Form 10KSB
period 2006-12-31
Converted Organics Inc.
filed 2007-04-02
CIK 1366340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 333-135174

Converted Organics Inc.
(Name of Small Business Issuer in its Charter)

Delaware	20-4075963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7A Commercial Wharf West, Boston, MA 02110
(Address of Principal Executive Offices and Zip Code)

(617) 624-0111
(Issuer’s telephone number)

Securities Registered Under Section 12(b) of the Exchange Act:

Converted Organics Inc.
Common Stock — $0.0001 Par Value
Class A Warrants to purchase one share of Common Stock
Class B Warrants to purchase one share of Common Stock
Units consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant

Securities Registered Under Section 12(g) of the Act:
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Issuer’s revenues for the year ended December 31, 2006:          0

The aggregate market value of the 2,086,536 shares of common stock held by non-affiliates computed by reference to the closing price of such stock as reported on the NASDAQ Capital Market and the Boston Stock Exchange on March 30th was $7,949,702.

As of March 30th, 2007 there were 3,426,969 shares of common stock outstanding

Transitional Small Business Disclosure Format:  Yes ☐     No ☑

Incorporation by Reference:

Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof in connection with the registrant’s 2007 annual meeting are incorporated by reference into Part III of this Report.

PART I

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, those described elsewhere in this report and the following:

•	We are an early-stage venture with no operating history, and our prospects are difficult to evaluate.

•	We expect to incur significant losses until we commence operations and perhaps for some time thereafter, and we may never operate profitably.

•	If we are unable to manage our transition to an operating company effectively, our operating results will be adversely affected.

•	Our plan to develop relationships with strategic partners and vendors may not be successful.

•	If we fail to finalize important agreements or the final agreements are unfavorable compared with what we currently anticipate, the development of our business may be harmed in ways which may have a material negative effect on our financial performance.

•	We may be unable to effectively implement new transaction accounting, operational and financial systems.

•	Our future success is dependent on our existing key employees, and hiring and assimilating new key employees, and our inability to attract or retain key personnel in the future would materially harm our business and results of operations.

•	Constructing and equipping our manufacturing facility may take longer and cost more than we expect.

•	We have little or no experience in the organic waste or fertilizer industries, which increases the risk of our inability to build and operate our facilities.

•	We will depend on contractors unrelated to us to build our organic waste conversion facility, and their failure to perform could harm our business, and hinder our ability to operate profitably

•	We license technology from a third party, and our failure to perform under the terms of the license could result in material adverse consequences.

•	The technology we will use to operate our facilities is unproven at the scale we intend to operate.

•	Our Woodbridge facility site may have unknown environmental problems that could be expensive and time consuming to correct, which may delay construction and delay our ability to generate revenue.

•	We may not be able to successfully operate our manufacturing facility.

•	Our lack of business diversification may have a material negative effect on our financial performance. .

•	We may not be able to manufacture our products in commercial quantities or sell them at competitive prices.

•	We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our potential products.

•	Pressure by our customers to reduce prices and agree to long-term supply arrangements may adversely affect our net sales and profit margins.

•	The fertilizer industry is highly competitive, which may adversely affect our ability to generate and grow sales.

•	Defects in our products or failures in quality control could impair our ability to sell our products or could result in product liability claims, litigation and other significant events with substantial additional costs.

•	Energy and fuel cost variations could adversely affect operating results and expenses.

•	We may not be able to obtain sufficient organic material.

•	Our license agreement with International BioRecovery Corp, the licensors of our technology (“IBRC”), restricts the territory into which we may sell our planned products and grants a cooperative a right of first refusal to purchase our products.

•	Our fertilizer products will be sold under an unproven name.

•	Our license agreement with IBRC imposes obligations on us related to infringement actions that may become burdensome or result in termination of our license agreement.

•	Development of our business is dependent on our ability to obtain additional debt financing which may not be available on acceptable terms.

•	We will need to obtain additional debt and equity financing to complete subsequent stages of our business plan.

•	The communities where our facilities may be located may be averse to hosting waste handling and manufacturing facilities.

•	Our facilities will require certain permits to operate, which we may not be able to obtain or obtain on a timely basis.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors detailed in our filings with the Securities and Exchange Commission, not all of which are known to us. Neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We will update this report only to the extent required under applicable securities laws. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.

For further information about these risks, uncertainties and factors, please review the disclosure included in this report under the caption “Description of Business — Risk Factors.”

ITEM 1.	DESCRIPTION OF BUSINESS

Company History

Converted Organics Inc. is a development stage company that seeks to construct processing facilities that will use organic food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. We plan to sell and distribute our products in the agribusiness, turf management, and retail markets. We have obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the Landlord will modify and we will equip as our initial organic waste conversion facility. We currently have no operations and do not expect to generate any revenue until the facility is completely operational, which the Company expects to be in the second quarter of 2008.

On February 16, 2007 the Company successfully completed an initial public offering of stock and successfully completed a bond offering with the New Jersey Economic Development Authority. The net proceeds of the stock offering of $8.9 million, together with the net proceeds of the bond offering of $16.5 million will be used to develop and construct an organic waste conversion facility in Woodbridge, New Jersey, fund the Company’s marketing and administrative expenses during the construction period, fund specific principal and interest reserves specified in the bond offering, and pay expenses relating to the offering of stock and bonds. Of the total net proceeds of the stock and bond offerings of $25.4 million, $14.6 million is available for construction of the New Jersey facility and the remaining $10.8 million will be used for items mentioned above. The Company believes that the $14.6 million available for construction of the New Jersey facility together with an additional $4.6 in lease financing from the New Jersey landlord will provide sufficient capital to complete the construction of the facility. The additional monthly rent to repay the $4.6 million in lease financing is expected to be generated from operations, once the facility is complete, and will not be paid for from the initial public offering of stock or issuance of New Jersey Economic Development Authority bonds.

Prior to February 16, 2007, the Company incurred approximately $2.5 million in bridge loans, term loans, demand loans and accrued interest which were used to fund operations and research and development costs during 2006. The covenants placed on the Company relating to the New Jersey Economic Development Authority Bond issuance preclude the Company form paying down all but $275,000 of these loans. As of the filing of this report, the Company therefore, still owes approximately $2.2 million on these loans. The largest of the loans, the bridge loan for approximately $1.7 million, including accrued interest, was extended for 59 days from February 16, 2007 under it existing terms. The Company is currently negotiating with the lender to extend the term of the loan, but there can be no assurance that such negotiations will be successfully concluded. The remaining demand and term loans of approximately $500,000, expired on February 16, 2007 and are currently being renegotiated. Based on the Company’s current cash flow projections, it will have sufficient funds from the initial public offering of stock, issuance of New Jersey Economic Development Authority Bonds and future operations to repay all of the loans plus accrued interest when the covenants relating to the bond offering are met.

When fully operational, the Woodbridge facility is expected to process approximately 78,000 tons of organic food waste and produce approximately 7,500 tons of dry product and 6,700 tons of liquid concentrate annually. The Company plans to add additional facilities, once the Woodbridge facility is completed and operational. The Company will need to finance those additional operating facilities by seeking additional funds either in the form of debt or equity.

We were incorporated under the laws of the state of Delaware in January 2006. In February 2006, the Company merged with its predecessor organizations, Mining Organics Management, LLC and Mining Organics Harlem River Rail Yard, LLC, in transactions accounted for as a recapitalization. These predecessor organizations provided initial technical and organizational research that led to the foundation of the current business plan.

Our revenue will come from two sources: “tip” fees and product sales. Waste haulers will pay the tip fees to us for accepting food waste generated by food distributors such as grocery stores, produce docks, fish markets and food processors, and by hospitality venues such as hotels, restaurants, convention centers and airports. Revenue will also come from the customers who purchase our products. Our planned products will possess a combination of nutritional, disease suppression and soil amendment characteristics. The products will be sold in both dry and liquid form and will be stable with an extended shelf life compared to other organic fertilizers. Among other uses, the liquid product is expected to be used to mitigate powdery mildew, a leaf fungus that restricts the flow of water and nutrients to the plant. These products can be used either on a stand-alone basis or in combination with more traditional petrochemical-based fertilizers and crop protection products. Based on growth trial performance, increased environmental awareness, trends in consumer food preferences and company-sponsored research, we believe our products will have substantial demand in the agribusiness, turf management and retail markets. We also expect to benefit from increased regulatory focus on organic waste processing and on environmentally friendly growing practices.

Our initial facility will receive raw material from the New York-Northern New Jersey metropolitan area. It is located near the confluence of two major highways in northern New Jersey, providing efficient access for the delivery of feedstock from throughout this geographic area. Our facility has been approved for inclusion in the Middlesex County, and New Jersey State Solid Waste Management Plans. We have done significant work in locating appropriate properties for future development in Massachusetts and New York City and are negotiating to lease property in Rhode Island.

Our New Jersey Facility

Converted Organics of Woodbridge, LLC (“Woodbridge”), a New Jersey limited liability company and wholly owned subsidiary of the company, was formed for the purpose of owning, constructing and operating the Woodbridge, New Jersey facility. Woodbridge had no physical assets, liabilities or operations as of December 31, 2006.

We have entered into a 10-year lease with a 10 year option to renew, for approximately 60,000 square feet of space in a portion of an existing building. The existing building will be upgraded to accommodate the conversion process and will house our processing equipment. The property has been recently surveyed and does not lie within any special flood hazard area.

Our process engineer, Weston Solutions, Inc., has substantially completed the design for the Woodbridge facility. We have entered into guaranteed maximum price contracts with construction, mechanical and electrical contractors to build the processing facility. A guaranteed maximum price contract is a contract to construct the facility that is guaranteed by a bond obtained by the contractor.

We have entered into an agreement with Royal Waste Services, Inc. of Hollis, New York to provide up to 200 tons of organic food waste per day to the facility. We have also had discussions with several other solid waste-hauling companies and numerous waste generators regarding additional feedstock for the facility. The facility will receive feedstock by truck over local roads. The fertilizer products produced at the facility are expected to be delivered by truck and rail to customers.

Our conversion process has been approved for inclusion in the Middlesex County and New Jersey State Solid Waste Management Plan. We have submitted our application for a Class C recycling permit, which is the primary environmental permit for this project. The remaining required permits are primarily those associated with the construction and operation of any manufacturing business.

The facility is expected to use significant amounts of electricity, natural gas and steam. We expect to use the services of an energy management firm to purchase natural gas and electricity, and water will be provided by the Town of Woodbridge. Wastewater will be discharged by permit into the local sewage system.

We expect the Woodbridge facility to be completed in the second quarter of 2008. During that time, we will spend approximately $14.6 million on equipment and installation.

Future Expansion of Business

In addition to our Woodbridge facility, we intend to develop and construct facilities in Massachusetts, Rhode Island and New York. To operate these facilities using the licensed process, we will require additional licenses from IBRC and additional capital. We anticipate that we will be able to use much of the engineering and design work done for the Woodbridge facility for subsequent facilities, thus reducing both the time and cost required to develop additional facilities.

In each of our contemplated locations, we have:

•	Engaged a local businessperson well acquainted with the community to assist us in the permitting process and develop support from community groups;

•	Participated in numerous meetings with state, county and local regulatory bodies as well as environmental and economic development authorities; and

•	Identified potential facility sites.

As new facilities commence production, we also anticipate we will achieve economies of scale in marketing and selling our fertilizer products as the cost of these activities is spread over a larger volume of product. As the overall volume of production increases, we also believe we may be able to more effectively approach larger agribusiness customers who may require larger quantities of fertilizer to efficiently utilize their distribution systems.

To date, we have undertaken the following activities in the following markets to prepare to develop additional facilities:

•	In Massachusetts, we have performed initial development work in connection with construction of a proposed 15,000-ton per year manufacturing facility to serve the eastern Massachusetts market. Our proposal to develop this facility is currently under review by the property owner. The Massachusetts Strategic Envirotechnology Partnership Program has completed a favorable review of our technology.

•	In Rhode Island, we have proposed to construct a 10,000-ton per year manufacturing facility to service the entire Rhode Island market. We are working with the Rhode Island Resource Recovery Corporation, the agency responsible for managing solid waste in the state, to build a facility on state-owned and operated landfill, thereby greatly reducing the time associated with permitting and construction. The Rhode Island Resource Recovery Corporation has reviewed the technology we have licensed and has included it as an option in the 2006 update to its solid waste plan. We are negotiating a term sheet with the Rhode Island Resource Recovery Corporation for a facility and expect to reach an agreement during the second quarter of 2007.

•	In New York City, we have proposed to construct a 15,000-ton per year manufacturing facility in the South Bronx to service the New York City market. We have held discussions with both the New York City Department of Environmental Protection and the New York State Department of Environmental Conservation.

Conversion Process

The process to be used in the Woodbridge, New Jersey facility to convert food waste into our solid and liquid fertilizer products is based on technology called “Enhanced Autothermal Thermophilic Aerobic Digestion” (“EATAD”). The EATAD process was developed by IBRC, a British Columbia company which possesses technology in the form of know-how integral to the process and which has licensed to us their technology for organic waste applications in the metropolitan New York and Northern New Jersey area. In simplified terms, EATAD means that once the prepared feedstock is heated to a certain temperature, it self-generates additional heat (autothermal), rising to very high, pathogen-destroying temperature levels (thermophilic). Bacteria added to the feedstock use vast amounts of oxygen (aerobic) to convert the food waste (digestion) to a rich blend of nutrients and single cell proteins. Foodstock preparation, digestion temperature, rate of oxygen addition, acidity and inoculation of the microbial regime are carefully controlled to produce products that are highly consistent from batch to batch.

The products we plan to manufacture using our process will be positioned as:

•	A stand-alone fertilizer with plant nutrition, disease suppression and soil enhancement (amendment) benefits. The solid and liquid forms have a nutrient composition of approximately 3% nitrogen, 2% phosphorous and 1% potassium (3-2-1 NPK); or

•	A blend to be added to conventional fertilizers and various soil enhancements to improve the soil as required by the end users.

The efficacy of our products has been demonstrated both in university laboratories and multi-year growth trials funded by us and by IBRC. These field trials have been conducted on more than a dozen crops including potatoes, tomatoes, squash, blueberries, grapes, cotton and turf grass. The results of these trials are available to shareholders at no charge by contacting us at 7A Commercial Wharf West, Boston, Massachusetts 02110. While these studies have not been published, peer-reviewed or otherwise subject to third-party scrutiny, we believe the trials and other data show our solid and liquid products will have several valuable attributes:

•	Plant nutrition. Historically, growers have focused on the nitrogen (N), phosphorous (P) and potassium (K) content of fertilizers. As agronomists have gained a better understanding of the importance of soil culture, they have turned their attention to humic and fulvic acids, phytohormones and other micronutrients and growth regulators not present in petrochemical-based fertilizers. Our products will have NPK content of approximately 3-2-1 and will be rich in micronutrients. Both products can be modified or fortified to meet specific user requirements.

•	Disease suppression. Based on field trials using product produced by the licensed technology, we believe our products will combine nutrition with disease suppression characteristics to eliminate or significantly reduce the need for fungicides and other crop protection products. The products’ disease suppression properties have been observed under controlled laboratory conditions and in documented field trials. We also have other field reports that have shown the liquid concentrate to be effective in reducing the severity of powdery mildew on grapes, reducing verticillium pressure on tomatoes and reducing scab in potatoes.

•	Soil amendment. As a result of their slow-release nature, our dry fertilizer product increases the organic content of soil, improving granularity and water retention and thus reducing NPK leaching and run-off. Due to high processing temperatures, our products are virtually pathogen-free and have an extended shelf life.

Nexant ChemSystems, Inc., a process engineering and strategic marketing research firm, evaluated our products’ projected economic yield — the market value of the crop less the costs of production — to the end user and concluded based on review of various growth trials that the economic yield of crops grown with fertilizer produced by our licensor using the EATAD process increased by an average of 11.3% with respect to the liquid product and 16.4% with respect to the dry product compared with control groups. With respect to cotton, potatoes and blueberries, economic yield increased by 16%, 19% and 30%, respectively, compared with control groups.

We plan to apply to the U.S. Department of Agriculture (the “USDA”) and various state agencies to have our products labeled as an organic fertilizer or separately as an organic fungicide. We expect organic labeling, if obtained, to have a significant positive impact on pricing. Unlike many organic fertilizers, our products will be fully converted during the EATAD process and therefore have consistent quality, be stable, odor-free and convenient for storage and shipping. They will also have a relatively high nutrient content and will be free of pathogens. Our products will be positioned for the commercial market as a fertilizer supplement or as a material to be blended into traditional nutrition and disease suppression applications.

Marketing and Sales

Target Markets

The concern of farmers, gardeners and landscapers about nutrient runoffs, soil health and other long-term effects of conventional chemical fertilizers has increased demand for organic fertilizer. We have identified three target markets for our products:

•	Agribusiness: horticulture, hydroponics and aquaculture;

•	Turf management: golf courses, sod farms and commercial, institutional and government facilities; and

•	Retail sales: home improvement outlets, garden supply stores, nurseries, Internet sales and shopping networks.

Agribusiness:  Today, the focus is on reducing the use of chemical products and at the same time meeting the demand for cost-effective, environmentally responsible alternatives. This change in focus is the result of:

•	Consumer demand for safer, higher quality food.

•	The restriction on use of registered chemical products. Several U.S. government authorities, including the Environmental Protection Agency, the Food and Drug Administration, and the USDA, regulate the use of fertilizers. There are more than 14 separate regulations governing the use of fertilizers.

•	Environmental concerns and the demand for sustainable technologies.

•	Demand for more food for the growing world population.

•	The cost effectiveness and efficacy of non-chemical based products to growers.

Consumer demand for organic food products increased throughout the 1990s at approximately 20% or more per annum. In the wake of USDA’s implementation of national organic standards in October 2002, the organic food industry has continued to grow. According to the Nutrition Business Journal, annual sales of organic foods have expanded almost four-fold from $3.6 billion in 1997 and averaged annual growth of 19.4% over the six-year period of 1998 to 2003. Organic foods were 61% of the $22.8 billion natural and organic foods market in 2005 and 2.5% of the $557 billion U.S. foods market (excluding food service), up from a penetration rate of 0.8% of the U.S. food market in 1997.

Farmers are facing pressures to change from conventional production practices to more environmentally friendly practices. U.S. agricultural producers are turning to certified organic farming methods as a potential way to lower production costs, decrease reliance on nonrenewable resources such as chemical fertilizers, increase market share with an “organically grown” label and capture premium prices, thereby boosting farm income.

Turf management:  We believe golf courses will continue to reduce their use of chemicals and chemical-based fertilizers to limit potentially harmful effects, such as chemical fertilizer runoff. The United States Golf Association (“USGA”) provides guidelines for effective environmental course management. These guidelines include using nutrient products and practices that reduce the potential for contamination of ground and surface water. Strategies include using slow-release fertilizers and selected organic products and the application of nutrients through irrigation systems. Further, the USGA advises that the selection of chemical control strategies should be utilized only when other strategies are inadequate. We believe that our all-natural, slow-release fertilizer products will be well received in this market.

Retail sales:  According to The Freedonia Group, a business research company, the $6 billion US market for packaged lawn and garden consumables will grow 4.5% annually through 2008. Fertilizers, mulch and growing media will lead gains, especially rubber mulch, colored mulch and premium soils. The growth of organic consumables is expected to be nearly double the rate of growth of conventional products but remain a small segment.

Product Sales and Distribution

Products manufactured at our Woodbridge facility may be sold under the names Genica SG-100 for the solid fertilizer and Genica LC-200 for the liquid fertilizer if we join a proposed marketing cooperative described in the two paragraphs below. Our license with IBRC restricts the sale of products from this facility to the Eastern Seaboard states, including Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut, New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, District of Columbia, North Carolina, South Carolina, Georgia and Florida.

We plan to sell and distribute our products by creating a sales organization or joining the proposed marketing cooperative. Our sales organization will target large purchasers of fertilizer products for distribution in our target geographic and product markets. Key activities of the sales organization will include introduction of the company and our products and the development of relationships with targeted clients. In addition, we have had preliminary discussions with manufacturers’ representatives to explore sales of our products in appropriate retail outlets.

IBRC is planning to form a marketing cooperative called Genica which is proposed to support IBRC’s plant licensees. Genica is designed to serve as the marketing, sales, distribution, research and development organization for products produced using the IBRC technology. As a plant licensee, we are eligible to join Genica. The cooperative may offer several strategic advantages. The cooperative would allow us to sell our end products through proposed marketing, sales and distribution channels. If we join, we expect to benefit from research and development functions performed by the cooperative as well as from what IBRC has accomplished in the past.

Environmental Impact of Our Business Model

Organic food waste, the raw material of our manufacturing process, comes from a variety of sources. Prior to preparation, food must be grown or raised, harvested, packaged, shipped, unpacked, sorted, selected and repackaged before it finds its way into markets, restaurants or home kitchens. Currently, this process creates a large amount of food waste, particularly in densely populated metropolitan areas such as New York City, Northern New Jersey, and Eastern Massachusetts. Traditionally, the majority of food waste is disposed of in either landfills or incinerators that do not produce a product from this recyclable resource. We intend to use a demonstrated technology that is environmentally benign to convert waste into valuable all-natural soil amendment products.

Food waste comprises 15 to 20% of the nation’s waste stream. Disposing of or recycling food waste should be simple, since organic materials grow and decompose readily in nature. However, the large volumes of food wastes generated in urban areas combined with a lack of available land for traditional recycling methods, such as composting, make disposal of food wastes increasingly expensive and difficult. Landfill capacity is a significant concern, particularly in densely populated areas. In addition, landfills may create negative environmental effects including liquid wastes migrating into groundwater, landfill gas, consumption of open space, and air pollution associated with trucking waste to more remote sites. The alternative of incineration may produce toxic air pollutants and climate-changing gases, as well as ash containing heavy metals. Incineration also fails to recover the useful materials from organic wastes that can be recycled. Traditional composting is a slow process that uses large tracts of land may generate offensive odors, and may attract vermin. In addition, composting usually creates an inconsistent product with lower economic value than the fertilizer products we will produce.

Our proposed process occurs in enclosed “digesters” housed within a building that will use effective emissions control equipment, resulting in minimal amounts of dust, odor, and noise. By turning food waste into a fertilizer product using an environmentally benign process, we anticipate that we will be able to reduce the total amount of solid waste that goes to landfills and incinerators, which may in turn reduce the release of greenhouse gases such as methane and carbon dioxide.

The following table summarizes some of the advantages of our proposed process compared with currently available methods employed to dispose of organic food waste:

Comparison of Methods for Managing Food Waste

Method	Environmental Impacts	Products

Landfilling	Loss of land Groundwater threat Methane gas Air pollution from trucks Useful materials not recycled Undesirable land use	Landfill gas (minimal energy generation at some landfills)
Incineration	Air pollution Toxic emissions Useful materials not recycled Disposal of ash still required	Electricity (only at some facilities)
Composting	Groundwater threat Odor Vermin Slow — takes weeks Substantial land required	Low value compost
Converted Organics	No air pollution or solid waste No harmful by-products Removal of waste from waste stream Consumption of electricity and natural gas Discharge of treated wastewater into sewage system	Natural fertilizer

Environmental regulators and other governmental authorities in our target markets have also focused more recently on the potential benefits of recycling increased amounts of food waste. For example, the New Jersey Department of Environmental Protection (the “NJDEP”) estimates nearly 1.5 million tons, or just over 15% of the state’s total waste stream, is food waste but in 2003, only 221,000 tons were recycled. The 2005 NJDEP Statewide Solid Waste Management Plan focuses particularly on the “food waste” recycling stream as one of the most effective ways to create significant increases in recycling tonnages and rates. In New York, state and local environmental agencies are taking measures to encourage the diversion of organics from landfills and are actively seeking processes consistent with health and safety codes. The goal is to further reduce the amount of waste going to landfills and other traditional disposal facilities, particularly waste that is hauled great distances, especially in densely populated areas in the Northeast. In 2005, the Rhode Island Resource Recovery Corporation began an examination of the bulk food waste processing technology of our technology licensor to determine whether using our licensed technology would be economically feasible, cost-effective, practicable, and an appropriate application in Rhode Island. The RIRRC completed the review and included the technology in their 2006 Solid Waster Master Plan. In Massachusetts, the State Solid Waste Master Plan has also identified a need for increased organics-processing capacity within the state and has called for a streamlined regulatory approval path.

IBRC License

Pursuant to a know-how license agreement dated July 15, 2003, as amended, IBRC granted us an exclusive license for a term of 40 years to use its proprietary EATAD technology for the design, construction and operation of facilities within a 31.25 mile radius from City Hall in New York City for the conversion of organic waste into solid and liquid organic material. The license permits us to use the technology at our Woodbridge facility site; restricts the ability of IBRC and an affiliated company, Shearator Corporation, to grant another know-how or patent license related to the EATAD technology within the exclusive area; and restricts our ability to advertise or contract for a supply of organic waste originating outside the same exclusive area. The licensed know-how relates to machinery and apparatus used in the EATAD process.

We are obligated to pay to IBRC an aggregate royalty equal to nine percent of the gross revenues from the sale of our products produced by the facility. In addition, we agreed to pay Cdn$238,000 to IBRC upon the closing of our initial public offering for a non-refundable deposit on a second plant license agreement and for growth trials, and pay Cdn$264,000 to IBRC in equal monthly installments over the twelve months following the offering for market research and other services. The license agreement may be terminated at IBRC’s option if we do not commence continuous operation of the Woodbridge facility, as defined in the license agreement, by July 1, 2008. We are also obligated to purchase IBRC’s patented macerators and shearators as specified by or supplied by IBRC or Shearator Corporation. If we can demonstrate sufficient demand in the area of exclusivity for the construction of additional plants, we may build the plants, assuming certain completion dates are met, upon payment of license fees for each plant based on dollar-per-ton of capacity of the proposed plants at the then current IBRC initial license fee.

The license agreement restricts the sale of products from the facilities covered by the license to the Eastern Seaboard. Also, pursuant to the license agreement, we have granted a proposed cooperative called Genica, which has yet to be formed and of which IBRC will be a member, a right of first refusal to market all of our products in accordance with the terms and upon payment to us of the price listed on our then current price list. If we propose to sell end products to a third party for a price lower or otherwise on terms more favorable than such published price and terms, Genica also has the first right of refusal to market such products on the terms and upon payment to us of the price proposed to the third party. The license agreement does not specify the duration of such rights.

Competition

We believe we will be operating in a very competitive environment in our business’s three dimensions — organic wastestream feedstock, technology and end products — each of which is quickly evolving. We believe we will nevertheless be able to compete effectively because of the abundance of the supply of food waste in our proposed geographic markets, the pricing of our tip fees and the quality of our proposed products and technology.

Organic Wastestream.  Competition for the organic waste stream feedstock includes landfills, incinerators and traditional composting operations. Organic waste streams are generally categorized as pre- and post-consumer food waste, lawn and garden waste, and bio-solids, including sewage sludge or the by product of wastewater treatment. Some states, including New Jersey, have begun to regulate the manner in which food waste may be composted. New Jersey has created specific requirements for treatment in tanks, and we believe our proposed Woodbridge facility will be the first approved in-vessel processing facility in the state. In Massachusetts, state regulators are considering a ban on the disposal of organic materials at landfills and incinerators once sufficient organic processing capacity exists within the state, which if adopted would provide a competitive advantage for our process.

Technology.  There are a variety of technologies used to treat organic wastes including composting, digestion, hydrolysis and thermal processing. Companies using these technologies may compete with us for organic material.

Composting is a natural process of decomposition that can be enhanced by mounding the waste into windrows to retain heat, thereby accelerating decomposition. Large-scale compost facilities require significant amounts of land for operations that may not be readily available or that may be only available at significant cost in major metropolitan areas. Given the difficulties in controlling the process or the consistent ability to achieve germ-killing temperatures, the resulting compost is often inconsistent and generally would command a lower market price than our product.

Digestion may be either aerobic, like the EATAD process, or anaerobic. Anaerobic digestion is, in simple terms, mechanized in-vessel composting. In addition to compost, most anaerobic digestion systems are designed to capture the methane generated. While methane has value as a source of energy, it is generally limited to on-site use, as it is not readily transported.

Hydrolysis is an energy-intensive chemical process that produces a byproduct, most commonly ethanol. Thermal technologies extract the Btu content of the waste to generate electricity. Food waste, which is typically 75-90% water, is generally not a preferred feedstock. Absent technological breakthroughs, neither hydrolysis nor thermal technologies are expected to be accepted for organic food waste processing on a large-scale in the near term.

End Products.  The organic fertilizer business is relatively new, highly fragmented, under-capitalized and growing rapidly. We are not aware of any dominant producers or products currently in the market. There are a number of single input, protein-based products, such as fish, bone and cottonseed meal, that can be used alone or mixed with chemical additives to create highly formulated fertilizer blends that target specific soil and crop needs. In this sense they are similar to our products but have odor, stability and shelf life or seasonality problems.

Most of the 50 million tons of fertilizer consumed annually in North America is mined or derived from petroleum. These petroleum-based products generally have higher nutrient content (NPK) and cost less than organic fertilizers. However, as agronomists better understand how soil, root and stem/leaf systems interact, the importance of micronutrients is more highly valued. Petrochemical additives have been shown to deaden the soil, which ironically contributes to higher nutritional requirements. Traditional petrochemical fertilizers are highly soluble and readily leach from the soil. Slow release products that are coated or specially processed command a premium. However, the economic value offered by petrochemicals, especially for field crops including corn, wheat, hay and soybeans, will not be supplanted in the foreseeable future.

Despite a large number of new products in the end market, we believe that our products have a unique set of characteristics. Positioning and branding the combination of nutrition and disease suppression characteristics will differentiate our products from other organic fertilizer products to develop market demand, while maintaining or increasing pricing. In view of the barriers to entry created by the supply of organic waste, regulatory controls and the cost of constructing facilities, we do not foresee a dominant manufacturer or product emerging in the near term.

Government Regulation

Our end products may be regulated or controlled by state, county and local governments as well as various agencies of the Federal government, including the Food and Drug Administration and the Department of Agriculture.

In addition to the regulations governing the sale of our end products, our facilities will be subject to extensive regulation. We will need certain permits to operate solid waste or recycling facilities as well as permits for our sewage connection, water supply, land use, air emission, and wastewater discharge. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, and township and state agencies having control over the specific properties.

For our Woodbridge facility, we must obtain various permits and approvals to operate a recycling center and a manufacturing facility, including among others a Class C recycling permit, land use and site plan approval, an air quality permit, a discharge permit; treatment works approval and a storm water runoff permit, building construction permits and a soil conservation district permit.

Environmental regulations will also govern the operation of our facilities. Our facilities will most likely be located in urban industrial areas where contamination may be present. Regulatory agencies may require us to remediate environmental conditions at our locations.

Employees

As of March 1, 2007, we had six full-time employees, all of whom were in management and administration. Once the Woodbridge facility reaches its initial design capacity of 250 tons per day, we expect to have approximately 17 full-time employees at the facility, working in the areas of general plant management, equipment operation, quality control, maintenance, laborers, and administrative support.

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in this Annual Report on Form 10-KSB, including our financial statements and the related notes.

We are an early-stage venture with no operating history, and our prospects are difficult to evaluate.

We have not operated any facility, nor have we sold any products. Our activities to date have been limited to developing our business, and consequently there is no historical financial information related to operations available upon which you may base your evaluation of our business and prospects. The revenue and income potential of our business is unproven. If we are unable to develop our business, we will not achieve our goals and could suffer economic loss or collapse, which may have a material negative effect on our financial performance.

We expect to incur significant losses until we commence operations and perhaps for some time thereafter, and we may never operate profitably.

For the period from May 2, 2003 (inception of our predecessor companies) through December 31, 2006, we incurred an accumulated net loss of approximately $6,290,000. We will continue to incur significant losses until we successfully complete construction and commence operations at our proposed Woodbridge, New Jersey facility. There is no assurance that we will be successful in our efforts to build and operate an organic waste conversion facility. Even if we successfully meet our objectives and begin operations at the Woodbridge facility, there is no assurance that we will be able to operate profitably.

If we are unable to manage our transition to an operating company effectively, our operating results will be adversely affected.

Failure to manage effectively our transition to an operating company will harm our business. To date, substantially all of our activities and resources have been directed at developing our business plan, arranging financing, licensing technology, obtaining permits and approvals, and securing a lease for our first facility and options for additional facilities. The transition to a converter of waste and manufacturer and vendor of fertilizer products will require effective planning and management. Our management does not have extensive experience in operating a manufacturing facility. In addition, future expansion will be expensive and will likely strain our management and other resources. We may not be able to easily transfer our skills to operating a facility or otherwise effectively manage our transition to an operating company.

Our plan to develop relationships with strategic partners and vendors may not be successful.

As part of our business strategy, we will need to develop short- and long-term relationships with strategic partners and vendors to conduct growth trials and other research and development activities, to assess technology, to engage in marketing activities, and to enter into waste collection, real estate development and construction agreements. For these efforts to succeed, we must identify partners and vendors whose competencies complement ours. We must also enter into agreements with them on attractive terms and integrate and coordinate their resources and capabilities with our own. If we are unsuccessful in our collaborative efforts, our ability to develop and market products could be severely limited or delayed.

If we fail to finalize important agreements or the final agreements are unfavorable compared with what we currently anticipate, the development of our business may be harmed in ways which may have a material negative effect on our financial performance.

This document refers to agreements and documents that are not yet final, a permit that have not yet been obtained, and plans that have not yet been implemented. The definitive versions of those agreements, permits, plans or proposals may not materialize or, if they do materialize, may not prove profitable to the company, which may have a material negative effect on our financial performance.

We may be unable to effectively implement new transaction accounting, operational and financial systems.

To manage our operations, we will be required to implement complex transaction accounting, operational and financial systems, procedures and controls, and to retain personnel experienced in the use of these systems. Deficiencies in the design and operation of our systems, procedures and controls, including internal controls, could adversely affect our ability to record, process, summarize and report material financial information. Our planned systems, procedures and controls may be inadequate to support our future operations.

Our future success is dependent on our existing key employees, and hiring and assimilating new key employees, and our inability to attract or retain key personnel in the future would materially harm our business and results of operations.

Our success depends on the continuing efforts and abilities of our current management team. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. The loss of services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel could materially harm our business and results of operations. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them.

Constructing and equipping our manufacturing facility may take longer and cost more than we expect.

Equipping and completing our initial facility will require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of delays, equipment problems, cost overruns, including the cost of raw materials such as stainless steel, and other start-up and operating difficulties. Our conversion processes will use custom-built, patented equipment that may not be delivered and installed in our facility in a timely manner for many reasons, including but not limited to the inability of the supplier of this equipment to perform. In addition, this equipment may take longer and cost more to debug than planned and may never operate as designed. If we experience any of these or similar difficulties, we may be unable to complete our facilities, and our results may be materially affected.

We have little or no experience in the organic waste or fertilizer industries, which increases the risk of our inability to build and operate our facilities.

We are currently, and are likely for some time to continue to be, dependent upon our present management team. Most of these individuals are experienced in business generally, organizing the construction, equipping and start up of an organic waste conversion facility, and governing and operating a public company. In addition, none of our directors has any experience in the organic waste or fertilizer products industries. As a result, we may not develop our business successfully.

We will depend on contractors unrelated to us to build our organic waste conversion facility, and their failure to perform could harm our business, and hinder our ability to operate profitably.

We have entered into guaranteed maximum price contracts with construction, mechanical, and electrical contractors to build our Woodbridge facility. Although we believe each of these companies is qualified, we have no prior experience with any of them. If any company were to fail to perform, there is no assurance that we would be able to obtain a suitable replacement on a timely basis.

We license technology from a third party, and our failure to perform under the terms of the license could result in material adverse consequences.

We intend to use certain licensed technology and patented pieces of process equipment in our Woodbridge facility that will be obtained from International Bio-Recovery Corporation (“IBRC”). The license contains various performance criteria, and if we fail to perform under the terms of the license, the license may be terminated by the licensor, and we will have to modify our process and employ other equipment that may not be available on a timely basis or at all. If we are unable to use different technology and equipment, we may not be able to operate the Woodbridge facility successfully. If the license agreement is terminated or held invalid for any reason, or if it is determined that IBRC has improperly licensed its process to us, the occurrence of such event will adversely affect our operations and revenues.

The technology we will use to operate our facilities is unproven at the scale we intend to operate.

While IBRC has operated a facility in British Columbia using the Enhanced Autothermal Thermophilic Aerobic Digestion process, its plant is smaller than our planned Woodbridge facility. IBRC developed the initial drawings for our Woodbridge facility, but neither IBRC nor we have operated a plant of the proposed size.

Our Woodbridge facility site may have unknown environmental problems that could be expensive and time consuming to correct, which may delay construction and delay our ability to generate revenue.

There can be no assurance that we will not encounter hazardous environmental conditions at the Woodbridge facility site or any additional facility sites that may delay the construction of our organic waste conversion facilities. Upon encountering a hazardous environmental condition, our contractor may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the particular facility and may require significant expenditures to correct the environmental condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenue.

We may not be able to successfully operate our manufacturing facility.

Although we intend to hire a firm with substantial operational experience to operate our Woodbridge facility, we have not developed or operated any manufacturing facilities of any kind. Our Woodbridge facility, if completed, would be the first commercial facility of its kind in the United States and may not function as anticipated. In addition, the control of the manufacturing process will require operators with extensive training and experience which may be difficult to attain.

Our lack of business diversification may have a material negative effect on our financial performance.

We expect to have only two planned products to sell to customers to generate revenue: dry and liquid soil amendment products. We do not expect to have any other products. Although we also expect to receive “tip” fees, our lack of business diversification could have a material adverse effect on our operations.

We may not be able to manufacture our products in commercial quantities or sell them at competitive prices.

To date, we have not produced any products. We may not be able to manufacture the planned products in commercial quantities or sell them at prices competitive with other similar products.

We may be unable to establish marketing and sales capabilities necessary to commercialize and gain  market acceptance for our potential products.

We currently have limited sales and marketing capabilities. We will need to either hire sales personnel with expertise in the markets we intend to address or contract with others to provide sales support. Co-promotion or other marketing arrangements to commercialize our planned products could significantly limit the revenues we derive from our products, and these parties may fail to commercialize these products successfully. Our planned products address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ, and we may not be able to develop such specialized marketing resources.

Pressure by our customers to reduce prices and agree to long-term supply arrangements may adversely affect our net sales and profit margins.

Our potential customers, especially large agricultural companies, are often under budgetary pressure and are very price sensitive. Our customers may negotiate supply arrangements with us well in advance of delivery dates, thereby requiring us to commit to product prices before we can accurately determine our final costs. If this happens, we may have to reduce our conversion costs and obtain higher volume orders to offset lower average sales prices. If we are unable to offset lower sales prices by reducing our costs, our gross profit margins will decline, which could have a material negative effect on our financial performance.

The fertilizer industry is highly competitive, which may adversely affect our ability to generate and grow sales.

Chemical fertilizers are manufactured by many companies and are plentiful and relatively inexpensive. In addition, the number of fertilizer products registered as “organic” with the Organic Materials Review Institute increased by approximately 50% from 2002 to 2005. If we fail to keep up with changes affecting the markets that we intend to serve, we will become less competitive, adversely affecting our financial performance.

Defects in our products or failures in quality control could impair our ability to sell our products or could result in product liability claims, litigation and other significant events with substantial additional costs.

Detection of any significant defects in our products or failure in our quality control procedures may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, and injury to our reputation. The costs we may incur in correcting any product defects may be substantial. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail, would be time consuming and costly to defend. We do not presently maintain product liability insurance, and any product liability insurance we may obtain may not be adequate to cover claims.

Energy and fuel cost variations could adversely affect operating results and expenses.

Energy costs, particularly electricity and natural gas, are expected to constitute a substantial portion of our operating expenses. The price and supply of energy and natural gas are unpredictable and fluctuate based on events outside our control, including demand for oil and gas, weather, actions by OPEC and other oil and gas producers, and conflict in oil-producing countries. Price escalations in the cost of electricity or reductions in the supply of natural gas could increase operating expenses and negatively affect our results of operations. We may not be able to pass through all or part of the increased energy and fuel costs to our customers.

We may not be able to obtain sufficient organic material.

Competing disposal outlets for organic food waste and increased demand for applications such as biofuels may develop and adversely affect our business. To fully utilize the tip floor and to manufacture our products, we are dependent on a stable supply of organic food waste. Insufficient food waste feedstock will adversely affect our efficiency and may cause us to increase our tip fee discount from prevailing rates, likely resulting in reduced revenues and net income.

Our license agreement with IBRC restricts the territory into which we may sell our planned products and grants a cooperative a right of first refusal to purchase our products.

We have entered into a license agreement with IBRC which among other terms contains a restriction on our right to sell our planned products outside a territory defined generally as the Eastern Seaboard of the United States. The license agreement also grants a proposed cooperative of which IBRC is a member a right of first refusal to purchase the products sold from our Woodbridge facility under certain circumstances. While we believe that the territory specified in the license agreement is broad enough to easily absorb the amount of product we plan to produce and that the right of first refusal will not impair our ability to sell our products, these restrictions may have a material adverse effect on the volume and price of our product sales. We may in addition become completely dependent on a third party for the sale of our products.

Our fertilizer products will be sold under an unproven name.

Our licensing agreement with IBRC requires that we market our planned products from our Woodbridge facility under the brand name “Genica.” No fertilizer products have been sold in our geographic market under that name, and the name may not be accepted in our marketplace.

Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important proprietary rights.

We may have to defend ourselves against patent and other infringement claims asserted by third parties regarding the technology we have licensed, resulting in diversion of management focus and additional expenses for the defense of claims. In addition, as a result of a patent infringement suit, we may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a patent covering a third party’s intellectual property unless that party grants us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. If we cannot obtain all necessary licenses on commercially reasonable terms, we may be unable to continue selling such products. Even if we are able to obtain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some or all of our business operations as a result of patent infringement claims, which could severely harm our business.

Our license agreement with IBRC imposes obligations on us related to infringement actions that may become burdensome or result in termination of our license agreement.

If our use of the licensed technology is alleged to infringe the intellectual property of a third party, we may become obligated to defend such infringement action. Although IBRC has agreed to bear the costs of such defense, if the licensed technology is found by a court to be infringing, IBRC may terminate the license agreement, which may prevent us from continuing to operate our conversion facility. In such an event, we may become obligated to find alternative technology or to pay a royalty to a party other than IBRC to continue to operate.

If a third party is allegedly infringing any of the licensed technology, then either we or IBRC may attempt to enforce the IBRC intellectual property rights. In general, our possession of rights to use the know-how related to the licensed technology will not be sufficient to prevent others from employing similar technology that we believe is infringing. Any such enforcement action against alleged infringers, whether by us or by IBRC, may be required to be maintained at our expense under the terms of the license agreement. The costs of such an enforcement action may be prohibitive, reduce our net income, if any, or prevent us from continuing operations.

Development of our business is dependent on our ability to obtain additional debt financing which may not be available on acceptable terms.

We may need to obtain significant debt financing in order to develop manufacturing facilities and begin production of our products. Each facility will likely be individually financed and require considerable debt. While we believe state government-sponsored debt programs will be available to finance our requirements, market rate or non-government sponsored debt could also be used. However, public or private debt may not be available at all or on terms acceptable to us for the development of future facilities.

We will need to obtain additional debt and equity financing to complete subsequent stages of our business plan.

We will need to obtain additional debt and equity financing to complete subsequent phases of our business plan. We may issue additional securities in the future with rights, terms and preferences designated by our Board of Directors, without a vote of stockholders, which could adversely affect your rights. Additional financing will likely cause dilution to our stockholders and could involve the issuance of securities with rights senior to the outstanding shares. There is no assurance that such funds will be sufficient, that the financing will be available on terms acceptable to us and at such times as required, or that we will be able to obtain the additional financing required, if any, for the continued operation and growth of our business. Any inability to raise necessary capital will have a material adverse effect on our ability to meet our projections, deadlines and goals and will have a material adverse effect on our revenues and net income.

Our agreements with our bond investors may hinder our ability to operate our business by imposing restrictive loan covenants, which may prohibit us from paying dividends or taking other actions to manage or expand our business.

The terms of the Bond guaranty executed by the Company on behalf of Converted Organics of Woodbridge, LLC., prohibit the Company from paying debt and other obligations that funded the Company’s working capital until certain ratios of EBITDA to debt service are met. As of the date of filing this report, the Company had an outstanding balance of approximately $2.3 million of bridge loans, term loans, demand loans and accrued interest on obligations that were not paid at the time of the public offering due to these restrictions. The largest, a $1.7 million bridge loan and accrued interest, was extended until April 19, 2007 under the current terms. The Company is presently negotiating a further extension of this loan, but there is no assurance that such negotiations will be successfully concluded. In addition, the Company is also negotiating an extension to approximately $500,000 of demand and term loans which expired on December 31, 2006. Based on the Company’s current cash projections there will be sufficient cash from the initial public offering of stock, issuance of bonds and future operations to repay this obligation and the accrued interest.

Mandatory redemption of our bonds could have a material adverse effect on our liquidity and cash resources.

The bonds issued are subject to mandatory redemption by us if the Woodbridge facility is condemned, we cease to operate the facility, the bonds become taxable, a change in control of the company occurs and under certain other circumstances. Depending upon the circumstances, such an event could require a payment to our bondholders ranging between 100% and 110% of the principal amount of the bonds outstanding, plus interest. If we are unable to obtain additional financing from other sources, the requirement that we pay cash in connection with such mandatory redemption will have a material adverse effect on our liquidity and cash resources, and may impair our ability to continue to operate.

The communities where our facilities may be located may be averse to hosting waste handling and  manufacturing facilities.

Local residents and authorities in communities where our facilities may be located may be concerned about odor, vermin, noise, increased truck traffic, air pollution, decreased property values, and public health risks associated with operating a manufacturing facility in their area. These constituencies may oppose our permitting applications or raise other issues regarding our proposed facilities.

Our facilities will require certain permits to operate, which we may not be able to obtain or obtain on a timely basis.

For our Woodbridge facility, we must obtain various permits and approvals to operate a recycling center and a manufacturing facility, including among others a Class C recycling permit, land use and site plan approval, an air quality permit, a water discharge permit, a storm water runoff permit, and building construction permits. We may not be able to secure all the necessary permits on a timely basis or at all, which may prevent us from operating the facility according to our business plan.

For our additional facilities, we may need certain permits to operate solid waste or recycling facilities as well as permits for our sewage connection, water supply, land use, air emission, and wastewater discharge. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township and state agencies having control over the specific properties. Lack of permits to construct, operate or maintain our facilities will severely and adversely affect our business.

Changes in environmental regulations or violations of such regulations could result in increased expense and could have a material negative effect on our financial performance.

We will be subject to extensive air, water and other environmental regulations and will need to obtain a number of environmental permits to construct and operate our planned facilities. If for any reason any of these permits are not granted, construction costs for our organic waste conversion facilities may increase, or the facilities may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our net income and have a material negative effect on our financial performance.

ITEM 2.	DESCRIPTION OF PROPERTY

We have entered a 10 year lease with an option to renew for 10 years, for property located in an industrial area of Woodbridge, New Jersey. This is the site upon which our initial plant will be constructed. The lease covers 60,000 square feet of a 300,000 square foot building. The rent is $32,500 per month for the first 5 years. In year 6, the rent is increased by 5% and will increase 2% a year in years 7 through 10. On January 18, 2007, the Company executed a lease amendment to compensate the Landlord for costs incurred in connection with a buildout of the leased space. During years 2 through 10, we will pay an additional $45,402 per month under the amendment, for total rent expense of $77,902 per month. In year 11 the rent will increase by 5% and will increase an additional 2% per year in years 12 through 15. The rent will increase 5% in year 16 and thereafter will increase 2% per year through the remainder of the term. We are responsible for payment of common area maintenance fees and taxes based upon our percentage of use relative to the whole facility and for our separately metered utilities. The additional rent associated with the buildout of the facility is approximately $4,900,000 and will be repaid as discussed above. This buildout allowance represents additional financing to the Company and is not included in the estimated costs of $14.6 million to complete the Woodbridge facility.

We currently lease, on a month-to-month basis, approximately 2,500 square feet of office space for our headquarters in Boston, Massachusetts. We pay rent of $2,500 per month and a shared services fee of $1,000 per month. We may terminate the office lease at any time upon 30 days advance written notice.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings to which we are or would be a party or any proceedings being contemplated by governmental authorities against us, or any of our executive officers or directors relating to their services on our behalf, except to the extent that the negotiations with the Bridge Lenders are not complete. If such negotiations are not successful, the Bridge Lenders may commence legal proceedings against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Stock Option Plan was submitted to approval by the stock holders in June of 2006 acting by unanimous written consent.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Shares of the Company’s common stock are subject to quotation on the NASDAQ Capital Market and the Boston Stock Exchange.

The Company’s units began trading on February 13, 2007 under the symbol “COINU.” Each unit consisted of one share of common stock, one redeemable Class A warrant, and one non-redeemable Class B warrant, each warrant to purchase one share of common stock. The common stock and warrants traded as a unit for 30 days from February 13, 2007, to March 15, 2007, after which the common stock and warrants began trading separately.

The symbol for the common stock is “COIN.”

From February 13, 2007 to March 15, 2007 our common stock was not tradable separately from the units. Below are the price ranges for our common stock since March 15, 2007.

Security	Symbol	High	Low

Common Stock	COIN	$4.20	$3.36

Holders

As of the date of this report, there are approximately 40 holders of record of the Company’s common stock.

Dividends

Holders of record of our common stock at the end of each calendar quarter, beginning with the first quarter of 2007, will receive a 5% common stock dividend until the Woodbridge facility has commenced commercial operations. We will not issue fractional shares as a part of the dividend program or shares with respect to the calendar quarter in which we commence commercial operations.

We have not declared or paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. The terms of our New Jersey bond issue restrict our ability to pay cash dividends. Any future decision to pay cash dividends on common stock will be at the discretion of our board of directors and will depend upon, in addition to the terms of the New Jersey bond financing as well as any future bond or bank financings, our financial condition, results of operation, capital requirements and other factors our board of directors may deem relevant.

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

In a private placement with its predecessor entities, the Company issued 600,000 common shares of Converted Organics Inc. The shares were issued in consideration for certain assets of the predecessor entities to the Company to allow it to assume development activities. The Company assumed title of the license from IBRC, as well as certain liabilities of the predecessor entities.

Equity

On January 13, 2006, in a private placement, 733,333 of authorized shares were issued to the founders of the Company. The Company did not receive any consideration for the founders’ shares. Because the Company had a negative estimated value on January 13, 2006, the Company recognized compensation expense at par value totaling $73 in connection with the issuance of the founders’ shares, as par value represents the statutory minimum share value in the state of Delaware.

Bridge Notes and Bridge Equity Units

On February 16, 2007 the Company issued 275,455 units under the terms of the Bridge Financing Agreements as amended. The Company is required to file a registration statement, relating to these units, with in 180 days of issuance.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” and those included elsewhere in this report.

Introduction

Converted Organics Inc. is a development stage company that seeks to construct processing facilities that will use organic food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. We plan to sell and distribute our products in the agribusiness, turf management, and retail markets. We have obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the Landlord will modify and we will equip as our initial organic waste conversion facility. We currently have no operations and do not expect to generate any revenue until the facility is completely operational. We were incorporated under the laws of the state of Delaware in January 2006. In February 2006, the company merged with its predecessor organizations, Mining Organics Management, LLC and Mining Organics Harlem River Rail Yard, LLC, in transactions accounted for as a recapitalization.

When fully operational, the Woodbridge facility is initially expected to process approximately 78,000 tons of organic food waste and produce approximately 7,500 tons of dry product and 6,700 tons of liquid concentrate annually. We expect to complete construction and begin start-up operations in the second quarter of 2008. The total cash required to reach stabilized operations, including various reserves required under the terms of the bond issue and $800,000 of previously invested capital, is approximately $25.4 million.

Development Period

Since the formation of one of our predecessors on May 2, 2003 through December 31, 2006, we and our predecessor organizations have spent approximately $3.2 million of seed capital and $1,765,000 of bridge loan proceeds to accomplish the following:

•	acquire the technology license;

•	develop engineering plans;

•	identify appropriate sites for development;

•	enter into a lease for the site for our Woodbridge facility;

•	prepare certain environmental permit applications;

•	contract for third-party evaluation and validation of the technology;

•	contract for two third-party studies analyzing the pricing and market demand for our products;

•	pursue various environmental permits and licenses;

•	negotiate a long-term supply contract for source-separated organic waste;

•	garner public/ community support;

•	develop markets for our products by meeting with distributors of organic products, wholesalers, and prior users of similar products;

•	sponsor growth and efficacy trials for products produced by the licensor; and

•	issue our securities.

These activities have been funded through a combination of contributions of capital by our founders, private sales of interests in our predecessor companies, and borrowings. Weston Solutions, Inc. contributed approximately $2.3 million in cash; ECAP, LLC, a boutique investment firm, of which William A. Gildea, a director of the company, is the managing member, contributed $300,000 in cash; and the balance came from borrowings of $250,000 in 2004 and again in 2005 from individual lenders at annual interest rates of 12% and 15%, respectively. These notes were due on December 30, 2006 and continue to accrue interest. The terms of the tax-exempt bonds issued by the Economic Development Authority of New Jersey, prohibit repayment of these obligations until our subsidiary’s EBITDA exceeds 1.2 times Maximum Annual Debt Service for 12 months, unless these obligations are repaid using the proceeds of a secondary equity funding or the proceeds from new debt approved by the Bondholder.

We have commenced plant construction activities. Our process engineer, Weston Solutions, Inc., has substantially completed the design, mass balance, energy balance, and process flow drawings for the Woodbridge facility. This work formed the basis for soliciting bids for a guaranteed maximum price contracts for the construction of the Woodbridge facility; these contracts place responsibility on the contractors for delivering a turnkey project within 12 to 15 months from the closing of the public offering on February 16, 2007.

Construction and Start-up Period

Management will initially be focused primarily on constructing the Woodbridge facility, conducting start-up trials and bringing operations to full-scale production as quickly as practicable. We have budgeted approximately $14.6 million for the design, building, and testing of our facility, including related non-recurring engineering costs, according to the following development calendar. The capital outlays shown in the following table represent an estimated schedule of payments to be made in connection with the construction of the Woodbridge facility. The amounts shown below include the related portions of construction management, engineering and design, contingency, bonding and similar fees. The capital outlay of $14.6 will come from the $25.4 million dollars raised by the public offering of stocks and bonds on February 16, 2007 and does not include $4.6 million of lease financing provided by the New Jersey landlord.

Development Stage Milestone Estimated Cost

Development Stage	Milestone	Estimated Cost

Award GMP (design & non-recurring engineering costs)- Completed	Q1 2007	$415,000
Order “long-lead time” equipment	Q2 2007	2,055,000
General Construction	Q2 2007	1,157,000
Install Equipment	Q3 2007	4,452,000
Install mechanical, electrical and piping	Q1 2008	6,490,000

Total		$14,569,000

The remaining net proceeds of the stock and bond offerings of $10.8 million will be used to fund the Company’s marketing and administrative expenses during the construction period, fund specific principal and interest reserves specified in the bond offering and pay expenses relating to the offering of stock and bonds. The additional costs for the buildout of the New Jersey facility by the landlord are not included in these costs. We expect to negotiate and execute a plant management agreement prior to commencement of facility operations. We will continue to develop relationships and negotiate purchase agreements for our end products in the agribusiness, turf management, and retail markets during the construction and start up period.

Full-scale Operations

Operations will begin by processing 50 tons of organic waste per day, with the expectation that initial design capacity of 250 tons per day will be reached within four-to-six weeks. Upon commencement of operations, there will be two revenue streams: (i) tip fees that in our potential markets range from $50 to $100 per ton, and (ii) product sales. Tip fees are paid to the Company to receive the organic waste stream from the waste hauler; the hauler pays the Company, instead of a landfill, to take the waste. If the haulers source separate and pay in advance, they will be charged tip fees that are up to 20% below market. Operations are expected to be stabilized at design capacity within three-to-six months of commencement.

Future Development

Subject to the availability of development capital, we intend to commence development and construction of other facilities while completing construction of our Woodbridge facility. The timing of our next facility is dependent on many factors, including locating property suited for our use, negotiating favorable terms for lease or purchase, obtaining regulatory approvals, and procuring raw material at favorable prices.

We anticipate that our next facility will be located in Rhode Island. We have commenced negotiation of a lease and services agreement with the Rhode Island Resource Recovery Agency for a proposed facility in Johnston, Rhode Island. Other locations in Massachusetts and New York as well as other states, will be considered as determined by management.

In each contemplated market, we have started development activity to secure a facility location. We have also held preliminary discussions with state and local regulatory officials and raw material suppliers. We believe that this preliminary development work will allow the Company to develop and operate a second facility within 24 months from the closing of this offering, subject to the availability of debt financing. We will be able to use much of the engineering and design work done for our first facility for subsequent facilities, thus reducing both the time and costs associated with these activities. We expect to form a separate wholly owned subsidiary for each facility to facilitate necessary bond financing and manage risk. We anticipate the contribution to gross revenue and coverage of expenses with respect to future facilities to be approximately the same as the Woodbridge facility.

Trends and Uncertainties Affecting our Operations

We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid concentrate and solid organic fertilizer in the Eastern United States, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability.

Liquidity and Capital Resources

At December 31, 2006, we had total assets of approximately $1,557,000, consisting primarily of cash, deferred financing and issuance costs, intangible assets and prepaid and other assets, and current liabilities of approximately $3,734,000, consisting primarily of accounts payable, accrued expenses, term and demand notes payable, and bridge loan payable. The Company has accumulated a net loss from inception through December 31, 2006 of approximately $6,290,000. Owners’ equity (deficit) at December 31, 2006 was approximately $(2,177,000). Since inception, we have generated no revenue from operations, and for the years ended December 31, 2006 and 2005, we had operating losses of approximately $3,727,000 and $629,000, respectively, primarily due to our start-up costs and stock option expenses.

We currently do not have manufacturing capabilities or other means to generate revenues or cash. Approximately, $14.6 million of the net proceeds from the equity and bond offerings, together with the $4.6 million of lease financing provided by the landlord, will be used to build our Woodbridge facility, which is expected to be completed in the first quarter of 2008. We believe that the remaining $10.8 million net proceeds from the equity and bond offerings will be sufficient to sustain our operations until then and will also provide cash to repay bridge loans, term loans, demand loans and accrued interest that were not paid at the date of our initial public offering, due to covenants placed on the Company by the New Jersey Economic Development Authority.

Critical Accounting Policies and Estimates

The Plan of Operation is based, in part, upon the Company’s financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods. A summary of accounting policies that have been applied to the historical financial statements can be found in the notes to financial statements.

We evaluate our estimates on an on-going basis. The most significant estimates relate to intangible assets, deferred financing and issuance costs, and the fair value of financial instruments. We base our estimates on historical Company and industry experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

The following is a brief discussion of the critical accounting policies and methods, and the judgments and estimates used by us in their application:

Other Long-Lived Assets

We account for our long-lived assets (excluding goodwill) in accordance with SFAS No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as technological changes or significant increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using a discounted cash flow model. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.

Other long-lived assets, such as identifiable intangible assets, are amortized over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the assets may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the assets’ carrying cost over its fair value. As described above, there is inherent subjectivity involved in estimating future cash flows, which can have a significant impact on the amount of any impairment. Also, if market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result we may be required to recognize impairment charges in the future.

Deferred Issuance Costs

Deferred expenditures for offering costs are dependent upon the successful completion of the equity and debt offerings. We defer the costs incurred to raise equity until that event occurs. At the time we issue new equity, we will net these costs against the equity proceeds received. Alternatively, if the equity event does not occur, we will expense the offering costs. This estimate is likely to change in the near term.

Deferred Financing Costs

Deferred financing and broker fees are amortized over the life of the respective loans.

Fair Value of Financial Instruments

We have issued various debt and equity instruments, some of which have required a determination of their fair value, where quoted market prices were not published or readily available. We base our determinations on valuation techniques that require judgments and estimates, including discount rates used in applying present value analyses, the length of historical look-back used in determining the stock volatility, expected future interest rate assumptions and probability assessments. From time to time, we may hire independent valuation specialists to perform and/or assist in the fair value determination of such instruments. Actual results may differ from our estimates and assumptions which may require adjustments to the fair value carrying amounts and result in a charge or credit to our statement of operations.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments, including grants of stock options and issuances of stock to employees, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We adopted the new standard effective January 1, 2006, which had no significant impact on the company.

In connection with the valuation of our stock on January 13, 2006, we followed guidance provided by the American Institute of Certified Public Accountants (“AICPA”) Task Force’s Audit and Accounting Practice Aid — Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “AICPA Practice Aid”). As a development stage company without significant resources and no current revenue-generating operations, we concluded that the expenditure of limited available funds to engage an outside valuation specialist to perform contemporaneous and comprehensive valuations on January 13, 2006 was not an appropriate use of our financial resources. We instead derived relevant valuations internally using the AICPA Practice Aid and evaluated those figures in light of Generally Accepted Accounting Principles to establish book values for our accounting and book purposes.

RESULTS OF OPERATIONS

The Company has been a development stage company since its inception. For the period from inception (May 3, 2003) until December 31, 2006 the company has not had any revenues. The Company does not expect to earn revenues until 2008. In addition, the Company has incurred operating costs and expenses of approximately $3,727,000 and $629,000 for the years ended December 31, 2006 and 2005, respectively and approximately $6,290,000 for the period from inception (May 3, 2003) until December 31, 2006. Operating expenses incurred since inception were approximately $3,436,000 for general and administrative expenses, $1,675,000 for research and development costs, $1,013,000 for interest expense, $143,000 for amortization expense and $23,000 for bad debts.

As of December 31, 2006, the Company had current assets of approximately $890,000 compared to $64,000 as of December 31, 2005. Deferred finance and issuance costs represented approximately $681,000 and $64,000 of the current assets as of December 31, 2006 and 2005, respectively. A majority of the deferred finance and issuance costs were fully amortized subsequent to year end when the Company successfully completed its public stock and bond offerings.

As of December 31, 2006 the Company had current liabilities of approximately $3,734,000 compared to $910,000 at December 31, 2005. The significant increase is due largely to increases in Bridge Loan Financing of $1,515,000, demand note financing of $250,000, accrued compensation expense of $300,000 and accounts payable of $365,000.

Liquidity and Cash flow

We currently do not have manufacturing capabilities or other means to generate revenues or cash. Approximately $14.6 million of the net proceeds from the equity and bond offerings, together with the $4.6 million of lease financing provided by the landlord, will be used to build our Woodbridge facility, which is expected to be completed in the first quarter of 2008. We believe that the remaining $10.8 million net proceeds from the equity and bond offerings will be sufficient to sustain our operations until then and will also provide cash to repay bridge loans, term loans, demand loans and accrued interest that were not paid at the date of our initial public offering, due to covenants placed on the Company by the New Jersey Economic Development Authority.

ITEM 7.	FINANCIAL STATEMENTS

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Converted Organics Inc.

We have audited the accompanying consolidated balance sheets of Converted Organics Inc. (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in owners’ equity (deficiency) and cash flows for each of the years in the two-year period ended December 31, 2006, and for the period from inception (May 2, 2003) through December 31, 2006. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Converted Organics Inc. (a development stage company) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, and for the period from inception (May 2, 2003) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/  Carlin, Charron & Rosen, LLP

Glastonbury, Connecticut
March 29, 2007

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS
Cash	$66,853	$371
Prepaid rent	67,585	—
Prepaid insurance	58,685	—
Other current assets	15,733	—
Deferred financing and issuance costs, net	680,958	64,110

Total current assets	889,814	64,481

DEPOSIT	65,000	—
INTANGIBLE ASSET
License	660,000	660,000
Less: accumulated amortization	(57,750)	(41,250)

	602,250	618,750

Total assets	$1,557,064	$683,231

LIABILITIES AND OWNERS’ EQUITY (DEFICIENCY)

LIABILITIES
Accounts payable and other accrued expenses	$657,107	$324,843
Accrued compensation — officers, directors and consultants	300,000	—
Accrued legal and other	369,233	29,110
Accrued interest	142,619	55,690
Demand notes payable	250,000	—
Term notes payable	500,000	500,000
Bridge loan payable	1,515,000	—

Total current liabilities	3,733,959	909,643

OWNERS’ EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value, authorized 25,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 75,000,000 shares	133	—
Additional paid-in capital	4,113,385	—
Members’ equity	—	2,337,240
Deficit accumulated during the development stage	(6,290,413)	(2,563,652)

Total owners’ equity (deficiency)	(2,176,895)	(226,412)

Total liabilities and owners’ equity (deficiency)	$1,557,064	$683,231

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			from Inception
			(May 2, 2003)
			through
	Year Ended December 31,		December 31,
	2006	2005	2006

REVENUES	$—	$—	$—

COSTS AND EXPENSES
Research and development costs	178,337	154,598	1,675,149
General and administrative expenses	2,484,562	394,411	3,436,462
Amortization of intangible asset — license	16,500	16,500	57,750
Amortization of deferred financing fees	85,750	—	85,750
Interest expense	951,812	50,172	1,012,502
Bad debt expense	9,800	13,000	22,800

	3,726,761	628,681	6,290,413

Loss before provision for income taxes	(3,726,761)	(628,681)	(6,290,413)
PROVISION FOR INCOME TAXES	—	—	—

Net loss	$(3,726,761)	$(628,681)	$(6,290,413)

Net loss per share, basic and diluted	$(3.04)

Weighted average common shares outstanding	1,225,388

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY (DEFICIENCY)
Years ended December 31, 2006 and 2005 and cumulative from inception (May 2, 2003) to
December 31, 2006

				Deficit
	Common Stock			Accumulated		Total
	Shares		Additional	During the		Owners’
	Issued and		Paid-in	Development	Members’	Equity
	Outstanding	Amount	Capital	Stage	Equity	(Deficiency)

Balance at inception (May 2, 2003)	—	$—	$—	$—	$—	$—
Members’ contributions from inception to December 31, 2004	—	—	—	—	2,172,700	2,172,700
Members’ distributions from inception to December 31, 2004	—	—	—	—	(7,460)	(7,460)
Net loss	—	—	—	(1,934,971)	—	(1,934,971)

Balance, December 31, 2004	—	—	—	(1,934,971)	2,165,240	230,269
Members’ contributions	—	—	—	—	172,000	172,000
Net loss	—	—	—	(628,681)	—	(628,681)

Balance, December 31, 2005	—	—	—	(2,563,652)	2,337,240	(226,412)
Recapitalization of members’ equity	600,000	60	2,337,180	—	(2,337,240)	—
Issuance of common stock to founders	733,333	73	—	—	—	73
Issuance of stock options	—	—	1,018,705	—	—	1,018,705
Bridge loan rights	—	—	757,500	—	—	757,500
Net loss	—	—	—	(3,726,761)	—	(3,726,761)

Balance, December 31, 2006	1,333,333	$133	$4,113,385	$(6,290,413)	$—	$(2,176,895)

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			from Inception
			(May 2, 2003)
			through
	Year Ended December 31,		December 31,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,726,761)	$(628,681)	$(6,290,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset — license	16,500	16,500	57,750
Amortization of deferred financing fees	85,750	—	85,750
Amortization of discount on bridge loan	757,500	—	757,500
Stock option compensation expense	1,018,705	—	1,018,705
Compensation expense pursuant to common stock issued to founders at incorporation	73	—	73
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other assets	(207,003)	—	(207,003)
Increase (decrease) in:
Accounts payable and other accrued expenses	283,039	173,014	607,882
Accrued compensation expense — officers, directors and consultants	300,000	—	300,000
Accrued interest	86,929	45,172	142,619

Net cash used in operating activities	(1,385,268)	(393,995)	(3,527,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	—	—	(660,000)

Net cash used in investing activities	—	—	(660,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ contributions	—	172,000	2,344,700
Proceeds from term notes	—	250,000	500,000
Proceeds from demand notes	250,000	—	250,000
Proceeds from bridge loan	1,464,250	—	1,464,250
Members’ distributions	—	—	(7,460)
Payments made for deferred issuance costs	(262,500)	(35,000)	(297,500)

Net cash provided by financing activities	1,451,750	387,000	4,253,990

NET INCREASE (DECREASE) IN CASH	66,482	(6,995)	66,853
CASH, beginning of period	371	7,366	—

CASH, end of period	$66,853	$371	$66,853

Supplemental cash flow information:
Cash paid during the period in:
Interest	$123,116	$—	$123,116
Non-cash financing activities:
Deferred financing and issuance costs	$440,098	$29,110	$469,208
Discount for the bridge equity units	757,500	—	757,500

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Converted Organics Inc. (a development stage company) (the “Company”) is planning to use organic waste as a feedstock to manufacture, sell and distribute all-natural soil amendment products combining disease suppression and nutrition characteristics. Converted Organics of Woodbridge, LLC (“Woodbridge”), a New Jersey limited liability company and wholly-owned subsidiary of the Company, was formed for the purpose of owning, constructing and operating the Woodbridge, New Jersey facility. Woodbridge has had no assets, liabilities or operations to date. The Company’s revenues are expected to come from two sources: tip fees and product sales. Waste haulers will pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors, and hospitality venues such as hotels, restaurants, convention centers and airports. Revenue will also come from the sale of the Company’s fertilizer products. The Company’s products will possess a combination of nutritional, disease suppression and soil amendment characteristics. The Company’s initial facility is designed to service the New York-Northern New Jersey metropolitan area.

The Company was incorporated in the State of Delaware on January 4, 2006. On February 21, 2006, the Company merged with Mining Organics Management LLC (“MOM”) and Mining Organics Harlem River Rail Yard LLC (“HRRY”). As discussed in Note 6, the mergers were accounted for as a recapitalization. MOM and HRRY had been previously organized as Massachusetts limited liability companies on May 2, 2003 and July 29, 2003, respectively. The members of MOM included a limited liability company, the managing member of which is the Company’s current director William A. Gildea, another limited liability company, the sole member of which is consultant John E. Tucker, and the Company’s current Chief Financial Officer Thomas R. Buchanan (until March 1, 2007). Weston Solutions, Inc. and MOM were equal members of HRRY. MOM and HRRY were formed to promote the principal business objective of Converted Organics Inc. that is, to implement licensed technology to facilitate the conversion of organic food waste into solid and liquid fertilizer products. MOM was originally intended to be the principal operating entity, and HRRY was a location-specific entity that was formed to develop business opportunities in New York. Thereafter, to consolidate the various related entities, Converted Organics Inc. was formed and HRRY and MOM were merged into it. As a result, the historical financial results of MOM and HRRY have been reflected in the Company’s consolidated financial statements. As a result of the merger of Converted Organics Inc. and HRRY, each of the members of HRRY received 300,000 shares of Converted Organics Inc. common stock. MOM subsequently distributed the 300,000 shares that it received as a result of the merger to its members; as a result, Mr. William Gildea and Mr. Tucker each received 135,000 shares of Converted Organics common stock and Mr. Buchanan received 30,000 shares. No shares of Converted Organics Inc. common stock were issued in connection with the merger between Converted Organics Inc. and MOM because MOM did not contribute any value as of the date of the merger.

CONSOLIDATION

The accompanying consolidated financial statements include the transactions and balances of Converted Organics Inc. and its wholly-owned subsidiary, Converted Organics of Woodbridge, LLC. All intercompany transactions and balances have been eliminated in consolidation.

DEVELOPMENT STAGE COMPANY

The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations or revenue from any source. Operations from the Company’s inception have been devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2006 and 2005.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include the costs of engineering, design, feasibility studies, outside services, personnel and other costs incurred in development of the Company’s manufacturing facilities. All such costs are charged to expense as incurred.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the period from January 4, 2006 (date of incorporation of Converted Organics Inc.) through December 31, 2006.

No provision for federal or state income taxes is recognized for MOM and HRRY as those entities are limited liability companies. As such, taxable income, losses, deductions and credits pass through to the members to be reported on their tax returns.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the Financial Accounting Standards Board (FASB) issued a Proposed Statement of Financial Accounting Standards which amends FASB Statement No. 128, “Earnings per Share”. The proposed statement is intended to clarify guidance on the computation of earnings per share for certain items such as mandatorily convertible instruments, the treasury stock method, and contingently issuable shares. We have evaluated the proposed statement as presently drafted and have determined that, if adopted in its current form, it would not have a material impact on the computation of our earnings per share.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” which is effective for fiscal years beginning after December 15, 2006. This position statement eliminates the accrue-in-advance method of accounting for planned major maintenance activities. We do not expect this pronouncement to have a material impact on the determination or reporting of our financial results.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the year ended December 31, 2006. Earnings per share is not reported for 2005 as the Company was incorporated on January 4, 2006 and was made up of two limited liability companies with no common stock in 2005 (Notes 1 and 6).

NOTE 2 — FAIR VALUE OF FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash. The Company places its cash with a high credit quality institution. At December 31, 2006 and 2005, the Company’s cash balance on deposit did not exceed federal depository insurance limits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of the Company’s financial instruments consisting of cash, accounts payable, and accrued expenses approximate their fair value because of the short maturity of those instruments. The fair value of the demand notes payable, term notes payable and bridge loan payable were estimated by discounting the future cash flows using current rates offered by lenders for similar borrowings with similar credit ratings. The fair value of demand notes payable, term notes payable and bridge loan payable approximated their carrying value. The Company’s financial instruments are held for other than trading purposes.

NOTE 3 — DEFERRED FINANCING AND ISSUANCE COSTS

The Company has capitalized prepaid issuance costs, consisting of underwriting, legal and accounting fees and printing costs totaling $680,958 and $64,110 at December 31, 2006 and 2005, respectively, in anticipation of its proposed public offering which was successfully completed on February 16, 2007 and is more fully explained in Note 13.

The Company also paid $85,750 in financing and broker fees during 2006 in connection with its bridge financing. The deferred financing and broker fees were amortized over the original term of the bridge loan (Note 5). Amortization of deferred financing fees totaled $85,750 and $-0- for the years ended December 31, 2006 and 2005, respectively.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — INTANGIBLE ASSET — LICENSE

Pursuant to a license agreement with an effective date of July 15, 2003 and amended effective February 9, 2006, the Company entered into an exclusive license to use its enhanced Autogenous Thermophylic Aerobic Digestion process (EATAD) technology for the design, construction and operation of facilities for the conversion of organic waste into solid and liquid organic material. The license is stated at cost. Amortization is provided using the straight-line method over the life of the license. Amortization expense for the periods from January 1 through December 31, 2006 and 2005, and cumulative from inception (May 2, 2003) to December 31, 2006, was $16,500, $16,500, and $57,750, respectively. The Company expects the license’s annual amortization expense to be $16,500 until fully amortized at the end of the 40 year license period.

Intangible assets are reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. An impairment charge is recognized if a reporting unit’s intangible asset carrying amount exceeds its implied fair value.

The Company is obligated to pay to IBRC an aggregate royalty equal to nine percent of the gross revenues from the sale of our products produced by the facility. In addition, the Company agreed to pay Cdn$238,000 to IBRC upon the closing of its initial public offering for a non-refundable deposit on a second plant license agreement and for growth trials, and pay Cdn$264,000 to IBRC in equal monthly installments over the twelve months following the offering for market research and other services. The license agreement may be terminated at IBRC’s option if the Company does not commence continuous operation of the Woodbridge facility, as defined in the license agreement, by July 1, 2008. The Company is also obligated to purchase IBRC’s patented macerators and shearators as specified by or supplied by IBRC or Shearator Corporation. If the Company can demonstrate sufficient demand in the area of exclusivity for the construction of additional plants, the Company may build the plants, assuming certain completion dates are met, upon payment of license fees for each plant based on dollar-per-ton of capacity of the proposed plants at the then current IBRC initial license fee.

NOTE 5 — DEBT

DEMAND NOTES

The Company has three demand notes payable: (1) two unsecured demand notes dated October 30, 2006 in the amount of $100,000 each, which accrue interest at 10%, and (2) a demand note dated December 29, 2006 in the amount of $50,000, which accrues interest at 10%.

A schedule of outstanding principal amounts of the demand notes as of December 31, 2006 and 2005 is as follows:

	2006	2005

Demand notes dated October 30, 2006	$200,000	$—
Demand note dated December 29, 2006	50,000	—

	250,000	—
Less: current portion	(250,000)	—

	$—	$—

TERM NOTES

The Company has two term notes payable: (1) unsecured term note dated August 27, 2004 in the amount of $250,000 (with an original stated maturity date of September 30, 2006, which was extended to December 31, 2006), plus accrued interest at 12%, and (2) unsecured term note dated September 6, 2005 in the amount of $250,000 due on demand (with an original stated maturity date of September 15, 2006, which was extended to December 31,

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006), plus accrued interest at 15%. Subsequent to December 31, 2006, these notes were extended to February 16, 2007 (the date of the Company’s initial public offering) at which time the outstanding balance was partially paid (see Note 13).

A schedule of outstanding principal amounts of the term notes as of December 31, 2006 and 2005 is as follows:

	2006	2005

Term note dated August 27, 2004	$250,000	$250,000
Term note dated September 6, 2005	250,000	250,000

	500,000	500,000
Less: current portion	(500,000)	(500,000)

	$—	$—

BRIDGE LOANS

On March 2, 2006, the Company completed a $500,000 bridge loan (“Bridge Loans”) from lenders (“Bridge Noteholders”) to help meet the Company’s working capital needs. The Bridge Loans accrue interest at an annual rate of 8%, which is payable in arrears quarterly, and were originally due and payable on the earlier of October 16, 2006 (also see Note 13) or the completion of a public offering of equity securities (“Qualified Public Offering”). The Bridge Loans were refinanced with an extended maturity date of April 19, 2007 (see Note 13). The placement agent for the Bridge Loans received a commission equal to 5% of the gross proceeds from the Bridge Loans. The Company received the $500,000 Bridge Loans net of the commission to the placement agent of $25,000. The Company has classified this cost as deferred financing costs.

In April, May and June 2006, the Company received additional proceeds totaling $1,015,000 (net of a $50,750 commission to the placement agent) from a series of promissory notes issued under the terms of the Financing Terms Agreement dated March 2, 2006.

In connection with the Bridge Loans, the Company issued bridge notes (“Bridge Notes”) and securities of the Company (“Bridge Equity Units”) to the Bridge Noteholders, stating that if a Qualified Public Offering occurs before October 16, 2006 (extended to February 19, 2007), the Bridge Noteholders will be entitled to receive Bridge Equity Units consisting of securities identical in form to the securities being offered in the Qualified Public Offering. Each Bridge Noteholder will be entitled to receive Bridge Equity Units equal to the principal of the Bridge Noteholder’s bridge loan divided by the initial public offering price of the securities comprising the Bridge Equity Units.

The Bridge Loans and the Bridge Equity Units were allocated for accounting purposes based on the relative fair values at the time of issuance of (i) the Bridge Loans without the Bridge Equity Units and (ii) the Bridge Equity Units themselves. The fair value of the Bridge Loans and the Bridge Equity Units was computed at $1,515,000 each, for a total value of $3,030,000. The $1,515,000 fair value of the Bridge Equity Units was computed as follows: in June 2006, the Company completed a $1,515,000 bridge loan from lenders. At the closing of a public offering on or before February 19, 2007 bridge lenders will be entitled to receive units identical to the units being offered in the Company’s initial public offering. Each bridge lender will be entitled to receive that number of units equal to the principal of the lender’s note divided by the initial public offering price. Stated differently, upon closing of an initial public offering on or before February 19, 2007, the Company will be obligated to issue to the bridge lenders a number of units with a market value of $1,515,000. Since they were of equal value, the $1,515,000 of cash proceeds was allocated 50% to the Bridge Loans and 50% to the Bridge Equity Units. The Bridge Equity Units of $757,500 were accounted for as paid-in capital. The Bridge Loans of $1,515,000 were recorded on the balance sheet net of the $757,500 discount on the Bridge Loans. The discount for the Bridge Equity Units ($757,500) was amortized into

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense over the original life of the Bridge Loans. For the year ended December 31, 2006, the Company recorded $757,500 in interest expense related to the amortization of this discount.

On February 16, 2007 the Company completed its initial public offering and issued 275,455 Bridge Equity Units to the Bridge Noteholders. In addition, the Company and the Bridge Noteholders, agreed under the terms of a concurrent bond offering at the time of the initial public offering, not to repay the principal or accrued interest on the Bridge Notes at that time (Notes 12 and 13).

BOND FINANCING

In 2006, the Company entered into a non-binding letter of intent to place an offering of approximately $17.5 million of tax exempt New Jersey Economic Development Authority Solid Waste Revenue Bonds. The proceeds of these bonds are to be used to fund the construction and equipping of an approximately 60,000 square foot plant for the production of agricultural supplements to be located in Woodbridge, New Jersey. These bonds were issued subsequent to December 31, 2006 (Note 13).

NOTE 6 — OWNERS’ EQUITY (DEFICIENCY)

The Company is authorized to issue 75,000,000 shares of $0.0001 par value common stock. Of the authorized shares, 733,333 of the authorized shares were issued to the founders of the Company (“founders’ shares”) on January 13, 2006. The Company did not receive any consideration for the founders’ shares. Because the Company had a negative estimated value on January 13, 2006, the Company recognized compensation expense at par value totaling $73 in connection with the issuance of the founders’ shares as par value represents the statutory minimum share value in the state of Delaware.

On February 21, 2006, the Company merged with MOM and HRRY. At that time, MOM was a fifty-percent owner of HRRY. The mergers were accounted for as a recapitalization of the Company. As a result of the recapitalization, 600,000 shares were issued to the members of HRRY, with 300,000 shares distributed to Weston Solutions, Inc. and 300,000 shares distributed among the individual members of MOM, each of whom was a founder of the Company.

NOTE 7 — INCOME TAXES

At December 31, 2006, the Company had accumulated losses of approximately $6,300,000, of which approximately $2,700,000 may be offset against future taxable income, if any, through 2026.

The Company has fully reserved the approximate $1,500,000 tax benefit of these costs by a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined.

There is a minimum current tax provision for the period from January 4, 2006 to December 31, 2006. No provision for federal or state income taxes is recognized for MOM and HRRY as those entities are limited liability companies. As such, taxable income, losses, deductions and credits pass through to the members to be reported on their tax returns and therefore any losses incurred prior to January 4, 2006 are not considered a deferred tax asset of the Company.

Effective tax expense based on the federal statutory rate is reconciled with the actual tax expense for the period from January 4, 2006 to December 31, 2006 as follows:

Statutory federal income tax	34%
Other	(5)
Valuation allowance on net deferred tax assets	(29)

—%

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred tax asset (liability) at December 31, 2006:

Deferred tax assets:	2006

Net operating losses	$1,100,000
Stock options	400,000
Valuation allowance	(1,500,000)

$—

NOTE 8 — SEGMENT REPORTING

In June 1997, SFAS 131, “Disclosure about Segments of an Enterprise and Related Information” was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at December 31, 2006 and 2005.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company is located at 7A Commercial Wharf West, Boston, Massachusetts. The Company is renting the premises under a verbal agreement with ECAP, LLC. The managing member of ECAP, LLC is a director and shareholder of the Company and is also the brother of the Company’s President and CEO. The rental agreement provides for rent and support, as agreed between the Company and ECAP, LLC and for reimbursement of expenses by the Company for office and other expenses. These expenses totaled $56,219 and $71,711 for the years ended December 31, 2006 and 2005, respectively.

The Company has entered into a services agreement dated May 29, 2003, as modified October 6, 2004, with one of its principal stockholders, Weston Solutions, Inc. (“Weston”). Weston has been engaged to provide engineering and design services in connection with the construction of the Woodbridge organic waste conversion facility. The total amounts recorded by the Company for services provided by Weston were $86,490 and $90,888 for the years ended December 31, 2006 and 2005, respectively.

During the year ended 2004, the Company incurred legal fees totaling $10,875 to a law firm affiliated with the Company’s President and CEO and partially owned by a brother of the Company’s CEO. These fees of $10,875 were paid in 2006.

The Company has accrued a total of $300,000 of compensation expense earned but not paid for the period April 1, 2006 to December 31, 2006, and expenses incurred but not reimbursed since April 1, 2006 to each of six officers, directors or contractors.

NOTE 10 — STOCK OPTION PLAN

In June 2006, the Company’s Board of Directors and stockholders approved the 2006 Stock Option Plan (the “Option Plan”). The Option Plan authorizes the grant and issuance of options and other equity compensation to employees, officers and consultants. A total of 666,667 shares of common stock are reserved for issuance under the Option Plan.

The Option Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). Subject to the provisions of the Option Plan, the Committee determines who will receive the options, the number of options granted, the manner of exercise and the exercise price of the options. The term of incentive stock

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted under the Option Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of the Company’s voting stock. The exercise price of an incentive stock option granted under the Option Plan must be equal to or greater than the fair market value of the shares of our common stock on the date the option is granted. The exercise price of a non-qualified option granted under the Option Plan must be equal to or greater than 85% of the fair market value of the shares of our common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of our voting stock must have an exercise price equal to or greater than 110% of the fair market value of our common stock on the date the option is granted.

On June 15, 2006, the Committee granted 643,000 options to purchase shares of the Company’s common stock. The options vested on the grant date, have an exercise price of $3.75 per share and expire five years from the grant date. The exercise price was based on an assumed public offering price of $5.00 per unit less the fair value for the two warrants included in the unit (Class A warrant fair value of $0.75, Class B warrant fair value of $0.50). The fair value of the Class A and B warrants was estimated on June 15, 2006 for purposes of valuing the individual components of the unit so that the options could be valued. The fair value of the options and warrants was estimated using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.07%; no dividend yield; volatility factor of 38.816%; and an expiration period of 5 years.

STOCK OPTIONS — VALUATION

The fair value for the stock options was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.07%; no dividend yield; volatility factor of 38.816%; and an expiration period of five years. The Company’s stock option compensation expense determined under the fair value based method totaled $1,018,705 and has been included in general and administrative expenses in the statement of operations for the year ended December 31, 2006.

Stock option activity for the year ended December 31, 2006 is as follows:

			Weighted	Average
	Exercise	Price per	Average	Remaining
	Stock Options	Share	Exercise Price	Life (Years)

Outstanding at January 1, 2006	0
Granted	643,000	$3.75	$3.75	5
Expired	0
Exercised	0
Outstanding at December, 2006	643,000	$3.75	$3.75	5

NOTE 11 — LEASE

In June 2006, the Company signed a lease for its New Jersey operations. The lease term is for ten years with an option to renew for an additional ten years. Future minimum lease payments under this lease are approximately: $390,000 in 2007, 2008, 2009 and 2010; $398,000 in 2011; $413,000 in 2012; $421,000 in 2013; $430,000 in 2014; $438,000 in 2015; and $259,000 from January 1, 2016 to July 31, 2016. For the year ended December 31, 2006 the Company has recorded rental expense of $194,915 in relation to this lease, and has recognized $67,585 as prepaid rent.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

CONTRACTS

Prior to December 31, 2005, the Company entered into six contracts for various phases of the construction of its Woodbridge, New Jersey facility. All of these contracts were subject to the successful completion of the New Jersey Economic Development Authority Bond Offering, which was completed on February 16, 2007. The total value of these contracts is $9,000,000. The Company expects to expend $14,600,000 on the construction of the facility not including certain expenses to be paid by the landlord and charged over future rental periods.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LEGAL PROCEEDINGS

The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to their services on the Company’s behalf, except to the extent that the negotiations with the Bridge Lenders (Note 5) are not complete. If such negotiations are not successful, the Bridge Lenders may commence legal proceedings against the Company.

NOTE 13 — SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING

On February 16, 2007 the Company successfully completed an initial public offering of 1,800,000 units at $5.50 per unit for a total of $9,900,000 before issuance costs and expenses. Each unit consists of one share of common stock, one redeemable Class A warrant and one non-redeemable Class B warrant, each warrant to purchase one share of common stock. The common stock and warrants traded as one unit until March 13, 2007 when they began to trade separately.

BOND OFFERING

On February 16, 2007, concurrent with its initial public offering, the Company’s wholly-owned subsidiary (Converted Organics of Woodbridge, LLC) completed the sale of $17,500,000 of New Jersey Economic Development Authority Bonds. The bonds carry a stated interest rate of 8% and are payable in 20 years. The bonds are secured by a leasehold mortgage and a first lien on the equipment of the subsidiary. In addition the subsidiary has agreed to, among other things, establish a 15 month capitalized interest reserve and to comply with certain financial statement ratios. The Company has provided a guarantee to the bondholders on behalf of its wholly-owned subsidiary for the entire bond offering. The terms of the tax-exempt bonds issued by the New Jersey Economic Development Authority prohibit repayment of these obligations until the EBITDA of the Company’s subsidiary, Converted Organics of Woodbridge, LLC, exceeds 1.2 times Maximum Annual Debt Service for 12 months, unless these obligations are repaid using proceeds of a secondary equity funding or the proceeds from new debt approved by the bondholder.

BRIDGE FINANCING

As fully described in Note 5, The Company issued 275,455 Bridge Equity Units to the Bridge Noteholders as a result of the initial public offering, as had been agreed in the original bridge notes and amendments to, thereafter. The Company and the Bridge Noteholders, in conjunction with terms associated with the bond offering agreed not to pay the principal and accrued interest on the bridge notes at that time. The Company is currently in discussion with the Bridge Noteholders as to terms relating to payment of principal and interest. In the meantime, interest accrues at a rate of 18%.

MANAGEMENT’S PLAN OF OPERATION

The Company intends to use a substantial portion of the proceeds from the initial public offering and the entire net proceeds from the bond offering to construct and purchase equipment for its first operating facility in New Jersey and to establish a debt service reserve fund (10% of the bond amount) and a 15 month capitalized interest reserve. The Company expects the facility to be completed and operating in mid-2008 and expects to be generating operating revenues shortly thereafter. The Company intends for its wholly-owned subsidiary, Converted Organics of Woodbridge, LLC, to be the operating entity for all activity relating to the construction and revenue generation at this New Jersey facility.

The Company also intends to repay the $500,000 of short term debt (described in Note 5) plus accrued interest. This repayment was partially completed in February 2007. The terms of repayment of the remaining balance are being negotiated.

The Company repaid $150,000 of its demand notes, plus accrued interest, in February 2007.

The remaining proceeds from the initial public offering will be used by the Company as working capital to finance administration, sales and marketing efforts during the plant construction phase. The Company’s management feels that the net proceeds from the initial public offering and the bond offering will provide sufficient cash to complete the facility and fund development stage activity until the Company is generating revenues.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation and under the supervision of its Principal Executive Officer and Principal Financial Officer, reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined by Rule 13a-15(c) of the Exchange Act as of the end of the fiscal year covered by this report. Based upon their evaluation, the Company’s principal executive and financial officers concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations. During the year ended December 31, 2006, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls over financial reporting during the period of our evaluation, or subsequent to the date we carried out our evaluation.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The information required by Item 9 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption “Directors and Executive Officers” in the Company’s definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 is incorporated by reference to the information appearing under the caption “Security Ownership” in the Company’s definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

ITEM 13.	EXHIBITS

Exhibit
Number	Description

*1.1	Form of Underwriting Agreement
*3.1	Certificate of Incorporation
*3.2	Bylaws
*4.1	Form of common stock certificate
*4.2	Form of Class A Warrant
*4.3	Form of Class B warrant
*4.4	Form of unit certificate
*4.5	Form of Warrant Agreement between the Registrant and
*4.5A	Form of Class A Warrant (included in Exhibit 4.5)
*4.5B	Form of Class B Warrant (included in Exhibit 4.5)
*4.6	Form of Representative’s Purchase Warrant
*5.1	Opinion of Holland and Knight LLP
*10.1	Form of bridge loan documents dated March 2, 2006
*10.1A	Form of bridge loan documents dated April 11, 2006
*10.2	2006 Stock Option Plan and Form of Stock Option Agreement
*10.3	Service Agreement with ECAP, LLC
*10.4	Lease Agreement with Recycling Technology Development, LLC
*10.4A	Amendment to the Lease Agreement with Recycling Technology Development dated January 18, 2007
*10.5	Employment Agreement with Edward J. Gildea
*10.6	Employment Agreement with Thomas R. Buchanan
*10.7	Employment Agreement with John A. Walsdorf
*10.8	Employment Agreement with John P. Weigold
*10.9	Agreement with Weston Solutions, Inc. dated May 29, 2003 and modification dated October 6, 2004
*10.10	IBR Plant License Agreement dated July 15, 2003
*10.11	Revision dated February 9, 2006 to IBR Plant License Agreement dated July 15, 2003
*23.1	Consent of Carlin, Charron and Rosen, LLP
*23.2	Consent of Holland and Knight LLP (included in Exhibit 5.1)
*24	Power of Attorney. Reference is made to the signature page of the Registration Statement
**31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
**31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an Exhibit to the Company’s Registration Statement on February 13, 2007.

**	Filed as an Exhibit to this Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing under the caption “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Converted Organics Inc.

By:	/s/ Edward J. Gildea
Name: Edward J. Gildea
Title: President

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward J. Gildea
Name: Edward J. Gildea
Title: President, CEO

Date: April 2, 2007

By:	/s/ David R. Allen
Name: David R. Allen
Title: Chief Financial Officer

Date: April 2, 2007

By:	/s/ Ellen P. Geoffrey
Name: Ellen P. Geoffrey
Title: Chief Accounting Officer

Date: April 2, 2007

By:	/s/ William A. Gildea
Name: William A. Gildea
Title: Director

Date: April 2, 2007

By:	/s/ Edward A. Stoltenberg
Name: Edward A. Stoltenberg
Title: Director

Date: April 2, 2007

By:	/s/ Robert E. Cell
Name: Robert E. Cell
Title: Director

Date: April 2, 2007

By:	/s/ John P. DeVillars
Name: John P. DeVillars
Title: Director

Date: April 2, 2007