Form 10QSB
period 2007-03-31
Converted Organics Inc.
filed 2007-05-15
CIK 1366340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2007

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from:                      to
Commission file number: 333-120908
Converted Organics Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4075963 (I.R.S. Employer Identification No.)
7A Commercial Wharf W, Boston, MA 02110
(Address of principal executive offices)
(617) 624-0111
(Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2007, there were 3,598,314 shares of our common stock outstanding.
Transitional Small Business Disclosure Format. YES ☐ NO ☑

INDEX

Page No.
PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006 (audited)	3

Consolidated Statements of Operations, for the three month periods ended March 31, 2007 and 2006 and cumulative from inception (May 3, 2003) to March 31, 2007 (unaudited)	4

Consolidated Statements of Changes in Owners’ Equity (Deficiency) — cumulative from Inception (May 3, 2003) to March 31, 2007 (unaudited)	5

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2007 and 2006 and cumulative from inception (May 3, 2003) to March 31, 2007 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21
Ex-10.1B Form of amendment and extension agreement regarding commerical term note dated August 27, 2004
Ex-10.1C Form of commercial term note dated April 30, 2007
Ex-31.1 Section 302 Certification of the C.E.O.
Ex-31.2 Section 302 Certification of the C.F.O.
Ex-32.1 Section 906 Certification of the C.E.O.
Ex-32.2 Section 906 Certification of the C.F.O.

Item 1. Financial Statements
CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2007
	(Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,847,666	$66,853
Prepaid rent	30,233	67,585
Prepaid insurance	57,732	58,685
Other current assets	71,044	15,733
Capitalized bond costs	47,669	—
Deferred financing and issuance costs, net	—	680,958

Total current assets	3,054,344	889,814

Deposits	415,000	65,000
Restricted cash	20,646,611	—
Construction in progress	254,875	—
Capitalized bond costs, net of $7,945 accumulated amortization	897,761	—
License, net of $61,875 and $57,750 accumulated amortization	598,125	602,250

Total assets	$25,866,716	1,557,064

LIABILITIES AND OWNERS’ EQUITY (DEFICIENCY)

LIABILITIES
Accounts payable and other accrued expenses	$391,097	$657,107
Accrued compensation — officers, directors and consultants	300,000	300,000
Accrued legal and other	77,777	369,233
Accrued interest	402,071	142,619
Demand notes payable	150,000	250,000
Term notes payable	375,000	500,000
Bridge loan payable	1,515,000	1,515,000

Total current liabilities	3,210,945	3,733,959

BONDS PAYABLE	17,500,000	—

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—

OWNERS’ EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value, authorized 25,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 75,000,000 shares	359	133
Additional paid-in capital	12,326,444	4,113,385
Deficit accumulated during the development stage	(7,171,032)	(6,290,413)

Total owners’ equity (deficiency)	5,155,771	(2,176,895)

Total liabilities and owners’ equity (deficiency)	$25,866,716	$1,557,064

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			from inception
			(May 2, 2003)
	Three months ended		through
	March 31, 2007	March 31, 2006	March 31, 2007
Revenues	$—	$—	$—

Selling, General and Administrative expenses	957,739	245,837	5,429,503
Research and Development	26,725	5,315	1,701,874
Amortization	12,070	9,125	155,570

Loss from operations	(996,534)	(260,277)	(7,286,947)

Other Income/(Expenses)	115,915	—	115,915

	(880,619)	(260,277)	(7,171,032)

Loss before provision for income taxes	(880,619)	(260,277)	(7,171,032)

Provision for Income Taxes	—	—	—

Net loss	$(880,619)	$(260,277)	$(7,171,032)

Net loss per share, basic and diluted	$(0.37)	$(0.29)

Weighted average common shares outstanding	2,405,317	895,555

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY (DEFICIENCY)
Cumulative from Inception (May 2, 2003) to March 31, 2007

				Deficit
	Common Stock			Accumulated		Total
	Shares Issued and		Additional	During the	Members’	Owners’ Equity
	Outstanding	Amount	Paid-in Capital	Development Stage	Equity	(Deficiency)
Balance at inception (May 2, 2003)	—	$—	$—	$—	$—	$—
Members’ contributions from inception to December 31, 2004	—	—	—	—	2,172,700	2,172,700
Members’ distributions from inception to December 31, 2004	—	—	—	—	(7,460)	(7,460)
Net loss	—	—	—	(1,934,971)	—	(1,934,971)

Balance, December 31, 2004	—	—	—	(1,934,971)	2,165,240	230,269

Members’ contributions	—	—	—	—	172,000	172,000
Net loss	—	—	—	(628,681)	—	(628,681)

Balance, December 31, 2005	—	—	—	(2,563,652)	2,337,240	(226,412)

Recapitalization of members’ equity	600,000	60	2,337,180	—	(2,337,240)	—
Issuance of common stock to founders	733,333	73	—	—	—	73
Issuance of stock options	—	—	1,018,705	—	—	1,018,705
Bridge loan rights	—	—	757,500	—	—	757,500
Net loss	—	—	—	(3,726,761)	—	(3,726,761)

Balance, December 31, 2006	1,333,333	133	4,113,385	(6,290,413)	—	(2,176,895)

Issuance of common stock and warrants in connection with the Company’s initial public offering (Note 4), net of issuance costs of $1,686,715 (unaudited)	1,800,000	180	8,213,105	—	—	8,213,285
Common shares and warrants in connection with bridge units (unaudited)	293,636	29	(29)	—	—	—
Stock dividend (unaudited)	171,345	17	(17)	—	—	—
Net loss (unaudited)	—	—	—	(880,619)	—	(880,619)

Balance, March 31, 2007 (unaudited)	3,598,314	$359	$12,326,444	$(7,171,032)	$—	$5,155,771

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from inception
			(May 2, 2003)
	Three months ended March 31,		through
	2007	2006	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(880,619)	$(260,277)	$(7,171,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset — license	4,125	4,125	61,875
Amortization of capitalized bond costs	7,945	—	7,945
Amortization of deferred financing fees	—	5,000	85,750
Amortization of discount on bridge loan	—	41,666	757,500
Stock option compensation expense	—	—	1,018,705
Compensation expense pursuant to common stock issued to founders at incorporation	—	73	73
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(17,006)	—	(159,009)
Deposits	(350,000)	—	(415,000)
Increase (decrease) in:
Accounts payable and other accrued expenses	(557,466)	(10,526)	50,416
Accrued compensation expense — officers, directors and consultants	—	—	300,000
Accrued interest	259,452	18,587	402,071

Net cash used in operating activities	(1,533,569)	(201,352)	(5,060,706)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	—	—	(660,000)
Construction costs	(254,875)	—	(254,875)
Restrictions of cash	(20,646,611)	—	(20,646,611)

Net cash used in investing activities	(20,901,486)	—	(21,561,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ contributions	—	—	2,344,700
Proceeds from term notes	—	—	500,000
Repayment of term notes	(125,000)	—	(125,000)
Proceeds from demand notes	—	—	250,000
Repayment of demand notes	(100,000)	—	(100,000)
Proceeds from bridge loan, net	—	475,000	1,464,250
Net proceeds from bond financing (Note 3)	16,546,625	—	16,546,625
Members’ distributions	—	—	(7,460)
Payments made for deferred issuance costs	(15,541)	(55,000)	(313,041)
Net proceeds from initial public offering of stock (Note 4)	8,909,784	—	8,909,784

Net cash provided by financing activities	25,215,868	420,000	29,469,858

NET INCREASE IN CASH	2,780,813	218,648	2,847,666

CASH, beginning of period	66,853	371	—

CASH, end of period	$2,847,666	$219,019	$2,847,666

Supplemental cash flow information:
Cash paid during the period in:
Interest	$4,192	$—	$4,192

Non-cash financing activities:
Deferred financing and issuance costs	$—	$29,110	$164,255
Discount for the bridge equity units	—	—	757,500
Issuance costs paid from proceeds of initial public offering	990,216	—	990,216
Issuance costs paid from proceeds of bond financing	953,375	—	953,375
The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results as of and for the interim periods ended March 31, 2007 and 2006 and cumulative from inception (May 3, 2003) to March 31, 2007.
     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-QSB should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB as of and for the year ended December 31, 2006 and for the period commencing from inception (May 3, 2003) to December 31, 2006.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
     Converted Organics Inc. (a development stage company) (the “Company”) is planning to use organic waste as a feedstock to manufacture, sell and distribute all-natural soil amendment products combining disease suppression and nutrition characteristics. Converted Organics of Woodbridge, LLC (“Woodbridge”), a New Jersey limited liability company and wholly-owned subsidiary of the Company, was formed for the purpose of owning, constructing and operating the Woodbridge, New Jersey facility. The Company’s revenues are expected to come from two sources: tip fees and product sales. Waste haulers will pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors, and hospitality venues such as hotels, restaurants, convention centers and airports. Revenue will also come from the sale of the Company’s fertilizer products. The Company’s products will possess a combination of nutritional, disease suppression and soil amendment characteristics. The Company’s initial facility is designed to service the New York-Northern New Jersey metropolitan area. The Company has begun construction of this facility and expects it to be operational in the second quarter of 2008.
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

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
USE OF ESTIMATES
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.
CASH AND CASH EQUIVALENTS
     The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2007 and December 31, 2006.
     As of March 31, 2007 the Company had remaining approximately $20,647,000 of restricted cash as required by the bond agreement (Note 3). This cash was raised by the Company in its initial public offering and bond financing on February 16, 2007 and is set aside in three separate accounts consisting of $13,825,000 for the construction of the Woodbridge operating facility, $3,236,000 for the working capital requirements of the Woodbridge subsidiary while the facility is under construction and $3,584,000 in reserve for bond principal and interest payments along with a reserve for lease payments. The Company has classified this restricted cash as non-current as third party trustee approval is required for disbursement of funds.
RESEARCH AND DEVELOPMENT COSTS
     Research and development costs include the costs of engineering, design, feasibility studies, outside services, personnel and other costs incurred in development of the Company’s manufacturing facilities. All such costs are charged to expense as incurred.
INCOME TAXES
     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from January 1, 2007 to March 31, 2007 and January 4, 2006 (date of incorporation of Converted Organics Inc.) to March 31, 2006.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 9” (“FIN No. 48”), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no impact to the Company as a result of implementing FIN No. 48.
     The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception through 2006 remain open to examination by the I.R.S. and state authorities.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
     We recognize interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.
RECENT ACCOUNTING PRONOUNCEMENTS
     There were no recent accounting pronouncements issued during the three month period ended March 31, 2007 that are anticipated to have a significant impact on the Company.
EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the quarters ended March 31, 2007 and 2006.
DEFERRED FINANCING AND ISSUANCE COSTS AND CAPITAL COSTS – BOND ISSUANCE
     In connection with its $17.5 million bond financing on February 16, 2007 (Note 3), the Company has capitalized bond issuance costs of approximately $953,000 and is amortizing those costs over the life of the bond.
     In connection with its initial public offering (IPO) on February 16, 2007 (Note 4), the Company had issuance costs totaling approximately $1,687,000, of which approximately $697,000 had been paid by the Company in 2006 ($681,000) and 2007 ($16,000), and were recorded as deferred issuance costs at that time, and approximately $990,000 of which was netted against total proceeds received on February 16, 2007. The total issuance costs of approximately $1,687,000 have been netted against the $9.9 million gross proceeds of the IPO in the statements of owners’ equity (deficiency). Accordingly deferred issuance costs are $-0- at March 31, 2007.
INTANGIBLE ASSET — LICENSE
     Pursuant to a license agreement with an effective date of July 15, 2003 and amended effective February 9, 2006, the Company entered into an exclusive license to use its enhanced Autogenous Thermophylic Aerobic Digestion process (EATAD) technology for the design, construction and operation of facilities for the conversion of organic waste into solid and liquid organic material. The license is stated at cost. Amortization is provided using the straight-line method over the life of the license. Amortization expense for the three-month periods ended March 31, 2007 and 2006, and cumulative from inception (May 2, 2003) to March 31, 2007, was $4,125, $4,125 and $61,875, respectively. The Company expects the license’s annual amortization expense to be $16,500 until fully amortized at the end of the 40 year license period.
SEGMENT REPORTING
     As of March 31, 2007 the Company has no reportable segments as defined by Statement of Accounting Standard (SFAS) No. 131.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — DEBT
DEMAND NOTES
     The Company has three demand notes payable which accrue interest at 10%.
     A schedule of outstanding principal amounts of the demand notes as of March 31, 2007 and December 31, 2006 is as follows:

	2007	2006
Demand note dated October 30, 2006	$50,000	$200,000
Demand note dated December 29, 2006	50,000	50,000
Demand note dated January 2, 2007	50,000	—

	150,000	250,000
Less: current portion	(150,000)	(250,000)

	$—	$—

TERM NOTES
     The Company has two term notes payable: (1) unsecured term note dated August 27, 2004 in the amount of $250,000 (with an original stated maturity date of September 30, 2006, which has been extended to December 31, 2008), plus accrued interest at 12%, and (2) unsecured term note dated September 6, 2005 in the amount of $250,000 (with an original stated maturity date of September 15, 2006, which has been extended to December 31, 2008), plus accrued interest at 15%. During February 2007, $125,000 of principal was repaid on the unsecured term note dated September 6, 2005.
     A schedule of outstanding principal amounts of the term notes as of March 31, 2007 and December 31, 2006 is as follows:

	2007	2006
Term note dated August 27, 2004	$250,000	$250,000
Term note dated September 6, 2005	125,000	250,000

	375,000	500,000
Less: current portion	(375,000)	(500,000)

	$—	$—

BRIDGE LOANS
     The Company has $1,515,000 of Bridge Loans outstanding as of March 31, 2007. These loans accrue interest at a rate of 18% and under the terms of the loans, were to be repaid on the earlier of February 19, 2007 or the date of the Company’s initial public offering. Certain covenants relating to the offering of bonds on February 16, 2007, prohibited the Company from repaying these bridge loans and the Company and the Lender agreed to extend the loans until April 19, 2007 so that mutually agreeable terms could be negotiated.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — DEBT — CONTINUED
BOND FINANCING
     On February 16, 2007, concurrent with its initial public offering, the Company’s wholly-owned subsidiary, Converted Organics of Woodbridge, LLC, (the “Subsidiary”) completed the sale of $17,500,000 of New Jersey Economic Development Authority Bonds. Direct financing costs related to this issuance totaled approximately $953,000, which have been capitalized and are being amortized over the life of the bonds. The bonds carry a stated interest rate of 8% and mature on August 1, 2027. The bonds are secured by a leasehold mortgage and a first lien on the equipment of the Subsidiary. In addition, the Subsidiary has agreed to, among other things, establish a fifteen month capitalized interest reserve and to comply with certain financial statement ratios. The Company has provided a guarantee to the bondholders on behalf of its wholly-owned Subsidiary for the entire bond offering.
NOTE 4 — OWNERS’ EQUITY (DEFICIENCY)
     The Company is authorized to issue 75,000,000 shares of $0.0001 par value common stock. Of the authorized shares, 733,333 were issued to the founders of the Company (“founders’ shares”) on January 13, 2006. The Company did not receive any consideration for the founders’ shares. Because the Company had a negative estimated value on January 13, 2006, the Company recognized compensation expense at par value totaling $73 in connection with the issuance of the founders’ shares as par value represents the statutory minimum share value in the state of Delaware.
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
     On February 16, 2007 the Company successfully completed an initial public offering of 1,800,000 common shares and 3,600,000 warrants for a total offering of $9,900,000, before issuance costs. The Company’s initial public offering is presented net of issuance costs of approximately $1,687,000 in the statements of owners’ equity (deficiency). The warrants consist of 1,800,000 redeemable Class A warrants and 1,800,000 non-redeemable Class B warrants, each warrant to purchase one share of common stock. The common stock and warrants traded as one unit until March 13, 2007 when they began to trade separately.
     On February 16, 2007, as part of its initial public offering and under the original terms of the bridge loan agreement (Note 3), the Company issued 293,636 Bridge Equity Units to the Bridge Noteholders.
NOTE 5— RELATED PARTY TRANSACTIONS
     The Company is located at 7A Commercial Wharf West, Boston, Massachusetts. The Company is renting the premises under a verbal agreement with ECAP, LLC. The managing member of ECAP, LLC is a director and shareholder of the Company and is also the brother of the Company’s President and CEO. The rental agreement provides for rent and support, as agreed between the Company and ECAP, LLC and for reimbursement of expenses by the Company for office and other expenses. These expenses totaled $19,425 and $11,000 for the quarters ended March 31, 2007 and 2006, respectively, and $315,350 for the period from inception (May 3, 2003) to March 31, 2007.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 5— RELATED PARTY TRANSACTIONS – CONTINUED
     The Company has entered into a services agreement dated May 29, 2003, as modified October 6, 2004, with one of its principal stockholders, Weston Solutions, Inc. (“Weston”). Weston has been engaged to provide engineering and design services in connection with the construction of the Woodbridge organic waste conversion facility. The total amounts recorded by the Company for services provided by Weston were $251,000 and $ -0- for the quarters ended March 31, 2007 and 2006, respectively and $932,232 for the period from inception (May 3, 2003) to March 31, 2007.
     The Company has accrued a total of $300,000 of compensation expense earned but not paid for the period April 1, 2006 to December 31, 2006, and expenses incurred but not reimbursed since April 1, 2006 to each of six officers, directors or contractors.
     On April 4, 2007, The Company entered into an agreement with William A. Gildea, a director and a brother of the Company’s CEO Edward J. Gildea, whereby William A. Gildea will provide sales and marketing expertise to the Company. This agreement provides for an annual fee of $180,000 to Mr. Gildea for these services.
     On April 30, 2007, the Company entered into a term loan agreement with Edward J. Gildea, the CEO and a director of the Company. Borrowings under this note amount to $89,170, carry an interest rate of 12% and have a two-year term. The interest rate on this note is equal to or less than that paid by the Company on other borrowings.
NOTE 6 — STOCK OPTION PLAN
     In June 2006, the Company’s Board of Directors and stockholders approved the 2006 Stock Option Plan (the “Option Plan”). The Option Plan authorizes the grant and issuance of options and other equity compensation to employees, officers and consultants. A total of 666,667 shares of common stock are reserved for issuance under the Option Plan. As of March 31, 2007, 643,000 options had been issued under this plan. The options were issued on June 15, 2006 and vested on the grant date. The options have an exercise price of $3.75 per share and expire five years from the grant date. The exercise price was based on an assumed public offering price of $5.00 per unit less the fair value for the two warrants included in the unit (Class A warrant fair value of $0.75, Class B warrant fair value of $0.50). The fair value of the Class A and B warrants was estimated on June 15, 2006 for purposes of valuing the individual components of the unit so that the options could be valued. The fair value of the options and warrants was estimated using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.07%; no dividend yield; volatility factor of 38.816%; and an expiration period of 5 years. The Company’s stock option compensation expense determined under the fair value based method totaled $1,018,705 and has been included in general and administrative expenses in the statement of operations for the quarter ended June 30, 2006.
NOTE 7 — LEASE
     In June 2006, the Company signed a lease for its New Jersey operations. The lease term is for ten years with an option to renew for an additional ten years. On January 18, 2007, the Company executed a lease amendment to compensate the Landlord for costs incurred in connection with a buildout of the leased space. The additional rent associated with the buildout of the facility is $4,900,000 and will be repaid over a ten-year period. Future minimum payments due under the original lease plus the amendment are approximately $844,000 in 2007; $935,000 in 2008, 2009 and 2010; $946,000 in 2011; $959,000 in 2012; $967,000 in 2013; $976,000 in 2014; $905,000 in 2015; and $626,000 in 2016.
     For the three months ended March 31, 2007, the Company has recorded rental expense of $180,249 in relation to this lease, and has recognized $30,233 as prepaid rent.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 8 – COMMITMENTS AND CONTINGENCIES
CONTRACTS
     The Company has entered into six contracts for various phases of the construction of its Woodbridge, New Jersey facility. All of these contracts were subject to the successful completion of the New Jersey Development Authority Bond Offering, which was completed on February 16, 2007. The total value of these contracts is $9,000,000. The Company expects to expend $14,600,000 on the construction of the facility not including certain expenses to be paid by the landlord and charged over future rental periods.
LEGAL PROCEEDINGS
     The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relation to the services on the Company’s behalf.
NOTE 9 — SUBSEQUENT EVENTS
MANAGEMENT’S PLAN OF OPERATION
     The Company intends to use a substantial portion of the proceeds from the initial public offering and the entire net proceeds from the bond offering to construct and purchase equipment for its first operating facility in New Jersey and to establish a debt principal service fund (10% of the bond amount) and a fifteen month capitalized interest reserve. The Company expects the facility to be completed and operating in mid-2008 and expects to be generating operating revenues shortly thereafter. The Company intends for its wholly-owned subsidiary, Converted Organics of Woodbridge, LLC, to be the operating entity for all activity relating to the construction and revenue generation at this New Jersey facility.
     Subsequent to March 31, 2007 and prior to the filing of this report, the Company reached agreements with the bridge lender and the demand note lender to repay the entire principal and accrued interest on these loans. The principal of the bridge loan of $1,515,000 plus accrued interest of approximately $160,000, along with principal of the demand loan of $150,000 plus accrued interest of approximately $7,000, will be repaid by the Company from unrestricted cash upon finalization of the agreement. In addition, for the various term extensions granted by the lenders, the Company will issue approximately 56,000 shares of common stock, which represents 10% of the principal and interest repaid, divided by the five-day average share price prior to repayment of the debt.
     In order for the repayment of bridge and demand loans to comply with the terms of the covenants of the bondholders of the New Jersey Economic Development Authority bonds, the bridge lender is in the process of obtaining a letter of credit in favor of the Company for $1,825,000. This letter of credit will have an expiration date of March 17, 2008, and will allow for a one-time draw down during the thirty days prior to expiration. The letter of credit will be supported by assets of the bridge lender, and the Company will agree to pay the letter of credit fee of $27,375. In the event that the Company utilizes the funds available under the letter of credit, the Company is required to issue additional shares equal to 60% of the amount utilized, calculated by dividing 60% of the amount utilized by the then-current share price. In addition the Company is required to repay principal and interest, stated at 12%. If the total standby letter of credit was utilized, the total shares issued under this calculation would be approximately 337,000, if the stock was then trading at the current market price. The Company has no way to determine how many shares would actually be issued at the share price in the future, nor the amount that might be drawn on the letter of credit. The Company has received the approval from the bondholder of the New Jersey Economic Development Authority Bonds to enter into this agreement.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 9 — SUBSEQUENT EVENTS — CONTINUED
     Subsequent to March 31, 2007 and prior to the filing of this report, the Company also reached agreements with its two term note lenders, whereby the maturity dates of these loans have been extended to December 31, 2008. The outstanding balances on these term loans as of March 31, 2007 were $250,000 and $125,000. Among other terms, the agreement on one of these loans required accrued interest of $89,170 to be paid immediately. As the Company was precluded under the terms of the agreement with the bondholders of the New Jersey Economic Development Authority bonds from paying the accrued interest, the Company borrowed funds to repay this accrued interest by entering into an additional term loan in the amount of $89,170 with its CEO, Edward J. Gildea. This note is unsecured and subordinate to the bonds, carries an interest rate of 12% and has a two-year term. This interest rate is equal to or less than interest paid on the Company’s other term loans. The Company obtained the necessary bondholder consents to enter into this agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation
     The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this report. This report is for the quarter ended March 31, 2007. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
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
     Development Period
     Since the formation of one of our predecessors on May 2, 2003 through March 31, 2007, we and our predecessor organizations have spent approximately $3.2 million of seed capital, $1,765,000 of bridge loan proceeds and $881,000 of the proceeds of our public offering and issuance of bonds to accomplish the following:
▪	acquire the technology license;

▪	develop engineering plans;

▪	identify appropriate sites for development;

▪	enter into a lease for the site for our Woodbridge facility;

▪	prepare certain environmental permit applications

▪	contract for third-party evaluation and validation of the technology;

▪	contract for two third-party studies analyzing the pricing and market demand for our products;

▪	pursue various environmental permits and licenses;

▪	negotiate a long-term supply contract for source-separated organic waste;

▪	garner public/ community support;

▪	develop markets for our products by meeting with distributors of organic products, wholesalers, and prior users of similar products; and

▪	sponsor growth and efficacy trials for products produced by the licensor.
     These activities have been funded through a combination of contributions of capital by our founders, private sales of interests in our predecessor companies, borrowings and public offerings of equity and debt.
     We have commenced plant construction activities. Our process engineer has substantially completed the design, mass balance, energy balance, and process flow drawings for the Woodbridge facility. This work formed the basis for soliciting bids for a guaranteed maximum price contracts for the construction of the Woodbridge facility; these contracts place responsibility on the contractors for delivering a turnkey project by the second quarter of 2008.
Plan of Operation
     Construction and Start-up Period
     Management will initially be focused primarily on constructing the Woodbridge facility, conducting start-up trials and bringing operations to full-scale production as quickly as practicable. We have budgeted approximately $14.6 million for the design, building, and testing of our facility, including related non-recurring engineering costs, according to the following development calendar. The capital outlays shown in the following table represent an estimated schedule of payments to be made in connection with the construction of the Woodbridge facility. The amounts shown below include the related portions of construction management, engineering and design, contingency, bonding and similar fees. The capital outlay of $14.6 million will come from the $25.4 million raised by the public offering of stocks and bonds on February 16, 2007 and does not include $4.6 million of lease financing provided by the New Jersey landlord.
Development Stage Milestone Estimated Cost

Development Stage	Milestone	Estimated Cost
Award GMP (design & non-recurring engineering costs)- Completed	Q1- 2007	415,000
Order “long-lead time” equipment	Q2- 2007	2,055,000
General Construction	Q2- 2007	1,157,000
Install Equipment	Q3-2007	4,452,000
Install mechanical, electrical and piping	Q1-2008	6,490,000

Total		14,569,000
     Of the Q1 2007 estimated costs, $254,875 has been incurred. The total cost is not expected to exceed the estimate of $415,000. Work associated with the Q1 costs is substantially complete. The Company does not expect the future work schedule or cost estimates to vary from the above plan.
     The remaining net proceeds of the stock and bond offerings of $10.8 million (net proceeds of $25.4 million less $14.6 million set aside for construction) will be used to fund the Company’s marketing and administrative expenses during the construction period, fund specific principal and interest reserves specified in the bond offering and pay expenses relating to the offering of stock and bonds. The additional costs for the buildout of the New Jersey facility by the landlord are not included in these costs. We expect to negotiate and execute a plant management agreement prior to commencement of facility operations. We will continue to develop relationships and negotiate purchase agreements for our end products in the agribusiness, turf management, and retail markets during the construction and start up period.
Full-scale Operations
     Operations are expected to begin by processing 50 tons of organic waste per day, with the expectation that initial design capacity of 250 tons per day could be reached within four-to-six weeks. Upon commencement of operations, we expect two revenue streams: (i) tip fees that in our potential markets range from $50 to $100 per ton, and (ii) product sales. Tip fees will be paid to the Company to receive the organic waste stream from the waste hauler; the hauler will pay the Company, instead of a landfill, to take the waste. If the haulers source separate and pay in advance, they could be charged tip fees that are up to 20% below market.

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
     We anticipate that our next facility may be located in Rhode Island. We have commenced negotiation of a lease and services agreement with the Rhode Island Resource Recovery Agency for a proposed facility in Johnston, Rhode Island. Other locations in Massachusetts and New York as well as other states may be considered as determined by management.
     In each contemplated market, we have started development activity to secure a facility location. We have also held preliminary discussions with state and local regulatory officials and raw material suppliers. We believe that this preliminary development work will allow the Company to develop and operate a second facility within 24 months from the date of our initial public offering, subject to the availability of debt financing. We will be able to use much of the engineering and design work done for our first facility for subsequent facilities, thus reducing both the time and costs associated with these activities. We expect to form a separate wholly owned subsidiary for each facility to facilitate necessary bond financing and manage risk. We anticipate that the contribution to gross revenue and coverage of expenses with respect to future facilities may be approximately the same as the Woodbridge facility.
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
Liquidity and Capital Resources
     At March 31, 2007, we had total current assets of approximately $3,054,000, consisting primarily of cash and prepaid and other assets, and current liabilities of approximately $3,211,000, consisting primarily of accounts payable, accrued expenses, term and demand notes payable, and bridge loan payable. The Company has accumulated a net loss from inception through March 31, 2007 of approximately $7,171,000. Owners’ equity at March 31, 2007 was approximately $5,156,000. Since inception, we have generated no revenue from operations, and do not expect to generate revenue until the second quarter of 2008. Although the Company has negative working capital as of March 31, 2007, approximately $425,000 of current liabilities will be paid from restricted funds which are classified as non-current assets on the balance sheet, and are more fully described below.
     We currently do not have manufacturing capabilities or other means to generate revenues or cash. Approximately $14.6 million of the $25.4 million net proceeds from the equity and bond offerings, together with the $4.6 million of lease financing provided by the landlord, will be used to build our Woodbridge facility, which is expected to be completed in the first quarter of 2008. The remaining $10.8 million net proceeds from the equity and bond offerings ($25.4 million raised less $14.6 million for construction) will be used to sustain our operations, fund bond principal, interest and working capital reserves, and provide the cash required to repay bridge loans, demand loans and accrued interest that were not paid at the date of our initial public offering due to covenants placed on the Company by the bondholder of the New Jersey Economic Development Authority Bonds.
     Subsequent to March 31, 2007 and prior to the filing of this report, the Company reached agreements with the bridge lender and the demand note lender to repay the entire principal and accrued interest on these debts. The principal of the bridge loan of $1,515,000 plus accrued interest of approximately $160,000, along with principal of the demand loan of $150,000 plus accrued interest of approximately $7,000, will be repaid by the Company from unrestricted cash upon finalization of the agreement. In addition, for the various term extensions granted by the bridge lender, the Company will issue approximately 56,000 shares of common stock, which represents 10% of the principal and interest repaid, divided by the five-day average share price prior to repayment of the debt.
     In order for the repayment of bridge and demand loans to comply with the terms of the covenants of the bondholders of the New Jersey Economic Development Authority bonds, the bridge lender is in the process of obtaining a letter of credit in favor of the Company for $1,825,000. This letter of credit will have an expiration date of March 17, 2008, and will allow for a one-time draw down during the thirty days prior to expiration. The letter of credit will be supported by assets of the bridge lender, and the Company has agreed to pay the letter of credit fee of $27,375. In the event that the Company utilizes the funds available under the letter of credit, we are required to issue additional shares of common stock equal to 60% of the amount utilized, calculated by dividing 60% of the amount utilized by the then-current share price. In addition the Company is required to repay principal and interest, stated at 12%. If the total standby letter of credit is utilized, the total shares issued under this calculation would be approximately 337,000, if the stock was then trading at the current market price. The Company has no way to determine how many shares would actually be issued at the share price in the future, nor the amount that might be drawn on the letter of credit. The Company has received the approval from the bondholder of the New Jersey Economic Development Authority Bonds to enter into this agreement.
     Subsequent to March 31, 2007 and prior to the filing of this report, the Company also reached agreements with its two term note lenders, whereby the maturity dates of these loans have been extended to December 31, 2008. The outstanding balances on these term loans as of March 31, 2007 were $250,000 and $125,000. Among other terms, the agreement on one of these loans required accrued interest of $89,170 to be paid immediately. As the Company was precluded under the terms of the agreement with the bondholders of the New Jersey Economic Development Authority bonds from paying the accrued interest, the Company borrowed funds to repay this accrued interest by entering into an additional term loan in the amount of $89,170 with its CEO, Edward J. Gildea. This note is unsecured and subordinate to the bonds, carries an interest rate of 12% and has a two-year term. This interest rate is equal to or less than the interest paid on its other term loans. The Company obtained the necessary bondholder consents to enter into this agreement.
     As a result of the above transactions and proposed transactions, the Company’s debt structure is as follows as compared to March 31, 2007:

	Upon completion of proposed transactions	March 31, 2007
Demand notes payable	$-0-	$150,000
Term notes payable	$464,970	$375,000
Bridge loans payable	$-0-	$1,515,000
Bonds payable	$17,500,000	$17,500,000

     As a result of the above transactions and proposed transactions the Company will have approximately the following cash balances as of the completion of the transactions:

General Operating (unrestricted cash)	$1,100,000

Construction Trust (restricted cash)	$13,186,000
Subsidiary Working Capital Reserves (restricted cash)	$2,936,000
Principal, Interest and Lease Reserves (restricted cash)	$3,586,000

Total restricted cash	$19,708,000
     Withdrawals from restricted cash require approval of the third party trustee, and are governed by the Trustee Agreement.
     In addition to the above cash balances, a standby Letter of credit in the amount of $1,825,000 will be issued in favor of the Company. The Company decided to accept this letter of credit and to pay down the bridge loans in order to eliminate the 18% interest charge on funds that were not being utilized at this time. The Company will seek additional working capital sources in the future as the current general operating cash balance may not be enough to sustain the Company until its Woodbridge facility is operational and the Company may wish to explore alternatives to the additional equity distribution associated with the letter of credit drawdown.
RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2007
     The Company has been a development stage company since its inception. For the period from inception (May 3, 2003) until March 31, 2007 the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2008. In addition, the Company has incurred operating costs and expenses of approximately $881,000 during the three months ending March 31, 2007, and approximately $7,171,000 for the period from inception (May 3, 2003) until March 31, 2007. Operating expenses incurred since inception were approximately $5,430,000 for general and administrative expenses, $1,702,000 for research and development costs, and $155,000 for amortization expense.
     As of March 31, 2007, the Company had current assets of approximately $3,054,000 compared to $890,000 as of December 31, 2006. Deferred finance and issuance costs represented approximately $681,000 of the current assets as of December 31, 2006. Deferred costs associated with the public offering of approximately $1,687,000 were offset against the gross proceeds from the offering of approximately $9.9 million in the consolidated statements of changes in owners’ equity (deficiency) during the quarter ending March 31, 2007. Costs associated with the bond offering of approximately $953,000 have been capitalized and will be amortized over the life of the bond.
     As of March 31, 2007 the Company had current liabilities of approximately $3,211,000 compared to $3,734,000 at December 31, 2006. The decrease is due largely to a reduction in accounts payable and accrued expenses, which were paid with proceeds of the public offering and the debt, and the repayment of a portion of the demand notes and term notes payable.

Item 3. Controls and Procedures
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and the Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company business expands, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently aware of any pending or threatened legal proceedings to which we are or would be a party or any proceedings being contemplated by governmental authorities against us, or any of our executive officers or directors relating to their services on our behalf.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 16, 2007 the Company issued 293,636 units under the terms of the Bridge Financing Agreements as amended. The Company is required to file a registration statement, relating to these units, within 180 days of issuance.
On February 16, 2007 the Company completed an initial public offering of stock of 1.8 million equity units, raising $9.9 million in funds available to the Company. The proceeds of the offering were used to date as follows: $1 million for closing expenses, $4.5 million placed in restricted funds to be used for working capital and construction costs of the Company’s New Jersey subsidiary, and $ 1.6 million for pre-offering and post-offering operating expenses. Cash available for future operating expenses is approximately $2.8 million at March 31, 2007.
Item 3. Defaults Upon Senior Securities
During the three months ended March 31, 2007 we were not in default of any of our indebtedness.
Item 4. Submission of Matters to a Vote of Security Holders
During the three months ended March 31, 2007 we did not submit any matters to a vote of our security holders.
Item 5. Other Information.
None
Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1B	Form of amendment and extension agreement regarding commercial term note dated August 27, 2004

10.1C	Form of subordinated commercial term note dated April 30, 2007

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906

31.2	Certification of Chief Financial Officer pursuant to Section 906

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.
Date: May 15, 2007	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer

Date: May 15, 2007	/s/ David R. Allen
David R. Allen
Chief Financial Officer

Date: May 15, 2007	/s/ Ellen P. Geoffrey
Ellen P. Geoffrey
Chief Accounting Officer