Form 10QSB
period 2007-06-30
Converted Organics Inc.
filed 2007-08-14
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2007

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2007, there were 3,836,646 shares of our common stock outstanding.
Transitional Small Business Disclosure Format. YES ☐ NO ☑

INDEX

		Page No.
PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited)	3
	Consolidated Statements of Operations, for the three and six month periods ended June 30, 2007 and 2006 and cumulative from inception (May 3, 2003) to June 30, 2007 (unaudited)	4
	Consolidated Statements of Changes in Owners’ Equity (Deficiency) — cumulative from Inception (May 3, 2003) to June 30, 2007 (unaudited)	5
	Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 and 2006 and cumulative from inception (May 3, 2003) to June 30, 2007 (unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis or Plan of Operation	15
Item 3.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
	Signatures	24
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification of CFO

Item 1. Financial Statements
CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$622,086	$66,853
Prepaid rent	161,590	67,585
Other prepaid expenses	70,918	58,685
Other current assets	90,600	15,733
Capitalized bond costs	47,669	—
Deferred financing and issuance costs, net	24,482	680,958

Total current assets	1,017,345	889,814

Deposits	554,978	65,000
Restricted cash	18,127,248	—
Construction in progress	1,940,853	—
Capitalized bond costs, net of $19,862 accumulated amortization	885,844	—
License, net of $66,000 and $57,750 accumulated amortization	594,000	602,250

Total assets	$23,120,268	1,557,064

LIABILITIES AND OWNERS’ EQUITY (DEFICIENCY)
LIABILITIES
Accounts payable and other accrued expenses	$239,948	$657,107
Accrued compensation - officers, directors and consultants	300,000	300,000
Accrued legal and other	193,820	369,233
Accrued interest	542,832	142,619
Demand notes payable	—	250,000
Term notes payable	464,170	500,000
Bridge loan payable	—	1,515,000

Total current liabilities	1,740,770	3,733,959

BONDS PAYABLE	17,500,000	—

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—

OWNERS’ EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value, authorized 25,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 75,000,000 shares	383	133
Additional paid-in capital	12,454,468	4,113,385
Deficit accumulated during the development stage	(8,575,353)	(6,290,413)

Total owners’ equity (deficiency)	3,879,498	(2,176,895)

Total liabilities and owners’ equity (deficiency)	$23,120,268	$1,557,064

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative
					from inception
					(May 2, 2003)
	Three months ended		Six months ended		through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Revenues	$—	$—	$—	$—	$—
Selling, General and Administrative expenses	1,402,229	1,780,090	2,359,968	2,025,927	6,831,732
Research and Development	287,926	126,489	314,651	131,804	1,989,800
Amortization	18,953	29,821	31,023	38,946	174,523

Loss from operations	(1,709,108)	(1,936,400)	(2,705,642)	(2,196,677)	(8,996,055)

Other Income/(Expenses)	304,787	—	420,702	—	420,702

	(1,404,321)	(1,936,400)	(2,284,940)	(2,196,677)	(8,575,353)

Loss before provision for income taxes	(1,404,321)	(1,936,400)	(2,284,940)	(2,196,677)	(8,575,353)

Provision for Income Taxes	—	—	—	—	—

Net loss	$(1,404,321)	$(1,936,400)	$(2,284,940)	$(2,196,677)	$(8,575,353)

Net loss per share, basic and diluted	$(0.39)	$(1.45)	$(0.76)	$(1.97)

Weighted average common shares outstanding	3,623,549	1,333,333	3,017,797	1,115,653

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY (DEFICIENCY)
Cumulative from Inception (May 2, 2003) to June 30, 2007

				Deficit
	Common Stock			Accumulated		Total
	Shares Issued and		Additional	During the	Members’	Owners’ Equity
	Outstanding	Amount	Paid-in Capital	Development Stage	Equity	(Deficiency)
Balance at inception (May 2, 2003)	—	$—	$—	$—	$—	$—
Members’ contributions from inception to December 31, 2004	—	—	—	—	2,172,700	2,172,700
Members’ distributions from inception to December 31, 2004	—	—	—	—	(7,460)	(7,460)
Net loss - 2004	—	—	—	(1,934,971)	—	(1,934,971)
Members’ contributions	—	—	—	—	172,000	172,000
Net loss - 2005	—	—	—	(628,681)	—	(628,681)
Recapitalization of members’ equity	600,000	60	2,337,180	—	(2,337,240)	—
Issuance of common stock to founders	733,333	73	—	—	—	73
Issuance of stock options	—	—	1,018,705	—	—	1,018,705
Bridge loan rights	—	—	757,500	—	—	757,500
Net loss - 2006	—	—	—	(3,726,761)	—	(3,726,761)

Balance, December 31, 2006	1,333,333	133	4,113,385	(6,290,413)	—	(2,176,895)

Issuance of common stock and warrants in connection with the Company’s initial public offering (Note 4), net of issuance costs of $1,736,715 (unaudited)	1,800,000	180	8,163,105	—	—	8,163,285
Common shares and warrants issued in connection with bridge units (unaudited) (Note 4)	293,629	29	(29)	—	—	—
Common shares issued in connection with extension of bridge financing (unaudited) (Note 4)	55,640	6	178,042	—	—	178,048
Stock dividends (unaudited)	354,044	35	(35)	—	—	—
Net loss (unaudited)	—	—	—	(2,284,940)	—	(2,284,940)

Balance, June 30, 2007 (unaudited)	3,836,646	$383	$12,454,468	$(8,575,353)	$—	$3,879,498

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from inception
			(May 2, 2003)
	Six months ended June 30,		through
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,284,940)	$(2,196,677)	$(8,575,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset — license	8,250	8,250	66,000
Amortization of capitalized bond costs	19,862	—	19,862
Amortization of deferred financing fees	2,893	30,696	88,643
Amortization of discount on bridge loan	—	242,008	757,500
Stock option compensation expense	—	1,018,705	1,018,705
Compensation expense pursuant to common stock issued to founders at incorporation	—	73	73
Stock issued for extension of bridge financing	178,048	—	178,048
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(181,105)	(100,000)	(323,108)
Deposits	(350,000)	—	(415,000)
Increase (decrease) in:
Accounts payable and other accrued expenses	(592,572)	(22,412)	15,310
Accrued compensation expense — officers, directors and consultants	—	150,000	300,000
Accrued interest	400,213	32,712	542,832

Net cash used in operating activities	(2,799,351)	(836,645)	(6,326,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of license	(139,978)	—	(799,978)
Construction costs	(1,940,853)	—	(1,940,853)
Restrictions of cash	(20,646,611)	—	(20,646,611)
Release of restricted cash	2,519,363	—	2,519,363

Net cash used in investing activities	(20,208,079)	—	(20,868,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ contributions	—	—	2,344,700
Proceeds from term notes	89,170	—	589,170
Repayment of term notes	(275,000)	—	(275,000)
Proceeds from demand notes	—	—	250,000
Repayment of demand notes	(100,000)	—	(100,000)
Proceeds from bridge loan, net	—	1,434,250	1,464,250
Repayment of bridge loan	(1,515,000)	—	(1,515,000)
Net proceeds from bond financing (Note 3)	16,546,625	—	16,546,625
Members’ distributions	—	—	(7,460)
Payments made for deferred issuance costs	(42,916)	(75,000)	(340,416)
Net proceeds from initial public offering of stock (Note 4)	8,859,784	—	8,859,784

Net cash provided by financing activities	23,562,663	1,359,250	27,816,653

NET INCREASE IN CASH	555,233	522,605	622,086
CASH, beginning of period	66,853	371	—

CASH, end of period	$622,086	$522,976	$622,086

Supplemental cash flow information:
Cash paid during the period in:
Interest	$266,789	$—	$266,789
Non-cash financing activities:
Deferred financing and issuance costs	$207,158	$—	$342,303
Discount for the bridge equity units	—	757,500	757,500
Issuance costs paid from proceeds of initial public offering	990,000	—	990,000
Issuance costs paid from proceeds of bond financing	953,375	—	953,375
The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)
NOTE 1 – BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results as of and for the interim periods ended June 30, 2007 and 2006 and cumulative from inception (May 3, 2003) to June 30, 2007.
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
    DEVELOPMENT STAGE COMPANY
     The Company is considered a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, as it has no principal operations or revenue from any source. Operations from the Company’s inception have been devoted primarily to strategic planning, raising capital, developing revenue-generating opportunities and construction of an operating facility.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
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
    CASH AND CASH EQUIVALENTS
     The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at June 30, 2007 and December 31, 2006.
     As of June 30, 2007 the Company had remaining approximately $18,127,000 of restricted cash as required by the bond agreement (Note 3). This cash was raised by the Company in its initial public offering and bond financing on February 16, 2007 and is set aside in three separate accounts consisting of $12,150,000 for the construction of the Woodbridge operating facility, $2,345,000 for the working capital requirements of the Woodbridge subsidiary while the facility is under construction and $3,632,000 in reserve for bond principal and interest payments along with a reserve for lease payments. The Company has classified this restricted cash as non-current as third party trustee approval is required for disbursement of funds.
    RESEARCH AND DEVELOPMENT COSTS
     Research and development costs include the costs of engineering, design, feasibility studies, outside services, personnel and other costs incurred in development of the Company’s manufacturing facilities. All such costs are charged to expense as incurred.
    INCOME TAXES
     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Differences between the financial statement and tax bases of assets, liabilities, and other transactions did not result in a provision for current or deferred income taxes for the periods from January 1, 2007 to June 30, 2007 and January 4, 2006 (date of incorporation of Converted Organics Inc.) to June 30, 2007.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 9” (“FIN No. 48”), on January 1, 2007. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. As discussed in the consolidated financial statements in the 2006 Form 10-KSB, the Company has a valuation allowance against the full amount of its net deferred tax assets. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. There was no significant impact to the Company upon the adoption of FIN No. 48.
     The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception through 2006 remain open to examination by the I.R.S. and state authorities.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.
    RECENT ACCOUNTING PRONOUNCEMENTS
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.
    EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the three months and the six months ended June 30, 2007 and 2006.
    DEFERRED FINANCING AND ISSUANCE COSTS AND CAPITAL COSTS – BOND ISSUANCE
     In connection with its $17.5 million bond financing on February 16, 2007 (Note 3), the Company has capitalized bond issuance costs of approximately $953,000 and is amortizing those costs over the life of the bond.
     In connection with its initial public offering (IPO) on February 16, 2007 (Note 4), the Company had issuance costs totaling approximately $1,687,000, of which approximately $697,000 had been paid by the Company in 2006 ($681,000) and 2007 ($16,000), and were recorded as deferred issuance costs at that time, and approximately $990,000 of which was netted against total proceeds received on February 16, 2007. The total issuance costs of approximately $1,687,000 have been netted against the $9.9 million gross proceeds of the IPO in the statements of changes in owners’ equity (deficiency).
     In connection with its repayment of the bridge notes (Note 3), the Company paid to the bridge lender a Letter of Credit fee of $27,375. The fee has been recorded as a deferred financing fee and is being amortized over the life of the Letter of Credit. Accordingly deferred financing costs are $24,482 at June 30, 2007.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
    INTANGIBLE ASSET — LICENSE
     Pursuant to a license agreement with an effective date of July 15, 2003 and amended effective date of February 9, 2006, the Company entered into an exclusive license to use its enhanced Autogenous Thermophylic Aerobic Digestion process (EATAD) technology for the design, construction and operation of facilities for the conversion of organic waste into solid and liquid organic material. The license is stated at cost. Amortization is provided using the straight-line method over the life of the license. Amortization expense for the six month periods ended June 30, 2007 and 2006, and cumulative from inception (May 2, 2003) to June 30, 2007, was $8,250, $8,250 and $66,000, respectively. The Company expects the license’s annual amortization expense to be $16,500 until fully amortized at the end of the 40 year license period.
     In June 2007, the Company placed a deposit of $139,978 on a second plant license with the licensor. When received, the second license will be capitalized and amortized over its future life.
    SEGMENT REPORTING
     As of March 31, 2007 the Company has no reportable segments as defined by Statement of Accounting Standard (SFAS) No. 131.
NOTE 3 — DEBT
    DEMAND NOTES
     The Company had three demand notes payable which accrued interest at 10%. These notes were repaid in May, 2007.
     A schedule of outstanding principal amounts of the demand notes as of June 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Demand note dated October 30, 2006	$—	$200,000
Demand note dated December 29, 2006	—	50,000

	—	250,000
Less: current portion	—	(250,000)

	$—	$—

    TERM NOTES
     The Company has three term notes payable: (1) $250,000 unsecured term note dated August 27, 2004, with an original maturity date of September 30, 2006, which has been extended to December 31, 2008, with interest at 12%, (2) $250,000 unsecured term note dated September 6, 2005, with an original maturity of September 15, 2006, which was extended to December 31, 2008, with interest at 15%, and (3) $89,170 unsecured term note dated May 2, 2007 with a maturity of May 2, 2009 and interest at 12%. During February 2007, $125,000 of principal was repaid on the unsecured term note dated September 6, 2005. On all notes, interest accrues until maturity. However, the agreement on one of these loans required accrued interest of $89,170 to be paid immediately in order to refinance and extend the maturity. As the Company was precluded under the terms of the agreement with the bondholders of the New Jersey Economic Development Authority bonds from paying the accrued interest from available funds, the Company borrowed funds to repay this accrued interest by entering into an additional term loan

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)
NOTE 3 — DEBT — CONTINUED
in the amount of $89,170 with its CEO, Edward J. Gildea. This note is unsecured and subordinate to the bonds, and has a two-year term. This interest rate is equal to or less than interest paid on the Company’s other term loans. The Company obtained the necessary bondholder consents to enter into this agreement.
     A schedule of outstanding principal amounts of the term notes as of June 30, 2007 and December 31, 2006 is as follows:

	2007	2006
Term note dated August 27, 2004	$250,000	$250,000
Term note dated September 6, 2005	125,000	250,000
Term note dated May 2, 2007	89,170	—

	464,170	500,000
Less: current portion	(464,170)	(500,000)

	$—	$—

    BRIDGE LOANS
     The Company had $1,515,000 of outstanding Bridge Loans that accrued interest at a rate of 18%, and under the terms of the loans, were to be repaid on the earlier of February 19, 2007 or the date of the Company’s initial public offering. Due to certain covenants relating to the offering of bonds on February 16, 2007, which prohibited the Company from repaying these bridge loans, the Company entered into an agreement whereby it could repay the loans if the bridge lenders agreed to obtain a letter of credit in favor of the Company. The Company reached agreements with the bridge lender and the demand note lender to repay the entire principal and accrued interest on these debts. The principal of the bridge loan of $1,515,000 plus accrued interest of approximately $160,000, along with principal of the demand loan of $150,000 plus accrued interest of approximately $7,000, was repaid by the Company on May 23, 2007 from unrestricted cash. In addition, for the various term extensions granted by the bridge lender, the Company issued approximately 56,000 shares of common stock, which represents 10% of the principal and interest repaid, divided by the five-day average share price prior to repayment of the debt. The statement of operations includes an expense of $178,048 related to the issuance of this stock.
     In order for the repayment of bridge and demand loans to comply with the terms of the covenants of the bondholders of the New Jersey Economic Development Authority bonds, the bridge lender has obtained a letter of credit in favor of the Company for $1,825,000. This letter of credit is due to expire on April 7, 2008, and allows for a one-time draw down during the thirty days prior to expiration. The letter of credit is supported by assets of the bridge lender, and the Company has paid the letter of credit fee of $27,375. In the event that the Company utilizes the funds available under the letter of credit, the Company is required to issue additional shares equal to 60% of the amount utilized, calculated by dividing 60% of the amount used by the then-current share price. If the total letter of credit is used, the total shares issued under this calculation would be approximately 391,000, based on the June 30, 2007 market price. The Company has no way to determine how many shares would actually be issued at the share price in the future, nor the amount that might be drawn on the letter of credit. The Company has agreed not to issue more than 20% of the then outstanding common shares without shareholder consent. In addition the Company is required to repay principal and interest at 12% within one year. If the term of the loan is extended beyond one year, the interest rate increases and the Company is required to issue additional extension shares. The Company has received the approval from the bondholders of the New Jersey Economic Development Authority Bonds to enter into this agreement.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
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
     On February 21, 2006, the Company merged with Mining Organics Management (MOM) and Mining Organics Management — Harlem River Rail Yard (HRRY). At that time, MOM was a fifty-percent owner of HRRY. The mergers were accounted for as a recapitalization of the Company. As a result of the recapitalization, 600,000 shares were issued to the members of HRRY, with 300,000 shares distributed to Weston Solutions, Inc. and 300,000 shares distributed among the individual members of MOM, each of whom was a founder of the Company.
     On February 16, 2007 the Company successfully completed an initial public offering of 1,800,000 common shares and 3,600,000 warrants for a total offering of $9,900,000, before issuance costs. The Company’s initial public offering is presented net of issuance costs and expenses of approximately $1,687,000 in the statements of changes in owners’ equity (deficiency). The warrants consist of 1,800,000 redeemable Class A warrants and 1,800,000 non-redeemable Class B warrants, each warrant to purchase one share of common stock. The common stock and warrants traded as one unit until March 13, 2007 when they began to trade separately.
     On February 16, 2007, as part of its initial public offering and under the original terms of the bridge loan agreement (Note 3), the Company issued 293,629 Bridge Equity Units to the Bridge Noteholders. On May 23, 2007, as part of the repayment of the bridge loans, the Company issued 55,640 shares of common stock to the Bridge Noteholders, which represents 10% of the principal and interest repaid, divided by the five-day average share price prior to repayment of the debt. The statement of operations reflects an expense of $178,048 related to the issuance of these shares.
NOTE 5— RELATED PARTY TRANSACTIONS
     The Company is located at 7A Commercial Wharf West, Boston, Massachusetts. The Company is renting the premises under a verbal agreement with ECAP, LLC. The managing member of ECAP, LLC is a director and shareholder of the Company and is also the brother of the Company’s President and CEO. The rental agreement provides for rent and support, as agreed between the Company and ECAP, LLC and for reimbursement of expenses by the Company for office and other expenses. These expenses totaled $19,425 and $11,000 for the quarters ended March 31, 2007 and 2006, respectively, and $315,350 for the period from inception (May 3, 2003) to March 31,

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)
NOTE 5— RELATED PARTY TRANSACTIONS — CONTINUED
2007. During the three month period ending June 30, 2007 the Company paid rent directly to its landlord, and not to any related parties.
     On April 4, 2007, The Company entered into an agreement with William A. Gildea, a director and a brother of the Company’s CEO Edward J. Gildea, whereby William A. Gildea will provide sales and marketing expertise to the Company. This agreement provides for an annual fee of $180,000 to Mr. Gildea for these services.
     The Company has entered into a services agreement dated May 29, 2003, as modified October 6, 2004, with one of its principal stockholders, Weston Solutions, Inc. (“Weston”). Weston has been engaged to provide engineering and design services in connection with the construction of the Woodbridge organic waste conversion facility. The total amounts recorded by the Company for services provided by Weston were $251,000 and $ -0- for the quarters ended June 30, 2007 and 2006, respectively and $932,232 for the period from inception (May 3, 2003) to June 30, 2007.
     The Company has accrued a total of $300,000 of compensation expense earned but not paid for the period April 1, 2006 to December 31, 2006, and expenses incurred but not reimbursed since April 1, 2006 to each of six officers, directors or contractors.
NOTE 6 — STOCK OPTION PLAN
     In June 2006, the Company’s Board of Directors and stockholders approved the 2006 Stock Option Plan (the “Option Plan”). The Option Plan authorizes the grant and issuance of options and other equity compensation to employees, officers and consultants. A total of 666,667 shares of common stock are reserved for issuance under the Option Plan. As of June 30, 2007, 643,000 options had been issued under this plan . The options were issued on June 15, 2006 and vested on the grant date. The options have an exercise price of $3.75 per share and expire five years from the grant date. The exercise price was based on an assumed public offering price of $5.00 per unit less the fair value for the two warrants included in the unit (Class A warrant fair value of $0.75, Class B warrant fair value of $0.50). The fair value of the Class A and B warrants was estimated on June 15, 2006 for purposes of valuing the individual components of the unit so that the options could be valued. The fair value of the options and warrants was estimated using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.07%; no dividend yield; volatility factor of 38.816%; and an expiration period of 5 years. The Company’s stock option compensation expense determined under the fair value based method totaled $1,018,705 and has been included in general and administrative expenses in the statement of operations for the quarter ended June 30, 2006.
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
     For the three months ended June 30, 2007, the Company has recorded rental expense of $185,526 in relation to this lease, and has recognized $161,590 as prepaid rent.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(UNAUDITED)
NOTE 8 – COMMITMENTS AND CONTINGENCIES
    CONTRACTS
     The Company has entered into six contracts for various phases of the construction of its Woodbridge, New Jersey facility. All of these contracts were subject to the successful completion of the New Jersey Development Authority Bond Offering, which was completed on February 16, 2007. The total value of these contracts is approximately $9,000,000. The Company expects to expend approximately $14,600,000 on the construction of the facility not including certain expenses to be paid by the landlord and charged over future rental periods.
    LEGAL PROCEEDINGS
     The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relative to the services provided on the Company’s behalf.
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
     The Company has also made a deposit on an operating license for its second operating facility, which will be constructed in Rhode Island. The Company is in the preliminary stages of seeking additional financing to provide funds for construction of that facility. In addition, the Company will seek additional working capital sources in the future as the current general operating cash balance may not be enough to sustain the Company until the Woodbridge facility is operational and the Company may wish to explore alternatives to the additional equity distribution associated with the letter of credit drawdown. If sources of cash are not available in the future, the Company will draw down on the letter of credit to sustain operations, which will cause issuance of shares and repayment of the loan (Note 3).

2. Management’s Discussion and Analysis or Plan of Operation
     The following discussion of our plan of operation should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this report. This report is for the quarter ended June 30, 2007. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
   Introduction
     Converted Organics Inc. is a development stage company that seeks to construct processing facilities that will use organic food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. We plan to sell and distribute our products in the agribusiness, turf management, and retail markets. We have obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the Landlord will modify and we will equip as our initial organic waste conversion facility. We currently have no operations and do not expect to generate any revenue until the facility is completely operational. When fully operational, the Woodbridge facility is initially expected to process approximately 68,000 tons of organic food waste and produce approximately 9,300 tons of dry product and 5,900 tons of liquid concentrate annually. We expect to complete construction and begin start-up operations in the second quarter of 2008.
     We were incorporated under the laws of the state of Delaware in January 2006. In February 2006, the company merged with its predecessor organizations, Mining Organics Management, LLC and Mining Organics Harlem River Rail Yard, LLC, in transactions accounted for as a recapitalization.
     Development Period
     Since the formation of one of our predecessors on May 2, 2003 through June 30, 2007, we and our predecessor organizations have spent approximately $9.1 million to accomplish the following:
▪	acquire the technology license;

▪	develop engineering plans;

▪	identify appropriate sites for development;

▪	enter into a lease for the site for our Woodbridge facility;

▪	prepare certain environmental permit applications;

▪	contract for third-party evaluation and validation of the technology;

▪	contract for two third-party studies analyzing the pricing and market demand for our products;

▪	pursue various environmental permits and licenses;

▪	negotiate a long-term supply contract for source-separated organic waste;

▪	garner public/ community support;

▪	develop markets for our products by meeting with distributors of organic products, wholesalers, and prior users of similar products;

▪	sponsor growth and efficacy trials for products produced by the licensor;

▪	complete engineering and mass balance for our Woodbridge facility;

▪	negotiate contracts for construction of the Woodbridge plant;

▪	place deposits on equipment; and

▪	continue to develop opportunities for future facilities.

     In addition, we have commenced plant construction activities. Our process engineer has substantially completed the design, mass balance, energy balance, and process flow drawings for the Woodbridge facility. This work formed the basis for soliciting bids for a guaranteed maximum price contracts for the construction of the Woodbridge facility; these contracts place responsibility on the contractors for delivering a turnkey project by the second quarter of 2008.
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
Development Stage Milestone Estimated Cost

Development Stage	Milestone	Estimated Cost
Award GMP (design & non-recurring engineering costs)- completed	By March 31, 2007	$415,000
Order “long-lead time” equipment – substantially completed	By June 30, 2007	2,055,000
General Construction	By September 30, 2007	1,157,000
Install Equipment	By September 30, 2007	4,452,000
Install mechanical, electrical and piping	By March 31, 2008	6,490,000

Total		$14,569,000

     Of the estimated $2,470,000 costs which were to be incurred by June 30, 2007, $1,930,000 has been incurred. The total cost is not expected to exceed the estimate. Work associated with the costs to be incurred by June 30, 2007 is substantially complete. The Company does not expect the future work schedule or cost estimates to vary from the above plan.
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

     Operations
     Operations are expected to begin by processing 65 tons of organic waste per day, with the expectation that initial design capacity of 210 tons per day could be reached within four-to-six weeks. Upon commencement of operations, we expect two revenue streams: (i) tip fees that in our potential markets range from $50 to $100 per ton, and (ii) product sales. Tip fees will be paid to the Company to receive the organic waste stream from the waste hauler; the hauler will pay the Company, instead of a landfill, to take the waste. If the haulers source separate and pay in advance, they could be charged tip fees that are up to 20% below market. As of the date of the filing of this report, we have contracted to receive and accept waste to satisfy our initial operating capacity at the Woodbridge facility. We continue to actively seek contracts to secure product sales prior to the opening of the New Jersey facility. As of the date of the filing of this report, no major commitments for product sales have been secured.
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
     We anticipate that our next facility may be located in Rhode Island. We have commenced negotiation of a lease and services agreement with the Rhode Island Resource Recovery Corporation for a proposed facility in Johnston, Rhode Island. Other locations in Massachusetts and New York as well as other states may be considered as determined by management.
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
Liquidity and Capital Resources
     At June 30, 2007, we had total current assets of approximately $1,017,000, consisting primarily of cash and prepaid and other assets, and current liabilities of approximately $1,741,000, consisting primarily of accounts payable, accrued expenses, and term notes. The Company has accumulated a net loss from inception through June 30, 2007 of approximately $8,575,000. Owners’ equity at June 30, 2007 was approximately $3,879,000. Since inception, we have generated no revenue from operations, and do not expect to generate revenue until the second quarter of 2008. Although the Company has negative working capital as of June 30, 2007, approximately $525,000 of current liabilities will be paid from restricted funds which are classified as non-current assets on the balance sheet, and are more fully described below. An additional $300,000 of liabilities classified as current cannot be paid from current assets as a condition of the New Jersey bond.
     We currently do not have manufacturing capabilities or other means to generate revenues or cash. Approximately $14.6 million of the $25.4 million net proceeds from the equity and bond offerings, together with the $4.6 million of lease financing provided by the landlord, will be used to build our Woodbridge facility, which is expected to be completed in the first quarter of 2008. The remaining $10.8 million net proceeds from the equity and bond offerings ($25.4 million raised less $14.6 million for construction) has been and will continue to be used to sustain our operations, fund bond principal, interest and working capital reserves, and has provided the cash required to repay bridge loans, demand loans and accrued interest that were repaid on May 23, 2007.
     In May, 2007, we reached agreements with the bridge lender and the demand note lender to repay the entire principal and accrued interest on these debts. The principal of the bridge loan of $1,515,000 plus accrued interest of approximately $160,000, along with principal of the demand loan of $150,000 plus accrued interest of approximately $7,000, was repaid from unrestricted cash upon finalization of the agreement. In addition, for the various term extensions granted by the bridge lender, we issued approximately 56,000 shares of common stock, which represents 10% of the principal and interest repaid, divided by the five-day average share price prior to repayment of the debt. The statement of operations reflects expense of $178,048 related to the issuance of these shares.
     In order for the repayment of bridge and demand loans to comply with the terms of the covenants of the bondholders of the New Jersey Economic Development Authority bonds, the bridge lender has obtained a letter of credit in favor of the Company for $1,825,000. This letter of credit has an expiration date of April 7, 2008, and allows for a one-time draw down during the thirty days prior to expiration. The letter of credit will be supported by assets of the bridge lender, and we have paid the letter of credit fee of $27,375. In the event that we utilize the funds available under the letter of credit, we are required to issue additional shares of common stock equal to 60% of the amount utilized, calculated by dividing 60% of the amount utilized by the then-current share price. If the total standby letter of credit is utilized, the total shares issued under this calculation would be approximately 391,000, if the stock was then trading at the June 30, 2007 market price. We have no way to determine how many shares would actually be issued at the share price in the future, nor the amount that might be drawn on the letter of credit. We have agreed not to issue more than 20% of the then outstanding shares of common stock without seeking shareholder consent. In addition we are required to repay principal and interest, stated at 12%, within one year. After the one-year term, interest increases and we are required to issue additional extension shares. We have received the approval from the bondholder of the New Jersey Economic Development Authority Bonds to enter into this agreement.
     In May, 2007, we also reached agreements with our two term note lenders, whereby the maturity dates of these loans have been extended to December 31, 2008. The outstanding balances on these term loans as of June 30, 2007 were $250,000 and $125,000. Among other terms, the agreement on one of these loans required accrued interest of $89,170 to be paid immediately. As we were precluded under the terms of the agreement with the bondholders of the New Jersey Economic Development Authority bonds from paying the accrued interest, we borrowed funds to repay this accrued interest by entering into an additional term loan in the amount of $89,170 with our CEO, Edward J. Gildea. This note is unsecured and subordinate to the bonds, carries an interest rate of 12% and has a two-year term. This interest rate is equal to or less than the interest paid on its other term loans. We obtained the necessary bondholder consents to enter into this agreement.
     As a result of the above transactions, our debt structure is as follows at June 30, 2007 as compared to March 31, 2007:

	June 30, 2007	March 31, 2007
Demand notes payable	$-0-	$150,000

Term notes payable	$464,970	$375,000

Bridge loans payable	$-0-	$1,515,000

Bonds payable	$17,500,000	$17,500,00

     As of June 30, 2007, the Company has the following approximate cash balances:

General Operating (unrestricted cash)	$622,000

Construction Trust ( restricted cash)	$12,150,000

Subsidiary Working Capital Reserves (restricted cash)	$2,345,000

Principal, Interest and Lease Reserves (restricted cash)	$3,632,000

Total restricted cash	$18,127,000

     Withdrawals from restricted cash require approval of the third party trustee, and are governed by the Trustee Agreement.
     In addition to the above cash balances, a standby Letter of credit in the amount of $1,825,000 has been issued in favor of the Company. We decided to accept this letter of credit and to pay down the bridge loans in order to eliminate the 18% interest charge on funds that were not being utilized at this time. We will seek additional working capital sources in the future as the current general operating cash balance may not be enough to sustain us until our Woodbridge facility is operational and we may wish to explore alternatives to the additional equity distribution associated with the letter of credit drawdown. If sources of cash are not available to us in the future, we will draw down on the letter of credit to sustain operations, which will cause issuance of shares and repayment of the loan, which is discussed above.
RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2007
     The Company has been a development stage company since its inception. For the period from inception (May 3, 2003) until June 30, 2007 the Company has not earned any revenues from operations. The Company does not expect to earn revenues from operations until 2008. In addition, the Company has incurred operating costs and expenses of approximately $2,285,000 during the six months ending June 30, 2007, and approximately $8,575,000 for the period from inception (May 3, 2003) until June 30, 2007. Operating expenses incurred since inception were approximately $6,832,000 for general and administrative expenses, $1,990,000 for research and development costs, and $175,000 for amortization expense.
     As of June 30, 2007, the Company had current assets of approximately $1,017,000 compared to $890,000 as of December 31, 2006. Deferred finance and issuance costs represented approximately $681,000 of the current assets as of December 31, 2006. Deferred costs associated with the public offering of approximately $1,687,000 were offset against the gross proceeds from the offering of approximately $9.9 million in the consolidated statements of changes in owners’ equity (deficiency) during the six months ending June 30, 2007. Costs associated with the bond offering of approximately $953,000 have been capitalized and will be amortized over the life of the bond.

     As of June 30, 2007 the Company had current liabilities of approximately $1,741,000 compared to $3,734,000 at December 31, 2006. The decrease is due largely to a reduction in accounts payable and accrued expenses, which were paid with proceeds of the public offering and the debt, and the repayment of the demand notes, the term notes and the bridge notes payable.

Item 3. Controls and Procedures
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and the Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information and have availed themselves of such access to ensure full disclosure. As the Company business expands, a more definitive plan relating to maintaining effective disclosure controls will be implemented. There were no changes in our internal control over financial reporting during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently aware of any pending or threatened legal proceedings to which we are or would be a party or any proceedings being contemplated by governmental authorities against us, or any of our executive officers or directors relating to their services on our behalf.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 16, 2007 the Company issued 293,629 units under the terms of the Bridge Financing Agreements as amended. The Company is required to file a registration statement, relating to these units, within 180 days of issuance.
On February 16, 2007 the Company completed an initial public offering of stock of 1.8 million equity units, raising $9.9 million in funds available to the Company. The proceeds of the offering were used to date as follows: $1 million for closing expenses, $4.5 million placed in restricted funds to be used for working capital and construction costs of the Company’s New Jersey subsidiary, and $ 1.6 million for pre-offering and post-offering operating expenses. Cash available for future operating expenses is approximately $2.9 million at June 30, 2007.
On May 23, 2007 the Company issued 55,640 common shares under the terms of the repayment of the Bridge loans. The Company is required to file a registration statement relating to these units within 180 days of issuance.
Item 3. Defaults Upon Senior Securities
During the six months ended June 30, 2007 we were not in default of any of our indebtedness.
Item 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Shareholders held on June 9, 2007, the Company submitted the following matters to a vote:
•	re-election of Messrs. Stoltenberg and Cell to the Board of Directors;

•	re-appointment of Carlin, Charon & Rosen, LLP, as the Company’s auditors.
Both items were approved by the shareholders.
Item 5. Other Information.
None

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1D	Form of amendment and ongoing agreement with bridge lender(1)

10.1E	Form of Letter of Credit in favor of Converted Organics Inc.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906

31.2	Certification of Chief Financial Officer pursuant to Section 906

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.
Date: August 14, 2007	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer,

Date: August 14, 2007	/s/ David R. Allen
David R. Allen
Chief Financial Officer

Date: August 14, 2007	/s/ Ellen P. Geoffrey
Ellen P. Geoffrey
Chief Accounting Officer