Form 10KSB
period 2007-12-31
Converted Organics Inc.
filed 2008-03-28
CIK 1366340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 001-33304
Converted Organics Inc.
(Name of Small Business Issuer in its Charter)

Delaware	20-4075963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7A Commercial Wharf West, Boston, MA 02110
(Address of Principal Executive Offices and Zip Code)

(617) 624-0111
(Issuer’s telephone number)

Securities Registered Under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Converted Organics Inc.	NASDAQ Capital Market
Common Stock — $0.0001 Par Value	and the Boston Stock Exchange
Class A Warrants to purchase one share of Common Stock
Class B Warrants to purchase one share of Common Stock

Securities Registered Under Section 12(g) of the Act:
None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Issuer’s revenues for the year ended December 31, 2007: $-0-

The aggregate market value of the 3,042,863 shares of common stock held by non-affiliates computed by reference to the closing price of such stock as reported on the NASDAQ Capital Market and the Boston Stock Exchange on March 26, 2008 was $34,445,209.

As of March 26, 2008, 5,181,434 shares of our common stock were outstanding.

Incorporation by Reference:

Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof in connection with the registrant’s 2008 annual meeting are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format:  Yes ☐     No ☑

i

PART I

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, those described elsewhere in this report and the following:

•	We are an early-stage venture with little operating history, and our prospects are difficult to evaluate.

•	We expect to incur significant losses some time, and we may never operate profitably.

•	If we are unable to manage our transition to an operating company effectively, our operating results will be adversely affected.

•	Our plan to develop relationships with strategic partners and vendors may not be successful.

•	If we fail to finalize important agreements or the final agreements are unfavorable compared with what we currently anticipate, the development of our business may be harmed in ways which may have a material negative effect on our financial performance.

•	We may be unable to effectively implement new transaction accounting, operational and financial systems.

•	We are exposed to risks from recent legislation requiring companies to evaluate internal control over financial reporting.

•	Our future success is dependent on our existing key employees, and hiring and assimilating new key employees, and our inability to attract or retain key personnel in the future would materially harm our business and results of operations.

•	Constructing and equipping our Woodbridge facility may take longer and cost more than we expect.

•	We have little or no experience in the organic waste fertilizer industries, which increases the risk of our inability to build and operate our facilities.

•	We will depend on contractors unrelated to us to build our Woodbridge facility, and their failure to perform could harm our business, and hinder our ability to operate profitably.

•	We license technology from a third party, and our failure to perform under the terms of the license could result in material adverse consequences.

•	The “Enhanced Autothermal Thermophilic Aerobic Digestion” (EATAD) technology we will use to operate our Woodbridge facility is unproven at the scale we intend to operate.

•	Our Woodbridge facility site may have unknown environmental problems that could be expensive and time consuming to correct, which may delay construction and delay our ability to generate revenue.

•	We may not be able to successfully operate our manufacturing facilities.

•	Our lack of business diversification may have a material negative effect on our financial performance.

•	We may not be able to manufacture our products in commercial quantities or sell them at competitive prices.

•	We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our potential products.

•	Pressure by our customers to reduce prices and agree to long-term supply arrangements may adversely affect our net sales and profit margins.

•	The fertilizer industry is highly competitive, which may adversely affect our ability to generate and grow sales.

•	Defects in our products or failures in quality control could impair our ability to sell our products or could result in product liability claims, litigation and other significant events with substantial additional costs.

•	Energy and fuel cost variations could adversely affect operating results and expenses.

•	We may not be able to obtain sufficient organic material.

•	Our agreement with the licensor of the technology we will use in our Woodbridge facility restricts the territory into which we may sell our planned products and grants a cooperative a right of first refusal to purchase our products.

•	Our fertilizer products will be sold under an unproven name.

•	Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important proprietary rights.

•	Our license agreement imposes obligations on us related to infringement actions that may become burdensome or result in termination of our license agreement.

•	Our High Temperature Liquid Composting (“HTLC”) technology imposes obligations on us related to infringement actions that may become burdensome.

•	Development of our business is dependent on our ability to obtain additional debt and equity financing which may not be available on acceptable terms.

•	We will need to obtain additional debt and equity financing to complete subsequent stages of our business plan.

•	Our agreements with our bond investors may hinder our ability to operate our business by imposing restrictive loan covenants, which may prohibit us from paying dividends or taking other actions to manage or expand our business.

•	Mandatory redemption of our bonds could have a material adverse effect on our liquidity and cash reserves.

•	The communities where our facilities may be located may be averse to hosting waste handling and manufacturing facilities.

•	Our facilities will require certain permits to operate, which we may not be able to obtain or obtain on a timely basis.

•	Changes in environmental regulations or violations of such regulations could result in increased expense and could have a material negative effect on our financial performance.

•	Our strategic plan for the development and construction of operating facilities in Rhode Island, Massachusetts and New York requires additional debt and/or equity financing and working capital during the construction period.

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

Company History

Converted Organics Inc. is transitioning from a development stage company (first reported revenues were in February 2008) to a fully operational company that seeks to construct processing facilities that will use food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. In addition to our sales in the agribusiness market, we plan to sell and distribute our products in the turf management and retail markets. We have obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the landlord is modifying and that we will equip as our first internally constructed organic waste conversion facility (the “Woodbridge facility”). We currently have no operations at the Woodbridge facility, and do not expect to generate any revenue until the facility is completely operational, which the Company expects to occur in the second quarter of 2008. On January 24, 2008, we acquired the operating facility in Gonzales, California of United Organic Products of California (“UOP”), which facility is operational and began to generate revenue for us in February 2008 (the “Gonzales facility”). Also, on January 24, 2008, we acquired the technology of Waste Recovery Industries, LLC (“WRI”), which technology will allow us to operate future facilities using our own technology rather than licensing technology from a third party. In addition, we have an option on a long-term lease for a facility in Rhode Island. Construction has not yet begun at the Rhode Island location and is not expected to commence until some time in the future and is dependent upon obtaining appropriate financing.

We were incorporated under the laws of the state of Delaware in January 2006. In February 2006, we merged with our predecessor organizations, Mining Organics Management, LLC (“MOM”) and Mining Organics Harlem River Rail Yard, LLC (“HRRY”), in transactions accounted for as a recapitalization. These predecessor organizations provided initial technical and organizational research that led to the foundation of the current business plan.

On February 16, 2007, the Company successfully completed an initial public offering of stock and successfully completed a bond offering with the New Jersey Economic Development Authority. The net proceeds of the stock offering of $8.9 million, together with the net proceeds of the bond offering of $16.5 million, are being used to develop and construct the Woodbridge facility, fund the Company’s marketing and administrative expenses during the construction period and fund specific principal and interest reserves specified in the bond offering. Of the total net proceeds of the stock and bond offerings of $25.4 million, $14.6 million will be used in the construction of the Woodbridge facility and the remaining $10.8 million has been or will be used for items mentioned above. The Company believes that the $14.6 million available for the construction of the Woodbridge facility, together with an additional $4.6 million in lease financing from the landlord, will provide sufficient capital to complete the construction of the facility as it was originally planned. The additional monthly rent to repay the $4.6 million in lease financing is expected to be generated from operations once the facility is complete, and will not be paid from the proceeds of the initial public offering of stock or the New Jersey Development Authority bonds. As of March 26, 2008, we have committed an additional $1.5 million for upgrades to the Woodbridge facility to allow us to produce additional products for sale in the retail markets. We feel that the additional sales associated with these upgrades will improve the return on our investment.

Prior to February 16, 2007, the Company borrowed approximately $2.3 million in bridge loans, term loans and demand loans, the proceeds of which were used to fund operations and research and development costs during 2006. During 2007, all but $375,000 of the bridge loans, term loans and demand loans were repaid by the Company from unrestricted cash. In May 2007, we reached agreements with the bridge lenders and the demand note lender to repay the entire principal and accrued interest on these debts. Pursuant to these agreements, the principal of the bridge loan of $1,515,000, plus accrued interest of approximately $160,000, along with principal of the demand loan of $150,000, plus accrued interest of approximately $7,000, were repaid from unrestricted cash. In addition, for the various term extensions granted by the bridge lenders, we issued approximately 56,000 shares of common stock, which represents 10% of the principal and interest repaid divided by the five-day average share price prior to repayment of the debt. The statement of operations for the year ended December 31, 2007 reflects an expense of $178,048 related to the issuance of these shares.

In order for the repayment of bridge and demand loans to comply with the terms of the covenants of the bondholders of the New Jersey Economic Development Authority bonds, the bridge lender had obtained a letter of credit in favor of the Company for $1,825,000. This letter of credit had an expiration date of April 9, 2008, and allowed for a one-time draw down during the thirty days prior to expiration. On January 24, 2008, as a result of debt financing described below, we terminated this letter of credit with no funds being drawn down and there was no interest paid or common stock issued by us in connection with this letter of credit facility.

In May 2007, we also reached agreements with our two term note lenders to extend the maturity dates of these loans to December 31, 2008. The outstanding balances on these term loans as of December 31, 2007 were $250,000 and $125,000. Among other terms, the agreement on one of these loans required accrued interest of $89,170 to be paid immediately. As we were precluded under the terms of the agreement with the bondholders of the New Jersey Economic Development Authority bonds from paying the accrued interest from operating funds, we borrowed funds to repay this accrued interest by entering into an additional term loan in the amount of $89,170 with our CEO, Edward J. Gildea. This note is unsecured and subordinate to the bonds, carries an interest rate of 12% and has a two-year term. This interest rate is equal to or less than the interest paid on our other term loans. We obtained the necessary bondholder consents to enter into this agreement.

On January 24, 2008, we acquired the assets, including the intellectual property, of WRI. This acquisition makes us the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (“HTLC”) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short-term note that matures on May 1, 2008. Interest on that note is payable monthly. In addition, the purchase agreement provides for a technology fee payment of $5,500 per ton of waste-processing capacity that is added to plants that were not planned at the time of this acquisition and that use this new technology. The per-ton fee is not payable on the Woodbridge facility, the facility that is being planned in Rhode Island, or the Gonzales facility acquired in the acquisition or the currently planned addition thereto, except to the extent that capacity is added to the Gonzales facility in the future. Also, the purchase agreement provides that if we decide to exercise our right, obtained in the WRI acquisition, to enter into a joint venture with Pacific Choice Seafood Company for the development of a fish waste-processing plant (the “Eureka plant”), the Company will pay 50% of the Company’s net profits earned from this plant. Combined payments of both the $5,500 per ton technology fee and the profits paid from the Eureka plant, if any, is capped at $7.0 million with no minimum payment required. The license allows us to utilize the proprietary technology and process in all of our future waste to fertilizer facilities and allows us to produce product using our own technology.

Also, on January 24, 2008, we acquired the net assets of UOP, which was under common ownership with WRI. With this acquisition, we acquired a leading liquid fertilizer product line, as well as a state-of-the-art production facility that services a strong West coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for us in February 2008. The purchase price of $2,500,000 was paid in cash of $1,500,000 and notes payable of $1,000,000. The note matures on February 1, 2011, has an interest rate of 7%, payable monthly in arrears, and is convertible to our common stock six months after the acquisition date for a price equal to the average closing price of the stock on Nasdaq for the five days preceding conversion.

Also, on January 24, 2008, we entered into a private financing with three investors (the “Investors”) for a total amount of $4,500,000 (the “Financing”). The Financing was offered at an original issue discount of 10%. We used the proceeds to fund the acquisitions described above, to fund further development activities and to provide working capital. As consideration for the Financing, the Investors received a note issued by us in the amount of $4,500,000 with interest accruing at 10% per annum to be paid monthly and the principal balance to be paid in full one year from the closing date (the “Note”). In addition, we issued to the Investors 750,000 Class A Warrants and 750,000 Class B Warrants, which may be exercised at $8.25 and $11.00 per warrant share, respectively (the “Warrants”). We further agreed not to call any Warrants until a registration statement registering all of the Warrants is declared effective. A placement fee of $225,000 was paid from the proceeds of this loan.

In connection with the Financing, we have agreed that within 75 days of the closing date, we will have a shareholder vote to seek approval to issue a convertible debenture with an interest rate of 10% per annum which would be convertible into common stock pursuant to terms of the debenture agreement, or such other price as permitted by the debenture (the “Convertible Debenture”). Upon shareholder approval, the Note will be replaced by this Convertible Debenture and one half of each of the Class A Warrants and of the Class B Warrants issued will be returned to us. Under the conversion option, the Investors shall have the option, at any time on or before maturity date (January 24, 2009), to convert the outstanding principal of this Convertible Debenture into fully paid and non assessable shares of common stock at the rate per share equal to the lowest of (i) the fixed conversion price of $6.00 per share, (ii) the lowest fixed conversion price (the lowest price, conversion price or exercise price set by us in any equity financing transaction, convertible security, or derivative instrument issued after January 24, 2008), or (iii) the default conversion price (if and so long as there exists an event of default, then 70% of the average of the three lowest closing prices of common stock during the twenty day trading period immediately prior to the notice of conversion). We have scheduled a special shareholders’ meeting on April 3, 2008 to vote on this matter which is contingent until resolution on that date.

In connection with the Financing, we entered into a Security Agreement with the Investors whereby we granted the Investors a security interest in Converted Organics of California, LLC and any and all assets that are acquired by the use of the funds from the Financing. In addition, we also granted the Investors a security interest in Converted Organics of Woodbridge, LLC and all assets subordinate only to the current lien held by the holder of the bonds issued in connection with the Woodbridge facility of approximately $17,500,000.

A registration statement covering the Warrants and the common stock underlying the Warrants relating to the Financing was filed on February 14, 2008. As of March 26, 2008, the registration statement had not been declared effective by the Securities and Exchange Commission. The Company also entered into a Security Agreement with the Investors whereby the Company granted the Investors a security interest in our wholly owned subsidiary, Converted Organics of California, LLC, and all assets that are acquired by the use of the funds from the Financing. In addition, the Company granted the Investors a security interest in our wholly owned subsidiary, Converted Organics of Woodbridge, LLC, and all assets subordinate only to the current lien held by the holder of the current debt issued in connection with the Woodbridge facility of approximately $17,500,000.

Pro Forma Financial Information

On January 24, 2008, the Company acquired all of the net assets of United Organics Products, LLC (“UOP”) and Waste Recovery Industries, LLC (“WRI”) for $2,500,000 and $500,000, respectively, as noted above. The acquisitions will be accounted for in the first quarter of fiscal 2008 using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in our consolidated financial statements from the date of acquisition. The purchase price will be allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.

The pro forma consolidated financial information for the years ended December 31, 2007 and December 31, 2006 as though the acquisitions had been completed at the beginning of the respective periods is as follows:

	December 31, 2007	December 31, 2006

Revenues (in thousands)	$1,423	$2,720
Net loss (in thousands)	(4,360)	(3,651)
Net loss per share — basic and diluted	(1.25)	(2.98)
Current assets (in thousands)	3,219	403
Total assets (in thousands)	23,262	2,971
Current liabilities (in thousands)	(3,947)	(4,969)
Total liabilities (in thousands)	(21,536)	(5,225)
Total equity (deficit) (in thousands)	1,726	(2,254)

Our Revenue Sources

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

Our Woodbridge Facility

Converted Organics of Woodbridge, LLC, a New Jersey limited liability company and wholly owned subsidiary of the company, was formed for the purpose of owning, constructing and operating the Woodbridge facility.

We have entered into a 10-year lease with a 10-year option to renew for approximately 60,000 square feet of space in a portion of an existing building. The existing building is being upgraded to accommodate the conversion process and to house our processing equipment. The property has been surveyed and does not lie within any special flood hazard area.

Our process engineer, Weston Solutions, Inc., has completed the design for the Woodbridge facility. We have entered into guaranteed maximum price contracts with construction, mechanical and electrical contractors to build the processing facility. A guaranteed maximum price contract is a contract to construct the facility that is guaranteed by a bond obtained by the contractor.

We have entered into an agreement on November 15, 2006 with Royal Waste Services, Inc. of Hollis, New York to provide up to 200 tons of organic food waste per day to the facility. We have also had discussions with several other solid waste-hauling companies and numerous waste generators regarding additional feedstock for the facility. The facility will receive feedstock by truck over local roads. The fertilizer products produced at the facility are expected to be delivered by truck and rail to customers.

Our conversion process has been approved for inclusion in the Middlesex County and New Jersey State Solid Waste Management Plan. We have been granted our Class C recycling permit, which is the primary environmental permit for this project. The remaining required permits are primarily those associated with the construction and operation of any manufacturing business.

The facility is expected to use significant amounts of electricity, natural gas and steam. We expect to use the services of an energy management firm to purchase natural gas and electricity, and water will be provided by the Town of Woodbridge. Wastewater will be discharged by permit into the local sewage system.

Our Woodbridge facility will receive raw material from the New York-Northern New Jersey metropolitan area. It is located near the confluence of two major highways in northern New Jersey, providing efficient access for the delivery of feedstock from throughout this geographic area. This facility has been approved for inclusion in the Middlesex County and New Jersey State Solid Waste Management Plans. When fully operational, the Woodbridge facility is expected to process approximately 78,000 tons of organic food waste and produce approximately 7,500 tons of dry product and 6,700 tons of liquid concentrate annually.

Our Gonzales Facility

On January 24, 2008, we acquired the Gonzales facility which is currently producing 25 tons per day of liquid organic fertilizer. We expect to produce 50 tons per day upon completion of upgrades to the facility, at which time both liquid and dry product will be produced. We expect to continue to operate the Gonzales facility while the plant upgrades take place. We anticipate that all upgrades will be completed by the end of the third quarter of 2008. Converted Organics of California, LLC, a California limited liability company and wholly owned subsidiary of the Company, was formed for the purpose of owning, upgrading and operating the Gonzales facility.

On January 24, 2008, we have entered into a 10-year lease for land in Gonzales, California, where our Gonzales facility is located. The land is leased from Valley Land Holdings, LLC (“VLH”), a California LLC whose sole member is Executive Vice President, Chief Technology Officer and a Director of Converted Organics Inc. The lease provides for a monthly rent of $9,000. The lease is also renewable for three 5-year terms after the expiration of the initial 10-year term. In addition, we own the Gonzales facility and the operating equipment used in the facility. VLH has been determined to be a variable interest entity of UOP in prior years as UOP was the primary beneficiary of that variable interest entity. We are in the process of evaluating if VLH is a variable interest entity of the Company as of January 24, 2008. VLH’s assets and liabilities consist primarily of land and a mortgage note payable on the land. Its operations consist of rental income on the land from us and related operating expenses.

Future Expansion of Business

In addition to our Gonzales and Woodbridge facilities, our strategic plan calls for the development and construction of facilities in Rhode Island, Massachusetts and New York. We currently are planning to operate these new facilities using the technology that we acquired in our acquisition of WRI. We anticipate that we will be able to use much of the engineering and design work used in our Gonzales facility.

In each of our contemplated locations, we have:

•	Engaged a local businessperson well acquainted with the community to assist us in the permitting process and development of support from community groups;

•	Participated in numerous meetings with state, county and local regulatory bodies as well as environmental and economic development authorities; and

•	Identified potential facility sites.

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

To date, we have undertaken the following activities in the following markets to prepare to develop additional facilities:

•	In Rhode Island, we have proposed construction of a 10,000-ton per year manufacturing facility to service the entire Rhode Island market. We are working with the Rhode Island Resource Recovery Corporation (the “RIRRC”), the agency responsible for managing solid waste in the state, to build a facility on a state-owned and operated landfill, thereby greatly reducing the time associated with permitting and construction. The RIRRC has reviewed the technology we have licensed and has included it as an option in the 2006 update to its solid waste plan. On January 15, 2008, we announced that we had executed an option to lease with the RIRRC to possibly build an organic fertilizer facility in Johnston, Rhode Island. We are negotiating a term sheet with the RIRRC for a facility and hope to reach an agreement during the second quarter of 2008. The Company has not yet secured the necessary permits or financing to construct this facility.

•	In Massachusetts, we have performed initial development work in connection with construction of a proposed 15,000-ton per year manufacturing facility to serve the eastern Massachusetts market. Our proposal to develop this facility is currently under review by the property owner. The Massachusetts Strategic Envirotechnology Partnership Program has completed a favorable review of our technology.

•	In New York City, we have proposed construction of a 15,000-ton per year manufacturing facility in the South Bronx to service the New York City market. We have held discussions with both the New York City Department of Environmental Protection and the New York State Department of Environmental Conservation.

Conversion Process

The process to be used in the Woodbridge facility to convert food waste into our solid and liquid fertilizer products is based on technology called “Enhanced Autothermal Thermophilic Aerobic Digestion” (“EATAD”). The EATAD process was developed by International Bio-Recovery Corporation (“IBRC”), a British Columbia company that possesses technology in the form of know-how integral to the process and that has licensed to us their technology for organic waste applications in the metropolitan New York and Northern New Jersey area. In simplified terms, EATAD means that once the prepared foodstock is heated to a certain temperature, it self-generates additional heat (autothermal), rising to very high, pathogen-destroying temperature levels (thermophilic). Bacteria added to the feedstock use vast amounts of oxygen (aerobic) to convert the food waste (digestion) to a rich blend of nutrients and single cell proteins. Foodstock preparation, digestion temperature, rate of oxygen addition, acidity and inoculation of the microbial regime are carefully controlled to produce products that are highly consistent from batch to batch.

The products we plan to manufacture using our process will be positioned as:

•	A stand-alone fertilizer with plant nutrition, disease suppression and soil enhancements (amendment) benefits. The solid and liquid forms have a nutrient composition of approximately 3% nitrogen, 2% phosphorous and 1% potassium (3-2-1 NPK); or

•	A blend to be added to conventional fertilizers and various soil enhancements to improve the soil as required by the end users.

The efficacy of our products has been demonstrated both in university laboratories and multi-year growth trials funded by us and by IBRC. These field trials have been conducted on more than a dozen crops including potatoes, tomatoes, squash, blueberries, grapes, cotton and turf grass. The results of these trials are available to shareholders at no charge by contacting us at 7A Commercial Wharf West, Boston, Massachusetts 02110. While these studies have not been published, peer-reviewed or otherwise subject to third-party scrutiny, we believe the trials and other data show our solid and liquid products produced using the EATAD process will have several valuable attributes:

•	Plant nutrition. Historically, growers have focused on the nitrogen (N), phosphorous (P) and potassium (K) content of fertilizers. As agronomists have gained a better understanding of the importance of soil culture, they have turned their attention to humic and fulvic acids, phytohormones and other micronutrients and growth regulators not present in petrochemical-based fertilizers. Our products will have NPK content of approximately 3-2-1 and will be rich in micronutrients. Both products can be modified or fortified to meet specific user requirements.

•	Disease suppression. Based on field trials using product produced by the licensed technology, we believe our products will combine nutrition with disease suppression characteristics to eliminate or significantly reduce the need for fungicides and other crop protection products. The products’ disease suppression properties have been observed under controlled laboratory conditions and in documented field trials. We also have other field reports that have shown the liquid concentrate to be effective in reducing the severity of powdery mildew on grapes, reducing verticillium pressure on tomatoes and reducing scab in potatoes.

•	Soil amendment. As a result of its slow-release nature, our dry fertilizer product increases the organic content of soil, improving granularity and water retention and thus reducing NPK leaching and run-off.

•	Pathogen-free. Due to high processing temperatures, our products are virtually pathogen-free and have extended shelf life.

Nexant ChemSystems, Inc., a process engineering and strategic marketing research firm, evaluated our products’ projected economic yield — the market value of the crop less the costs of production — to the end user and concluded based on review of various growth trials that the economic yield of crops grown with fertilizer produced by IBRC using the EATAD process increased by an average of 11% with respect to the liquid product and 16% with respect to the dry product compared with control groups. With respect to cotton, potatoes and blueberries, economic yield increased by 16%, 19% and 30%, respectively, compared with control groups.

We plan to apply to the U.S. Department of Agriculture (the “USDA”) and various state agencies to have our products produced by the EATAD process to be labeled as an organic fertilizer or separately as an organic fungicide. We expect organic labeling, if obtained, to have a significant positive impact on pricing. Unlike many organic fertilizers, our products will be fully converted during the EATAD process and therefore have consistent quality, be stable, odor-free and convenient for storage and shipping. They will also have a relatively high nutrient content and will be free of pathogens. Our products will be positioned for the commercial market as a fertilizer supplement or as a material to be blended into traditional nutrition and disease suppression applications.

In January 2008, we acquired the assets, including the intellectual property, of WRI. This acquisition makes us the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (“HTLC”) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The liquid fertilizer produced at our Gonzales facility is labeled as an organic fertilizer. The HTLC technology is now used in our Gonzales facility and can be used in all of our future operating plants, except the Woodbridge facility which is licensed to use the EATAD technology and any future facility in the New York City metropolitan area. As exclusive owner of the HTLC technology, we expect to achieve the same or better operating results as we would with the licensed EATAD technology at a lower operating cost. Pursuant to the terms of the acquisition of the assets of WRI, we pay a fee for each ton of additional capacity added to our current or planned expansion. We anticipate that over time this fee will be less than the royalty expense paid for use of the licensed EATAD technology.

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

Agribusiness:  Today, the focus is on reducing the use of chemical products and at the same time meeting the demand for cost-effective, environmentally responsible alternatives. This change in focus is the result of:

•	Consumer demand for safer, higher quality food;

•	The restriction on use of registered chemical products. Several U.S. government authorities, including the Environmental Protection Agency, the Food and Drug Administration, and the USDA regulate the use of fertilizers. There are more than 14 separate regulations governing the use of fertilizers;

•	Environmental concerns and the demand for sustainable technologies;

•	Demand for more food for the growing world population; and

•	The cost effectiveness and efficacy of non-chemical based products to growers.

Consumer demand for organic food products increased throughout the 1990’s to date at approximately 20% or more per annum. In the wake of USDA’s implementation of national organic standards in October 2002, the organic food industry has continued to grow. According to the Nutrition Business Journal, annual sales of organic foods have expanded almost four-fold from $3.6 billion in 1997 to 2005 and averaged annual growth of 19.4% over the six-year period of 1998 to 2003. Organic foods were 61% of the $22.8 billion natural and organic foods market and 2.5% of the $557 billion U.S. foods market (excluding food service) in 2005, up from a penetration rate of 0.8% of the U.S. food market in 1997.

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

Retail sales:  According to The Freedonia Group, a business research company, the $6 billion US market for packaged lawn and garden consumables will grow 4.5% in 2008. Fertilizers, mulch and growing media will lead gains, especially rubber mulch, colored mulch and premium soils. The growth of organic consumables is expected to be nearly double the rate of growth of conventional products but remain a small segment.

Product Sales and Distribution

Products manufactured at our Woodbridge facility may be sold under the names Genica SG-100 for the solid fertilizer and Genica LC-200 for the liquid fertilizer, if we join a proposed marketing cooperative described in the two paragraphs below. Our license with IBRC restricts the sale of products from this facility to the Eastern Seaboard states, including Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut, New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, District of Columbia, North Carolina, South Carolina, Georgia and Florida.

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

IBRC is planning to form a marketing cooperative called Genica which is proposed to support IBRC’s plant licensees. Genica is designed to serve as the marketing, sales, distribution, research and development organization for products produced using the IBRC technology. As a plant licensee, we are eligible to join Genica. The cooperative may offer several strategic advantages and would allow us to sell our end products through proposed marketing, sales and distribution channels. If we join, we expect to benefit from research and development functions performed by the cooperative as well as from what IBRC has accomplished in the past.

Our Gonzales and future plants will not be subject to these territory or cooperative restraints as they may operate using the HTLC technology that we acquired from WRI.

In order to develop a consistent sales and distribution strategy, we have hired a seasoned professional to serve as Vice President of Sales. In addition, with our acquisition of UOP, we have retained the services of employees who are currently selling product into the agribusiness market.

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

Food waste comprises 15 to 20% of the nation’s waste stream. Disposing of or recycling food waste should be simple, since organic materials grow and decompose readily in nature. However, the large volumes of food wastes generated in urban areas combined with a lack of available land for traditional recycling methods, such as composting, make disposal of food wastes increasingly expensive and difficult. Landfill capacity is a significant concern, particularly in densely populated areas. In addition, landfills may create negative environmental effects including liquid wastes migrating into groundwater, landfill gas, consumption of open space, and air pollution associated with trucking waste to more remote sites. The alternative of incineration may produce toxic air pollutants and climate-changing gases, as well as ash containing heavy metals. Incineration also fails to recover the useful materials from organic wastes that can be recycled. Traditional composting is a slow process that uses large tracts of land, may generate offensive odors, and may attract vermin. In addition, composting usually creates an inconsistent product with lower economic value than the fertilizer products we will produce.

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

The following table summarizes some of the advantages of our proposed process compared with currently available methods employed to dispose of organic food waste:

Comparison of Methods for Managing Food Waste

Method	Environmental Impacts	Products

Landfilling	Loss of land	Landfill gas (minimal energy generation at some landfills)
Groundwater threat
Methane gas
Air pollution from trucks
Useful materials not recycled
Undesirable land use
Incineration	Air pollution	Electricity (only at some facilities)
Toxic emissions
Useful materials not recycled
Disposal of ash still required
Composting	Groundwater threat	Low value compost
Odor
Vermin
Slow — takes weeks
Substantial land required
Converted Organics	No air pollution or solid waste	Natural fertilizer
No harmful by-products
Removal of waste from waste stream
Consumption of electricity and natural gas
Discharge of treated wastewater into sewage system

Environmental regulators and other governmental authorities in our target markets have also focused more recently on the potential benefits of recycling increased amounts of food waste. For example, the New Jersey

Department of Environmental Protection (the “NJDEP”) estimates nearly 1.5 million tons, or just over 15% of the state’s total waste stream, is food waste, but in 2003, only 221,000 tons were recycled. The 2005 NJDEP Statewide Solid Waste Management Plan focuses particularly on the “food waste” recycling stream as one of the most effective ways to create significant increases in recycling tonnages and rates. In New York, state and local environmental agencies are taking measures to encourage the diversion of organics from landfills and are actively seeking processes consistent with health and safety codes. The goal is to further reduce the amount of waste going to landfills and other traditional disposal facilities, particularly waste that is hauled great distances, especially in densely populated areas in the Northeast. In 2005, the RIRRC began an examination of the bulk food waste processing technology of our technology licensor to determine whether using our licensed technology would be economically feasible, cost-effective, practicable, and an appropriate application in Rhode Island. The RIRRC completed its review and included the technology in their 2006 Solid Waster Master Plan. In Massachusetts, the State Solid Waste Master Plan has also identified a need for increased organics-processing capacity within the state and has called for a streamlined regulatory approval path.

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

The Company is obligated to pay IBRC an aggregate royalty equal to nine percent of the future gross revenues from the sale of product produced by the Woodbridge facility. The license agreement containing this royalty provision may be terminated at IBRC’s option, if the Company does not commence continuous operations at the Woodbridge facility, as defined in the license agreement, by July 1, 2008. The Company is also obligated to purchase IBRC’s patented macerators and shearators, as specified by or supplied by IBRC or Shearator Corporation for use at the Woodbridge facility.

In addition, the Company paid $139,978 to IBRC in 2007 for a non-refundable deposit on a second plant licensing agreement. The Company also agreed to pay IBRC approximately $245,000 in twelve equal monthly installments for market research, growth trails and other services. As of December 31, 2007, the Company had paid approximately $143,000 of this amount which has been included in research and development in the Company’s consolidated statements of operations.

The license agreement restricts the sale of products from the facilities covered by the license to the Eastern Seaboard. Also, pursuant to the license agreement, we have granted a proposed cooperative called Genica, which has yet to be formed and of which IBRC will be a member, a right of first refusal to market all of our products in accordance with the terms and upon payment to us of the price listed on our then current price list. If we propose to sell end products to a third party for a price lower or otherwise on terms more favorable than such published price and terms, Genica also has a right of first refusal to market such products on the terms and upon payment to us of the price proposed to the third party. The license agreement does not specify the duration of such rights.

This IBRC license is in effect for our Woodbridge facility. Our Gonzales facility operates under different technology (HTLC) that we acquired in our acquisition of WRI. We also intend to use this HTLC technology in the construction of future operating plants outside of the New York metropolitan area.

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

Organic Wastestream.  Competition for the organic waste stream feedstock includes landfills, incinerators and traditional composting operations. Organic waste streams are generally categorized as pre- and post-consumer food waste, lawn and garden waste, and bio-solids, including sewage sludge or the by-product of wastewater treatment. Some states, including New Jersey, have begun to regulate the manner in which food waste may be composted. New Jersey has created specific requirements for treatment in tanks, and we believe our Woodbridge facility will be the first approved in-vessel processing facility in the state. In Massachusetts, state regulators are considering a ban on the disposal of organic materials at landfills and incinerators once sufficient organic processing capacity exists within the state, which if adopted would provide a competitive advantage for our process.

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

Hydrolysis is an energy-intensive chemical process that produces a by product, most commonly ethanol. Thermal technologies extract the Btu content of the waste to generate electricity. Food waste, which is typically 75-90% water, is generally not a preferred feedstock. Absent technological breakthroughs, neither hydrolysis nor thermal technologies are expected to be accepted for organic food waste processing on a large-scale in the near term.

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

Despite a large number of new products in the end market, we believe that our products have a unique set of characteristics. Positioning and branding the combination of nutrition and disease suppression characteristics will differentiate our products from other organic fertilizer products to develop market demand, while maintaining or increasing pricing. In view of the barriers to entry created by the supply of organic waste, regulatory controls and the cost of constructing facilities, we do not foresee a dominant manufacturer or product emerging in the near-term.

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

For our Woodbridge facility, we have obtained various permits and approvals to operate a recycling center and a manufacturing facility, including among others: a Class C recycling permit; land use and site plan approval; an air quality permit; a discharge permit; treatment works approval and a storm water runoff permit; building construction permits; and a soil conservation district permit.

Environmental regulations will also govern the operation of our facilities. Our future facilities will most likely be located in urban industrial areas where contamination may be present. Regulatory agencies may require us to remediate environmental conditions at our locations.

Employees

As of March 26, 2008, we had 14 full-time employees, 8 of whom were in management and administration and 6 of whom were employed in our Gonzales facility. Once the Woodbridge facility reaches its initial design capacity of 250 tons per day, we expect to have another 14 full-time employees at that location, working in the areas of general plant management, equipment operation, quality control, maintenance, laborers, and administrative support. We are also planning for additional employees in the sales, marketing, finance, technology and administrative areas of the Company.

Risk Factors

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our securities. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in this Annual Report on Form 10-KSB, including our consolidated financial statements and the related notes.

We are an early-stage venture with little operating history, and our prospects are difficult to evaluate.

We have not operated any facility other than our Gonzales facility, which we purchased in January 2008, nor have we sold any products other than from the Gonzales facility. Our activities to date have been primarily limited to developing our business, and consequently there is no historical financial information related to operations available upon which you may base your evaluation of our business and prospects. The revenue and income potential of our business is unproven. If we are unable to develop our business, we will not achieve our goals and could suffer economic loss or collapse, which may have a material negative effect on our financial performance.

We expect to incur significant losses for some time, and we may never operate profitably.

For the period from May 2, 2003 (inception of our predecessor companies) through December 31, 2007, we incurred an accumulated net loss of approximately $10,400,000. Despite generating revenue from our Gonzales facility beginning in February 2008, we will continue to incur significant losses. There is no assurance that we will be successful in our efforts to build and operate an organic waste conversion facility. Even if we successfully meet our objectives and begin operations at the Woodbridge facility, there is no assurance that we will be able to operate profitably.

If we are unable to manage our transition to an operating company effectively, our operating results will be adversely affected.

Failure to manage effectively our transition to an operating company will harm our business. To date, substantially all of our activities and resources have been directed at developing our business plan, arranging financing, licensing technology, obtaining permits and approvals, securing a lease for our Woodbridge facility and options for additional facilities, and purchasing our Gonzales facility. The transition to a converter of waste and manufacturer and vendor of fertilizer products requires effective planning and management. In addition, future expansion will be expensive and will likely strain our management and other resources. We may not be able to easily transfer our skills to operating a facility or otherwise effectively manage our transition to an operating company.

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

This report refers to agreements and documents that are not yet final, permits that have not yet been obtained, and plans that have not yet been implemented. The definitive versions of those agreements, permits, plans or proposals may not materialize or, if they do materialize, may not prove profitable to the Company, which may have a material negative effect on our financial performance.

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

We are exposed to risks from recent legislation requiring companies to evaluate internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to begin to report on the operating effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2007. Carlin, Charron & Rosen, LLP, our independent registered public accounting firm, will be required to attest to the effectiveness of our internal control over financial reporting beginning with the year ended December 31, 2009. We must continue an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect that this program will require us to incur expenses and to devote resources to Section 404 compliance on an ongoing annual basis.

It is difficult for us to predict how long it will take to complete management’s assessment of the effectiveness of our internal control over financial reporting each year and to remediate any deficiencies in our internal control over financial reporting, if any. As a result, we may not be able to complete the assessment and process on a timely basis each year. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected.

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

Constructing and equipping our Woodbridge facility may take longer and cost more than we expect.

Equipping and completing our Woodbridge facility has required and will continue to require a significant investment of capital and substantial engineering expenditures, and is subject to significant risks, including risks of delays, equipment problems, cost overruns, including the cost of raw materials such as stainless steel, and other start-up and operating difficulties. Our conversion processes at the Woodbridge facility will use custom-built, patented equipment that may not be delivered and installed in our facility in a timely manner for many reasons, including but not limited to the inability of the supplier of this equipment to perform. In addition, this equipment may take longer and cost more to debug than planned and may never operate as designed. If we experience any of these or similar difficulties, we may be unable to complete our Woodbridge facility, and our results may be materially and adversely affected. We also may encounter similar difficulties in constructing and equipping our future facilities which may also have a material and adverse effect on our operating results.

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

We will depend on contractors unrelated to us to build our Woodbridge facility, and their failure to perform could harm our business and hinder our ability to operate profitably.

We have entered into guaranteed maximum price contracts with construction, mechanical, and electrical contractors to build our Woodbridge facility. Although we believe each of these companies is qualified, we have no prior experience with any of them. If any company were to fail to perform, there is no assurance that we would be able to obtain a suitable replacement on a timely basis.

We license certain technology from a third party, and our failure to perform under the terms of the license could result in material adverse consequences.

We intend to use certain licensed technology and patented pieces of process equipment in our Woodbridge facility that will be obtained from IBRC. The license contains various performance criteria, and if we fail to perform under the terms of the license, the license may be terminated by the licensor, and we will have to modify our process and employ other equipment that may not be available on a timely basis or at all. If we are unable to use different technology and equipment, we may not be able to operate the Woodbridge facility successfully. If the license agreement is terminated or held invalid for any reason, or if it is determined that IBRC has improperly licensed its process to us, the occurrence of such event will adversely affect our Woodbridge operations and revenues therefrom.

The EATAD technology we will use to operate our Woodbridge facility is unproven at the scale we intend to operate.

While IBRC has operated a facility in British Columbia using the EATAD process, its plant is smaller than our planned Woodbridge facility. IBRC developed the initial drawings for our Woodbridge facility, but neither IBRC nor we have operated a plant of the proposed size.

Our Woodbridge facility site may have unknown environmental problems that could be expensive and time consuming to correct, which may delay construction and delay our ability to generate revenue.

There can be no assurance that we will not encounter hazardous environmental conditions at the Woodbridge facility site or any additional future facility sites that may delay the construction of our organic waste conversion facilities. Upon encountering a hazardous environmental condition, our contractor may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the particular facility and may require significant expenditures to correct the environmental condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenue.

We may not be able to successfully operate our Woodbridge facility.

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

We may not be able to manufacture products from our planned facilities in commercial quantities or sell them at competitive prices.

To date, we have not produced any products other than from our Gonzales facility. We may not be able to manufacture products from our Woodbridge facility or other planned facilities in commercial quantities or sell them at prices competitive with other similar products.

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

Our current and potential customers, especially large agricultural companies, are often under budgetary pressure and are very price sensitive. Our customers may negotiate supply arrangements with us well in advance of delivery dates, thereby requiring us to commit to product prices before we can accurately determine our final costs. If this happens, we may have to reduce our conversion costs and obtain higher volume orders to offset lower average sales prices. If we are unable to offset lower sales prices by reducing our costs, our gross profit margins will decline, which could have a material negative effect on our financial performance.

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

Our fertilizer products from our Woodbridge facility will be sold under an unproven name.

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

Our High Temperature Liquid Composting (“HTLC”) technology imposes obligations on us related to infringement actions that may become burdensome.

If our use of our HTLC technology is alleged to infringe the intellectual property of a third party, we may become obligated to defend such infringement action. In such an event, we may become obligated to find alternative technology or to pay a royalty to a third party to continue to operate.

If a third party is allegedly infringing any of our HTLC technology, then we may attempt to enforce our intellectual property rights. In general, our possession of rights to use the know-how related to our HTLC technology will not be sufficient to prevent others from employing similar technology that we believe is infringing. Any such enforcement action against alleged infringers may be required at our expense. The costs of such an enforcement action may be prohibitive, reduce our net income, if any, or prevent us from continuing operations.

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

The terms of the bond guaranty executed by the Company on behalf of Converted Organics of Woodbridge LLC, prohibit the Company from paying debt and other obligations that funded the Company’s working capital until certain ratios of EBITDA to debt service are met.

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

Our strategic plan for development and construction of operating facilities in Rhode Island, Massachusetts and New York requires additional debt and/or equity financing and working capital during the construction periods.

Our strategic plan calls for us to develop and build future operating facilities. These facilities will require us to raise additional fund for the development and construction of these facilities and for working capital during the construction process. There is no guarantee that we will be able to raise those funds.

ITEM 2.	DESCRIPTION OF PROPERTY

We have entered a 10-year lease with an option to renew for 10 years for property located in an industrial area of Woodbridge, New Jersey. This is the site upon which our Woodbridge facility is being constructed. The lease covers 60,000 square feet of a 300,000 square foot building. The rent is $32,500 per month for the first 5 years. In year 6, the rent increases by 5% and will increase 2% per year in years 7 through 10. On January 18, 2007, the Company executed a lease amendment to compensate the landlord for costs incurred in connection with a buildout of the leased space. During years 2 through 10, we will pay an additional $45,402 per month under the amendment, for total rent expense of $77,902 per month. In year 11, the rent will increase by 5% and will increase an additional 2% per year in years 12 through 15. The rent will increase 5% in year 16 and thereafter, will increase 2% per year through the remainder of the term. We are responsible for payment of common area maintenance fees and taxes based upon our percentage of use relative to the whole facility and for our separately metered utilities. The additional rent associated with the buildout of the facility is approximately $4.6 million and will be repaid as discussed above. This buildout allowance represents additional financing to the Company and is not included in the estimated costs of $14.6 million to complete the Woodbridge facility.

On January 24, 2008, we entered into a 10-year lease for land in Gonzales, California, where our Gonzales facility is located. The land is leased from VLH, a California LLC whose sole member is Executive Vice President, Chief Technology Officer, and a Director of Converted Organics Inc. The lease provides for a monthly rent of $9,000. The lease is renewable for three 5-year terms after the expiration of the initial 10-year term. In addition, we own the Gonzales facility and the operating equipment used in the facility. VLH has been determined to be a variable interest entity of UOP in prior years, as UOP was the primary beneficiary of that variable interest entity. We are in the process of evaluating if VLH was a variable interest entity as of January 24, 2008. VLH’s assets and liabilities consist primarily of land and a mortgage note payable on the land. Its operations consist of rental income on the land from us and related operating expenses.

We currently lease, on a month-to-month basis, approximately 2,500 square feet of office space for our headquarters in Boston, Massachusetts. We pay rent of $2,800 per month for this space. We may terminate the office lease at any time upon 30 days advance written notice.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently aware of any pending or threatened legal proceedings or proceedings being contemplated by governmental authorities to which we are or would be a party or which may be brought against us or any of our executive officers or directors relating to their services on our behalf.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market and the Boston Stock Exchange under the symbol “COIN” since March 16, 2007. Prior to March 16, 2007, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on Nasdaq for the periods indicated.

2007	High	Low

First Quarter (since March 16, 2007)	$3.37	$2.95
Second Quarter	$3.07	$2.91
Third Quarter	$2.84	$2.78
Fourth Quarter	$5.30	$4.25

Holders

As of March 26, 2008, there were approximately 81 holders of record of the Company’s common stock.

Dividends

Beginning with the first quarter of 2007, at the end of each calendar quarter holders of record of our common stock will receive a 5% common stock dividend until the Woodbridge facility has commenced commercial operations. We will not issue fractional shares as a part of the dividend program or shares with respect to the calendar quarter in which we commence commercial operations. During 2007, we issued 747,296 shares as stock dividends.

We have not declared or paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. The terms of our New Jersey bond issue restrict our ability to pay cash dividends. Any future decision to pay cash dividends on common stock will be at the discretion of our Board of Directors and will depend upon, in addition to the terms of the New Jersey bond financing, as well as any future bond or bank financings, our financial condition, results of operation, capital requirements and other factors our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On February 16, 2007, the Company issued to certain bridge lenders 293,629 units, each consisting of one share of common stock and one Class A warrant to purchase one share of common stock and one Class B warrant to purchase one share of common stock, which may be exercised at $8.25 and $11.00, respectively, per warrant. In May 2007, the Company issued 55,640 shares of common stock under the terms of the renegotiated bridge loan. These transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), pursuant to Section 4(2) and Regulation D under the 1933 Act.

Use of Proceeds from Registered Securities

See the discussion below under “Management’s Discussion and Analysis or Plan of Operation — Construction and Start-up Period.”

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our plan of operation should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” and those included elsewhere in this document.

Introduction

Converted Organics Inc. is transitioning from a development stage company (first reported revenues were in February 2008) to a fully operational company that constructs and operates processing facilities that will use food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. In addition to our current sales in the agribusiness market, we plan to sell and distribute our products in the turf management and retail markets. We have hired experienced sales personal in these markets and have begun to aggressively introduce the product to the marketplace. As of March 26, 2008, we had secured expressions of interest for approximately 55% of the output from our planned Woodbridge facility. We have obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the landlord is modifying and that we will equip as our first internally constructed organic waste conversion facility. We currently have no operations at that facility and do not expect to generate revenue from that facility until it is operational, which the Company expects will be in the second quarter of 2008. When fully operational, the Woodbridge facility is initially expected to process approximately 78,000 tons of organic food waste and produce approximately 7,500 tons of dry product and 6,700 tons of liquid concentrate annually. On January 24, 2008, we acquired the Gonzales facility, which is operational and began to generate revenue in February 2008. We plan to add capacity to the Gonzales plant during the first 9 months of 2008, whereby the plant will produce approximately three times its current production and will be capable of producing both liquid and solid products. In addition, we have an option on a long-term lease for a facility in Rhode Island. Permits have not been issued nor has construction begun at the Rhode Island location and it is not expected to begin until some time in the future.

On January 24, 2008, we acquired the net assets, including the intellectual property, of WRI. This acquisition makes us the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (“HTLC”) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short-term note that matures on May 1, 2008. Interest on that note is payable monthly. In addition, the purchase price provides for a technology fee payment of $5,500 per ton of waste-processing capacity that is added to plants that were not planned at the time of this acquisition and that use this new technology. The per-ton fee is not payable on the Woodbridge facility, the facility that is being planned in Rhode Island, or the Gonzales facility acquired from UOP in the acquisition or the currently planned addition thereto, except to the extent that capacity is added to the Gonzales facility in the future. Also, the purchase price provides that if we decide to exercise our right, obtained in the WRI acquisition, to enter into a joint venture with Pacific Seafoods Inc. Company for the development of a fish waste-processing plant (the “Eureka plant”), the Company will pay 50% of the Company’s net profits earned from this plant. Both the $5,500 per ton technology fee and the profits paid from the Eureka plant, if any, are capped at a maximum payment of $7,000,000 with no minimum payment required. The license allows us to utilize the proprietary technology and process in all of its future waste to fertilizer facilities. This license allows us to produce product using our own technology.

Also, on January 24, 2008, we acquired the net assets of UOP, which was under common ownership with WRI. With this acquisition, we acquired a leading liquid fertilizer product line, as well as the Gonzales facility, which is a state-of-the-art production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for us in February 2008. The purchase price of $2,500,000 was paid in cash of $1,500,000 and a note payable of $1,000,000. The note matures on February 1, 2011, has an interest rate of 7%, payable monthly in arrears, and is convertible to our common stock six months after the acquisition date for a price equal to the average closing price of the stock on Nasdaq for the five days preceding conversion.

Also, on January 24, 2008, we entered into private financing with three investors (the “Investors”) for a total amount of $4,500,000 (the “Financing”). The Financing was offered at an original issue discount of 10%. We used the proceeds to fund the acquisition of assets described above, to fund further development activities and to provide working capital. As consideration for the Financing, the Investors received a note issued by the Company in the amount of $4,500,000, with interest accruing at 10% per annum to be paid monthly and with the principal balance to be paid by January 24, 2009 (the “Note”). In addition, we issued to the Investors 750,000 Class A Warrants and 750,000 Class B Warrants which may be exercised at $8.25 and $11.00 per warrant share, respectively (the “Warrants”). We further agreed to not call any Warrants, including our publicly held Class A Warrants, until a registration statement registering all of the Warrants issued to the Investors is declared effective by the Securities and Exchange Commission. A placement fee of $225,000 was paid out of the proceeds of this loan.

In connection with this financing, we have agreed that within 75 days of the closing date, we will have a shareholder vote to seek approval to issue a convertible debenture with an interest rate of 10% per annum which would be convertible into common stock pursuant to terms of the debenture agreement, or such other price as permitted by the debenture (the “Convertible Debenture”). Upon shareholder approval, the Note will be replaced by this Convertible Debenture and one half of each of the Class A Warrants and of the Class B Warrants issued will be returned to us. Under the conversion option, the Investors shall have the option, at any time on or before maturity date (January 24, 2009), to convert the outstanding principal of this Convertible Debenture into fully-paid and non assessable shares of common stock at the rate per share equal to the lowest of (i) the fixed conversion price of $6.00 per share, (ii) the lowest fixed conversion price ( the lowest price, conversion price or exercise price set by us in any equity financing transaction, convertible security, or derivative instrument issued after January 24, 2008), or (iii) the default conversion price (if and so long as there exists an event of default, then 70% of the average of the three lowest closing prices of common stock during the 20-day trading period immediately prior to the notice of conversion). We have scheduled a shareholders’ meeting on April 3, 2008 to vote on this matter which is contingent until resolution on that date.

In connection with this financing, we entered into a Security Agreement with the investors whereby we granted the Investors a security interest in Converted Organics of California, LLC and any and all assets that are acquired by the use of funds from the Financing. In addition, we granted the Investors a security interest in Converted Organics of Woodbridge, LLC and all assets subordinate only to the current lien held by the holder of the bonds issued in connection with the Woodbridge facility of approximately $17,500,000.

Development Period

Since the formation of one of our predecessors on May 2, 2003 through December 31, 2007, we and our predecessor organizations spent approximately $3.1 million of seed capital, $1.8 million of bridge loan proceeds and $8.4 million of proceeds from our public offering and the issuance on New Jersey Economic Development Bonds to accomplish the following:

•	acquire the IBRC technology license;

•	develop engineering plans;

•	identify appropriate sites for development;

•	enter into a lease for the site for our Woodbridge facility;

•	prepare certain environmental permit applications;

•	contract for third-party evaluation and validation of the technology;

•	contract for two third-party studies analyzing the pricing and market demand for our products;

•	pursue various environmental permits and licenses;

•	negotiate a long-term supply contract for source-separated organic waste;

•	garner public/community support;

•	develop markets for our products by meeting with distributors of organic products, wholesalers, and prior users of similar products;

•	sponsor growth and efficacy trials for products produced by the licensor;

•	issue our securities;

•	begin construction on our Woodbridge facility;

•	make interest payments on our New Jersey Economic Development Bonds; and

•	fund administrative, sales, marketing, operations and development expenses.

These activities have been funded through a combination of contributions of capital by our founders, private sales of interests in our predecessor companies, and borrowings. Weston Solutions, Inc. contributed approximately $2.3 million in cash; ECAP, LLC, a boutique investment firm, of which William A. Gildea, a former director of the Company, is the managing member, contributed $300,000 in cash; and the balance came from borrowings of $250,000 in 2004 and again in 2005 from individual lenders at annual interest rates of 12% and 15%, respectively. Additional funding for the above activities came from proceeds of Bridge Loans of $1.8 million which were received in 2006 and subsequently repaid in 2007, and approximately $8.4 million of funding from our initial public offering of stock and the issuance of New Jersey Economic Development Bonds, both of which closed on February 16, 2007.

Construction and Start-up Period

We have commenced plant construction activities on our Woodbridge facility. Our process engineer, Weston Solutions, Inc., has completed the design, mass balance, energy balance, and process flow drawings for the Woodbridge facility. This work formed the basis for soliciting bids for a guaranteed maximum price contract for the construction of the Woodbridge facility. In addition, our management team has been focused primarily on constructing the Woodbridge facility, conducting start-up trials and bringing operations to full-scale production as quickly as practicable. We have budgeted approximately $14.6 million for the design, building, and testing of our facility, including related non-recurring engineering costs. The capital outlay of $14.6 million will come from the $25.4 million raised by our initial public offering of stock and the issuance of New Jersey Economic Development Bonds, both of which closed on February 16, 2007 and does not include $4.6 million of lease financing provided by the New Jersey landlord.

As of December 31, 2007, we had incurred approximately $4.9 million of the $14.6 million in planned construction costs. The total cost is not expected to exceed the estimate of $14.6 million; however, we are currently exploring the opportunity of purchasing additional spiking line equipment, which would allow us to produce an additional product line which is in high demand by the retail market. The estimated cost of this additional equipment would be approximately $1.2 million and would be paid for out of working capital.

The remaining net proceeds of the stock and bond offerings of $10.8 million (net proceeds of $25.4 million less $14.6 million set aside for construction) will be used to fund the Company’s marketing and administrative expenses during the construction period, and fund principal and interest reserves specified in the bond offering. The additional costs for the buildout of the Woodbridge facility by the landlord are not included in these costs. We expect to negotiate and execute a plant management agreement prior to commencement of the Woodbridge facility’s operations. We will continue to develop relationships and negotiate purchase agreements for our end products in the agribusiness, turf management, and retail markets during the construction and start-up period.

Full-scale Operations

Operations at the Woodbridge facility are expected to begin by processing 50 tons of organic waste per day, with the expectation that initial design capacity of 250 tons per day will be reached within four to six weeks. Upon commencement of operations, there will be two revenue streams: (i) tip fees that in our potential markets range from $50 to $100 per ton, and (ii) product sales. Tip fees are paid to the Company to receive the organic waste stream from the waste hauler; the hauler pays the Company, instead of a landfill, to take the waste. If the haulers source separate and pay in advance, they will be charged tip fees that are up to 20% below market. Operations are expected to be stabilized at design capacity within three to six months of commencement.

Operations at the Gonzales facility began in February 2008, with the production of 25 tons per day of liquid fertilizer. This output is presently being sold into the California agricultural market.

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

We anticipate that our next facility will be located in Rhode Island. We have signed an option for a lease with the RIRRC for a proposed facility in Johnston, Rhode Island. Other locations in Massachusetts and New York as well as other states will be considered as determined by management.

In each contemplated market, we have started development activity to secure a facility location. We have also held preliminary discussions with state and local regulatory officials and raw material suppliers. We believe that this preliminary development work will allow the Company to develop and operate a second facility by the end of 2009, subject to the availability of debt financing. We will be able to use much of the engineering and design work done for our Woodbridge facility for subsequent facilities, thus reducing both the time and costs associated with these activities. We expect to form a separate wholly owned subsidiary for each facility to facilitate necessary bond financing and manage risk. We anticipate the contribution to gross revenue and coverage of expenses with respect to future facilities to be approximately the same as the Woodbridge facility.

Trends and Uncertainties Affecting our Operations

We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid concentrate and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability.

Liquidity and Capital Resources

At December 31, 2007, we had total assets of approximately $22.2 million, consisting primarily of cash, construction in progress, deferred financing and issuance costs, intangible assets, and prepaid and other assets, and current liabilities of approximately $2.5 million, consisting primarily of accounts payable, accrued expenses and term notes payable. Non-current liabilities consist primarily of term notes payable ($89,000) and bonds payable ($17,500,000) at December 31, 2007. The Company accumulated a net loss from inception through December 31, 2007 of approximately $10.4 million. Owners’ equity at December 31, 2007 was approximately $2.1 million. From inception through December 31, 2007, we generated no revenue from operations, and for the years ended

December 31, 2007 and 2006, we had operating losses of approximately $4.1 million and $3.7 million, respectively, primarily due to our start-up costs and stock option expenses.

We currently have manufacturing capabilities in our Gonzales facility as a means to generate revenues and cash. In addition, approximately $14.6 million of the net proceeds from our February 2007 equity and bond offerings, together with the $4.6 million of lease financing provided by the landlord, will be used to build our Woodbridge facility, which is expected to be completed in the second quarter of 2008. We believe that the remaining $10.8 million net proceeds from the equity and bond offerings, along with the proceeds of the exercise of our publicly held Class A Warrants, which totaled approximately $6 million as of March 26, 2008, and revenues from the Gonzales facility, will be sufficient to sustain our operations until the Woodbridge facility is completed.

In January 2008, we borrowed $4,500,000 pursuant to the Financing to fund the acquisition of net assets purchased from WRI and UOP, to expand the operating plant acquired from UOP and to provide working capital. See “Introduction” above.

Critical Accounting Policies and Estimates

Our plan of operation is based in part upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered. A summary of accounting policies that have been applied to the historical financial statements can be found in the notes to consolidated financial statements.

We evaluate our estimates on an on-going basis. The most significant estimates relate to intangible assets, deferred financing and issuance costs, and the fair value of financial instruments. We base our estimates on historical Company and industry experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

The following is a brief discussion of our critical accounting policies and methods, and the judgments and estimates used by us in their application:

Cash and Cash Equivalents

We consider financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. We had no cash equivalents at December 31, 2007 and 2006.

As of December 31, 2007, we had remaining approximately $14,596,000 of restricted cash as required by our bond agreement. This cash was raised by the Company in its initial public offering and bond financing, both of which closed on February 16, 2007, and is set aside in three separate accounts consisting of $10,032,000 for the construction of the Woodbridge facility, $1,541,000 for the working capital requirements of the Woodbridge subsidiary while the facility is under construction and $3,023,000 in reserve for bond principal and interest payments along with a reserve for lease payments. The Company has classified this restricted cash as non-current to the extent that such funds are to be used to acquire non-current assets or are to be used to service non-current liabilities. Third party trustee approval is required for disbursement of all restricted funds.

Share-Based Compensation

The Company accounts for equity instruments exchanged for services in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Under the provisions of SFAS No. 123R, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period.

Construction in Progress

Construction in progress includes amounts incurred for construction costs, equipment purchases and capitalized interest costs related to the construction of the Company’s Woodbridge facility.

Capitalization of Interest Costs

The Company has capitalized interest costs, net of certain interest income, in accordance with Statement of Financial Accounting Standards No. 62, “Capitalization of Interest Cost Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants,” related to its New Jersey Economic Development Authority Bonds in the amount of $403,572 and $-0- as of December 31, 2007 and December 31, 2006, respectively. Capitalized interest costs are included in construction in progress on the consolidated balance sheets.

Research and Development Costs

Research and development costs include the costs of engineering, design, feasibility studies, outside services, personnel and other costs incurred in development our manufacturing facilities. All such costs are charged to expense as incurred.

Income Taxes

In June 2006, the FASB issued FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company has adopted FIN No. 48 as of January 1, 2007. The adoption of FIN No. 48 did not have any material impact on the Company’s consolidated financial statements.

Deferred income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes,” and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the corresponding income tax amounts. The Company establishes a valuation allowance if it believes that it is more likely than not that some or all of the deferred tax assets will not be realized.

No provision for federal or state income taxes is recognized for our predecessor organizations, MOM and HRRY, for the period January 1, 2006 to February 21, 2006, as those entities were limited liability companies. As such, taxable income, losses, deductions and credits pass through to the members to be reported on their tax returns.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception through 2007 remain open to examination by the I.R.S. and state authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.

Other Long-Lived Assets

We account for our long-lived assets (excluding goodwill) in accordance with SFAS No. 144, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of,” which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as technological changes or significantly increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using a discounted cash flow model. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.

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

Accounting Standards Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. As permitted, the Company intends to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company is currently evaluating the effects, if any, that SFAS No. 157 may have on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the effects, if any, that SFAS No. 159 may have on our financial condition and results of operations.

In June 2007, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The Statement is effective for fiscal years beginning after December 15, 2007. The Company does not expect that, upon adoption, this guidance will have a material effect on our financial condition and results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), which requires entities to record to additional paid in capital the tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. The Company estimates that upon adoption, this guidance will not have a material effect on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which retained the underlying concepts of SFAS No. 141, in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value be recognized in earnings until settled; (4) acquisition-related transactions and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS No. 160), which amends ARB 51 to establish new standards that will govern the accounting for reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interest be treated as equity transactions if control is maintained; and (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. SFAS No. 160 is effective on a prospective basis for all fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. The Company is currently evaluating the effects, if any, that SFAS No. 160 may have on our financial condition and results of operations.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (SFAS) No. 107, “Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of the Company’s financial instruments consisting of cash, accounts payable, and accrued expenses approximate their fair value because of the short maturity of those instruments. The fair value of the Company’s term notes payable and New Jersey Economic Development Authority bond were estimated by discounting the future cash flows using current rates offered by lenders for similar borrowings with similar credit ratings. The fair value of the term notes payable and the New Jersey Economic Development Authority bonds approximate their carrying value. The Company’s financial instruments are held for other than trading purposes.

Results of Operations

For the period from inception (May 3, 2003) until December 31, 2007, we have been a development stage company with no revenues. The Company began to earn revenues from its Gonzales facility in February of 2008. In addition, the Company incurred operating costs and expenses of approximately $4,084,000 and $3,726,000 for the years ended December 31, 2007 and 2006, respectively, and approximately $10,374,000 for the period from inception (May 3, 2003) until December 31, 2007. Operating expenses incurred since inception were approximately $6,469,000 for general and administrative expenses, $2,324,000 for research and development costs, and $74,000 for amortization expense. In addition, since inception through December 31, 2007, the Company incurred expenses of approximately $148,000 for amortization of capitalized costs and $2,184,000 of interest expense and earned interest income of approximately $824,000.

As of December 31, 2007, we had current assets of approximately $3.2 million compared to $210,000 as of December 31, 2006. Our total assets were approximately $22.2 million as of December 31, 2007 compared to approximately $1.6 million as of December 31, 2006. The majority of the increase in both current and total assets from 2006 to 2007 is due to restricted cash that was raised in our initial public offering of common stock and the issuance of New Jersey Economic Development Bonds, both of which closed on February 16, 2007.

As of December 31, 2007, we had current liabilities of approximately $2,501,000 compared to $3,734,000 at December 31, 2006. This significant decrease is due largely to the payment of bridge loans and demand notes. In addition, we had long-term liabilities of approximately $17,589,000 as of December 31, 2007 as compared to $0 at December 31, 2006. This increase is due to the issuance of the New Jersey Economic Development Bonds in February 2007.

ITEM 7.	FINANCIAL STATEMENTS

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Converted Organics Inc.

We have audited the accompanying consolidated balance sheets of Converted Organics Inc. (the “Company”) (a development stage company), as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in owners’ equity (deficiency) and cash flows for the years then ended, and for the period from inception (May 2, 2003) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Converted Organics Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, and for the period from inception (May 2, 2003) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Carlin, Charron & Rosen, LLP
Glastonbury, Connecticut
March 27, 2008

Item 7.	Financial Statements

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$287,867	$66,853
Restricted cash	2,590,053	—
Prepaid rent	190,600	67,585
Other prepaid expenses	40,282	58,685
Interest receivable	55,450	15,733

Total current assets	3,164,252	208,856

Deposits	554,978	65,000
Restricted cash	12,006,359	—
Construction in progress	4,947,067	—
Capitalized bond costs, net	909,679	—
Intangible asset — license, net	585,750	602,250
Deferred financing and issuance costs, net	8,642	680,958

Total assets	$22,176,727	$1,557,064

LIABILITIES AND OWNERS’ EQUITY (DEFICIENCY)
LIABILITIES
Term notes payable — current	$375,000	$500,000
Accounts payable	898,270	657,107
Accrued compensation — officers, directors and consultants	397,781	300,000
Accrued legal and other	199,261	369,233
Accrued interest	630,890	142,619
Demand notes payable	—	250,000
Bridge loans payable	—	1,515,000

Total current liabilities	2,501,202	3,733,959

Term note payable, net of current portion	89,170	—
Bonds payable	17,500,000	—

Total liabilities	20,090,372	3,733,959

COMMITMENTS AND CONTINGENCIES (Note 11)	—	—
OWNERS’ EQUITY (DEFICIENCY)
Preferred stock, $.0001 par value, authorized 25,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 75,000,000 shares	423	133
Additional paid-in capital	12,460,357	4,113,385
Deficit accumulated during the development stage	(10,374,425)	(6,290,413)

Total owners’ equity (deficiency)	2,086,355	(2,176,895)

Total liabilities and owners’ equity (deficiency)	$22,176,727	$1,557,064

The accompanying notes are an intergral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			From Inception
			(May 2, 2003)
	Year Ended		through
	December 31,	December 31,	December 31,
	2007	2006	2007

Revenues	$—	$—	$—

Costs and expenses
General and administrative expenses	3,009,678	2,494,362	6,468,940
Research and development	648,664	178,337	2,323,813
Amortization of license	16,500	16,500	74,250

Loss from operations	(3,674,842)	(2,689,199)	(8,867,003)

Other income/(expenses)
Amortization of capitalized costs	(62,429)	(85,750)	(148,179)
Interest expense	(1,171,207)	(951,812)	(2,183,709)
Interest income	824,466	—	824,466

	(409,170)	(1,037,562)	(1,507,422)

Loss before provision for income taxes	(4,084,012)	(3,726,761)	(10,374,425)
Provision for income taxes	—	—	—

Net loss	$(4,084,012)	$(3,726,761)	$(10,374,425)

Net loss per share, basic and diluted	$(1.17)	$(3.04)

Weighted average common shares outstanding	3,480,015	1,225,388

The accompanying notes are an intergral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY (DEFICIENCY)
Years Ended December 31, 2007 and 2006 and Cumulative From
Inception (May 2, 2003) to December 31, 2007

				Deficit
	Common Stock			Accumulated		Total
	Shares Issued		Additional	During the		Owners’
	and		Paid-in	Development	Members’	Equity
	Outstanding	Amount	Capital	Stage	Equity	(Deficiency)

Balance at inception (May 2, 2003)	—	$—	$—	$—	$—	$—
Members’ contributions	—	—	—	—	2,344,700	2,344,700
Members’ distributions	—	—	—	—	(7,460)	(7,460)
Net loss	—	—	—	(2,563,652)	—	(2,563,652)

Balance, December 31, 2005	—	—	—	(2,563,652)	2,337,240	(226,412)

Recapitalization of members’ equity (Note 7)	600,000	60	2,337,180	—	(2,337,240)	—
Issuance of common stock to founders (Note 7)	733,333	73	—	—	—	73
Issuance of stock options (Note 7)	—	—	1,018,705	—	—	1,018,705
Bridge loan rights (Note 6)	—	—	757,500	—	—	757,500
Net loss	—	—	—	(3,726,761)	—	(3,726,761)

Balance, December 31, 2006	1,333,333	133	4,113,385	(6,290,413)	—	(2,176,895)

Issuance of common stock and warrants in connection with the Company’s initial public offering (Note 7), net of issuance costs of $1,736,715	1,800,000	180	8,163,105	—	—	8,163,285
Common stock and warrants issued in connection with bridge units (Notes 6 and 7)	293,629	29	(29)	—	—	—
Common stock issued in connection with extension of bridge financing (Notes 6 and 7)	55,640	6	178,042	—	—	178,048
Issuance of stock options (Note 7)	—	—	5,929	—	—	5,929
Stock dividends (Note 7)	747,296	75	(75)	—	—	—
Net loss	—	—	—	(4,084,012)	—	(4,084,012)

Balance, December 31, 2007	4,229,898	$423	$12,460,357	$(10,374,425)	$—	$2,086,355

The accompanying notes are an intergral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
			(May 2, 2003)
			through
	Year Ended December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,084,012)	$(3,726,761)	$(10,374,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset — license	16,500	16,500	74,250
Amortization of capitalized bond costs	43,696	—	43,696
Amortization of deferred financing fees	18,733	85,750	104,483
Amortization of discount on bridge loan	—	757,500	757,500
Stock option compensation expense	5,929	1,018,705	1,024,634
Compensation expense pursuant to common stock issued to founders at incorporation	—	73	73
Stock issued for extension of bridge financing	178,048	—	178,048
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(144,329)	(207,003)	(351,332)
Deposits	(350,000)	—	(350,000)
Increase (decrease) in:
Accounts payable and other accrued expenses	71,191	283,039	679,073
Accrued compensation — officers, directors and consultants	97,781	300,000	397,781
Accrued interest	488,271	86,929	630,890

Net cash used in operating activities	(3,658,192)	(1,385,268)	(7,185,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	6,050,199	—	6,050,199
Purchase of license	—	—	(660,000)
Deposit on license	(139,978)	—	(139,978)
Capitalized interest	(403,572)	—	(462,983)
Construction costs	(4,543,495)	—	(4,484,084)
Restrictions of cash	(20,646,611)	—	(20,646,611)

Net cash used in investing activities	(19,683,457)	—	(20,343,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from bond financing (Note 3)	16,546,625	—	16,546,625
Net proceeds from initial public offering of stock (Note 6)	8,859,784	—	8,859,784
Proceeds from term notes	89,170	—	589,170
Members’ contributions	—	—	2,344,700
Proceeds from demand notes	—	250,000	250,000
Proceeds from bridge loan, net	—	1,464,250	1,464,250
Members’ distributions	—	—	(7,460)
Payments made for deferred issuance costs	(42,916)	(262,500)	(340,416)
Repayment of term notes	(125,000)	—	(125,000)
Repayment of demand notes	(250,000)	—	(250,000)
Repayment of bridge loan	(1,515,000)	—	(1,515,000)

Net cash provided by financing activities	23,562,663	1,451,750	27,816,653

NET INCREASE IN CASH	221,014	66,482	287,867
CASH, beginning of period	66,853	371	—

CASH, end of period	$287,867	$66,853	$287,867

Supplemental cash flow information:
Cash paid during the period in:
Interest	$908,456	$—	$1,031,572
Non-cash financing activities:
Deferred financing and issuance costs	$—	$440,098	$440,098
Discount for the bridge equity units	—	757,500	757,500
Issuance costs paid from proceeds of initial public offering	1,040,216	—	1,040,216
Issuance costs paid from proceeds of bond financing	953,375	—	953,375

The accompanying notes are an intergral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the transactions and balances of Converted Organics Inc. and its wholly-owned subsidiary, Converted Organics of Woodbridge, LLC (collectively “the Company”). All intercompany transactions and balances have been eliminated in consolidation.

NATURE OF OPERATIONS

Converted Organics Inc. (a development stage company) (“Converted”) is planning to use food waste as a foodstock to manufacture, sell and distribute all-natural soil amendment products combining disease suppression and nutrition characteristics (also see Note 12). Converted Organics of Woodbridge, LLC (“Woodbridge”), a New Jersey limited liability company and wholly-owned subsidiary of Converted, was formed for the purpose of owning, constructing and operating the Woodbridge, New Jersey facility. The Company’s revenues are expected to come from two sources: tip fees and product sales. Waste haulers will pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors, and hospitality venues such as hotels, restaurants, convention centers and airports. Revenue will also come from the sale of the Company’s fertilizer products. The Company’s products will possess a combination of nutritional, disease suppression and soil amendment characteristics. The Company’s initial facility, Woodbridge, is designed to service the New York-Northern New Jersey metropolitan area. The Company is constructing this facility and expects it to be operational in the second quarter of 2008.

Converted was incorporated in the State of Delaware on January 4, 2006. On February 21, 2006, Converted merged with Mining Organics Management LLC (“MOM”) and Mining Organics Harlem River Rail Yard LLC (“HRRY”). As discussed in Note 7, the mergers were accounted for as a recapitalization. MOM and HRRY had been previously organized as Massachusetts limited liability companies on May 2, 2003 and July 29, 2003, respectively. MOM and HRRY were formed to promote the principal business objective of Converted Organics Inc. that is, to implement licensed technology to facilitate the conversion of food waste into solid and liquid fertilizer products. MOM was originally intended to be the principal operating entity, and HRRY was a location-specific entity that was formed to develop business opportunities in New York. Thereafter, to consolidate the various related entities, Converted Organics Inc. was formed and HRRY and MOM were merged into it. As a result, the historical financial results of MOM and HRRY have been reflected in the Company’s consolidated financial statements. As a result of the merger of Converted Organics Inc. and HRRY, each of the members of HRRY received 300,000 shares of Converted Organics Inc. common stock. No shares of Converted Organics Inc. common stock were issued in connection with the merger between Converted Organics Inc. and MOM because MOM did not contribute any value as of the date of the merger.

DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it has no principal operations or revenue from any source. Operations from the Company’s inception have been devoted primarily to strategic planning, raising capital, constructing its initial facility and developing revenue-generating opportunities.

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

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES — Continued

CASH AND CASH EQUIVALENTS

Cash Equivalents:  The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company has no cash equivalents at December 31, 2007 and 2006.

Restricted Cash:  As of December 31, 2007 the Company had remaining approximately $14,596,000 of cash which is restricted under its bond agreement (Note 6). This cash was raised by the Company in its initial public offering and bond financing on February 16, 2007 and is set aside in three separate accounts consisting of $10,032,000 for the construction of the Woodbridge operating facility, $1,541,000 for the working capital requirements of the Woodbridge subsidiary while the facility is under construction and $3,023,000 in reserve for bond principal and interest payments along with a reserve for lease payments. The Company has classified this restricted cash as non-current to the extent that such funds are to be used to acquire non-current assets or are to be used to service non-current liabilities. Third party trustee approval is required for disbursement of all restricted funds.

PREPAID RENT

The Company has recorded prepaid rent on its consolidated balance sheets which represents the difference between actual lease rental payments made as of December 31, 2007 and 2006 and the straight line rent expense recorded in the Company’s consolidated statements of operations for the years then ended relating to the Company’s Woodbridge, New Jersey facility.

DEPOSITS

The Company has made deposits totaling $415,000 for its Woodbridge facility (Note 11) in accordance with the terms of that lease and has made a deposit of $139,978 for a license at its planned Rhode Island facility (Notes 4 and 12). These amounts are recorded as noncurrent assets on the Company’s consolidated balance sheets.

SHARE BASED COMPENSATION

The Company accounts for share based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Under the provisions of SFAS No. 123(R), share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at the grant date, based on the fair value of the equity instruments issued and is recognized as an expense over the requisite service period.

CONSTRUCTION IN PROGRESS

Construction in progress on the consolidated balance sheets includes amounts incurred for construction costs, equipment purchases and capitalized interest costs (Note 5) related to the construction of the Company’s Woodbridge, New Jersey facility.

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

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES — Continued

INCOME TAXES

Deferred income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes” and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company establishes a valuation allowance if it believes that it is more likely than not that some or all of the deferred tax assets will not be realized (see Note 8).

No provision for federal or state income taxes is recognized for MOM and HRRY for the period January 1, 2006 to February 21, 2006, as those entities were limited liability companies. As such, taxable income, losses, deductions and credits pass through to the members to be reported on their tax returns.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception through 2007 remain open to examination by the I.R.S. and state authorities.

On January 1, 2007, the Company adopted the provisions of FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB Statement No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of the available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The adoption of FIN No. 48 did not have any material impact on the Company’s consolidated financial statements.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.

INTANGIBLE ASSET — LICENSE

The Company accounts for its intangible asset (license on the Woodbridge facility — Note 4) in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that intangible assets with finite lives, such as the Company’s license, be amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An impairment charge is recognized if a reporting units intangible asset carrying amount exceeds its implied fair value.

ACCOUNTING STANDARDS NOT YET ADOPTED

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, and the use of market-based inputs over entity-specific inputs. SFAS No. 157 requires expanded disclosures about fair value measurements and establishes a three-level hierarchy for fair value measurements based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard also requires that a company use its own nonperformance risk when measuring liabilities carried at fair value, including derivatives. SFAS No. 157 is effective for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 will be applied prospectively. As permitted, the Company intends to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES — Continued

statements on a nonrecurring basis. The Company is currently evaluating the effects, if any, that SFAS No. 157 may have on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of SFAS No. 115” (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the effects, if any, that SFAS No. 159 may have on our financial condition and results of operations.

In June 2007, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services are performed. The Statement is effective for fiscal years beginning after December 15, 2007. The Company does not expect that upon adoption, this guidance will not have a material effect on our financial condition and results of operations.

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), which requires entities to record to additional paid in capital the tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. The Company estimates that upon adoption, this guidance will not have a material effect on our financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) which retained the underlying concepts of SFAS No. 141, in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value be recognized in earnings until settled; (4) acquisition-related transactions and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss           recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES — Continued

and acquired tax contingencies. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51” (SFAS No. 160) which amends ARB 51 to establish new standards that will govern the accounting for reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS No. 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interest be treated as equity transactions if control is maintained; and (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. SFAS No. 160 is effective on a prospective basis for all fiscal years, and interim period with those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. The Company is currently evaluating the effects, if any, that SFAS No. 160 may have on the Company’s financial condition and results of operations.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the Company’s diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for each of the years ended December 31, 2007 and 2006.

PROFIT SHARING PLAN

In November 2007, the Company instituted a 401(K) plan for its employees. The plan allows for employees to have a pretax deduction of up to 15% of pay set aside for retirement. The plan also allows for a Company match and profit sharing contribution. As of December 31, 2007, the Company has not provided a match of employee contributions nor did the Company contribute a profit sharing amount to the plan.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instrument that is exposed to a concentration of credit risk is cash, including restricted cash. Currently, the Company maintains its cash accounts with balances in excess of the federally insured limits. The Company mitigates this risk by selecting high quality financial institutions to hold such cash deposits. At December 31, 2007, the Company’s cash balances on deposit exceeded federal depository insurance limits by approximately $14,500,000.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, “Fair Value of Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of the Company’s financial instruments consisting of cash, accounts payable, and accrued expenses approximate their fair value because of the short maturity of those instruments. The fair value of the Company’s term notes payable and New Jersey Economic Development Authority Bonds were estimated by discounting the future cash flows using current rates offered by lenders for similar borrowings with similar credit ratings. The fair value of the term notes payable and the New Jersey Economic Development Authority bonds approximate their carrying value. The Company’s financial instruments are held for other than trading purposes.

NOTE 3 —	DEFERRED COSTS

DEFERRED FINANCING AND OFFERING COSTS

In connection with its initial public offering (IPO) on February 16, 2007 (Note 7), the Company incurred issuance costs totaling $1,736,715. The Company had previously capitalized issuance costs, consisting of underwriting, legal and accounting fees and printing costs cumulatively totaling $696,499 and $680,958 at February 16, 2007 and December 31, 2006, respectively, in anticipation of its initial public offering. The Company also incurred additional issuance costs of $1,040,216 that was paid from the proceeds of the initial public offering. The total issuance costs of $1,736,715 have been netted against the $9.9 million of gross proceeds of the IPO in the statements of changes in owners’ equity (deficiency).

In connection with its repayment of the bridge notes (Note 6), the Company paid to the bridge lender a Letter of Credit fee of $27,375. The fee has been recorded as a deferred financing fee and is being amortized over the term of the Letter of Credit. Amortization of these deferred financing fees totaled $18,733 for the year ended December 31, 2007.

The Company also paid $85,750 in financing and broker fees during 2006 in connection with its bridge financing. The deferred financing and broker fees were amortized over the original term of the bridge loan (Note 6). Total amortization of deferred financing fees was $-0- and $85,750 for the years ended December 31, 2007 and 2006, respectively.

CAPITALIZED BOND COSTS

In connection with its $17.5 million bond financing on February 16, 2007 (Note 6), the Company has capitalized bond issuance costs of $953,375 and is amortizing those costs over the life of the bond. Amortization of capitalized bond issuance costs totaled $43,696 for the year ended December 31, 2007.

NOTE 4 —	INTANGIBLE ASSET — LICENSE

Pursuant to a license agreement with an effective date of July 15, 2003 and amended effective February 9, 2006, the Company entered into an exclusive license to use its Enhanced Autogenous Thermophylic Aerobic Digestion process (EATAD) technology for the design, construction and operation of facilities for the conversion of food waste into solid and liquid organic material. The license is recorded at its acqusition cost of $660,000 less accumulated amortization of $74,250 and $57,750 as of December 31, 2007 and 2006, respectively. Amortization is provided using the straight-line method over the life of the license. Amortization expense for the years ended December 31, 2007 and 2006, and cumulative from inception (May 2, 2003) to December 31, 2007, was $16,500,

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INTANGIBLE ASSET — LICENSE — Continued

$16,500, and $74,250, respectively. The Company expects the license’s annual amortization expense to be $16,500 until fully amortized at the end of the 40 year license period.

The Company is obligated to pay IBRC an aggregate royalty equal to nine percent of the future gross revenues from the sale of product produced by the Woodbridge facility. The license agreement, containing this royalty provision, may be terminated at IBRC’s option if the Company does not commence continuous operations at the Woodbridge facility, as defined in the license agreement, by July 1, 2008. The Company is also obligated to purchase IBRC’s patented macerators and shearators as specified by or supplied by IBRC or Shearator Corporation for use at the Woodbridge facility.

In addition, the Company paid a non-refundable deposit of $139,978 to IBRC in 2007 (Note 1) on a second plant licensing agreement. The Company also agreed to pay IBRC approximately $245,000 in twelve equal monthly installments for market research, growth trails and other services. For the year ended December 31, 2007, the Company had paid approximately $143,000 of this amount which has been included in research and development in the Company’s consolidated statements of operations.

NOTE 5 — CONSTRUCTION IN PROGRESS

The Company is currently constructing an operating facility in Woodbridge, New Jersey. The funds for construction of this plant came from the issuance of New Jersey Economic Development Bonds on February 16, 2007 (Note 6). A condition of this bond offering was that the Company place in trust approximately $14 million (Note 1) to be used for plant construction and associated equipment purchases. As of December 31, 2007, the Company has incurred approximately $4.9 million in plant construction costs, equipment purchases and capitalized interest costs. The Company has recorded those costs as construction in progress on its consolidated balance sheets as of December 31, 2007. When the plant is completed and operational, the Company plans to transfer the construction in progress amount to the appropriate fixed asset category and will begin depreciation of those assets.

The Company has capitalized interest costs, net of certain interest income, in accordance with Statement of Financial Accounting Standards No. 62, “Capitalization of Interest Cost Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants”, related to its New Jersey Economic Development Authority Bonds (Note 6) in the amount of $403,572 and $-0- as of December 31, 2007 and December 31, 2006, respectively. Capitalized interest costs are included in construction in progress on the consolidated balance sheets.

NOTE 6 —	DEBT

DEMAND NOTES PAYABLE

The Company had three demand notes payable which accrued interest at 10% and were repaid in May, 2007.

TERM NOTES PAYABLE

The Company has three term notes payable: (1) $250,000 unsecured term note dated August 27, 2004, with an original maturity date of September 30, 2006, which has been extended to December 31, 2008, with interest at 12%, (2) $250,000 unsecured term note dated September 6, 2005, with an original maturity of September 15, 2006, which was extended to December 31, 2008, with interest at 15%, and (3) $89,170 unsecured term note dated May 2, 2007 with a maturity of May 2, 2009 and interest at 12%. During February 2007, $125,000 of principal was repaid on the unsecured term note dated September 6, 2005. On all notes, interest accrues without payment until maturity. The agreement on the term loan dated August 27, 2004 required accrued interest of $89,170 to be paid immediately in order to refinance and extend the maturity. As the Company was precluded under the terms of the agreement with the bondholders of the New Jersey Economic Development Authority Bonds from paying the accrued interest from

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	DEBT — Continued

available funds, the Company borrowed funds to repay this accrued interest by entering into the May 2, 2007 term loan in the amount of $89,170 with its CEO, Edward J. Gildea. This note is unsecured and subordinate to the bonds, and has a two-year term. This interest rate is equal to or less than interest paid on the Company’s other term loans. The Company obtained the necessary bondholder consents to enter into this agreement. As of December 31, 2007, the total of unpaid accrued interest on these notes is $47,500.

A schedule of outstanding principal amounts of the term notes as of December 31, 2007 and 2006 is as follows:

	2007	2006

Term note dated August 27, 2004	$250,000	$250,000
Term note dated September 6, 2005	125,000	250,000
Term note dated May 2, 2007	89,170	—

	464,170	500,000
Less: current portion	(375,000)	(500,000)

	$89,170	$—

BRIDGE LOANS PAYABLE

On March 2, 2006, the Company completed a $500,000 bridge loan (“Bridge Loan”) from lenders (“Bridge Noteholders”) to help meet the Company’s working capital needs. The bridge loan accrued interest at an annual rate of 8%, which was payable in arrears quarterly, and was originally due and payable on the earlier of October 16, 2006 or the completion of a public offering of equity securities (“Qualified Public Offering”). The bridge loan was refinanced with an extended maturity date of February 19, 2007 or the completion of a Qualified Public Offering. The placement agent for the bridge loan received a commission equal to 5% of the gross proceeds. The Company received the $500,000 bridge loan net of the commission to the placement agent of $25,000. The Company has classified this cost as a deferred financing cost.

In April, May and June 2006, the Company received additional proceeds totaling $1,015,000 (net of a $50,750 commission to the placement agent) from a series of promissory notes executed with the Bridge Noteholders (“Bridge Financing”).

In connection with the Bridge Financing, the Company issued bridge notes (“Bridge Notes”) and securities of the Company (“Bridge Equity Units”) to the Bridge Noteholders, stating that if a Qualified Public Offering occurs before October 16, 2006 (extended to February 19, 2007), the Bridge Noteholders will be entitled to receive Bridge Equity Units consisting of securities identical in form to the securities being offered in the Qualified Public Offering. Each Bridge Noteholder will be entitled to receive Bridge Equity Units equal to the principal of the Bridge Noteholder’s bridge loan divided by the initial public offering price of the securities comprising the Bridge Equity Units.

The Bridge Loans and the Bridge Equity Units were allocated for accounting purposes based on the relative fair values at the time of issuance of (i) the Bridge Loans without the Bridge Equity Units and (ii) the Bridge Equity Units themselves. The fair value of the Bridge Loans and the Bridge Equity Units was computed at $1,515,000 each. The $1,515,000 fair value was determined since the Company obtained $1,515,000 in Bridge Financing from Bridge Noteholders. At the closing of a public offering on or before February 19, 2007 bridge lenders would be entitled to receive units identical to the units being offered in the Company’s initial public offering. Each bridge lender would be entitled to receive that number of units equal to the principal of the lender’s note divided by the initial public offering price. Stated differently, upon closing of an initial public offering on or before February 19, 2007, the Company would be obligated to issue to the bridge lenders a number of units commensurate with a market

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	DEBT — Continued

value of $1,515,000. Since they were of equal value, the $1,515,000 was allocated 50% to the Bridge Loans and 50% to the Bridge Equity Units. The Bridge Equity Units of $757,500 were accounted for as paid-in capital. The Bridge Loans of $1,515,000 were recorded on the balance sheet net of the $757,500 discount on the Bridge Loans. The discount for the Bridge Equity Units ($757,500) was amortized into interest expense over the original life of the Bridge Loans. For the year ended December 31, 2007, the Company recorded $757,500 in interest expense related to the amortization of this discount.

On February 16, 2007 the Company completed its initial public offering and issued 293,629 Bridge Equity Units to the Bridge Noteholders. In addition, the Company and the Bridge Noteholders, agreed under the terms of a concurrent bond offering at the time of the initial public offering, not to repay the principal or accrued interest on the Bridge Notes at that time.

The Company had $1,515,000 of outstanding Bridge Loans that accrued interest at a rate of 18%, and under the terms of the loans, were to be repaid on the earlier of February 19, 2007 or the date of the Company’s initial public offering. Due to certain covenants relating to the offering of bonds on February 16, 2007, which prohibited the Company from repaying these bridge loans, the Company entered into an agreement whereby it could repay the Bridge Loans if the Bridge Noteholders agreed to obtain a letter of credit in favor of the Company. The Company reached agreements with the Bridge Noteholders and the demand note lender to repay the entire principal and accrued interest on these debts. The principal of the Bridge Loans of $1,515,000 plus accrued interest of approximately $160,000, along with principal of the demand note of $150,000 plus accrued interest of approximately $7,000, was repaid by the Company on May 23, 2007 from unrestricted cash. In addition, for the various term extensions granted by the Bridge Noteholders, the Company issued approximately 56,000 shares of common stock, which represents 10% of the principal and interest repaid, divided by the five-day average share price prior to repayment of the debt. The statements of operations includes interest expense of $178,048 related to the issuance of this stock.

In order for the repayment of bridge and demand loans to comply with the terms of the covenants of the bondholders of the New Jersey Economic Development Authority Bonds, the Bridge Noteholders obtained a letter of credit in favor of the Company for $1,825,000. This letter of credit was due to expire on April 7, 2008, and allows for a one-time draw down during the thirty days prior to expiration. The letter of credit is supported by assets of the Bridge Noteholders, and the Company has paid the letter of credit fee of $27,375. In the event that the Company utilizes the funds available under the letter of credit, the Company is required to 1) repay principal and interest at 12% within one year, and 2) issue additional shares equal to 60% of the amount utilized, calculated by dividing 60% of the amount used by the then-current share price. If the total letter of credit were used, the total shares issued under this calculation would be approximately 211,000 based on the December 31, 2007 closing price. The Company has no way to determine how many shares would actually be issued in the future, nor the amount that might be drawn on the letter of credit. The Company has agreed not to issue more than 20% of the then outstanding common shares without shareholder consent. If the letter of credit agreement is extended beyond one year, the interest rate increases to 18% and the Company is required to issue additional extension shares equal to 8 1/3% of the outstanding balance of the note on a monthly basis. The Company has received the approval from the bondholders of the New Jersey Economic Development Authority Bonds to enter into this agreement. Subsequent to December 31, 2007 and prior to the expiration date of the letter of credit (April 7, 2008), the letter of credit agreement was terminated with no cost to the Company.

BOND FINANCING

On February 16, 2007, concurrent with its initial public offering, Converted’s wholly-owned subsidiary, Converted Organics of Woodbridge, LLC, (the “Subsidiary”) completed the sale of $17,500,000 of New Jersey Economic Development Authority Bonds. Direct financing costs related to this issuance totaled $953,375, which

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	DEBT — Continued

have been capitalized and are being amortized over the term of the bonds. The bonds carry a stated interest rate of 8% and mature on August 1, 2027. The bonds are secured by a leasehold mortgage and a first lien on the equipment of the Subsidiary. In addition, the Subsidiary has agreed to, among other things, establish a fifteen month capitalized interest reserve and to comply with certain financial statement ratios. Converted has provided a guarantee to the bondholders on behalf of its wholly-owned Subsidiary for the entire bond offering.

The New Jersey Economic Development Bonds have certain covenants, which among other things, preclude the Company from making any dividends, payments or other cash distributions until such time as (i) the Company has achieved, over the course of a full fiscal year, a maximum annual debt service coverage ratio greater than 1.50, (ii) at least $1,200,000 is on deposit with the Trustee in the operations and maintenance reserve fund and is available to satisfy ongoing maintenance, repair and replacement costs associated with the project facilities. In addition, the Company is precluded from borrowing additional funds under any debt agreements, without the consent of the bondholders. During 2007, the Company received a consent from the bondholder prior to borrowing additional funds for a two year term note. Under the terms of the bond agreement, the lender has the right, upon 30 days written notice, to demand full payment of all outstanding principal and interest amounts owed under the agreement if specific covenants are not met. As of December 31, 2007, the Company is in compliance with these covenants of the bond agreement.

CAPITALIZED BOND COSTS

Capitalized bond costs are stated at cost of $953,375 less accumulated amortization of $43,696 as of December 31, 2007. Amortization of capitalized bond costs totaled $43,696 for the year ended December 31, 2007.

NOTE 7 —	OWNERS’ EQUITY (DEFICIENCY)

STOCK ISSUANCES

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

On February 21, 2006, the Company merged with MOM and HRRY. At that time, MOM was a fifty-percent owner of HRRY. The mergers were accounted for as a recapitalization of the Company. As a result of the recapitalization, 600,000 shares were issued to the members of HRRY.

On February 16, 2007 the Company successfully completed an initial public offering of 1,800,000 common shares and 3,600,000 warrants for a total offering of $9,900,000, before issuance costs. The Company’s initial public offering is presented net of issuance costs and expenses of $1,736,715 in the statements of changes in owners’ equity (deficiency). The warrants consist of 1,800,000 redeemable Class A warrants and 1,800,000 non-redeemable Class B warrants, each warrant to purchase one share of common stock. The common stock and warrants traded as one unit until March 13, 2007 when they began to trade separately.

On February 16, 2007, as part of its initial public offering and under the original terms of the bridge loan agreement (Note 6), the Company issued 293,629 Bridge Equity Units to the Bridge Noteholders. On May 23, 2007, as consideration for extensions of the Bridge Loans, the Company issued 55,640 shares of common stock to the Bridge Noteholders, which represents 10% of the principal and interest repaid, divided by the five-day average

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	OWNERS’ EQUITY (DEFICIENCY) — Continued

share price prior to repayment of the debt. The statement of operations reflects an expense of $178,048 related to the issuance of these shares.

On February 16, 2007, as part of its initial public offering, the Company agreed to pay a 5% quarterly stock dividend, commencing March 31, 2007, and every full quarter thereafter until the Woodbridge, New Jersey facility is operational. As of December 31, 2007, the Company has declared four such quarterly dividends amounting to 747,296 shares.

STOCK OPTION PLAN

In June 2006, the Company’s Board of Directors and stockholders approved the 2006 Stock Option Plan (the “Option Plan”). The Option Plan authorizes the grant and issuance of options and other equity compensation to employees, officers and consultants. A total of 666,667 shares of common stock are reserved for issuance under the Option Plan. The Option Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”). Subject to the provisions of the Option Plan, the Committee determines who will receive the options, the number of options granted, the manner of exercise and the exercise price of the options. The term of incentive stock options granted under the Option Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of the Company’s voting stock. The exercise price of an incentive stock option granted under the Option Plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted. The exercise price of a non-qualified option granted under the Option Plan must be equal to or greater than 85% of the fair market value of the shares of the Company’s common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of the Company’s voting stock must have an exercise price equal to or greater than 110% of the fair market value of the Company’s common stock on the date the option is granted. Stock options issued under the option plan vest immediately upon date of grant.

During the year ended December 31, 2006, the Committee granted 643,000 options to purchase shares of the Company’s common stock. The options vested on the grant date, have an exercise price of $3.75 per share and expire five years from the grant date. The exercise price was based on an assumed public offering price of $5.00 per unit less the fair value for the two warrants included in the unit (Class A warrant fair value of $0.75, Class B warrant fair value of $0.50). The fair value of the Class A and B warrants was estimated on June 15, 2006 for purposes of valuing the individual components of the unit so that the options could be valued. The fair value of the options and warrants was estimated using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.07%; no dividend yield; volatility factor of 38.816%; and an expected term of 5 years. During the year ended December 31, 2007, in accordance with the director compensation policy of the Committee, an additional 10,000 options were granted to a Director upon his appointment to the Board. The options vested on the grant date, have an exercise price of $3.75 per share and expire five years from the grant date.

STOCK OPTIONS — VALUATION

The grant date fair value for the 643,000 immediately vesting stock options at December 31, 2006 was $1,018,705 and was calculated at the date of grant using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.07%; no dividend yield; expected volatility factor of 38.816%; and an expected term of five years. The Company’s stock option compensation expense of $1,018,705 has been included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2006. The fair value for the 10,000 immediately vesting stock options granted in 2007 was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.9%; no dividend yield; expected volatility factor of 16.9%; and an expected term of five years. The Company’s stock option

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	OWNERS’ EQUITY (DEFICIENCY) — Continued

compensation expense totaling $5,929 has been included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2007.

Stock option activity for the period January 1, 2006 through December 31, 2007 is as follows:

			Weighted
			Average	Average
	Stock	Price per	Exercise	Remaining
	Options	Share	Price	Life (Years)

Outstanding and exercisable at January 1, 2006	0
Granted	643,000	$3.75	$3.75
Expired	0
Exercised	0

Outstanding and exercisable at December 31, 2006	643,000	$3.75	$3.75	5.0
Granted	10,000	$3.75	$3.75
Expired	0
Exercised	0

Outstanding and exercisable at December 31, 2007	653,000	$3.75	$3.75	4.2

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 is $946,850. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $5.20 as of December 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date.

WARRANTS

On February 16, 2007, in connection with the Company’s public offering, the Company sold 1,800,000 equity units consisting of one share of common stock, one Class A warrant and one Class B warrant. On March 13, 2007, the Class A and Class B warrants began to trade as separate securities. The Class A warrants are exercisable for one share of common stock, plus accumulated stock dividends, for $8.25. The Class A warrants expire on February 16, 2012 and, if certain conditions are met, the Company may redeem these warrants at a price of $0.25 per warrant prior to the expiration date. The Class B warrants are exercisable for one share of common stock, plus accumulated stock dividends, for $11.00. The Class B warrants expire on February 16, 2012 and there is no provision for the Company to redeem these warrants prior to the expiration date.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	OWNERS’ EQUITY (DEFICIENCY) — Continued

Class A warrant activity for the year ended December 31, 2007 is as follows:

			Weighted
		Exercise	Average	Weighted Average
		Price per	Exercise	Remaining
	Warrants	Warrant	Price	Life (Years)

Outstanding at January 1, 2007	0	$0
Issued:
February 16, 2007, in conjunction with initial public offering	1,800,000	$8.25	8.25
February 16, 2007, in conjunction with bridge loans	293,629	$8.25	8.25
February 16, 2007, in conjunction with underwriter units	180,000	$8.25	8.25
Expired	0	0
Exercised	0	0

Outstanding at December 31, 2007	2,273,629	$8.25	$8.25	4.2

The fair value of Class A warrants totaled $2,387,310 at December 31, 2007 based on quoted market prices on that date.

Class B warrant activity for the year ended December 31, 2007 is as follows:

		Exercise		Weighted Average
		Price per	Weighted Average	Remaining
	Warrants	Warrant	Exercise Price	Life (Years)

Outstanding at January 1, 2007	0	$0
Issued:
February 16, 2007, in conjunction with initial public offering	1,800,000	$11.00	11.00
February 16, 2007, in conjunction with bridge loans	293,629	$11.00	11.00
February 16, 2007, in conjunction with underwriter shares	180,000	$11.00	11.00
Expired	0	0
Exercised	0	0

Outstanding at December 31, 2007	2,273,629	$11.00	$11.00	4.2

The fair value of Class B warrants totaled $3,410,444 at December 31, 2007 based on quoted market prices on that date.

NOTE 8 —	INCOME TAXES

At December 31, 2007, the Company had accumulated losses of approximately $10,374,000, of which approximately $7,800,000 may be offset against future taxable income, if any, ratably through 2027.

The Company has fully reserved the approximate $2,640,000 tax benefit of these losses with a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined to be more likely than not.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	INCOME TAXES — Continued

There is a minimum current tax provision for the period from January 4, 2006 (date of Converted incorporation) to December 31, 2006 and for the year ended December 31, 2007. No provision for federal or state income taxes is recognized for MOM and HRRY as those entities are limited liability companies. As such, taxable income, losses, deductions and credits pass through to the members to be reported on their tax returns and therefore any losses incurred prior to January 4, 2006 are not considered a deferred tax asset of the Company.

Effective tax expense based on the federal statutory rate is reconciled with the actual tax expense for the period from January 4, 2006 to December 31, 2006 and for the year ended December 31, 2007 as follows:

	2007	2006

Statutory federal income tax	34%	34%
Statutory state income tax	6	6
Other	(5)	(5)
Valuation allowance on net deferred tax assets	(35)	(35)

	—%	—%

The components of the net deferred tax asset (liability) at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Net operating losses	$2,120,000	980,000
Accrued compensation	120,000	120,000
Stock options	400,000	400,000
Valuation allowance	(2,640,000)	(1,500,000)

	$—	—

The Company’s valuation allowance increased $1,140,000 and $1,500,000 for the years ended December 31, 2007 and 2006, respectively.

The Company has a tax benefit of approximately $410,000 related to the grant of common stock to certain key employees and advisors. Pursuant to SFAS No. 123(R), the benefit will be recognized and recorded to APIC when the benefit is realized through the reduction of taxes payable.

The Company complies with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on an examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no uncertain tax positions requiring recognition under FIN No. 48.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with its income taxes. The periods from January 1, 2004 to December 31, 2007 remain open to examination by the U.S. Internal Revenue Service and state authorities.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	SEGMENT REPORTING

In June 1997, SFAS 131, “Disclosure about Segments of an Enterprise and Related Information” was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at December 31, 2007 and 2006.

NOTE 10 —	RELATED PARTY TRANSACTIONS

OPERATING LEASE-HEADQUARTERS

The Company is renting the premises under a verbal agreement with ECAP, LLC, a related party. The managing member of ECAP, LLC was a director and is a shareholder of the Company and is also the brother of the Company’s President and CEO. The rental agreement provides for rent and support, as agreed between the Company and ECAP, LLC and for reimbursement of expenses by the Company for office and other expenses. These expenses totaled $5,600 and $56,219 for the period from January 1, 2007 to February 28, 2007 and for the year ended December 31, 2006, respectively, and $301,525 for the period from inception (May 2, 2003) to February 28, 2007.

As of March 1, 2007, the Company began to pay the $2,800 per month rental payment directly to the unrelated landlord for this office space. There is no lease term and rental of the office space is on a month to month basis. Rent expense for the period from March 1, 2007 to December 31, 2007 totaled $28,000 relating to this lease.

SERVICE AGREEMENT

The Company has entered into a services agreement dated May 29, 2003, as modified October 6, 2004, with one of its principal stockholders, Weston Solutions, Inc. (“Weston”). Weston has been engaged to provide engineering and design services in connection with the construction of the Woodbridge organic waste conversion facility. The total amounts incurred by the Company for services provided by Weston were $116,480 and $86,490 for the years ended December 31, 2007 and 2006, respectively and $1,049,212 for the period from inception (May 2, 2003) to December 31, 2007.

LEGAL FEES

During the year ended 2004, the Company incurred legal fees totaling $10,875 to a law firm affiliated with the Company’s President and CEO and partially owned by a brother of the Company’s CEO. These fees of $10,875 were paid in 2006. During 2007, the Company incurred legal fees totaling $10,000 to this same law firm. These fees are included in accounts payable at December 31, 2007.

ACCRUED COMPENSATION-OFFICERS, DIRECTORS AND CONSULTANTS

As of December 31, 2007 and 2006, the Company has an accrued liability totaling $397,381 and $300,000, respectively, representing accrued compensation to officers, directors and consultants.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

In addition to the Company’s IBRC commitment (Note 4) and operating lease commitment for its headquarters (Note 10), the Company signed a lease during June 2006 for its Woodbridge, New Jersey facility. The lease term is

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — COMMITMENTS AND CONTINGENCIES — Continued

for ten years with an option to renew for an additional ten years. Future minimum lease payments under this lease are as follows:

For years ended December 31,
2008	$934,820
2009	934,820
2010	934,820
2011	946,200
2012	959,100
2013 and thereafter	3,474,659

$8,184,419

For the years ended December 31, 2007 and 2006, the Company has recorded rent expense of $745,633 and $194,915, respectively, in relation to this lease.

CONTRACTS

Prior to December 31, 2006, the Company entered into six contracts for various phases of the construction of its Woodbridge, New Jersey facility. All of these contracts were subject to the successful completion of the New Jersey Development Authority Bond Offering, which was completed on February 16, 2007. The total of these contracts is $9,000,000. The Company expects to expend $14,600,000 on the construction of the facility not including approximately $4.9 million to be paid by the landlord and charged over future rental periods.

LEGAL PROCEEDINGS

The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf.

NOTE 12 —	SUBSEQUENT EVENTS

ACQUISITIONS

On January 24, 2008, the Company acquired the assets, including the intellectual property, of Waste Recovery Industries, LLC of Paso Robles, CA. This acquisition will allow the Company to be the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (HTLC) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short term note that matures on May 1, 2008. Interest on that note is payable monthly. In addition, the purchase price provides for future contingent payments of $5,500 per ton, when and if additional tons of waste-processing capacity are added to the Company’s existing current or planned capacity, using the acquired technology. These payments are capped at $7 million, with no minimum. In addition, Waste Recovery Industries, LLC had begun discussion with a third party (prior to the Company acquiring it) to explore the possibility of building a facility to convert fish waste into organic fertilizer using the HTLC technology. The Company plans to continue those negotiations and, if successful, the Company will be required to pay 50% of the Company’s profits (as defined) to the former owner, (who is now an officer of the Company) that are earned from such a facility. Payments, if any, made as a result of such negotiations will be applied towards the $7 million cap that is discussed above.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUBSEQUENT EVENTS — Continued

On January 24, 2008, the Company formed Converted Organics of California, LLC, a wholly owned subsidiary of Converted Organics Inc. who acquired the net assets of United Organic Products, LLC of Gonzales, CA (“UOP”). With this acquisition, the Company acquired a liquid fertilizer product line, as well as a production facility that services a West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for the Company in 2008. The purchase price of $2,500,000 was paid in cash of $1,500,000 and a note payable of $1,000,000. This note matures on February 1, 2011, has an interest rate of 7%, payable monthly in arrears and is convertible to common stock six months after the acquisition date for a price equal to the five-day average closing price of the stock on Nasdaq for the five days preceding conversion.

The acquisitions will be accounted for in the first quarter of fiscal 2008 using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in our consolidated financial statements from the date of acquisition. The purchase price will be allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than the first quarter of fiscal 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.

The pro forma consolidated financial information for the fiscal years ended December 31, 2007 and December 31, 2006 as though the acquisition had been completed at the beginning of the respective periods are as follows:

	2007	2006

Revenues (in thousands)	1,423	2,720
Net loss (in thousands)	(4,360)	(3,651)
Net loss per share — basic and diluted	(1.25)	(2.98)
Current assets (in thousands)	3,219	403
Total assets (in thousands)	23,262	2,971
Current liabilities (in thousands)	(3,947)	(4,969)
Total liabilities (in thousands)	(21,536)	(5,225)
Total equity (deficit) (in thousands)	1,726	(2,254)

FINANCING

On January 24, 2008, the Company entered into a private financing with three investors (the “Investors”) for a total amount of $4,500,000 (the “Financing”). The Financing was offered at an original issue discount of 10%. The Company used the proceeds to fund the acquisitions described above, to fund further development activities and to provide working capital. As consideration for the Financing, the Investors received a note issued by the Company in the amount of $4,500,000 with interest accruing at 10% per annum to be paid monthly and the principal balance to be paid in full one year from the closing date (the “Note”). In addition, the Company issued to the Investors 750,000 Class A Warrants and 750,000 Class B Warrants, which may be exercised at $8.25 and $11.00 per warrant share, respectively (the “Warrants”). The Company further agreed not to call any Warrants until a registration statement registering all of the Warrants is declared effective. A placement fee of $225,000 was paid from the proceeds of this loan.

In connection with the Financing, the Company has agreed that within 75 days of the closing date, the Company will have a shareholder vote to seek approval to issue a convertible debenture with an interest rate of 10% per annum which would be convertible into common stock pursuant to terms of the debenture agreement, or such other price as permitted by the debenture (the “Convertible Debenture”). Upon shareholder approval, the Note will

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUBSEQUENT EVENTS — Continued

be replaced by this Convertible Debenture and one half of each of the Class A Warrants and of the Class B Warrants issued will be returned to the Company. Under the conversion option, the Investors shall have the option, at any time on or before maturity date (January 24, 2009), to convert the outstanding principal of this Convertible Debenture into fully-paid and non assessable shares of common stock at the rate per share equal to the lowest of (i) the fixed conversion price of $6.00 per share, (ii) the lowest fixed conversion price ( the lowest price, conversion price or exercise price set by the Company in any equity financing transaction, convertible security, or derivative instrument issued after January 24, 2008), or (iii) the default conversion price (if and so long as there exists an event of default, then 70% of the average of the three lowest closing prices of common stock during the twenty day trading period immediately prior to the notice of conversion).The Company has scheduled a special shareholders’ meeting on April 3, 2008 to vote on this matter which is contingent until resolution on that date.

In connection with the Financing, the Company entered into a Security Agreement with the Investors whereby the Company granted the Investors a security interest in Converted Organics of California, LLC and any and all assets that are acquired by the use of the funds from the Financing. In addition, the Company granted the Investors a security interest in Converted Organics of Woodbridge, LLC and all assets subordinate only to the current lien held by the holder of the bonds issued in connection with the Woodbridge facility of approximately $17,500,000 (Note 6).

COMMITMENT-RELATED PARTY TRANSACTION

The Company has entered into a 10 year lease for land in Gonzales, California, where its Gonzales facility is located. The land is leased from VLH, a California LLC whose sole member is Executive Vice President, Chief Technology Officer and a Director of Converted Organics Inc. The lease provides for a monthly rent of $9,000. The lease is also renewable for three 5-year terms after the expiration of the initial 10-year term. In addition, the Company owns the Gonzales facility and the operating equipment used in the facility.

VLH has been determined to be a variable interest entity of UOP in prior years as UOP was the primary beneficiary of that variable interest entity. The Company’s management is in the process of evaluating if VLH is a variable interest entity as of January 24, 2008. VLH’s assets and liabilities consist primarily of land and a mortgage note payable on the land. Its operations consist of rental income from the Company on the land and related operating expenses.

STOCK DIVIDEND

On February 16, 2007, as part of its initial public offering, the Company agreed to pay a 5% quarterly stock dividend, commencing March 31, 2007, and every full quarter thereafter until the Woodbridge facility is operational. On March 13, 2008, the Company declared the fifth of such quarterly dividends.

WARRANT EXERCISE

The Company has received net proceeds of approximately $6.0 million as a result of the exercise of approximately 686,000 Class A warrants and 700 Class B warrants (Notes 6 and 7) subsequent to December 31, 2007.

RHODE ISLAND FACILITY

On January 15, 2008, the Company announced the execution of an option agreement with the Rhode Island Resource Recovery Corporation (“RIRRC”) for the land on which the Company would construct an organic fertilizer facility in Johnston, Rhode Island. The Company’s strategic plan calls for the construction of a 40,000 square foot facility on the grounds of the RIRRC and at full capacity the proposed facility would process up to 200 tons per day of food waste. The Company has not yet secured the necessary permits or financing to construct this facility.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — MANAGEMENT’S PLAN OF OPERATION

Commencing February 1, 2008, the Company has begun to recognize revenue from the plant that was acquired from United Organics Products, LLC (Note 12) and may determine that it is no longer a development stage company. The funds received from the private financing completed on January 24, 2008 provides sufficient cash to complete the acquisitions and will allow the Company to make improvements to the California facility to further increase product output from that plant. It is anticipated that these improvements will begin in the second quarter of 2008 and will be completed shortly thereafter. The Company anticipates that revenue will be generated while the upgrades are being made to the California plant as the work can be done while operations continue. In addition, the Company is scheduled to open its Woodbridge, New Jersey facility in the second quarter of 2008 which will provide additional revenue to the Company. The Company believes that $5.6 million received from the redemption of some of its warrants will provide sufficient working capital during the remaining construction phase and will allow the Company to begin to hire additional staff and to provide working capital to meet the needs of the organization for at least the next twelve months. The Company has also taken an option on a lease in Rhode Island and is in the planning and development stage with respect to that facility; however, in order for construction to begin on that facility the Company would need to obtain certain operating permits and secure construction funding.

ITEM 7.1	FINANCIAL STATEMENTS (ACQUISITIONS)

The following audited financial statements have been prepared for the years ended December 31, 2007 and 2006 for United Organic Products, LLC, and Waste Recovery Industries, LLC, which entities were acquired by the Company on January 24, 2008. United Organics Products, LLC was determined to have a variable interest entity, Valley Land Holding LLC, which is consolidated with United Organics Products, LLC.

UNITED ORGANIC PRODUCTS, LLC
WASTE RECOVERY INDUSTRIES, LLC AND
VALLEY LAND HOLDINGS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of
United Organic Products, LLC,
Waste Recovery Industries, LLC, and
Valley Land Holdings, LLC

We have audited the accompanying combined balance sheets of United Organic Products, LLC, Waste Recovery Industries, LLC, and Valley Land Holdings, LLC (collectively the “Company”) as of December 31, 2007 and 2006, and the related combined statements of operations and changes in member’s equity (deficit) and cash flows for the years then ended. These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of United Organic Products, LLC, Waste Recovery Industries, LLC, and Valley Land Holdings, LLC as of December 31, 2007 and 2006, and the combined results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carlin, Charron & Rosen, LLP
Glastonbury, Connecticut
March 27, 2008

UNITED ORGANIC PRODUCTS, LLC
WASTE RECOVERY INDUSTRIES, LLC
VALLEY LAND HOLDINGS, LLC

COMBINED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash	$4,020	$45,175
Accounts receivable	35,395	128,234
Inventories	13,028	19,799
Prepaid expenses	2,140	1,000

Total current assets	54,583	194,208

Fixed assets, net	988,723	1,177,912
Deposits	21,727	21,727
Capitalized costs — trademarks	20,294	20,294

Total assets	$1,085,327	$1,414,141

LIABILITIES AND MEMBER’S EQUITY (DEFICIT)
LIABILITIES
Accounts payable	$200,709	$242,663
Line of credit	249,513	146,281
Current portion of long-term debt	951,692	845,982
Due to member	44,000	—

Total current liabilities	1,445,914	1,234,926

Long-term debt, net of current portion	—	256,321

Total liabilities	1,445,914	1,491,247

MEMBER’S EQUITY (DEFICIT)	(360,587)	(77,106)

Total liabilities and member’s equity (deficit)	$1,085,327	$1,414,141

The accompanying notes are an integral part of these combined financial statements.

UNITED ORGANIC PRODUCTS, LLC
WASTE RECOVERY INDUSTRIES, LLC
VALLEY LAND HOLDINGS, LLC

COMBINED STATEMENTS OF OPERATIONS
AND CHANGES IN MEMBER’S EQUITY (DEFICIT)

	Year Ended December 31,
	2007	2006

Revenues	$1,423,019	$2,720,190
Cost of goods sold	745,721	1,201,662

Gross profit	677,298	1,518,528

Selling, general and administrative
Selling expenses	467,206	870,463
General and administrative	410,228	466,583

(Loss) income from operations	(200,136)	181,482
Other income (expense)
Gain on sale of assets	24,080	—
Other income	10,000	—
Interest expense	(109,609)	(105,339)

Net (loss) income	(275,665)	76,143
Member’s equity (deficit)
Balance at beginning of year	(77,106)	(119,249)
Member’s contributions	6,184	—
Member’s distributions	(14,000)	(34,000)

Balance at end of year	$(360,587)	$(77,106)

The accompanying notes are an integral part of these combined financial statements.

UNITED ORGANIC PRODUCTS, LLC
WASTE RECOVERY INDUSTRIES, LLC
VALLEY LAND HOLDINGS, LLC

COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(275,665)	$76,143
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	233,038	224,706
Accretion of discount on notes payable	32,913	32,913
Gain on sale of fixed assets	(24,080)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	92,839	7,081
Other receivables	—	3,215
Inventories	6,771	1,133
Prepaid expenses	(1,140)	(500)
Increase (decrease) in:
Accounts payable	(41,954)	85,573

Net cash provided by operating activities	22,722	430,264

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(87,621)	(255,492)
Purchase of trademarks	—	(8,223)
Proceeds from sales of fixed assets	67,852	—

Net cash used in investing activities	(19,769)	(263,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Member’s contributions	6,184	—
Member’s distributions	(14,000)	(34,000)
Proceeds from line of credit payable, net	103,232	14,781
Principal payments on notes payable	(183,524)	(186,508)
Proceeds from notes payable	—	42,776
Proceeds from member advances, net	44,000	—

Net cash used in financing activities	(44,108)	(162,951)

NET (DECREASE) INCREASE IN CASH	(41,155)	3,598
CASH, beginning of year	45,175	41,577

CASH, end of year	$4,020	$45,175

Supplemental cash flow information:
Cash paid during the period in:
Interest	$76,696	$72,426

The accompanying notes are an integral part of these combined financial statements.

UNITED ORGANIC PRODUCTS, LLC
WASTE RECOVERY INDUSTRIES, LLC
VALLEY LAND HOLDINGS, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1 —	NATURE OF OPERATIONS

United Organics Products, LLC, (“UOP”) uses organic raw materials as a feedstock to manufacture, sell and distribute all-natural soil amendment products combining disease suppression and nutrition characteristics. UOP has been operating since 2000 with one processing facility in Gonzales, California producing a liquid form of the product. Sales of the product are primarily to the California agricultural market.

Waste Recovery Industries, LLC (“WRI”) owns proprietary technology known as High Temperature Liquid Composting (“HTLC”). This technology is the basis for the conversion of feedstock into all-natural soil amendment products. UOP is the exclusive user of this technology and pays a royalty to WRI. WRI has no other source of revenue.

Valley Land Holdings, LLC (“VLH”) owns approximately eight acres of land which is leased to UOP on an exclusive basis. The entire UOP operating facility is located on this land. VLH has no other holdings or source of revenue.

NOTE 2 —	SIGNIFICANT ACCOUNTING POLICIES

COMBINATION

The accompanying combined financial statements include the transactions and balances of United Organic Products, LLC, Waste Recovery Industries, LLC and Valley Land Holdings, LLC (collectively the “Company”). The financial statements of UOP and VLH have been consolidated as VLH is a variable interest entity of UOP (Note 9). All intercompany transactions and balances between UOP and VLH have been eliminated in consolidation. The consolidated financial statements of UOP and VLH have been combined with the financial statements of WRI, as the companies are affiliated through common control. All intercompany balances and transactions have been eliminated in the combination.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2007 and 2006.

ACCOUNTS RECEIVABLE

Accounts receivable represents balances due from customers, net of applicable reserves for doubtful accounts. There were no reserves deemed necessary at December 31, 2007 or 2006. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date.

INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined by the first in, first out basis. Inventory consists primarily of raw materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves at December 31, 2007 or 2006.

UNITED ORGANIC PRODUCTS, LLC
WASTE RECOVERY INDUSTRIES, LLC
VALLEY LAND HOLDINGS, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SIGNIFICANT ACCOUNTING POLICIES — CONTINUED

FIXED ASSETS

Fixed assets are carried at cost. Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

REVENUE RECOGNITION

Revenue is recognized when each of the following criteria are met:

•	Persuasive evidence of a sales arrangement exists;

•	Delivery of the product has occurred;

•	The sales price is fixed or determinable, and:

•	Collectability is reasonably assured.

Accordingly, the Company typically recognizes revenue when product is shipped or services are rendered.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are charged to cost of good sold as incurred.

INCOME TAXES

No provision for federal or state income taxes is recognized for UOP, WRI or VLH as these entities are limited liability companies. As such, taxable income, losses, deductions and credits pass through to the members to be reported on their tax returns.

NOTE 3 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk are cash and accounts receivable. The Company places its cash deposits with a high quality institution. At December 31, 2007 and 2006, the Company’s cash balance on deposit did not exceed federal depository insurance limits. Three customers accounted for 61% and 70% of accounts receivable at December 31, 2007 and 2006, respectively. One customer accounted for 39% and 47% of the Company’s revenue for the years ended December 31, 2007 and 2006, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the Company’s financial instruments consisting of cash, accounts receivable, accounts payable and due to member approximate their fair value because of the short maturity of those instruments. The fair value of the Company’s line of credit, term notes payable and mortgage note payable approximate their carrying value as the interest rates approximate market rates. The Company’s financial instruments are held for other than trading purposes.

UNITED ORGANIC PRODUCTS, LLC
WASTE RECOVERY INDUSTRIES, LLC
VALLEY LAND HOLDINGS, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INVENTORIES

The Company’s inventories consisted of the following at December 31:

	2007	2006

Raw materials	$5,408	$10,997
Finished goods	7,620	8,802

Total inventories	$13,028	$19,799

NOTE 5 —	FIXED ASSETS

The Company’s fixed assets at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Land and improvements	$377,749	$377,749
Building and improvements	607,873	601,322
Equipment	1,139,940	1,079,611
Vehicles	78,929	221,303

	2,204,491	2,279,985
Less: Accumulated depreciation and amortization	(1,215,768)	(1,102,073)

Total fixed assets	$988,723	$1,177,912

Depreciation and amortization expense totaled $233,038 and $224,706 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6 —	DEBT

As of December 31, 2007, the Company had three term notes payable and a mortgage note payable. As of December 31, 2006, the Company had six term notes payable and a mortgage note payable. During the year ended December 31, 2007, the Company repaid three vehicle term notes. A schedule of outstanding principal amounts of the term notes and mortgage note as of December 31, 2007 and 2006 is as follows:

	2007	2006

Quarterly term note payable dated April 1, 2004	$464,727	$482,180
Monthly term note payable dated April 1, 2004	195,745	241,368
Term notes payable — vehicles	34,898	116,019
Mortgage note payable	256,322	262,736

	951,692	1,102,303

Less: Current portion	(951,692)	(845,982)

	$—	$256,321

TERM NOTES PAYABLE

The quarterly term note dated April 1, 2004 calls for quarterly principal payments of $37,500. The amount of the note at origination was $600,000 with no stated interest rate, except in the event that the lender extends the maturity date of the note. If that occurs, the stated interest rate becomes 5%, compounding monthly, on the then

UNITED ORGANIC PRODUCTS, LLC
WASTE RECOVERY INDUSTRIES, LLC
VALLEY LAND HOLDINGS, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

NOTE 6 —	DEBT — CONTINUED

outstanding principal balance. For purposes of recording payments on the note, an interest rate of 5% has been imputed on all payments. Interest expense associated with this note totaled $26,633 and $22,228 in 2007 and 2006, respectively.

The monthly term note dated April 1, 2004 calls for monthly payments of the lesser of $8,333, or the actual monthly salary paid to the sole member of the LLC. The amount of the note at origination was $400,000 with no stated interest rate, except in the event that the maturity date of the note is extended beyond April 1, 2008. In that event, the stated rate of the note is 5%, compounded monthly, on the then outstanding principal balance. For purposes of recording payments on the note, an interest rate of 5% has been imputed on all payments. Interest expense associated with this note totaled $14,459 and $10,683 in 2007 and 2006, respectively.

TERM NOTES PAYABLE — VEHICLES

During 2007 and 2006, the Company had several notes payable outstanding related to the purchase of vehicles used in its business. These notes had terms of 3 to 5 years with stated interest rates between 4.95% and 6.9%. The Company recorded interest expense of $5,396 and $5,688 in 2007 and 2006, respectively, relating to these notes. During 2007, all but one of these notes was paid off. The remaining note, which required monthly payments of $729 and had a stated interest rate of 6.9%, was repaid in February, 2008.

MORTGAGE PAYABLE

The Company has a mortgage note payable on the land upon which the California facility resides. The note, in the original amount of $287,500, accrues interest at a variable rate, which is tied to the West coast edition of the Wall Street Journal (9.5% at December 31, 2007). Monthly payments of principal and interest are due based on an amortization of twenty years. The note matures April 22, 2008. Interest expense associated with this note totaled $43,736 and $44,008 in 2007 and 2006, respectively.

LINE OF CREDIT

The Company has a revolving line of credit agreement with a local bank. The line of credit agreement, dated July 31, 2007, allows for a maximum borrowing of $250,000. The Company may draw on the line of credit for a period of 36 months from the date of the agreement, through July 31, 2010. All outstanding principal and interest becomes due on August 10, 2010. Interest and finance charges are due monthly. Monthly payments in excess of the amount of interest due are applied to the outstanding principal. The line of credit is secured by an interest in the land owned by the Company and is personally guaranteed by the sole member of the Company. The interest rate on the line of credit is tied to the prime rate as disclosed in the West coast edition of the Wall Street Journal. Interest is calculated daily as follows: the prime rate, plus 2% is divided by 360 days. The corresponding annual rate is calculated by multiplying this result by 365 days. The Company’s line of credit had an outstanding balance of $249,513 and $146,281 at December 31, 2007 and 2006, respectively. Interest expense associated with this note totaled $16,686 and $15,486 in 2007 and 2006, respectively. The effective interest rate on the line of credit was 9.37% December 31, 2007.

NOTE 7 —	RELATED PARTY TRANSACTIONS

From time-to-time, the sole member of the Company advances cash to support working capital needs. As of December 31, 2007, these advances totaled $44,000. There were no advances at December 31, 2006.

UNITED ORGANIC PRODUCTS, LLC
WASTE RECOVERY INDUSTRIES, LLC
VALLEY LAND HOLDINGS, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	RELATED PARTY TRANSACTIONS — CONTINUED

UOP, WRI and VLH are all single member LLCs with the same member, who also serves as President and Chief Operating Officer of each LLC. The member made contributions of $6,184 and $-0- in 2007 and 2006, respectively, and received distributions of $14,000 and $34,000 in 2007 and 2006, respectively.

NOTE 8 —	COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental or other authorities or others against it, or any of its executive officers or directors relating to the services on the Company’s behalf.

NOTE 9 —	VARIABLE INTEREST ENTITY

The combined financial statements include the consolidation of VLH with UOP, as VLH has been deemed to be a variable interest entity as UOP has been deemed to be the primary beneficiary of that variable interest entity. VLH’s assets and liabilities consist primarily of land and a mortgage note payable on the land. Its operations consist of rental income on the land from UOP and related operating expenses. UOP leases the land upon which its facility operates from VLH. In addition, the sole member of UOP is the sole member of VLH. VLH’s activities support the operations of UOP and do not have sufficient equity at risk to remain viable without the support of UOP.

NOTE 10 —	SUBSEQUENT EVENTS

On January 24, 2008, the assets, including the intellectual property, of WRI were sold to Converted Organics Inc (the “Buyer”), a publicly held company. This acquisition will allow the Buyer to be the exclusive owner of a proprietary technology and process known as the High Temperature Liquid Composting (“HTLC”) system. The HTLC processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid to WRI’s member with a 7% short-term note that matures on May 1, 2008. Interest on that note is payable monthly. In addition, the purchase agreement provides for one-time future technology payments of $5,500 per ton, when and if, additional tons of waste-processing capacity are added to the Buyers existing current or planned capacity, using the acquired technology. These payments are capped at $7.0 million, with no minimum.

In addition, WRI had begun discussion with a third party to explore the possibility of building a facility to convert fish waste into organic fertilizer using the HTLC technology. The Buyer plans to continue those negotiations and if successful the Buyer will be required to pay 50% of its profits to the former owner, now an employee of the Buyer, that are earned from such a facility. Payments, if any, made on the outcome of such negotiations will be applied towards the $7.0 million cap that was discussed above.

Also on January 24, 2008, the net assets of UOP were sold to Converted Organics of California, LLC, a wholly-owned subsidiary of the Buyer. With this acquisition, the Buyer acquired a leading liquid fertilizer product line, as well as a state-of-the-art production facility that services the West coast agribusiness customer base through established distribution channels. The purchase price of $2.5 million was paid in cash of $1.5 million and a note payable of $1 million. The note matures on February 1, 2011, and has an interest rate of 7%, payable monthly in arrears.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants on accounting and financial disclosures.

ITEM 8A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and under the supervision of its Principal Executive Officer and Principal Financial Officer, reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal year covered by this report. Based upon their evaluation, the Company’s principal executive and financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that occurred during the period of our evaluation or subsequent to the date we carried out our evaluation which have significantly affected, or are reasonably likely to significantly affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The information required by Item 9 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption “Directors and Executive Officers” in the Company’s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Our 2006 Stock Option Plan (“Option Plan”) currently authorizes the grant of up to 666,667 shares of common stock (subject to adjustment for stock splits and similar capital changes) in connection with restricted stock awards, incentive stock option grants and non-qualified stock option grants. Employees and, in the case of nonqualified stock options, directors, consultants or any affiliate are eligible to receive grants under our plans. The Option Plan was approved by our board of directors and by our shareholders on June 15, 2006. Under the Option Plan, the option exercise price generally shall be no less than 110% or no less than 100%, depending upon the optionee and the reason for which the option was granted, of the Fair Market Value (defined in the Option Plan) per share on the date of grant. The options immediately vest at the date the options are granted and expire after ten years, except that incentive stock options granted to an optionee that owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company expire five years from the date of grant.

Equity Compensation Plan Information

Number of Securities
Remaining Available
		Weighted-Average	for Future Issuance
	Number of Securities to be	Exercise Price of	Under Equity
	Issued Upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	653,000	$3.75	13,667
Equity compensation plans not approved by security holders	—	—	—

Total	653,000	$3.75	13,667

The rest of the information required by Item 11 is incorporated by reference to the information appearing under the caption “Security Ownership” in the Company’s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 12 is incorporated by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

ITEM 13.	EXHIBITS

Exhibit
Number		Description

1.1		Underwriting Agreement between the Registrant and Paulson Investment Company, Inc., dated February 13, 2007 (incorporated by reference to Exhibit 1.1 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
2.1		Asset Purchase Agreement between the Registrant and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed January 29, 2008)
2.2		Asset Purchase Agreement between the Registrant and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)
3.1		Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed June 21, 2006)
3.2		Registrant’s Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed June 21, 2006)
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form SB-2/A filed January 25, 2007)
4.2		Form of Class A Warrant (incorporated by reference to Exhibit A to Exhibit 4.5 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.3		Form of Class B Warrant (incorporated by reference to Exhibit B to Exhibit 4.5 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.4		Form of Unit Certificate (incorporated by reference to Exhibit 4.4 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.5		Warrant Agreement between the Registrant and Computershare Shareholder Services, Inc. and Computershare Trust Company N.A., dated February 16, 2007 (incorporated by reference to Exhibit 4.5 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.6		Form of Representative’s Purchase Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed June 21, 2006)
4.7		Registration Rights Agreement between the Registrant and Professional Offshore Opportunity Fund, Ltd., Professional Traders Fund, LLC and High Capital Funding, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.06 to our current report on Form 8-K filed January 29, 2008)
4.8		Loan and Securities Purchase Agreement between the Registrant and each of Professional Offshore Opportunity Fund, Ltd., Professional Traders Fund, LLC and High Capital Funding, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.10 to our current report on Form 8-K filed January 29, 2008)
4.9		Secured Convertible Debenture to High Capital Funding, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.07 to our current report on Form 8-K filed January 29, 2008)
4.11		Secured Convertible Debenture to Professional Offshore Opportunity Fund, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.09 to our current report on Form 8-K filed January 29, 2008)
10.1		Form of Bridge Loan Documents dated March 2, 2006 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed June 21, 2006)
10	.1A	Form of Bridge Loan Documents dated April 11, 2006 (incorporated by reference to Exhibit 10.1A to our Registration Statement on Form SB-2 filed June 21, 2006)

Exhibit
Number		Description

10.2		2006 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.3		Service Agreement between the Registrant and ECAP, LLC, dated March 1, 2006 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.4		Lease Agreement between the Registrant and Recycling Technology Development, LLC, dated June 2, 2006 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 filed June 21, 2006)
10	.4A	Amendment to the Lease Agreement between the Registrant and Recycling Technology Development dated January 18, 2007 (incorporated by reference to Exhibit 10.4A to our Form SB-2/A filed January 25, 2007)
10.5		Employment Agreement between the Registrant and Edward J. Gildea, dated March 2, 2006 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.6		Employment Agreement between the Registrant and Thomas R. Buchanan, dated March 2, 2006 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.7		Employment Agreement between the Registrant and John A. Walsdorf, dated March 2, 2006 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.8		Employment Agreement between the Registrant and John P. Weigold, dated March 2, 2006 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.9		Agreement between the Registrant and Weston Solutions, Inc., dated May 29, 2003 and modification dated October 6, 2004 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.10		IBR Plant License Agreement between International Bio Recovery Corporation and Mining Organics Management LLC, dated July 15, 2003 (incorporated by reference to Exhibit 10.10 to our Form SB-2/A filed July 5, 2006)
10.11		Revision dated February 9, 2006 to IBR Plant License Agreement dated July 15, 2003 (incorporated by reference to Exhibit 10.11 to our Form SB-2/A filed July 5, 2006)
10.12		Employment Agreement between the Registrant and Peter Townsley (incorporated by reference to Exhibit 5.01 to our current report on Form 8-K filed January 29, 2008)
10.13		Security Agreement between the Registrant and Professional Offshore Opportunity Fund, Ltd., Professional Traders Fund, LLC and High Capital Funding, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.11 to our current report on Form 8-K filed January 29, 2008)
10.14		Secured Convertible Promissory Note in favor of United Organic Products, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.04 to our current report on form 8-K filed January 29, 2008)
10.15		Secured Promissory Note in favor of Waste Recovery Industries, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.05 to our current report on form 8-K filed January 29, 2008)
*23	.1	Consent of Carlin, Charron & Rosen, LLP
*31	.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
*31	.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
*32	.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an Exhibit herein.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing under the caption “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.

By:	/s/ Edward J. Gildea
Name:     Edward J. Gildea

Title:	President, Chief Executive Officer, Chairman of the Board

Date: March 27, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward J. Gildea
Name:     Edward J. Gildea

Title:	President, Chief Executive Officer, Chairman of the Board

Date: March 27, 2008

By:	/s/ David R. Allen
Name:     David R. Allen

Title:	Chief Financial Officer, Executive Vice President

Date: March 27, 2008

By:	/s/ Peter Townsley
Name:     Peter Townsley

Title:	Executive Vice President, Chief Technology Officer, Director

Date: March 27, 2008

By:	/s/ Ellen P. Geoffrey
Name:     Ellen P. Geoffrey

Title:	Chief Accounting Officer

Date: March 27, 2008

By:	/s/ Robert E. Cell
Name:     Robert E. Cell

Title:	Director

Date: March 27, 2008

By:	/s/ John P. DeVillars
Name:     John P. DeVillars

Title:	Director

Date: March 27, 2008

By:	/s/ Edward A. Stoltenberg
Name:     Edward A. Stoltenberg

Title:	Director

Date: March 27, 2008