Form 10KSB/A
period 2007-12-31
Converted Organics Inc.
filed 2008-05-08
CIK 1366340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

Transitional Small Business Disclosure Format:  Yes ☐     No ☑

i

Explanatory Note

Converted Organics Inc. (“Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB (“Amended Report”) for the year ended December 31, 2007 to revise the pro forma financial information disclosed in its original Annual Report on Form 10-KSB (“Form 10-KSB”) filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2008 and to change the cover page of the Form 10-KSB to indicate the future disclosure in the Company’s proxy statement of a delinquent filer pursuant to Item 405 of Regulation S-B. The revised pro forma information is included in Item 1. Description of Business — Pro Forma Financial Information and in Note 12 to the Consolidated Financial Statements. Complete pro forma financial information is available in the Company’s Form 8-K/A filed on May 8, 2008. In addition, the Amended Report addresses comments received by the Company from the SEC’s staff subsequent to the filing of the Form 10-KSB, which include revisions to the information provided in Item 6. Management’s Discussion and Analysis or Plan of Operations — Liquidity and Capital Resources and Critical Accounting Policies and Estimates. The above described changes had no affect on the Company’s financial position or results of operations. This Amended Report does not reflect events occurring after the filing of the Form 10-KSB on March 28, 2008 nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-KSB have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

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

Pro Forma Financial Information

The unaudited pro forma consolidated condensed balance sheet information as of December 31, 2007 gives effect to the acquisition of UOP’s and WRI’s assets and liabilities and the related debt issuances and private financing agreements as if these transactions had occurred on December 31, 2007, and the unaudited pro forma consolidated condensed statement of operations for the year ended December 31, 2007 give effect to the acquisition and the financing as if they had occurred on January 1, 2007.

The pro forma consolidated condensed financial information is based upon available information and certain assumptions that we believe are reasonable. The unaudited pro forma consolidated condensed financial information does not purport to represent what our financial condition or results of operations would actually have been had these transactions in fact occurred as of the dates indicated above or to project our results of operations for the period indicated or for any other period.

2007

Revenues (in thousands)	1,423
Net loss (in thousands)	(4,879)
Net loss per share — basic and diluted	(1.40)
Current assets (in thousands)	5,421
Total assets (in thousands)	28,289
Current liabilities (in thousands)	(6,382)
Total liabilities (in thousands)	(23,971)
Total equity (deficit) (in thousands)	4,318

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

The Company is obligated to pay IBRC an aggregate royalty equal to nine percent of the future gross revenues from the sale of product produced by the Woodbridge facility. The license agreement containing this royalty provision may be terminated at IBRC’s option, if the Company does not commence continuous operations at the Woodbridge facility, as defined in the license agreement, by February 1, 2009. The Company is also obligated to purchase IBRC’s patented macerators and shearators, as specified by or supplied by IBRC or Shearator Corporation for use at the Woodbridge facility.

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

Introduction

Converted Organics Inc. is transitioning from a development stage company (first reported revenues were in February 2008) to a fully operational company that constructs and operates processing facilities that will use food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. In addition to our current sales in the agribusiness market, we plan to sell and distribute our products in the turf management and retail markets. We have hired experienced sales personal in these markets and have begun to aggressively introduce the product to the marketplace. As of March 26, 2008, we had secured expressions of interest for approximately 55% of the output from our planned Woodbridge facility. We have obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the landlord is modifying and that we will equip as our first internally constructed organic waste conversion facility. We currently have no operations at that facility and do not expect to generate revenue from that facility until it is operational, which the Company expects will be in the second quarter of 2008. When fully operational, the Woodbridge facility is initially expected to process approximately 78,000 tons of organic food waste and produce approximately 7,500 tons of dry product and 6,700 tons of liquid concentrate annually. On January 24, 2008, we acquired the Gonzales facility, which is operational and began to generate revenue in February 2008. We plan to add capacity to the Gonzales plant during the first 9 months of 2008, whereby the plant will produce approximately three times its current production and will be capable of producing both liquid and solid products. In addition, we have an option, expiring in January 2011, on a long-term lease for a facility in Rhode Island obtained for a fee of $20,000. Permits have not been issued nor has construction begun at the Rhode Island location and it is not expected to begin until some time in the future.

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

We expect the Gonzales facility to generate revenue commencing in the first quarter of 2008 and we plan to increase the revenue produced from the Gonzales facility by increasing its production capacity. We intend to fund the build out needed to increase capacity at the Gonzales facility from the $4.5 million received from the January 2008 financing. We expect that the revenue generated from the Gonzales facility will be sufficient to sustain its operation regardless of whether we are able to increase capacity. If capacity is increased, we expect the revenue from the Gonzales facility for the year to offset some of the losses we expect to incur in connection with the start up of the Woodbridge facility and remainder of the Company’s operations. However, the revenue will not be sufficient to offset all of the anticipated losses.

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

We currently have manufacturing capabilities in our Gonzales facility as a means to generate revenues and cash. In addition, approximately $14.6 million of the net proceeds from our February 2007 equity and bond offerings, together with the $4.6 million of lease financing provided by the landlord, will be used to build our Woodbridge facility, which is expected to be completed in the second quarter of 2008. We believe that the remaining $10.8 million net proceeds from the equity and bond offerings, along with the proceeds of the exercise of our publicly held Class A Warrants, which totaled approximately $6 million as of March 26, 2008, and revenues from the Gonzales facility, will be sufficient to sustain our operations until the Woodbridge facility is completed, and, if the completion is delayed, until at least the end of 2008. We do not expect to need to raise additional funds in the next 12 months as the revenue from the Gonzales operations and the cash received from warrant exercises, to date, coupled with the restricted cash set aside for the Woodbridge operation are expected to be sufficient to fund our current operations until the plant in Woodbridge is fully operational and until the Gonzales facility build out is complete. Notwithstanding the foregoing, we will be required to raise additional funds in order to build our planned facility in Rhode Island, to refinance our current debt, or if we were to encounter unexpected expenses in connection with our operations. We do not have any commitments for additional equity or debt funding, and, moreover, we would not be permitted to borrow any future funds unless we obtain the consent of the bondholders of the New Jersey Economic Development Bonds.

We issued 1,800,000 Class A warrants as part of our initial public offering. We also issued an additional 293,629 Class A warrants and 375,000 Class A warrants as part of the February 16, 2007 and January 24, 2008 financings, respectively. The exercise price of each Class A warrant is $8.25 per share. The Class A warrants expire on February 16, 2011, but if the warrants are not exercisable at that time because a current registration statement for the underlying shares is not available, then the expiration date will be extended for 30 days following notice from us that the warrants are again exercisable. Nevertheless, there is a possibility that the warrants will never be exercised when in-the-money or otherwise, and that we will never receive cash in connection with the exercise of the warrants. In the first quarter of 2008, 686,836 of the Class A warrants were voluntarily exercised, providing us with approximately $6 million in cash. Commencing January 2008, the remaining 1,781,793 Class A warrants (1,113,164 from the initial public offering, 293,629 from the February 2007 financing, and 375,000 from the January 2008 financing) were redeemable by us, at a redemption price of $0.25 per warrant, if the closing price of our common stock, as reported on the Nasdaq Capital Market, equaled or exceeded $9.35 for five consecutive trading days. We are required to provide 30 days’ prior written notice to the Class A warrant holders of our intention to redeem the warrants. We have not provided notice of our intention to redeem the warrants because we have agreed with our Bridge financing lenders and the lenders in the January 24, 2008 financing that we would not redeem the warrants until a registration statement was in effect with respect to all of the Class A warrants and such a registration statement is not yet in effect. We also issued 1,800,000 Class B warrants as part of our initial public offering, and 293,629 Class A warrants and 375,000 Class A warrants as part of the February 16, 2007 and January 24, 2008 financings, respectively, all of which have the same expiration date as the Class A warrants. These warrants are not redeemable by us, and as such, we can provide no assurance that they will ever be exercised.

In January 2008, we borrowed $4,500,000 pursuant to the Financing to fund the acquisition of net assets purchased from WRI and UOP, to expand the Gonzales facility acquired from UOP, and to provide working capital. See “Introduction” above. We expect the funds raised from the Financing to be sufficient to add capacity to the Gonzales facility. The failure to add capacity to the Gonzales facility, or any delays in completing such expansion, will inhibit the profitability of the Gonzales facility, and therefore reduce the offset to the losses we are generating in other parts of our operations. Although we expect the Gonzales facility to be cash flow neutral even if the new capacity is not added, we do not expect that the Gonzales facility will provide any significant cash flow from operations without the additional capacity.

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

The following is a brief discussion of our critical accounting policies and methods, and the judgments and estimates used by us in their application:

Share-Based Compensation

We account for equity instruments exchanged for services in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Under the provisions of SFAS No. 123R, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period. Stock options in 2006 were calculated at the date of grant using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.07%; no dividend yield; expected volatility factor of 38.816%; and an expected term of five years. The fair value for the 10,000 immediately vesting stock options granted in 2007 was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions; risk-free interest rate of 4.9%; no dividend yield; expected volatility factor of 16.9%; and an expected term of five years. Estimates and judgements used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as the results of our operations and other economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

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

Other long-lived assets, such as identifiable intangible assets, are amortized over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the assets may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the assets’ carrying cost over its fair value. As described above, there is inherent subjectivity involved in estimating future cash flows, which can have a significant impact on the amount of any impairment. Also, if market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result we may be required to recognize impairment charges in the future. Estimates and judgements used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as the results of our operations and other economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

Capitalization of Interest Costs

We have capitalized interest costs, net of certain interest income, in accordance with Statement of Financial Accounting Standards No. 62, “Capitalization of Interest Cost Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants,” related to its New Jersey Economic Development Authority Bonds in the amount of

$403,572 and $-0- as of December 31, 2007 and December 31, 2006, respectively. Capitalized interest costs are included in construction in progress on the consolidated balance sheets.

Construction in Progress

Construction in progress includes amounts incurred for construction costs, equipment purchases and capitalized interest costs related to the construction of the Company’s Woodbridge facility.

Restricted Cash

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

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			From Inception
			(May 2, 2003)
			through
	Year Ended December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,084,012)	$(3,726,761)	$(10,374,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset — license	16,500	16,500	74,250
Amortization of capitalized bond costs	43,696	—	43,696
Amortization of deferred financing fees	18,733	85,750	104,483
Amortization of discount on bridge loan	—	757,500	757,500
Stock option compensation expense	5,929	1,018,705	1,024,634
Compensation expense pursuant to common stock issued to founders at incorporation	—	73	73
Stock issued for extension of bridge financing	178,048	—	178,048
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(144,329)	(207,003)	(351,332)
Deposits	(350,000)	—	(350,000)
Increase (decrease) in:
Accounts payable and other accrued expenses	71,191	283,039	679,073
Accrued compensation — officers, directors and consultants	97,781	300,000	397,781
Accrued interest	488,271	86,929	630,890

Net cash used in operating activities	(3,658,192)	(1,385,268)	(7,185,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	6,050,199	—	6,050,199
Purchase of license	—	—	(660,000)
Deposit on license	(139,978)	—	(139,978)
Capitalized interest	(403,572)	—	(403,572)
Construction costs	(4,543,495)	—	(4,543,495)
Restrictions of cash	(20,646,611)	—	(20,646,611)

Net cash used in investing activities	(19,683,457)	—	(20,343,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from bond financing (Note 3)	16,546,625	—	16,546,625
Net proceeds from initial public offering of stock (Note 6)	8,859,784	—	8,859,784
Proceeds from term notes	89,170	—	589,170
Members’ contributions	—	—	2,344,700
Proceeds from demand notes	—	250,000	250,000
Proceeds from bridge loan, net	—	1,464,250	1,464,250
Members’ distributions	—	—	(7,460)
Payments made for deferred issuance costs	(42,916)	(262,500)	(340,416)
Repayment of term notes	(125,000)	—	(125,000)
Repayment of demand notes	(250,000)	—	(250,000)
Repayment of bridge loan	(1,515,000)	—	(1,515,000)

Net cash provided by financing activities	23,562,663	1,451,750	27,816,653

NET INCREASE IN CASH	221,014	66,482	287,867
CASH, beginning of period	66,853	371	—

CASH, end of period	$287,867	$66,853	$287,867

Supplemental cash flow information:
Cash paid during the period in:
Interest	$908,456	$—	$1,031,572
Non-cash financing activities:
Deferred financing and issuance costs	$—	$440,098	$440,098
Discount for the bridge equity units	—	757,500	757,500
Issuance costs paid from proceeds of initial public offering	1,040,216	—	1,040,216
Issuance costs paid from proceeds of bond financing	953,375	—	953,375

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

Pursuant to a license agreement with an effective date of July 15, 2003 and amended effective February 9, 2006, the Company entered into an exclusive license to use its Enhanced Autogenous Thermophylic Aerobic Digestion process (EATAD) technology for the design, construction and operation of facilities for the conversion of food waste into solid and liquid organic material. The license is recorded at its acquisition cost of $660,000 less accumulated amortization of $74,250 and $57,750 as of December 31, 2007 and 2006, respectively. Amortization is provided using the straight-line method over the life of the license. Amortization expense for the years ended December 31, 2007 and 2006, and cumulative from inception (May 2, 2003) to December 31, 2007, was $16,500,

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

BRIDGE LOANS PAYABLE

On March 2, 2006, the Company completed a $500,000 bridge loan (“Bridge Loan”) from lenders (“Bridge Noteholders”) to help meet the Company’s working capital needs. The bridge loan accrued interest at an annual rate of 8%, which increased to 18% after October 16, 2006 under the terms of the loans and which was payable in arrears quarterly, and was originally due and payable on the earlier of October 16, 2006 or the completion of a public offering of equity securities (“Qualified Public Offering”). The bridge loan was refinanced with an extended maturity date of February 19, 2007 or the completion of a Qualified Public Offering. The placement agent for the bridge loan received a commission equal to 5% of the gross proceeds. The Company received the $500,000 bridge loan net of the commission to the placement agent of $25,000. The Company has classified this cost as a deferred financing cost.

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

2007, the Company would be obligated to issue to the bridge lenders a number of units commensurate with a market value of $1,515,000. Since they were of equal value, the $1,515,000 was allocated 50% to the Bridge Loans and 50% to the Bridge Equity Units. The Bridge Equity Units of $757,500 were accounted for as paid-in capital. The Bridge Loans of $1,515,000 were recorded on the balance sheet net of the $757,500 discount on the Bridge Loans. The discount for the Bridge Equity Units ($757,500) was amortized into interest expense over the original life of the Bridge Loans. For the year ended December 31, 2007, the Company recorded $757,500 in interest expense related to the amortization of this discount.

On February 16, 2007 the Company completed its initial public offering and issued 293,629 Bridge Equity Units to the Bridge Noteholders. In addition, the Company and the Bridge Noteholders, agreed under the terms of a concurrent bond offering at the time of the initial public offering, not to repay the principal or accrued interest on the Bridge Notes at that time.

The Company had $1,515,000 of outstanding Bridge Loans that accrued interest at a rate of 8% from March 2, 2006 to October 16, 2006 and 18%, thereafter, which under the terms of the loans, were to be repaid on the earlier of February 19, 2007 or the date of the Company’s initial public offering. Due to certain covenants relating to the offering of bonds on February 16, 2007, which prohibited the Company from repaying these bridge loans, the Company entered into an agreement whereby it could repay the Bridge Loans if the Bridge Noteholders agreed to obtain a letter of credit in favor of the Company. The Company reached agreements with the Bridge Noteholders and the demand note lender to repay the entire principal and accrued interest on these debts. The principal of the Bridge Loans of $1,515,000 plus accrued interest of approximately $160,000, along with principal of the demand note of $150,000 plus accrued interest of approximately $7,000, was repaid by the Company on May 23, 2007 from unrestricted cash. In addition, for the various term extensions granted by the Bridge Noteholders, the Company issued approximately 56,000 shares of common stock, which represents 10% of the principal and interest repaid, divided by the five-day average share price prior to repayment of the debt. The statements of operations includes interest expense of $178,048 related to the issuance of this stock.

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

Economic Development Authority Bonds. Direct financing costs related to this issuance totaled $953,375, which have been capitalized and are being amortized over the term of the bonds. The bonds carry a stated interest rate of 8% and mature on August 1, 2027. The bonds are secured by a leasehold mortgage and a first lien on the equipment of the Subsidiary. In addition, the Subsidiary has agreed to, among other things, establish a fifteen month capitalized interest reserve and to comply with certain financial statement ratios. Converted has provided a guarantee to the bondholders on behalf of its wholly-owned Subsidiary for the entire bond offering.

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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

In addition to the Company’s IBRC commitment (Note 4) and operating lease commitment for its headquarters (Note 10), the Company signed a lease during June 2006 for its Woodbridge, New Jersey facility. The initial lease

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — COMMITMENTS AND CONTINGENCIES — Continued

term is for ten years and the Company has exercised an option for an additional ten years. Future minimum lease payments under this lease are as follows:

For years ended December 31,
2008	$934,820
2009	934,820
2010	934,820
2011	946,200
2012	959,100
2013 and thereafter	8,378,022

$13,087,782

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

ACQUISITIONS

On January 24, 2008, the Company acquired the assets, including the intellectual property, of Waste Recovery Industries, LLC (“WRI”) of Paso Robles, CA. This acquisition will allow the Company to be the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (HTLC) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short term note that matures on May 1, 2008. Interest on that note is payable monthly. In addition, the purchase price provides for future contingent payments of $5,500 per ton, when and if additional tons of waste-processing capacity are added to the Company’s existing current or planned capacity, using the acquired technology. In addition, Waste Recovery Industries, LLC had begun discussion with a third party (prior to the Company acquiring it) to explore the possibility of building a facility to convert fish waste into organic fertilizer using the HTLC technology. The Company plans to continue those negotiations and, if successful, the Company will be required to pay 50% of the Company’s profits (as defined) to the former owner, (who is now an officer of the Company) that are earned from such a facility. The contingent profit-sharing payments under this agreement will be accounted for as expenses of the appropriate period, in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” If the Company becomes obligated to make certain technology payments under its purchase

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUBSEQUENT EVENTS — Continued

agreement with WRI, the Company estimates that no such payments will be payable in the twelve months following the acquisition. Payments, if any, after that will be expensed as incurred. The maximum payments due under these arrangements is $7,000,000, with no minimum.

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

The acquisitions will be accounted for in the first quarter of fiscal 2008 using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the net assets will be recorded at their estimated fair values, and operating results will be included in our consolidated financial statements from the date of acquisition. The purchase price will be allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized in 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.

PRO FORMA CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The unaudited pro forma consolidated condensed balance sheet information as of December 31, 2007 gives effect to the acquisition of UOP’s and WRI’s assets and liabilities and the related debt issuances and private financing agreements as if these transactions had occurred on December 31, 2007, and the unaudited pro forma consolidated condensed statement of operations for the year ended December 31, 2007 give effect to the acquisition and the financing as if they had occurred on January 1, 2007.

The pro forma consolidated condensed financial information is based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma consolidated condensed financial information does not purport to represent what the Company’s financial condition or results of operations would actually have been had these transactions in fact occurred as of the dates indicated above or to project the Company’s results of operations for the period indicated or for any other period.

2007

Revenues (in thousands)	1,423
Net loss (in thousands)	(4,879)
Net loss per share — basic and diluted	(1.40)
Current assets (in thousands)	5,421
Total assets (in thousands)	28,289
Current liabilities (in thousands)	(6,382)
Total liabilities (in thousands)	(23,971)
Total equity (deficit) (in thousands)	4,318

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	SUBSEQUENT EVENTS — Continued

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

NOTE 13 — MANAGEMENT’S PLAN OF OPERATION

Commencing February 1, 2008, the Company has begun to recognize revenue from the plant that was acquired from United Organics Products, LLC (Note 12) and may determine that it is no longer a development stage company. The funds received from the private financing completed on January 24, 2008 provides sufficient cash to complete the acquisitions and will allow the Company to make improvements to the California facility to further increase product output from that plant. It is anticipated that these improvements will begin in the second quarter of 2008 and will be completed shortly thereafter. The Company anticipates that revenue will be generated while the upgrades are being made to the California plant as the work can be done while operations continue. In addition, the Company is scheduled to open its Woodbridge, New Jersey facility in the second quarter of 2008 which will provide additional revenue to the Company. The Company believes that approximately $6.0 million (Note 12) received from the exercise of some of its warrants will provide sufficient working capital during the remaining construction phase and will allow the Company to begin to hire additional staff and to provide working capital to meet the needs of the organization for at least the next twelve months. The Company has also taken an option on a lease in Rhode Island and is in the planning and development stage with respect to that facility; however, in order for construction to begin on that facility the Company would need to obtain certain operating permits and secure construction funding.

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

Date: May 8, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward J. Gildea
Name:     Edward J. Gildea

Title:	President, Chief Executive Officer, Chairman of the Board

Date: May 8, 2008

By:	/s/ David R. Allen
Name:     David R. Allen

Title:	Chief Financial Officer, Executive Vice President

Date: May 8, 2008

By:	/s/ Peter Townsley
Name:     Peter Townsley

Title:	Executive Vice President, Chief Technology Officer, Director

Date: May 8, 2008

By:	/s/ Ellen P. Geoffrey
Name:     Ellen P. Geoffrey

Title:	Chief Accounting Officer

Date: May 8, 2008

By:	/s/ Robert E. Cell
Name:     Robert E. Cell

Title:	Director

Date: May 8, 2008

By:	/s/ John P. DeVillars
Name:     John P. DeVillars

Title:	Director

Date: May 8, 2008

By:	/s/ Edward A. Stoltenberg
Name:     Edward A. Stoltenberg

Title:	Director

Date: May 8, 2008