Form 10-Q
period 2008-03-31
Converted Organics Inc.
filed 2008-05-15
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: March 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from:                      to
Commission file number: 333-120908
Converted Organics Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-4075963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7A Commercial Wharf W, Boston, MA 02110
(Address of principal executive offices) (Zip Code)
(617) 624-0111
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☑     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2008, there were 5,528,010 shares of our common stock outstanding.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	3

Consolidated Statements of Operations, for the three month periods ended March 31, 2008 and 2007 and cumulative from inception (May 3, 2003) to March 31, 2008 (unaudited)	4

Consolidated Statements of Changes in Owners’ Equity (Deficiency) — Cumulative from Inception (May 3, 2003) to March 31, 2008 (unaudited)	5

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and 2007 and cumulative from inception (May 3, 2003) to March 31, 2008 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION	32

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

Item 1. Financial Statements
CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$7,632,585	$287,867
Restricted cash	1,184,445	2,590,053
Accounts receivable	103,988	—
Inventories	16,462	—
Prepaid rent	326,352	190,600
Other prepaid expenses	133,716	40,282
Interest receivable	30,178	55,450

Total current assets	9,427,726	3,164,252

Deposits	571,338	554,978
Restricted cash	10,702,479	12,006,359
Property and equipment, net	2,997,999	—
Construction in progress	7,562,378	4,947,067
Capitalized bond costs, net	897,761	909,679
Intangible assets, net	1,081,625	585,750
Deferred financing and issuance costs, net	280,792	8,642

Total assets	$33,522,098	$22,176,727

LIABILITIES AND OWNERS’ EQUITY
CURRENT LIABILITIES
Term notes payable — current	$375,000	$375,000
Accounts payable	1,988,831	898,270
Accrued compensation, officers, directors and consultants	319,014	397,781
Accrued legal and other expenses	373,773	199,261
Accrued interest	346,686	630,890
Note payable	2,320,813	—
Convertible note payable — current	309,849	—
Promissory note	500,000	—
Mortgage payable	254,290	—
Other	44,600	—

Total current liabilities	6,832,856	2,501,202

Term note payable	89,170	89,170
Convertible note payable, net of current portion	630,745	—
Bonds payable	17,500,000	17,500,000

Total liabilities	25,052,771	20,090,372

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

OWNERS’ EQUITY
Preferred stock, $.0001 par value, authorized 25,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 75,000,000 shares	552	423
Additional paid-in capital	21,214,816	12,460,357
Member’s equity	28,549	—
Deficit accumulated during the development stage	(12,774,590)	(10,374,425)

Total owners’ equity	8,469,327	2,086,355

Total liabilities and owners’ equity	$33,522,098	$22,176,727

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			from inception
			(May 2, 2003)
	Three months ended		through
	March 31, 2008	March 31, 2007	March 31, 2008
Revenues	$260,043	$—	$260,043

Cost of good sold	221,996	—	221,996

Gross profit	38,047	—	38,047

Operating expenses
General and administrative expenses	1,587,222	694,095	8,056,162
Research and development	127,847	26,725	2,451,660
Amortization of license	4,125	4,125	78,375

Loss from operations	(1,681,147)	(724,945)	(10,548,150)

Other income/(expenses)
Interest income	128,820	115,915	953,286
Depreciation expense	(3,838)	—	(3,838)
Amortization of capitalized costs	(86,249)	(7,945)	(234,428)
Interest expense	(753,167)	(263,644)	(2,936,876)

	(714,434)	(155,674)	(2,221,856)

Loss before provision for income taxes	(2,395,581)	(880,619)	(12,770,006)

Provision for income taxes	—	—	—

Net loss	$(2,395,581)	$(880,619)	$(12,770,006)

Net loss per share, basic and diluted	(0.51)	(0.37)

Weighted average common shares outstanding	4,677,664	2,405,317

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY
Years ended December 31, 2007 and 2006 and cumulative from inception (May 2, 2003) to March 31, 2008
					Deficit
	Common Stock				Accumulated	Total
	Shares Issued and		Additional	Members’	During the	Owners’ Equity
	Outstanding	Amount	Paid-in Capital	Equity	Development Stage	(Deficiency)
Balance at inception (May 2, 2003)	—	$—	$—	$—	$—	$—
Members’ contributions	—	—	—	2,344,700	—	2,344,700
Members’ distributions	—	—	—	(7,460)	—	(7,460)
Net loss	—	—	—	—	(2,563,652)	(2,563,652)

Balance, December 31, 2005	—	—	—	2,337,240	(2,563,652)	(226,412)

Recapitalization of members’ equity	600,000	60	2,337,180	(2,337,240)	—	—
Issuance of common stock to founders	733,333	73	—	—	—	73
Issuance of stock options	10,702,479	—	1,018,705	—	—	1,018,705
Bridge loan rights	—	—	757,500	—	—	757,500
Net loss	—	—	—	—	(3,726,761)	(3,726,761)

Balance, December 31, 2006	1,333,333	133	4,113,385	—	(6,290,413)	(2,176,895)

Issuance of common stock and warrants in connection with the Company’s initial public offering, net of issuance costs of $1,736,715	1,800,000	180	8,163,105	—	—	8,163,285
Common stock and warrants issued in connection with bridge units	293,629	29	(29)	—	—	—
Common stock issued in connection with extension of bridge financing	55,640	6	178,042	—	—	178,048
Issuance of stock options	—	—	5,929	—	—	5,929
Stock dividends	747,296	75	(75)	—	—	—
Net loss	—	—	—	—	(4,084,012)	(4,084,012)

Balance, December 31, 2007	4,229,898	$423	$12,460,357	$—	$(10,374,425)	$2,086,355

Consolidation of variable interest entity (Unaudited)	—	—	—	23,965	—	23,965
Common stock issued upon exercise of warrants (Unaudited)	894,873	89	5,994,863	—	—	5,994,952
Common stock issued upon exercise of options (Unaudited)	140,000	14	524,896	—	—	525,000
Warrants issued in connection with financing (Unaudited)	—	—	2,227,500	—	—	2,227,500
Beneficial conversion feature — convertible note (Unaudited)	—	—	7,136	—	—	7,136
Stock dividend (Unaudited)	263,239	26	(26)	—	—	—
Net income (loss) (Unaudited)	—	—	—	4,584	(2,400,165)	(2,395,581)

Balance, March 31, 2008	5,528,010	$552	$21,214,816	$28,549	$(12,774,590)	$8,469,327

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cumulative
			from inception
			(May 2, 2003)
	Three Months Ended		through
	March 31, 2008	March 31, 2007	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,395,581)	$(880,619)	$(12,770,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Consolidation of variable interest entity	6,164	—	6,164
Amortization of intangible asset — license	4,125	4,125	78,375
Amortization of capitalized bond costs	11,918	7,945	55,614
Amortization of deferred financing fees	72,850	—	177,333
Amortization of discount on bridge loan	—	—	757,500
Depreciation and amortization of fixed assets	38,379	—	38,379
Amortization of beneficial conversion feature	2,658	—	2,658
Amortization of discounts on private financing	498,313	—	498,313
Stock option compensation expense	—	—	1,024,634
Compensation expense pursuant to common stock issued to founders at incorporation	—	—	73
Stock issued for extension of bridge financing	—	—	178,048
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(75,286)	—	(75,286)
Inventories	(5,348)	—	(5,348)
Prepaid expenses and other current assets	(219,186)	(17,006)	(570,518)
Other assets	5,272	—	5,272
Deposits	(25,360)	(350,000)	(375,360)
Increase (decrease) in:
Accounts payable and other accrued expenses	1,040,160	(557,466)	1,719,233
Accrued compensation — officers, directors and consultants	(78,767)	—	319,014
Accrued interest	(284,204)	259,452	346,686

Net cash used in operating activities	(1,403,893)	(1,533,569)	(8,589,222)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	2,709,488	—	8,759,687
Cash paid for acquisitions	(1,500,000)	—	(1,500,000)
Purchase of fixed assets	(25,590)	—	(25,590)
Capitalized interest	(184,481)	—	(588,053)
Construction costs	(2,430,830)	(254,875)	(6,974,325)
Restrictions of cash	—	(20,646,611)	(20,646,611)
Purchase of license	—	—	(660,000)
Deposit on license	—	—	(139,978)

Net cash used in investing activities	(1,431,413)	(20,901,486)	(21,774,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from bond financing	—	16,546,625	16,546,625
Net proceeds from initial public offering of stock	—	8,909,784	8,859,784
Net proceeds from exercise of warrants	5,994,952	—	5,994,952
Net proceeds from exercise of options	525,000	—	525,000
Proceeds from term notes	—	—	589,170
Members’ contributions	—	—	2,344,700
Proceeds from demand notes	—	—	250,000
Proceeds from bridge loan, net	—	—	1,464,250
Proceeds from private financing, net of original issue discount and financing costs	3,715,000	—	3,715,000
Members’ distributions	—	—	(7,460)
Payments made for deferred issuance costs	—	(15,541)	(340,416)
Repayment of term notes	—	(125,000)	(125,000)
Repayment of demand notes	—	(100,000)	(250,000)
Repayment of bridge loan	—	—	(1,515,000)
Repayment of term notes issued for acquisition	(54,928)	—	(54,928)

Net cash provided by financing activities	10,180,024	25,215,868	37,996,677

NET INCREASE IN CASH	7,344,718	2,780,813	7,632,585

CASH, beginning of period	287,867	66,853	—

CASH, end of period	$7,632,585	$2,847,666	$7,632,585

Supplemental cash flow information:
Cash paid during the period in:
Interest	$714,077	$4,192	$837,193

Non-cash financing activities:
Financing costs paid from proceeds of private financing	$335,000	$—	$440,098
Discount for the bridge equity units	—	—	757,500
Issuance costs paid from proceeds of initial public offering	—	990,216	—
Issuance costs paid from proceeds of bond financing	—	953,375	—
Beneficial conversion discount on convertible note	7,136	—	7,136
Warrants issued in connection with financing	2,227,500	—	2,227,500
The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results as of and for the interim periods ended March 31, 2008 and 2007 and cumulative from inception (May 3, 2003) to March 31, 2008.
     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year. This Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB/A as of and for the year ended December 31, 2007 and for the period commencing from inception (May 3, 2003) to December 31, 2007.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
     Converted Organics Inc. (which is transitioning from a development stage company and is first reporting earnings in the quarter ended March 31, 2008) (the “Company”) uses food and other waste as a raw material to manufacture, sell and distribute all-natural soil amendment products combining disease suppression and nutrition characteristics. When the Company becomes fully operational, its revenues will come from two sources: product sales and tip fees. Revenue comes from the sale of the Company’s fertilizer products. The Company’s products possess a combination of nutritional, disease suppression and soil amendment characteristics. Waste haulers will pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors, and hospitality venues such as hotels, restaurants, convention centers and airports.
     Converted Organics of California, LLC, (“California”) a California limited liability company and wholly-owned subsidiary of the Company, was formed when the Company acquired the assets of United Organics Products, LLC. California operates a plant in Gonzales, California, in the Salinas Valley. California produces approximately 25 tons of organic fertilizer per day, and sells primarily to the California agricultural market. The California facility employs a proprietary method called High Temperature Liquid Composting (“HTLC”), which is the intellectual property acquired in the purchase of the assets of Waste Recovery Industries. The facility is currently being upgraded to expand its capacity and to enable it to accept larger amounts of food waste from waste haulers, earning a tip fee.
     Converted Organics of Woodbridge, LLC (“Woodbridge”), a New Jersey limited liability company and wholly-owned subsidiary of the Company, was formed for the purpose of owning, constructing and operating the Woodbridge, New Jersey facility. The Woodbridge facility is designed to service the New York-Northern New Jersey metropolitan area. The Company has begun construction of this facility and expects it to be operational at the end of the second quarter of 2008.
CONSOLIDATION
     The accompanying consolidated financial statements include the transactions and balances of Converted Organics Inc. and its wholly-owned subsidiaries, Converted Organics of California, LLC and Converted Organics of Woodbridge, LLC. The transactions and balances of Valley Land Holdings, LLC, a variable interest entity, have also been consolidated therein. All intercompany transactions and balances have been eliminated in consolidation.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
VARIABLE INTEREST ENTITY
     The financial statements include the consolidation of Valley Land Holdings, LLC (“VLH”), as VLH has been deemed to be a variable interest entity of the Company as it has been deemed to be the primary beneficiary of that variable interest entity following the acquisition of the net assets of United Organic Product, LLC. VLH’s assets and liabilities consist primarily of land and a mortgage note payable on the land on which the California facility is located. Its operations consist of rental income on the land from the Company and related operating expenses. VLH’s activities support the operations of the California facility and do not have sufficient equity at risk to remain viable without the support of the Company.
DEVELOPMENT STAGE COMPANY
     The Company is transitioning from a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it has no principal operations and minimal revenue and has not yet become fully operational. The Company began to generate revenues during the quarter ended March 31, 2008. Operations from the Company’s inception have been devoted primarily to strategic planning, raising capital, developing revenue-generating opportunities, construction of an operating facility and acquiring the net assets and integrating the operations of Converted Organics of California, LLC.
USE OF ESTIMATES
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.
CASH AND CASH EQUIVALENTS
     The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2008 and December 31, 2007.
RESTRICTED CASH
     As of March 31, 2008, the Company had remaining approximately $11,887,000 of restricted cash as required by the bond agreement. This cash was raised by the Company in its initial public offering and bond financing on February 16, 2007 and is set aside in three separate accounts consisting of $8,708,000 for the construction of the Woodbridge operating facility, $711,000 for the working capital requirements of the Woodbridge subsidiary while the facility is under construction and $2,468,000 in reserve for bond principal and interest payments along with a reserve for lease payments. The Company has classified this restricted cash as non-current to the extent that such funds are to be used to acquire non-current assets or are to be used to service non-current liabilities. Third party trustee approval is required for disbursement of all restricted funds.
ACCOUNTS RECEIVABLE
     Accounts receivable represents balances due from customers. There was no allowance for doubtful accounts deemed necessary at March 31, 2008. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
INVENTORIES
     Inventories are valued at the lower of cost or market, with cost determined by the first in, first out basis. Inventory consists primarily of raw materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves at March 31, 2008.
PREPAID RENT
     The Company has recorded prepaid rent on its consolidated balance sheets which represents the difference between actual lease rental payments made as of March 31, 2008 and December 31, 2007 and the straight line rent expense plus payments made prior to the period in which they are due recorded in the Company’s consolidated statements of operations for the quarters ended March 31, 2008 and 2007 relating to the Company’s Woodbridge, New Jersey facility.
DEPOSITS
     The company has made deposits totaling $415,000 for its Woodbridge facility in accordance with the terms of that lease and has made a deposit of $139,978 for a license at its planned Rhode Island facility. Other deposits of $16,260 consist of utility and security deposits made in the normal course of business. These amounts are recorded as noncurrent on the Company’s consolidated balance sheets.
PROPERTY AND EQUIPMENT
     Property and equipment are carried at cost. Depreciation and amortization are computed using the straight line method over the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.
CONSTRUCTION IN PROGRESS
     Construction in progress on the consolidated balance sheets includes amounts incurred for construction costs, equipment purchases and capitalized interest costs related to the construction of the Company’s Woodbridge, New Jersey facility.
CAPITALIZED BOND COSTS
     In connection with its $17.5 million bond financing on February 16, 2007, the Company has capitalized bond issuance costs of approximately $953,000 and is amortizing those costs over the life of the bond.
DEFERRED FINANCING AND ISSUANCE COSTS
     In connection with its initial public offering (IPO) on February 16, 2007, the Company incurred issuance costs totaling $1,736,715. The Company had previously capitalized issuance costs, consisting of underwriting, legal and accounting fees and printing costs cumulative totaling $696,400 and $680,958 at February 16, 2007 and December 31, 2006, respectively, in anticipation of its initial public offering. The Company also incurred additional issuance costs of $1,040,216 that was paid from the proceeds of the IPO. The total issuance costs of $1,736,715 have been netted against the $9.9 million of gross proceeds of the IPO in the statements of changes in owners’ equity.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
     In connection with its repayment of the bridge notes, the Company paid to the bridge lender a Letter of Credit fee of $27,375. The fee had been recorded as a deferred financing fee and was being amortized over the life of the Letter of Credit. However, the Letter of Credit was cancelled upon the company entering into a private financing arrangement on January 24, 2008. Accordingly the amortization of the remaining balance of $8,642 was recorded as expense on the income statement for the three months ending March 31, 2008.
     In connection with the private financing arrangement of January 24, 2008, the Company incurred legal and placement fees of $345,000, $10,000 of which was paid before December 31, 2007, and $335,000 of which were paid from the proceeds of the loan. These fees are being amortized over one year. Amortization expense of $64,208 was recorded during the three months ended March 31, 2008, related to these costs.
INTANGIBLE ASSETS
     Pursuant to a license agreement with an effective date of July 15, 2003 and amended effective date of February 9, 2006, the Company entered into an exclusive license to use its enhanced Autogenous Thermophylic Aerobic Digestion process (EATAD) technology for the design, construction and operation of facilities for the conversion of food waste into solid and liquid organic material. The license is stated at cost. Amortization is provided using the straight-line method over the life of the license, which is 40 years.
     In June 2007, the Company placed a deposit of $139,978 on a second plant license with the licensor. When received, the second license will be capitalized and amortized over its future life.
     On January 24, 2008, the Company acquired the assets, including the intellectual property, of Waste Recovery Industries, LLC (“WRI”). This acquisition included the proprietary technology and process known as the High Temperature Liquid Composting (HTLC) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The intellectual property is carried at fair value as determined in the allocation of the purchase price of WRI. The estimated useful life of the intellectual property is indefinite. The intellectual property will be reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”
REVENUE RECOGNITION
     Revenue is recognized when each of the following criteria are met:
•	Persuasive evidence of a sales arrangement exists;

•	Delivery of the product has occurred;

•	The sales price is fixed or determinable, and;

•	Collectability is reasonably assured.
     Accordingly, the Company recognizes revenue when product is shipped or services are rendered.
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
(UNAUDITED)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
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
RECENT ACCOUNTING PRONOUNCEMENTS
     There are no new accounting standards that are expected to have a significant impact on the Company.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the three month periods ended March 31, 2008 and 2007.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
RECLASSIFICATIONS
     Certain prior period amounts have been reclassified to conform to the current year presentation.
NOTE 3 — ACQUISITIONS
     On January 24, 2008, the Company acquired the assets, including the intellectual property, of Waste Recovery Industries, LLC of Paso Robles, CA. This acquisition allows the Company to be the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (HTLC) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short term note that matured on May 1, 2008 and was repaid on that date. Interest on that note was payable monthly. In addition, the purchase price provides for future contingent payments of $5,500 per ton, when and if additional tons of waste-processing capacity are added to the Company’s existing current or planned capacity, using the acquired technology.
     In addition, Waste Recovery Industries, LLC had begun discussion with a third party (prior to the Company acquiring it) to explore the possibility of building a facility to convert fish waste into organic fertilizer using the HTLC technology (the “Eureka product”). The Company plans to continue those negotiations and, if successful, the Company will be required to pay 50% of the Company’s profits (as defined) to the former owner, (who is now an officer of the Company) that are earned from the Eureka product. The contingent profit-sharing payments under this agreement will be accounted for as expenses of the appropriate period, in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” If the Company becomes obligated to make certain technology payments under its purchase agreement with WRI, the Company estimates that no such payments will be payable in the twelve months following the acquisition. Payments, if any, after that will be expensed as incurred. The maximum payments due under these arrangements is $7,000,000, with no minimum.
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
     The acquisitions have been accounted for in the first quarter of 2008 using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the net assets have been recorded at their estimated fair values, and operating results have been included in our consolidated financial statements from the date of acquisition. The purchase price has been allocated on a preliminary basis using information currently

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — ACQUISITIONS — CONTINUED
available. The allocation of the purchase price to the assets and liabilities acquired will be finalized in 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.
     The preliminary allocation of the purchase price is as follows:

Inventories — United Organic Products, LLC	$11,114
Accounts receivable — United Organic Products, LLC	28,702
Intellectual property — Waste Recovery Industries, LLC	500,000
Building — United Organic Products, LLC	668,325
Equipment and machinery — United Organic Products, LLC	2,016,772
Assumption of liabilities — United Organic Products, LLC	(224,913)

Total allocation of purchase price	$3,000,000

     The unaudited supplemental pro forma information discloses the results of operations for the current interim period and the current fiscal year up to the date of the most recent interim balance sheet presented (and for the corresponding periods in the preceding year) as though the business combination had been completed as of the beginning of the period reported on.
     The pro forma condensed consolidated financial information is based upon available information and certain assumptions that the Company believes are reasonable. The unaudited supplemental pro forma information does not purport to represent what the Company’s financial condition or results of operations would actually have been had these transactions in fact occurred as of the dates indicated above or to project the Company’s results of operations for the period indicated or for any other period.

	2008	2007
Revenues (in thousands)	$285	$356
Net loss (in thousands)	(2,424)	(1,134)
Net loss per share — basic and diluted	(.52)	(.33)

Current assets (in thousands)	9,428	5,252
Total assets (in thousands)	33,522	31,968
Current liabilities (in thousands)	(6,832)	(7,077)
Total liabilities (in thousands)	(25,053)	(24,577)
Total equity (deficit) (in thousands)	8,469	7,391

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —CONTINUED
(UNAUDITED)
NOTE 4 — FIXED ASSETS
     The Company’s fixed assets at March 31, 2008 consisted of the following:

Land and improvements	$325,691
Building and improvements	668,325
Machinery and equipment	1,993,554
Vehicles	34,000
Office equipment and furniture	14,808

3,036,378
Less: Accumulated depreciation and amortization	(38,379)

Total fixed assets	$2,997,999

NOTE 5 — DEBT
TERM NOTES
     The Company has three term notes payable: (1) $250,000 unsecured term note dated August 27, 2004, with an original maturity date of September 30, 2006, which has been extended to December 31, 2008, with interest at 12% per annum, (2) $250,000 unsecured term note dated September 6, 2005, with an original maturity of September 15, 2006, which was extended to December 31, 2008, with interest at 15% per annum, and (3) $89,170 unsecured term note dated April 30, 2007 with a maturity of April 30, 2009 and interest at 12% per annum. During February 2007, $125,000 of principal was repaid on the unsecured term note dated September 6, 2005. On all notes, interest accrues without payment until maturity. As of March 31, 2008, the total of unpaid accrued interest on these notes is $62,400. The agreement on one of these loans required accrued interest of $89,170 to be paid immediately in order bondholders of the New Jersey Economic Development Authority bonds from paying the accrued interest from available funds, the Company borrowed funds to repay this accrued interest by entering into an additional term loan in the amount of $89,170 with its CEO, Edward J. Gildea. This note is unsecured and subordinate to the bonds, and has a two-year term. This interest rate is equal to or less than interest paid on the Company’s other term loans. The Company obtained the necessary bondholder consents to enter into this agreement.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 5 — DEBT — CONTINUED
     A schedule of outstanding principal amounts of the term notes as of March 31, 2008 and December 31, 2007 is as follows:

	2008	2007
Term note dated August 27, 2004	$250,000	$250,000
Term note dated September 6, 2005	125,000	125,000
Term note dated April 30, 2007	89,170	89,170

	464,170	464,170
Less: current portion	(375,000)	(375,000)

	$89,170	$89,170

     The term notes dated August 27, 2004 and September 6, 2005 are due on December 31, 2008. The term note dated April 30, 2007 is due April 30, 2009, and is classified as non-current at March 31, 2008 and December 31, 2007.
BOND FINANCING
     On February 16, 2007, concurrent with its initial public offering, the Company’s wholly-owned subsidiary, Converted Organics of Woodbridge, LLC, (the “Woodbridge subsidiary”) completed the sale of $17,500,000 of New Jersey Economic Development Authority Bonds. Direct financing costs related to this issuance totaled approximately $953,000, which have been capitalized and are being amortized over the life of the bonds. The bonds carry a stated interest rate of 8% and mature on August 1, 2027. The bonds are secured by a leasehold mortgage and a first lien on the equipment of the Woodbridge subsidiary. In addition, the Woodbridge subsidiary has agreed to, among other things, establish a fifteen month capitalized interest reserve and to comply with certain financial statement ratios. The Company has provided a guarantee to the bondholders on behalf of its Woodbridge subsidiary for the entire bond offering.
CONVERTIBLE NOTE PAYABLE
     On January 24, 2008, in conjunction with the purchase of the net assets of UOP, the Company issued a note payable to the former sole member in the amount of $1,000,000. The note bears interest of 7% and matures on January 25, 2011; monthly principal and interest payments are $30,877. Interest expense of $12,340 has been recorded in the three months ending March 31, 2008, related to this note. The note is convertible by the holder six months after issuance. The Company is required to recognize a discount related to the intrinsic value of the beneficial conversion feature of the note as interest expense through the stated redemption date of the note. The beneficial conversion feature was calculated to be $7,136, and has been recorded as a component of additional paid-in capital.
PROMISSORY NOTE
     Also on January, 24, 2008, in conjunction with the acquisition of WRI, the Company issued a note payable to the former sole member in the amount of $500,000. The note bears interest at 7% and matured on May 1, 2008, upon which it was fully repaid. Interest was payable monthly in arrears. The Company has recognized $6,417 in interest expense for the three months ending March 31, 2008, related to this note.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 5 — DEBT — CONTINUED
MORTGAGE NOTE PAYABLE
     The Company has a mortgage note payable on the land upon which the California facility resides. The note, in the original amount of $287,500, accrues interest at a variable rate, which is tied to the West coast edition of the Wall Street Journal. Monthly payments of principal and interest are due based on an amortization of twenty years. The note matured on April 22, 2008, upon which date it was refinanced.
PRIVATE FINANCING
     On January 24, 2008, we entered into a private financing with three investors (the “Investors”) for a total amount of $4,500,000 (the “Financing”). The Financing was offered at an original issue discount of 10%, which is being amortized over the term of the note (12 months) and totaled approximately $84,000 for the three months ended March 31, 2008. The Company used the proceeds to fund the acquisitions described above, to fund further development activities and to provide working capital. As consideration for the Financing, the Investors received a note issued by the Company in the amount of $4,500,000 with interest accruing at 10% per annum to be paid monthly and with the principal balance to be paid by January 24, 2009 (the “Note”). In addition, the Company issued to the Investors 750,000 Class A Warrants and 750,000 Class B Warrants, which may be exercised at $8.25 and $11.00 per warrant share, respectively (the “Warrants”). A placement fee of $225,000 was paid from the proceeds of this loan.
     In connection with the Financing, the Company agreed that, within 75 days of the closing date, the Company would have a shareholder vote to seek approval to issue common stock equal to or greater than 20% of the Company’s then outstanding common stock issuable under the Warrants and the convertible debenture (the “Convertible Debenture”). The Company conducted a special shareholders’ meeting on April 3, 2008 to vote on this matter. The special meeting was adjourned until April 7, 2008 at which time shareholder approval was obtained for the issuance of shares associated with the Warrants and the Convertible Debenture. As a result of shareholder approval at this meeting, the Private Financing Note was replaced by the Convertible Debenture and one half of each of the Class A Warrants and of the Class B Warrants issued to the Investors were returned to the Company.
     Under the conversion option in the Convertible Debenture, the Investors have the option, at any time on or before maturity date (January 24, 2009), to convert the outstanding principal of this Convertible Debenture into fully-paid and non-assessable shares of common stock at the rate per share equal to the lowest of (i) the fixed conversion price of $6.00 per share, (ii) the lowest fixed conversion price (which is the lowest price, conversion price or exercise price set by the Company in any equity financing transaction, convertible security, or derivative instrument issued after January 24, 2008), or (iii) the default conversion price (if and so long as there exists an event of default, then 70% of the average of the three lowest closing prices of common stock during the twenty day trading period immediately prior to the notice of conversion).
     In connection with the financing, the Company entered into a registration rights agreement with the Investors which called for the Company to register the securities within certain time periods. The Company had 10 days from shareholder approval, with an additional 7 day extension, to register the shares issuable under the Convertible Debenture and the Company had 90 days form the filing of a registration statement (filed on February 13, 2008) for the Warrants and the underlying shares to be declared effective by the SEC. The Company has not filed the registration statement relative to the Convertible Debenture as of the filing date of this report and the registration statement filed for the Warrants has not been declared effective. The registration rights agreement calls for $90,000 per month in liquidated damages, payable in cash, if the Company doesn’t file the registration statement for the Convertible Debenture and liquidated damages equal to the average closing price of 375,000 Class A warrants and 375,000 Class B warrants for each 30 day period, commencing May 13, 2008, and multiplying that average by 2% for each 30 day period that the registration statement is not declared effective.
     Therefore, on April 24, 2008, the Company began to incur liquidated damage obligations in connection with the Convertible Debenture of $90,000 per month and as of May 13, 2008 the Company began to incur liquidated damage obligations in connection with the Warrants according to the formula described above. The maximum amount of liquidated damages relative to the Warrant Registration Statement and Convertible Debenture is equal to 10% of the face amount of the Convertible Debenture or $450,000 (10% of $450,000). The Company expects to file the required registration statements or cause them to become effective in the immediate future and the Company has accrued $180,000 for the obligation in the quarter ended March 31, 2008.
     Also in connection with this financing, the Company entered into a Security Agreement with the Investors whereby the Company granted the Investors a security interest in Converted Organics of California, LLC and any and all assets that are acquired by the use of funds from the Financing. In addition, the Company granted the Investors a security interest in Converted Organics of Woodbridge, LLC and all assets subordinate only to the current lien held by the holder of the bonds issued in connection with the Woodbridge facility of approximately $17,500,000.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 5 — DEBT — CONTINUED
     In connection with this borrowing, the Company issued 1.5 million warrants to purchase common stock, which were deemed to have a fair value of $5,497,500. The Company recorded the relative fair value of the warrants to the underlying notes of $2,227,500 in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” as additional paid-in capital and established a discount on the debt. The discount is being amortized over the term of the note (12 months) and such amortization totaled approximately $415,000 for the three months ended March 31, 2008.
NOTE 6 — CAPITALIZATION OF INTEREST COSTS
     The Company has capitalized interest costs, net of certain interest income, in accordance with SFAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants,” related to its New Jersey Economic Development Authority Bonds in the amount of $588,053 and $403,572 as of March 31, 2008 and December 31, 2007, respectively. Capitalized interest is included with construction in progress on the consolidated balance sheets.
NOTE 7 — OWNERS’ EQUITY
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
     On February 16, 2007 the Company successfully completed an initial public offering of 1,800,000 common shares and 3,600,000 warrants for a total offering of $9,900,000, before issuance costs. The Company’s initial public offering is presented net of issuance costs and expenses of approximately $1,687,000 in the statements of changes in owners’ equity. The warrants consist of 1,800,000 redeemable Class A warrants and 1,800,000 non-redeemable Class B warrants, each warrant to purchase one share of common stock. The common stock and warrants traded as one unit until March 13, 2007 when they began to trade separately.
     On February 16, 2007, as part of its initial public offering and under the original terms of the bridge loan agreement, the Company issued 293,629 Bridge Equity Units to the Bridge Noteholders. On May 23, 2007, as part of the repayment of the bridge loans, the Company issued 55,640 shares of common stock to the Bridge Noteholders, which represents 10% of the principal and interest repaid, divided by the five-day average share price prior to repayment of the debt. The cumulative statement of operations reflects an expense of $178,048 related to the issuance of these shares.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 7 — OWNERS’ EQUITY — CONTINUED
     On February 16, 2007, as part of its initial public offering, the Company agreed to pay a 5% quarterly stock dividend, commencing March 31, 2007, and every full quarter thereafter until the Woodbridge, NJ facility is operational. As of March 31, 2008, the Company has declared five such quarterly dividends amounting to 1,010,535 shares.
     WARRANT EXERCISE
     The Company has received net proceeds of approximately $6.0 million as a result of the exercise of approximately 686,000 Class A warrants and 700 Class B warrants in the three months ended March 31, 2008.
NOTE 8 — STOCK OPTION PLAN
     In June 2006, the Company’s Board of Directors and stockholders approved the 2006 Stock Option Plan (the “Option Plan”). The Option Plan authorizes the grant and issuance of options and other equity compensation to employees, officers and consultants. A total of 666,667 shares of common stock are reserved for issuance under the Option Plan. As of March 31, 2008, 653,000 options had been issued under this plan. The majority of these options were issued on June 15, 2006 and vested on the grant date; 10,000 options were granted on March 7, 2007 and vested on the grant date.
     The options granted in June 2006 have an exercise price of $3.75 per share and expire five years from the grant date. The exercise price was based on an assumed public offering price of $5.00 per unit less the fair value for the two warrants included in the unit (Class A warrant fair value of $0.75, Class B warrant fair value of $0.50). The fair value of the Class A and B warrants was estimated on June 15, 2006 for purposes of valuing the individual components of the unit so that the options could be valued. The fair value of the options and warrants was estimated using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5.07%; no dividend yield; volatility factor of 38.816%; and an expected term of 5 years. The Company’s stock option compensation expense determined under the fair value based method totaled $1,018,705 and has been included in general and administrative expenses in the statement of operations for the quarter ended June 30, 2006.
     The fair value of 10,000 options granted on March 7, 2007 to a Director was determined using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.9%; no dividend yield; volatility factor of 16.9%; and an expected term of 5 years. The expense of this grant was recorded in general and administrative expenses in the statement of operations for the year ended December 31, 2007 and cumulative since inception (May 2, 2003) through March 31, 2008.
     The following table presents the activity under the 2006 Stock Option Plan from December 31, 2007 through March 31, 2008:

	2008
		Weighted Average
	Shares	Price per Share
Outstanding at December 31, 2007	653,000	$3.75
Granted	-0-	-0-
Exercised	(140,000)	3.75
Canceled	-0-	-0-

Outstanding and exercisable at March 31, 2008	513,000	$3.75

     No stock options were granted in the three months ended March 31, 2008. As of March 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 9 — RELATED PARTY TRANSACTIONS
ACCRUED COMPENSATION-OFFICERS, DIRECTORS AND CONSULTANTS
     As of March 31, 2008 and December 31, 2007 the Company has an accrued liability totaling approximately $320,000 and $398,000, respectively, representing accrued compensation to officers, directors and consultants.
NOTES PAYABLE
     The Company has a term note due to its CEO in the amount of $89,170 at March 31, 2008 and December 31, 2007.
     The Company has a convertible note payable in the amount of $1,000,000 and $0, and a promissory note payable in the amount of $500,000 and $0, at March 31, 2008 and December 31, 2007, respectively, due to its Director of Technology, who is also the former member of UOP and WRI, in connection with its acquisition of those companies.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 10 — COMMITMENTS AND CONTINGENCIES
     The Company signed an operating lease during June 2006 for its Woodbridge, New Jersey facility. The lease term is for ten years and the Company has exercised an option to renew for an additional ten years. Future minimum lease payments under this lease are as follows:

For years ended December 31,
2008	$934,820
2009	934,820
2010	934,820
2011	946,200
2012	959,100
2013 and thereafter	8,378,022

$13,087,782

REGISTRATION RIGHTS AGREEMENT
     In connection with the January 24, 2008 private financing, the Company entered into a registration rights agreement with the Investors which called for the Company to register the securities within certain time periods. The Company had 10 days from shareholder approval, with an additional 7 day extension, to register the shares issuable under the Convertible Debenture and 90 days from the filing of a registration statement (filed on February 13, 2008) for the Warrants and the underlying shares to be declared effective by the SEC. The Company has not filed the registration statement relative to the Convertible Debenture as of the filing date of this report (May 15, 2008) and the registration statement filed for the Warrants has not been declared effective. The registration rights agreement calls for $90,000 per month in liquidated damages, payable in cash, if the Company doesn't file the registration statement for the Convertible Debenture and liquidated damages equal to the average closing price of 375,000 Class A warrants and 375,000 Class B warrants for each 30 day period, commencing May 13, 2008, and multiplying that average by 2% for each 30 day period that the registration statement is not declared effective.
     Therefore, on April 24, 2008, the Company began to incur liquidated damages in connection with the Convertible Debenture of $90,000 per month and as of May 13, 2008 the Company began to incur liquidated damage obligations in connection with the Warrants according to the formula described above. The maximum amount of liquidated damages relative to the Warrant Registration Statement and the Convertible Debenture is equal to 10% of the face amount of the Convertible Debenture or $450,000 (10% of $4,500,000). The Company expects to file the required registration statements or cause them to become effective in the immediate future and we have accrued $180,000 during the quarter ended March 31, 2008, for the obligation.
LEGAL PROCEEDINGS
     The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf.
NOTE 11 — SUBSEQUENT EVENTS
ISSUANCE OF NOTES
     On April 7, 2008 the shareholders of Converted Organics Inc. approved the issuance of additional shares so that convertible notes could be issued to the noteholders to replace the original notes dated January 24, 2008. The Company is required to recognize a discount for the intrinsic value of the beneficial conversion feature in the notes which will be recognized as interest expense through the redemption date of the notes, which is January 24, 2009. That amount was calculated to be $3,675,000, and recognition was limited to $2,936,250 in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” as the debt discount is limited to the proceeds allocated to the convertible instrument of $4,500,000. In addition, the original issue discount of the note will be recognized as expense during the second quarter of 2008. On April 17, 2008, the Investors returned to the Company 750,000 warrants that were held in escrow in accordance with the terms of the notes issued to the Investors. This reduced the value assigned to the warrants and, accordingly, the value assigned to the debt discount attributable to the warrants by $1,113,750. The unamortized discounts related to the financing that are expected to be recognized as expense through January 24, 2009 are approximately $4,000,000 which, along with the amortization of discounts already recognized as of March 31, 2008, total $4,500,000.

CONVERTED ORGANICS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 12 — MANAGEMENT’S PLAN OF OPERATION
     Commencing February 1, 2008, the Company has begun to recognize revenue from the plant that was acquired from United Organics Products, LLC and may determine in the second quarter of 2008 that it is no longer a development stage company. The funds received from the private financing completed on January 24, 2008 provided sufficient cash to complete the acquisitions and will allow the Company to make improvements to the California facility to further increase product output from that plant. It is anticipated that these improvements will begin in the second quarter of 2008 and will be completed shortly thereafter. The Company anticipates that revenue will be generated while the upgrades are being made to the California plant as the work can be done while operations continue. In addition, the Company is scheduled to open its Woodbridge, New Jersey facility in the second quarter of 2008 which will provide additional revenue to the Company. The Company believes that $6.0 million received from the exercise of some of its warrants will provide sufficient working capital during the remaining construction phase and will allow the Company to begin to hire additional staff and to provide working capital to meet the needs of the organization for at least the next twelve months. With respect to the exercise of the Class A Warrants, the Company agreed to not call any warrants, including Class A Warrants, until a registration statement registering the warrants was declared effective by the SEC. As of the filing date of this report, the registration statement has not been declared effective by the SEC. Until the registration statement is declared effective, the Company will not receive any proceeds from the exercise of these warrants. The Company cannot estimate when the registration statement will be declared effective. However, if the registration statement is declared effective, the Company has decided to redeem the Class A Warrants, and the Company could receive up to $14.7 million in additional funding, if all the Class A Warrants were exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-KSB/A for the year ended December 31, 2007. Actual results could differ materially from these forward-looking statements. Converted Organics Inc. is sometimes referred to herein as “we”, “us”, “our” and the “Company”.
Introduction
     Our operating structure is composed of our parent company, Converted Organics Inc., and two wholly owned operating subsidiaries. The first is Converted Organics of Woodbridge, LLC, which includes the start up operation of our Woodbridge, NJ facility, and second, Converted Organics of California, LLC, which includes the operating activity of our Gonzales, CA facility. Converted Organics Inc. is transitioning from a development stage company (during the first quarter of 2008 we recorded revenues of approximately $260,000) to a fully operational company that constructs and operates processing facilities that will use food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. In addition to our current sales in the agribusiness market, we plan to sell and distribute our products in the turf management and retail markets. We have hired experienced sales personnel in these markets and have begun to aggressively introduce the product to the marketplace. As of May 1, 2008, we had expressions of interest for approximately 55% of the output from our planned Woodbridge facility. We have obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the landlord is modifying and that we will equip as our first internally constructed organic waste conversion facility. We currently have no operations at that facility and do not expect to generate revenue from that facility until it is operational, which the Company expects will be at the end of the second quarter of 2008. When fully operational, the Woodbridge facility is expected to process approximately 78,000 tons of organic food waste and produce approximately 7,500 tons of dry product and 6,700 tons of liquid concentrate annually. During the first four to six months of operations at our Woodbridge facility we expect to incur operating losses and we may not generate sufficient cash to pay for the anticipated operating expenses. We plan to use funds we have already received from the exercise of Class A warrants to fund the working capital requirements at that facility until it becomes cash flow positive. We currently estimate that we must achieve a sales level of $550,000 per month to be cash flow positive at the Woodbridge facility. We hope to achieve sales at that level per month before the end of 2008.
     On January 24, 2008, we acquired the net assets of United Organic Products, LLC (“UOP”), which was under common ownership with Waste Recovery Industries, LLC (“ WRI”). With this acquisition, we acquired a leading liquid fertilizer product line, as well as the Gonzales facility, which is a state-of-the-art production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for us in February 2008. The purchase price of $2,500,000 was paid in cash of $1,500,000 and notes payable of $1,000,000. The note matures on February 1, 2011, has an interest rate of 7% per annum, is payable monthly in arrears, and is convertible into our common stock six months after the acquisition date for a price equal to the average closing price of the stock on Nasdaq for the five days preceding conversion.
     The Gonzales facility generated revenue during the first quarter of 2008 (approximately $260,000) and we plan to increase revenue from the Gonzales facility by increasing its production capacity. We intend to fund the build-out needed to increase capacity at the Gonzales facility from the $4.5 million received from the January 2008 financing as described below. We plan to add capacity to the Gonzales plant during the first nine months of 2008, whereby the plant will produce approximately three times its current production and will be capable of producing both liquid and solid products.

     We expect that the cash flow generated from the Gonzales facility will be sufficient to sustain its operation regardless of whether we are able to increase capacity. If capacity is increased, we expect the cash flow from the Gonzales facility for the year to offset some of the losses we expect to incur in connection with the start up of the Woodbridge facility and remainder of the Company’s operations. However, the cash flow will not be sufficient to offset all of the anticipated losses.
     Also, On January 24, 2008, we acquired the assets, including the intellectual property, of (“WRI”). This acquisition makes us the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (“HTLC”) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short-term note that matured and was repaid on May 1, 2008. Interest on that note was paid monthly. In addition, the purchase agreement provides for a technology fee payment of $5,500 per ton of waste-processing capacity that is added to plants that were not planned at the time of this acquisition and that use this new technology. The per-ton fee is not payable on the Woodbridge facility, the facility that is being planned in Rhode Island, or the Gonzales facility acquired in the acquisition or the currently planned addition thereto, except to the extent that capacity (in excess of the currently planned addition) is added to the Gonzales facility in the future. Also, the purchase agreement provides that if we decide to exercise our right, obtained in the WRI acquisition, to enter into a joint venture with Pacific Seafood Inc. for the development of a fish waste-processing product (the “Eureka product”), we will pay 50% of our net profits earned from this Eureka product to the seller of WRI. Combined payments of both the $5,500 per ton technology fee and the profits paid from the Eureka product, if any, is capped at $7.0 million with no minimum payment required. In April, 2008 we entered into an agreement with Pacific Seafoods Inc. whereby we will pay Pacific Seafood 50% of the net profits from the Eureka product. As of the filing date of this report no profits have been earned from the Eureka product. It is our intention to expense the payments, if any, that are paid on either the profits from the Eureka product or the $5,500 per ton technology fee.
     Also, on January 24, 2008, we entered into a private financing with three investors (the “Investors”) for a total amount of $4,500,000 (the “Financing”). The Financing was offered at an original issue discount of 10%. We used the proceeds to fund the acquisitions described above, to fund further development activities and to provide working capital. As consideration for the Financing, the Investors received a note issued by the Company in the amount of $4,500,000 with interest accruing at 10% per annum to be paid monthly and with the principal balance to be paid by January 24, 2009 (the “Note”). In addition, we issued to the Investors 750,000 Class A Warrants and 750,000 Class B Warrants, which may be exercised at $8.25 and $11.00 per warrant share, respectively (the “Warrants”). A placement fee of $225,000 was paid from the proceeds of this loan
     In connection with the Financing, the Company agreed that, within 75 days of the closing date, the Company would have a shareholder vote to seek approval to issue common stock equal to or greater than 20% of the Company’s then outstanding common stock issuable under the Warrants and the convertible debenture (the “Convertible Debenture”). The Company conducted a special shareholders’ meeting on April 3, 2008 to vote on this matter. The special meeting was adjourned until April 7, 2008 at which time shareholder approval was obtained for the issuance of shares associated with the Warrants and the Convertible Debenture. As a result of shareholder approval at this meeting, the Private Financing Note was replaced by the Convertible Debenture and one half of each of the Class A Warrants and of the Class B Warrants issued to the Investors were returned to the Company.
     Under the conversion option in the Convertible Debenture, the Investors have the option, at any time on or before maturity date (January 24, 2009), to convert the outstanding principal of this Convertible Debenture into fully-paid and non-assessable shares of common stock at the rate per share equal to the lowest of (i) the fixed conversion price of $6.00 per share, (ii) the lowest fixed conversion price (which is the lowest price, conversion price or exercise price set by the Company in any equity financing transaction, convertible security, or derivative instrument issued after January 24, 2008), or (iii) the default conversion price (if and so long as there exists an event of default, then 70% of the average of the three lowest closing prices of common stock during the twenty day trading period immediately prior to the notice of conversion).
     In connection with the financing, we entered into a registration rights agreement with the Investors which called for the Company to register the securities within certain time periods. We had 10 days from shareholder approval, with an additional 7 day extension, to register the shares issuable under the Convertible Debenture and we had 90 days from the filing of a registration statement (filed on February 13, 2008) for the Warrants and the underlying shares to be declared effective by the SEC. We have not filed the registration statement relative to the Convertible Debenture as of the filing date of this report and the registration statement filed for the Warrants has not been declared effective. The registration rights agreement calls for $90,000 per month in liquidated damages, payable in cash, if we don’t file the registration statement for the Convertible Debenture and liquidated damages equal to the average closing price of 375,000 Class A warrants and 375,000 Class B warrants for each 30 day period, commencing May 13, 2008, and multiplying that average by 2% for each 30 day period that the registration statement is not declared effective.
     Therefore, on April 24, 2008, we began to incur liquidated damage obligations in connection with the Convertible Debenture of $90,000 per month and as of May 13, 2008 we began to incur liquidated damage obligations in connection with the Warrants according to the formula described above. The maximum amount of liquidated damages relative to the Warrant Registration Statement and the Convertible Debenture is equal to 10% of the face amount of the Convertible Debenture or $450,000 (10% of $4,500,000). We expect to file the required registration statements or cause them to become effective as soon as practible and we have accrued $180,000 for the obligation in the quarter ended March 31, 2008.

     Also in connection with this financing, we entered into a Security Agreement with the Investors whereby we granted the Investors a security interest in Converted Organics of California, LLC and any and all assets that are acquired by the use of funds from the Financing. In addition, we granted the Investors a security interest in Converted Organics of Woodbridge, LLC and all assets subordinate only to the current lien held by the holder of the bonds issued in connection with the Woodbridge facility of approximately $17,500,000.
     In addition, we have acquired an option on a long-term lease for a facility in Rhode Island. Permits have not been issued nor has construction begun at the Rhode Island location. The option for the lease in Rhode Island expires on January 9, 2011 and we paid a fee of $20,000 to secure the option.
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
     As of March 31, 2008, we have incurred approximately $7.6 million of the $14.6 million in planned construction costs. The total cost is not expected to significantly exceed the estimate of $14.6 million; however, we are currently exploring the opportunity of purchasing additional equipment, which would allow us to produce additional product which is in high demand by the retail market. The estimated cost of this additional equipment would be approximately $1.2 million and would be paid for out of working capital.
     The remaining net proceeds of the stock and bond offerings of $10.8 million (net proceeds of $25.4 million less $14.6 million set aside for construction) is being used to fund our marketing and administrative expenses during the construction period, and fund principal and interest reserves specified in the bond offering. The additional costs for the build-out of the Woodbridge facility by the landlord are not included in these costs. We expect to either negotiate and execute a plant management agreement or to hire a qualified plant manager and the appropriate operating personnel prior to commencement of the Woodbridge facility’s operations. We will continue to develop relationships and negotiate purchase agreements for our end products in the agribusiness, turf management, and retail markets during the construction and start-up period.
Full-scale Operations
     Operations at the Woodbridge facility are expected to achieve the initial design capacity of 250 tons per day within four to six months following commencement of operations. Upon commencement of operations, there will be two revenue streams: (i) tip fees that in our potential markets range from $50 to $100 per ton, and (ii) product sales. Tip fees are paid to us to receive the organic waste stream from the waste hauler; the hauler pays us, instead of a landfill, to take the waste. If the haulers source separate and pay in advance, they will be charged tip fees that are up to 20% below market. Operations are expected to be stabilized at design capacity within four to six months of commencement.
     Operations at the Gonzales facility began in February 2008, with the production of approximately 25 tons per day of liquid fertilizer. This output is presently being sold into the California agricultural market.
Pro Forma Financial Information
     The unaudited supplemental pro forma information discloses the results of operations for the current interim period and the current fiscal year up to the date of the most recent interim balance sheet presented (and for the corresponding periods in the preceding year) as though the business combination had been completed as of the beginning of the period reported on.
     The pro forma condensed consolidated financial information is based upon available information and certain assumptions that the Company believes are reasonable. The unaudited supplemental pro forma information does not purport to represent what the Company’s financial condition or results of operations would actually have been had these transactions in fact occurred as of the dates indicated above or to project the Company’s results of operations for the period indicated or for any other period.

	2008	2007
Revenues (in thousands)	$285	$356

Net loss (in thousands)	(2,424)	(1,134)
Net loss per share — basic and diluted	(.52)	(.33)

Current assets (in thousands)	9,428	5,252
Total assets (in thousands)	33,522	31,968
Current liabilities (in thousands)	(6,832)	(7,077)
Total liabilities (in thousands)	(25,053)	(24,577)

Total equity (in thousands)	$8,469	$7,391
Future Development
     Subject to the availability of development capital for which we have no current commitments, we intend to commence development and construction of other facilities while completing construction of our Woodbridge facility. The timing of our next facility is dependent on many factors, including locating property suited for our use, negotiating favorable terms for lease or purchase, obtaining regulatory approvals, and procuring raw material at favorable prices.
     We anticipate that our next facility will be located in Rhode Island. We have signed an option for a lease with the Rhode Island Resource Recovery Corporation for a proposed facility in Johnston, Rhode

Island. Other locations in Massachusetts and New York as well as other states will be considered as determined by management.
     In each contemplated market, we have started development activity to secure a facility location. We have also held preliminary discussions with state and local regulatory officials and raw material suppliers. We believe that this preliminary development work will allow us to develop and operate a third facility by the end of 2009, subject to the availability of debt financing for which we have no current commitments. We believe we will be able to use much of the engineering and design work done for our Woodbridge facility for subsequent facilities, thus reducing both the time and costs associated with these activities. We expect to form a separate wholly owned subsidiary for each facility to facilitate necessary bond financing and manage risk. We anticipate the contribution to gross revenue and coverage of expenses with respect to future facilities to be approximately the same as the Woodbridge facility.
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
Liquidity and Capital Resources
     At March 31, 2008, we had total current assets of approximately $9.4 million consisting primarily of cash, restricted cash and prepaid assets, and had current liabilities of approximately $6.8 million, consisting primarily of accounts payable, accrued expenses and notes payable leaving us with total working capital of approximately $2.6 million. Non-current assets totaled $24.1 million and consisted primarily of restricted cash, construction in process and property and equipment. Non-current liabilities consist primarily of notes payable of $720,000 and bonds payable of $17,500,000 at March 31, 2008. We accumulated a net loss from inception through March 31, 2008 of approximately $12.8 million. Owners’ equity at March 31, 2008 was approximately $8.5 million. From inception through March 31, 2008, we generated revenues from operations of approximately $260,000.
     We issued 1,800,000 Class A warrants as part of our initial public offering. We also issued an additional 293,629 Class A warrants and 375,000 Class A warrants as part of the February 16, 2007 and January 24, 2008 financings, respectively. The exercise price of each Class A warrant is $8.25 per share. The Class A warrants expire on February 16, 2011, but if the warrants are not exercisable at that time because a current registration statement for the underlying shares is not available, then the expiration date will be extended for 30 days following notice from us that the warrants are again exercisable. Nevertheless, there is a possibility that the warrants will never be exercised when in-the-money or otherwise, and that we will never receive cash in connection with the exercise of the warrants. In the first quarter of 2008, 686,836 of the Class A warrants were voluntarily exercised, providing us with approximately $6 million in cash. Commencing January 2008, the remaining 1,781,793 Class A warrants

(1,113,164 from the initial public offering, 293,629 from the February 2007 financing, and 375,000 from the January 2008 financing) were redeemable at the Company’s option, at a redemption price of $0.25 per warrant, if the closing price of our common stock, as reported on the Nasdaq Capital Market, equaled or exceeded $9.35 for five consecutive trading days. We are required to provide 30 days’ prior written notice to the Class A warrant holders of our intention to redeem the warrants. We have not provided notice of our intention to redeem the warrants because we have agreed with our Bridge financing lenders and the lenders in the January 24, 2008 financing that we would not redeem the warrants until registration statements were in effect with respect to all of the Class A warrants and such a registration statements are not yet in effect. Once the registration statements are in effect and we have redeemed the Class A warrants, we could receive proceeds of up to $14.7 million if all of the outstanding Class A warrants were exercised. We also issued 1,800,000 Class B warrants as part of our initial public offering, and 293,629 Class B warrants and 375,000 Class B warrants as part of the February 16, 2007 and January 24, 2008 financings, respectively, all of which have the same expiration date as the Class A warrants. These warrants are not redeemable by the Company and, as such, we can provide no assurance that they will ever be exercised.
     We currently have manufacturing capabilities in our Gonzales facility as a means to generate revenues and cash. In addition, approximately $14.6 million of the net proceeds from our February 2007 equity and bond offerings, together with the $4.6 million of lease financing provided by the landlord, will be used to build our Woodbridge facility, which is expected to be completed at the end of the second quarter of 2008. We believe that the remaining $10.8 million net proceeds from the equity and bond offerings, along with the proceeds from the exercise of our publicly held Class A Warrants, which totaled approximately $6 million as of April 30, 2008, and cash flow from the Gonzales facility, will be sufficient to sustain our operations until the Woodbridge facility is completed or at least through the end of March 2009. With respect to the exercise of the Class A Warrants, we agreed to not call any of our warrants, including our Class A Warrants, until a registration statement registering the warrants was declared effective by the SEC. As of the filing date of this report, the registration statement has not been declared effective by the SEC. Until the registration statement is declared effective, we will not receive any proceeds from the exercise of these warrants. We can not estimate when the registration statement will be declared effective. However, if the registration statement is declared effective, we have decided to redeem the Class A warrants, we could receive up to $14.7 million in additional funding if all of the Class A warrants were to be exercised. We do not expect to need to raise additional funds in the next 12 months as the expected cash flow from the Gonzales operations and the cash received from warrant exercises, to date, coupled with the restricted cash set aside for the Woodbridge operation are expected to be sufficient to fund our current operations until the plant in Woodbridge is cash flow positive and until the Gonzales facility build out is complete. Notwithstanding the foregoing, we will be required to raise additional funds in order to build our planned facility in Rhode Island, to refinance our current debt, or if we were to encounter unexpected expenses in connection with our operations. We do not have any commitments for additional equity or debt funding, and, moreover, we would not be permitted to borrow any future funds unless we obtain the consent of the bondholders of the New Jersey Economic Development Bond. We have obtained such consent for prior financing, but there is no guarantee that we can obtain such consent in the future.
     In January 2008, we borrowed $4,500,000 pursuant to the Financing to fund the acquisition of net assets purchased from WRI and UOP, to expand the Gonzales facility acquired from UOP, and to provide working capital. See “Introduction” above. We expect the funds raised from the Financing to be sufficient to add capacity to the Gonzales facility. The failure to add capacity to the Gonzales facility, or any delays in completing such expansion, will inhibit the cash flow generation of the Gonzales facility, and therefore reduce the offset to the losses we are generating in other parts of our operations. Although we expect the Gonzales facility to be cash flow neutral even if the new capacity is not added, we do not expect that the Gonzales facility will provide any significant cash flow from operations without the additional capacity.
Results of Operations
     For the period from inception (May 3, 2003) until December 31, 2007, we have been a development stage company with no revenues. We began to earn revenues from our Gonzales facility which totaled approximately $260,000 for the quarter ended March 31, 2008, and therefore we are transitioning out of a development stage company. We incurred costs of production associated with these sales of approximately $220,000, generating a gross margin of approximately $38,000, or 15%. We expect the margin to improve as we increase capacity. In addition, we incurred operating costs and expenses of approximately $2.4 million and $880,000 for the three months ended March 31, 2008 and 2007, respectively. The principal components of the increase in operating expenses for the three month period ended March 31, 2008 over the three month period ended March 31, 2007 are a $893,000 increase in general and administrative expenses (due mainly to an increase in salaries of $130,000 for additional personnel, $200,000 in professional fees relating to private placement financing, $180,000 relating to recognition of liquidated damages associated with the private placement financing and $230,000 associated with our California operations), a $100,000 increase in research and development, an $80,000 increase in amortization and a $490,000 increase in interest expense (due mainly to interest on private placement financing, amortization of debt discount and a full quarter of interest in 2008 on our New Jersey Economic Development Bonds).
     Operating expenses incurred since inception (May 3, 2003) to March 31, 2008 were approximately $10,600,000 and consist principally of $8,056,000 for general and administrative expenses, $2,452,000 for research and development costs, and $78,000 for amortization expense. In addition, since inception through December 31, 2007, the Company incurred expenses of approximately $234,000 for amortization of capitalized costs and $2,937,000 of interest expense offset by earned interest income of approximately $953,000.
     As of March 31, 2008, we had current assets of approximately $9.4 million compared to $3.2 million as of December 31, 2007. Our total assets were approximately $33.5 million as of March 31, 2008 compared to approximately $22.2 million as of December 31, 2007. The majority of the increase in both current and total assets from December 31, 2007 to March 31, 2008 is due to receipt of approximately $6.0 million in cash from the voluntary exercise of our Class A warrants and $3.0 million in assets acquired with our acquisitions of UOP and WRI.
     As of March 31, 2008, we had current liabilities of approximately $6.8 million compared to $2.5 million at December 31, 2007. This significant increase is due largely to our private financing, net of discounts, of $2.3 million and loans issued in association with our acquisitions of UOP and WRI. In addition, we had long-term liabilities of approximately $18.2 as of March 31, 2008 as compared to $17.6 million at December 31, 2007. This increase is primarily due to the issuance of long term notes payable in association with our acquisition of UOP and WRI.
     For the three months ended March 31, 2008 we had negative cash flow from operating activity of approximately $1.4 million, consisting primarily of loss from operations offset by certain non-cash items such as depreciation, amortization of deferred financing fees and amortization of discounts on private financing and an increase in accounts payable. We also had negative cash flow from investing activity of $1.4 million, primarily related to the purchase of UOP assets. The negative cash flow from both operating and investing activity was offset by approximately $10.2 million in positive cash flow from financing activity comprising approximately $6.0 million from the exercise of warrants, and $3.7 million from the proceeds of private financing.
Off-Balance Sheet Transactions
     We do not engage in material off-balance sheet transactions.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.
Item 4. Controls and Procedures
     Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, and except as set forth in the following paragraph, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the business operations to date have been limited and the Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information.
     On January 24, 2008, we completed our acquisition of the assets of United Organic Products, LLC and Waste Recovery Industries, LLC. In connection with these acquisitions, we were required by Regulation S-X, Rule 11, to file, no later than April 10, 2008, unaudited pro forma consolidated financial statements of Converted Organics Inc., United Organic Products, LLC and Waste Recovery Industries, LLC. We filed a Form 10-KSB containing information relative to the acquisition that we and our advisors deemed sufficient to comply with Regulation S-X, Rule 11. We were subsequently advised by the SEC that the filing was insufficient. We then filed the required financial statements on a Form 8-K/A dated May 8, 2008. We believe that late filing was an isolated event, and that, as of the date of this report, we have sufficient internal and external personnel available to us to conclude that our disclosure controls and procedures are effective. We further note that the late filing described above did not have any effect on the accuracy of our financial statements for the reporting period in question.
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not currently aware of any pending or threatened legal proceedings to which we are or would be a party or any proceedings being contemplated by governmental authorities against us, or any of our executive officers or directors relating to their services on our behalf.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On January 24, 2008, we issued a note payable and certain warrants to three accredited investors for a total amount of $4,500,000. On April 7, 2008, the note was exchanged for a convertible debenture. The terms of the financing was previously reported on our Form 8-K filed January 29, 2008, which is incorporated herein by reference.
     During March 2008, we issued 140,000 shares of common stock to three accredited investors as a result of the exercise of stock options issued under the Company’s 2006 Stock Option Plan. The issuances were completed pursuant to Section 4(2) and Regulation D of the Securities Act of 1933, as amended..
Item 3. Defaults Upon Senior Securities
     During the three months ended March 31, 2008 we were not in default of any of our indebtedness.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted for shareholder vote during the three months ended March 31, 2008.
Item 5. Other Information.
     None.
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

Converted Organics Inc.

Date: May 15, 2008	/s/ Edward J. Gildea

Edward J. Gildea
President and Chief Executive Officer

Date: May 15, 2008	/s/ David R. Allen

David R. Allen
Chief Financial Officer and Executive
Vice President of Administration

Date: May 15, 2008	/s/ Ellen P. Geoffrey

Ellen P. Geoffrey
Vice President of Finance & Accounting