Form 10-Q
period 2008-06-30
Converted Organics Inc.
filed 2008-08-13
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: June 30, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2008, there were 5,556,424 shares of our common stock outstanding.

Item 1. Financial Statements
CONVERTED ORGANICS INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,202,718	$287,867
Restricted cash	887,423	2,590,053
Accounts receivable	267,042	—
Inventories	276,301	—
Prepaid rent	670,585	190,600
Other prepaid expenses	126,449	40,282
Other receivables	46,335	55,450

Total current assets	7,476,853	3,164,252

Deposits	693,375	554,978
Restricted cash	7,514,372	12,006,359
Property and equipment, net	7,648,088	—
Construction-in-progress	6,070,648	4,947,067
Capitalized bond costs, net	885,844	909,679
Intangible assets, net	1,077,500	585,750
Deferred financing and issuance costs, net	194,542	8,642

Total assets	$31,561,222	$22,176,727

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Term notes payable — current	$464,170	$375,000
Accounts payable	1,687,748	898,270
Accrued compensation, officers, directors and consultants	359,358	397,781
Accrued legal and other expenses	233,005	199,261
Accrued interest	660,619	630,890
Note payable, net of unamortized discount	2,415,563	—
Convertible note payable, current, net of unamortized discount	320,841	—
Mortgage payable, current	18,164	—
Other	69,600	—

Total current liabilities	6,229,068	2,501,202

Term note payable	—	89,170
Mortgage payable, net of current portion	231,293	—
Convertible note payable, net of current portion	520,998	—
Bonds payable	17,500,000	17,500,000

Total liabilities	24,481,359	20,090,372

COMMITMENTS AND CONTINGENCIES	—	—

OWNERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 40,000,000 shares	555	423
Additional paid-in capital	25,543,142	12,460,357
Member’s equity	455,129	—
Accumulated deficit	(18,918,963)	(10,374,425)

Total owners’ equity	7,079,863	2,086,355

Total liabilities and owners’ equity	$31,561,222	$22,176,727

The accompanying notes are an integral part of these consolidated financial statements

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues	$492,864	$—	$752,907	$—

Cost of good sold	402,552	—	624,548	—

Gross profit	90,312	—	128,359	—

Operating expenses
General and administrative expenses	3,759,197	820,821	5,346,419	1,514,916
Research and development	70,540	287,926	198,387	314,651
Amortization of license	4,125	4,125	8,250	8,250

Loss from operations	(3,743,550)	(1,112,872)	(5,424,697)	(1,837,817)

Other income/(expenses)
Interest income	77,807	304,787	206,627	420,702
Depreciation expense	(3,051)	—	(6,889)	—
Amortization of capitalized costs	(99,834)	(14,829)	(186,083)	(22,774)
Interest expense	(2,374,165)	(581,407)	(3,127,332)	(845,051)

	(2,399,243)	(291,449)	(3,113,677)	(447,123)

Loss before provision for income taxes	(6,142,793)	(1,404,321)	(8,538,374)	(2,284,940)

Provision for income taxes	—	—	—	—

Net loss	$(6,142,793)	$(1,404,321)	$(8,538,374)	$(2,284,940)

Net loss per share, basic and diluted	$(1.11)	$(0.39)	$(1.67)	$(0.76)

Weighted average common shares outstanding	5,549,156	3,623,549	5,113,410	3,017,797

The accompanying notes are an integral part of these consolidated financial statements

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY (DEFICIT) (UNAUDITED)
Six Months Ended June 30, 2008

	Common Stock					Total
	Shares Issued and		Additional	Member’s	Accumulated	Owners’ Equity
	Outstanding	Amount	Paid-in Capital	Equity	Deficit	(Deficit)
Balance January 1, 2008	4,229,898	$423	$12,460,357	$—	$(10,374,425)	$2,086,355
Consolidation of variable interest entity	—	—	—	23,965	—	23,965
Common stock issued upon exercise of warrants	920,289	92	6,159,488	—	—	6,159,580
Common stock issued upon exercise of options	143,000	14	536,236	—	—	536,250
Warrants issued in connection with financings, net of Cancellations	—	—	1,113,750	—	—	1,113,750
Beneficial conversion features on convertible notes	—	—	2,943,386	—	—	2,943,386
Stock dividend	263,237	26	(26)	—	—	—
Issuance of stock options	—	—	2,329,951	—	—	2,329,951
Member’s contributions	—	—	—	425,000	—	425,000
Net loss	—	—	—	6,164	(8,544,538)	(8,538,374)

Balance, June 30, 2008	5,556,424	$555	$25,543,142	$455,129	$(18,918,963)	$7,079,863

The accompanying notes are an integral part of these consolidated financial statements

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,538,374)	$(2,284,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Consolidation of variable interest entity	6,164	—
Amortization of intangible asset — license	8,250	8,250
Amortization of capitalized bond costs	23,835	19,862
Amortization of deferred financing fees	159,100	2,893
Depreciation of property and equipment	98,194	—
Amortization of beneficial conversion features	858,064	—
Amortization of discounts on private financing	1,563,750	—
Stock option compensation expense	2,329,951	—
Stock issued for extension of bridge financing	—	178,048
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(238,340)	—
Inventories	(265,187)	—
Prepaid expenses and other current assets	(576,152)	(181,105)
Other assets	9,115	—
Deposits	(147,397)	(350,000)
Increase (decrease) in:
Accounts payable and other accrued expenses	598,309	(592,572)
Accrued compensation — officers, directors and consultants	(38,423)	—
Accrued interest	29,729	400,213
Other	25,000	—

Net cash used in operating activities	(4,094,412)	(2,799,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	6,194,617	2,519,363
Cash paid for acquisitions	(1,500,000)	—
Purchase of property and equipment	(131,222)	—
Capitalized interest	(398,570)	—
Construction costs	(5,329,283)	(1,940,853)
Restrictions of cash	—	(20,646,611)
Deposit on license	—	(139,978)

Net cash used in investing activities	(1,164,458)	(20,208,079)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of warrants	6,159,580	—
Proceeds from private financing, net of original issue discount	3,715,000	—
Net proceeds from exercise of options	536,250	—
Member’s contributions	425,000	—
Payments made for deferred issuance costs	—	(42,916)
Payments made on mortgage payable	(4,833)	—
Repayment of term notes issued for acquisition	(657,276)	—
Net proceeds from bond financing (Note 3)	—	16,546,625
Net proceeds from initial public offering of stock (Note 6)	—	8,859,784
Proceeds from term notes	—	89,170
Repayment of term notes	—	(275,000)
Repayment of demand notes	—	(100,000)
Repayment of bridge loan	—	(1,515,000)

Net cash provided by financing activities	10,173,721	23,562,663

NET INCREASE IN CASH	4,914,851	555,233

CASH, beginning of period	287,867	66,853

CASH, end of period	$5,202,718	$622,086

Supplemental cash flow information:
Cash paid during the period in:
Interest	$893,571	$266,789

Non-cash financing activities:
Financing costs paid from proceeds of private financing	$335,000	$—
Issuance costs paid from proceeds of initial public offering	—	990,216
Issuance costs paid from proceeds of bond financing	—	953,375
Deferred financing and issuance costs	—	207,158
Beneficial conversion discount on convertible note	2,943,386	—
Warrants issued in connection with financing	1,113,750	—
The accompanying notes are an integral part of these consolidated financial statements

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results as of and for the six-month interim periods ended June 30, 2008 and 2007.
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
     Converted Organics Inc. (the “Company”) uses food and other waste as a raw material to manufacture, sell and distribute all-natural soil amendment products combining disease suppression and nutrition characteristics. The Company transitioned from a development stage company to an operating company in the second quarter of 2008 as operations have commenced and the Company has approximately $750,000 in revenues for the six month period ended June 30, 2008. When the Company becomes fully operational, its revenues will come from two sources: product sales and tip fees. Revenue comes from the sale of the Company’s fertilizer products. The Company’s products possess a combination of nutritional, disease suppression and soil amendment characteristics. Waste haulers will pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors, and hospitality venues such as hotels, restaurants, convention centers and airports.
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
     Converted Organics of Woodbridge, LLC (“Woodbridge”), a New Jersey limited liability company and wholly-owned subsidiary of the Company, was formed for the purpose of owning, constructing and operating the Woodbridge, New Jersey facility. The Woodbridge facility is designed to service the New York-Northern New Jersey metropolitan area. The facility remains largely under construction with only a portion of the facility becoming operational during the second quarter of 2008. The facility is expected to be fully completed during the fourth quarter of 2008. Limited operations will continue during the remaining construction period.
CONSOLIDATION
     The accompanying unaudited interim consolidated financial statements include the transactions and balances of Converted Organics Inc. and its wholly-owned subsidiaries, Converted Organics of California, LLC and Converted Organics of Woodbridge, LLC. The transactions and balances of Valley Land Holdings, LLC, a variable interest entity, have also been consolidated therein. All intercompany transactions and balances have been eliminated in consolidation.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
VARIABLE INTEREST ENTITY
     The consolidated interim financial statements include Valley Land Holdings, LLC (“VLH”), as VLH has been deemed to be a variable interest entity of the Company as it is the primary beneficiary of that variable interest entity following the acquisition of the net assets of United Organic Products, LLC. VLH’s assets and liabilities consist primarily of land and a mortgage note payable on the land on which the California facility is located. Its operations consist of rental income on the land from the Company and related operating expenses. VLH’s activities support the operations of the California facility and do not have sufficient equity at risk to remain viable without the support of the Company.
USE OF ESTIMATES
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.
CASH AND CASH EQUIVALENTS
     The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had cash equivalents of $425,250 and $0 at June 30, 2008 and December 31, 2007 consisting of a certificate of deposit.
RESTRICTED CASH
     As of June 30, 2008, the Company had remaining approximately $8,402,000 of restricted cash as required by the bond agreement. This cash was raised by the Company in its initial public offering and bond financing on February 16, 2007 and is set aside in three separate accounts consisting of $5,507,000 for the construction of the Woodbridge operating facility, $179,000 for the working capital requirements of the Woodbridge subsidiary while the facility is under construction and $2,716,000 in reserve for bond principal and interest payments along with a reserve for lease payments. The Company has classified this restricted cash as non-current to the extent that such funds are to be used to acquire non-current assets or are to be used to service non-current liabilities. Third party trustee approval is required for disbursement of all restricted funds.
ACCOUNTS RECEIVABLE
     Accounts receivable represents balances due from customers, net of applicable reserves for doubtful accounts. There were no reserves deemed necessary at June 30, 2008 and December 31, 2007. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date.
INVENTORIES
     Inventories are valued at the lower of cost or market, with cost determined by the first in, first out basis. Inventory consists primarily of raw materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves at June 30, 2008 and December 31, 2007.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
DEFERRED FINANCING AND ISSUANCE COSTS
     In connection with the private financing arrangement of January 24, 2008, the Company incurred legal and placement fees of $345,000, $10,000 of which was paid in the year ended December 31, 2007, and $335,000 of which was paid from the proceeds of the loan. These fees are being amortized over one year. Amortization expense of $150,458 was recorded during the six months ended June 30, 2008, related to these costs.
INTANGIBLE ASSETS
     Pursuant to a license agreement with an effective date of July 15, 2003 and amended effective date of February 9, 2006, the Company entered into an exclusive license to use its enhanced Autogenous Thermophylic Aerobic Digestion process (EATAD) technology for the design, construction and operation of facilities for the conversion of food waste into solid and liquid organic material. The license is stated at cost. Amortization is provided for using the straight-line method over the life of the license, which is 40 years.
     In June 2007, the Company placed a deposit of approximately $140,000 on a second plant license with the licensor. When received, the second license will be capitalized and amortized over its future life.
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
ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
     There are no accounting pronouncements not yet adopted that are expected to have a significant impact on the Company.
EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the three and six month periods ended June 30, 2008 and 2007.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
RECLASSIFICATIONS
     Certain prior period amounts have been reclassified to conform to the current year presentation.
SEGMENT REPORTING
     The Company has no reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”
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
     In addition, Waste Recovery Industries, LLC had begun discussion with a third party (prior to the Company acquiring it) to explore the possibility of building a facility to convert fish waste into organic fertilizer using the HTLC technology. The Company has completed those negotiations and has entered into an agreement with Pacific Choice Seafoods whereby the Company will be required to pay 50% of the Company’s profits (as defined) to the former owner, (who is now an officer of the Company) that are earned from the facility. The contingent profit-sharing payments under this agreement will be accounted for as expenses of the appropriate period, in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” If the Company becomes obligated to make certain technology payments under its purchase agreement with WRI, the Company estimates that no such payments will be payable in the twelve months following the acquisition. Payments, if any, after that will be expensed as incurred. The maximum payment due under these arrangements is $7,000,000, with no minimum.
     On January 24, 2008, the Company formed Converted Organics of California, LLC, a wholly-owned subsidiary of Converted Organics Inc. who acquired the net assets of United Organic Products, LLC of Gonzales, CA (“UOP”). With this acquisition, the Company acquired a liquid fertilizer product line, as well as a production facility that services a West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for the Company immediately upon acquisition. The purchase price of $2,500,000 was paid in cash of $1,500,000 and a note payable of $1,000,000. This note matures on February 1, 2011, has an interest rate of 7%, payable monthly in arrears and is convertible to common stock six months after the acquisition date for a price equal to the five-day average closing price of the stock on Nasdaq for the five days preceding conversion.
     The acquisitions have been accounted for in the first quarter of 2008 using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the net assets have been recorded at their estimated fair values, and operating results have been included in the Company’s consolidated financial statements from the date of acquisition. The purchase price has been allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized in 2008, as the Company obtains more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — ACQUISITIONS — CONTINUED
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

     The unaudited supplemental pro forma information discloses the results of operations for the current interim period and the current fiscal year up to the date of the most recent interim period presented (and for the corresponding periods in the preceding year) as though the business combination had been completed as of the beginning of the period reported on.
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

	Six months ending June 30,
	2008	2007
Revenues (in thousands)	$753	$712
Net loss (in thousands)	(8,567)	(2,610)
Net loss per share — basic and diluted	(1.68)	(0.86)
NOTE 4 — PROPERTY AND EQUIPMENT
     The Company’s property and equipment at June 30, 2008 consisted of the following:

Land and improvements	$325,691
Building and improvements	4,665,697
Machinery and equipment	2,704,686
Vehicles	34,000
Office equipment and furniture	16,208

7,746,282
Less: Accumulated depreciation and amortization	(98,194)

Total property and equipment	$7,648,088

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 5 — CASH EQUIVALENTS MEASURED AT FAIR VALUE
     Cash and cash equivalents include a certificate of deposit valued at $425,250. The Company has determined that the inputs associated with the fair value determination are based on quoted prices (unadjusted) and as a result are classified within Level 1 of the fair value hierarchy. The table below presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets	Level 1	Level 2	Level 3	Balance at June 30, 2008
Certificate of deposit	$425,250	—	—	$425,250
     The Company does not have any fair value measurements using readily observable inputs (Level 2) or significant unobservable inputs (Level 3) as of June 30, 2008.
NOTE 6 — DEBT
TERM NOTES
     The Company has three term notes payable: (1) $250,000 unsecured term note dated August 27, 2004, with an original maturity date of September 30, 2006, which has been extended to December 31, 2008, with interest at 12% per annum, (2) $250,000 unsecured term note dated September 6, 2005, with an original maturity of September 15, 2006, which was extended to December 31, 2008, with interest at 15% per annum, and (3) $89,170 unsecured term note dated April 30, 2007 with a maturity of April 30, 2009 and interest at 12% per annum. During February 2007, $125,000 of principal was repaid on the unsecured term note dated September 6, 2005. On all notes, interest accrues without payment until maturity. As of June 30, 2008, the total of unpaid accrued interest on these notes is $77,300. The agreement on one of these loans required accrued interest of $89,170 to be paid immediately. Because the bondholders of the New Jersey Economic Development Authority bonds restrict the Company from paying the accrued interest from available funds, the Company borrowed funds to repay this accrued interest by entering into an additional term loan in the amount of $89,170 with its CEO, Edward J. Gildea. This note is unsecured and subordinate to the bonds, and has a two-year term. This interest rate is equal to or less than interest paid on the Company’s other term loans. The Company obtained the necessary bondholder consents to enter into this agreement.
     A schedule of outstanding principal amounts of the term notes as of June 30, 2008 and December 31, 2007 is as follows:

	2008	2007
Term note dated August 27, 2004	$250,000	$250,000
Term note dated September 6, 2005	125,000	125,000
Term note dated April 30, 2007	89,170	89,170

	464,170	464,170
Less: current portion	(464,170)	(375,000)

	$-0-	$89,170

The term notes dated August 27, 2004 and September 6, 2005 are due on December 31, 2008. The term note dated April 30, 2007 is due April 30, 2009, and is classified as current at June 30, 2008 and as non-current at December 31, 2007.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT — CONTINUED
BOND FINANCING
     On February 16, 2007, concurrent with its initial public offering, the Company’s wholly-owned subsidiary, Woodbridge, completed the sale of $17,500,000 of New Jersey Economic Development Authority Bonds. Direct financing costs related to this issuance totaled approximately $953,000, which have been capitalized and are being amortized over the life of the bonds. The bonds carry a stated interest rate of 8% and mature on August 1, 2027. The bonds are secured by a leasehold mortgage and a first lien on the equipment of Woodbridge. In addition, Woodbridge had agreed to, among other things, establish a fifteen month capitalized interest reserve and to comply with certain financial statement ratios. The capitalized interest reserve has been depleted and is now being funded monthly by the Company. The Company has provided a guarantee to the bondholders on behalf of Woodbridge for the entire bond offering.
CONVERTIBLE NOTE PAYABLE
     On January 24, 2008, in conjunction with the purchase of the net assets of UOP, the Company issued a note payable to the former sole member in the amount of $1,000,000. The note bears interest of 7% and matures on January 25, 2011; monthly principal and interest payments are $30,877. Interest expense of $27,987 has been recorded in the six months ending June 30, 2008, related to this note. The note is convertible by the holder six months after issuance. The Company is required to recognize a discount related to the intrinsic value of the beneficial conversion feature of the note as interest expense through the stated redemption date of the note. That amount was calculated to be $7,136, and has been recorded as a component of additional paid-in capital.
MORTGAGE NOTE PAYABLE
     The Company has a mortgage note payable on the land upon which the California facility resides. The note, in the original amount of $287,500, accrues interest at a variable rate, which is tied to the West coast edition of the Wall Street Journal. Monthly payments of principal and interest are due based on an amortization of twenty years. The note matured on April 22, 2008, upon which date it was refinanced. The new mortgage note is for $250,000, bears interest at 6.75% and matures five years from inception. Monthly payments of $2,871 are based on a ten year amortization.
PRIVATE FINANCING
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
     In connection with the Financing, the Company had agreed that within 75 days of the closing date, the Company would have a shareholder vote to seek approval to issue a convertible debenture with an interest rate of 10% per annum which would be convertible into common stock pursuant to terms of the debenture agreement, or such other price as permitted by the debenture (the “Convertible Debenture”). Upon shareholder approval, the Note was replaced by this Convertible Debenture and one half of each of the Class A Warrants and of the Class B Warrants issued were returned to the Company. Under the conversion option, the Investors shall have the option, at

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT— CONTINUED
any time on or before the maturity date (January 24, 2009), to convert the outstanding principal of this Convertible Debenture into fully-paid and non assessable shares of common stock at the conversion price equal to the lowest of (i) the fixed conversion price of $6.00 per share, (ii) the lowest fixed conversion price ( the lowest price, conversion price or exercise price set by the Company in any equity financing transaction, convertible security, or derivative instrument issued after January 24, 2008), or (iii) the default conversion price (if and so long as there exists an event of default, then 70% of the average of the three lowest closing prices of common stock during the twenty day trading period immediately prior to the notice of conversion). The Company held a special shareholders’ meeting on April 3, 2008 to vote on this matter, at which time it was approved.
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
     In connection with this borrowing, the Company issued 1.5 million warrants to purchase common stock, which were deemed to have a fair value of $5,497,500. The Company recorded the relative fair value of the warrants to the underlying notes of $2,227,500 in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” as additional paid-in capital and established a discount on the debt. The discount was being amortized over the life of the note (12 months). On April 17, 2008, the Investors returned to the Company 750,000 warrants that had been held in escrow. This reduced the value assigned to the warrants and, accordingly, the value assigned to the debt discount attributable to the warrants by $1,113,750. In addition, the remaining original issue discount of approximately $156,000 was recognized as expense on April 7, 2008.
     On April 7, 2008, the shareholders of the Company approved the issuance of additional shares so that convertible notes could be issued to the noteholders to replace the original notes dated January 24, 2008. The Company is required to recognize a discount for the intrinsic value of the beneficial conversion feature of the notes which is to be recognized as interest expense through the redemption date of the notes, which is January 24, 2009. That amount was calculated to be $3,675,000, and recognition was limited to $2,936,250 in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” as the debt discount is limited to the proceeds allocated to the convertible instrument of $4,500,000. That discount is being amortized over the life of the loan. During the six months ending June 30, 2008, the Company recognized interest expense of $851,813 related to this discount.
REGISTRATION RIGHTS AGREEMENT
     In connection with the January 24, 2008 private financing, the Company entered into a registration rights agreement with the Investors which called for the Company to register the securities within certain time periods. The Company had 10 days from shareholder approval, with an additional 7 day extension, to register the shares issuable under the Convertible Debenture and 90 days from the filing of a registration statement (filed on February 13, 2008) for the Warrants and the underlying shares to be declared effective by the SEC. The Company has filed the registration statement relative to the Convertible Debenture as of the filing date of this report and the regstration statement filed for the Warrants has been declared effective. However, the registration statement filed for the convertible debt and the date the warrant registration statement was declared effective by the SEC did not occur within the timelines agreed to in the registration rights agreement. The registration rights agreement calls for $90,000 per month in liquidated damages, payable in cash, if the Company doesn’t file the registration statement for the Convertible Debenture and liquidated damages equal to the average closing price of 375,000 Class A warrants

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT — CONTINUED
and 375,000 Class B warrants for each 30 day period, commencing May 13, 2008, and multiplying that average by 2% for each 30 day period that the registration statement is not declared effective.
     Therefore, on April 24, 2008, the Company began to incur liquidated damages in connection with the Convertible Debenture of $90,000 per month and as of May 13, 2008 the Company began to incur liquidated damage obligations in connection with the Warrants according to the formula described above. The maximum amount of liquidated damages relative to the Warrant Registration Statement and the Convertible Debenture is equal to 10% of the face amount of the Convertible Debenture or $450,000 (10% of $4,500,000). The Company paid a total of approximately $102,000 in liquidated damages related to the Convertible Debentures, which are recorded as interest expense on the consolidated statements of operations for the six months ended June 30, 2008. On June 7, 2008 the warrant registration statement was declared effective and the Company paid an additional $56,000 in liquidated damages as a result of the effective date going past the date agreed to in the registration rights agreement. At this time, the Company is not subject to further liquidated damages.
NOTE 7 — CAPITALIZATION OF INTEREST COSTS
     The Company has capitalized interest costs, net of certain interest income, in accordance with SFAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants,” related to its New Jersey Economic Development Authority Bonds in the amount of $802,143 and $403,573 as of June 30, 2008 and December 31, 2007, respectively. Capitalized interest is included with construction in progress on the consolidated balance sheets.
NOTE 8 — OWNERS’ EQUITY (DEFICIT)
     At its April 3, 2008 special meeting of shareholders, the shareholders approved a resolution to decrease the number of common shares that the Company is authorized to issue from 75,000,000 to 40,000,000, and the number of preferred shares that the Company is authorized to issue from 25,000,000 to 10,000,000. The Company did this to realize saving on certain taxes that are based on the number of shares authorized, and the Company believes that 40,000,000 shares of common stock would be sufficient to meet its future needs.
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
     On February 16, 2007, the Company successfully completed an initial public offering of 1,800,000 common shares and 3,600,000 warrants for a total offering of $9,900,000, before issuance costs. The Company’s initial public offering is presented net of issuance costs and expenses of approximately $1,687,000 in the statements of changes in owners’ equity (deficit). The warrants consist of 1,800,000 redeemable Class A warrants and 1,800,000 non-redeemable Class B warrants, each warrant to purchase one share of common stock. The common stock and warrants traded as one unit until March 13, 2007 when they began to trade separately.
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

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 8 — OWNERS’ EQUITY (DEFICIT) CONTINUED
     On February 16, 2007, as part of its initial public offering, the Company agreed to pay a 5% quarterly stock dividend, commencing March 31, 2007, and every full quarter thereafter until Woodbridge is operational. As of March 31, 2008, the Company has declared five such quarterly dividends amounting to 1,010,535 shares. As the New Jersey facility was operating as of June 30, 2008, no such dividend was declared.
WARRANT EXERCISE
     The Company has received net proceeds of approximately $6.1 million as a result of the exercise of approximately 755,000 Class A warrants and 600 Class B warrants in the six months ended June 30, 2008. The Company issued approximately 920,000 shares of common stock in connection with the exercise of these warrants due to the cumulative effect of the Company’s stock dividends.
NOTE 9 — STOCK OPTION PLAN
     In June 2006, the Company’s Board of Directors and stockholders approved the 2006 Stock Option Plan (the “Option Plan”). The Option Plan authorizes the grant and issuance of options and other equity compensation to employees, officers and consultants. A total of 666,667 shares of common stock were reserved for issuance under the Option Plan. At a Special Meeting of Shareholders on April 3, 2008, the shareholders approved an amendment to the 2006 Stock Option Plan to include an “evergreen” provision pursuant to which on January 1st of each year, commencing in 2009, the number of shares authorized for issuance under the 2006 Stock Option Plan shall automatically be increased to an amount equal to 20% of the shares of the common stock outstanding on the last day of the prior fiscal year. The Shareholders also approved an amendment to the Plan to increase the number of options available under the plan from 666,667 to 1,666,667. On June 27, 2008, an additional 736,735 options were granted, and vested on that date.
     The options granted on June 27, 2008 have an exercise price of $5.02 and expire ten years from the grant date. The exercise price was based on the closing price of the stock on the date of grant. The fair value of the options was estimated using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.52%; no dividend yield; volatility factor of 52.3%; and an expected term of 5 years. The resulting expense of approximately $2.3 million is included in general and administrative expenses in the consolidated statements of operations for the three and six month periods ended June 30, 2008.
The following table presents the activity under the 2006 Stock Option Plan from January 1, 2008 through June 30, 2008:

	2008
		Weighted Average
	Shares	Price per Share
Outstanding at January 1, 2008	653,000	$3.75
Granted	736,735	$5.02
Exercised	(143,000)	$3.75
Canceled	-0-	-0-

Outstanding and exercisable at June 30, 2008	1,246,735	$4.50

     As of June 30, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 10 — RELATED PARTY TRANSACTIONS
ACCRUED COMPENSATION-OFFICERS, DIRECTORS AND CONSULTANTS
     As of June 30, 2008 and December 31, 2007 the Company has an accrued liability totaling approximately $359,000 and $398,000, respectively, representing accrued compensation to officers, directors and consultants.
NOTES PAYABLE
     The Company has a term note due to its CEO in the amount of $89,170 at June 30, 2008 and December 31, 2007.
     The Company has a convertible note payable in the amount of $1,000,000 and $0 at June 30, 2008 and December 31, 2007, respectively, due to an officer of the Company, who is also the former member of UOP and WRI, in connection with its acquisition of those companies.
     The Company, through its consolidation of VLH, a variable interest entity, has received advances with a balance due to an officer of the Company, who is the sole member of VLH, of $69,600 which is shown as other current liabilities on the consolidated balance sheets at June 30, 2008. This amount is due on demand, with no stated interest rate.
NOTE 11 —COMMITMENTS AND CONTINGENCIES
     In addition to the operating lease commitment for its headquarters, the Company signed an operating lease during June 2006 for Woodbridge. The lease term is for ten years and the Company has exercised an option to renew for an additional ten years. Future minimum lease payments under this lease are as follows:

For years ended December 31,
2008	$467,910
2009	934,820
2010	934,820
2011	946,200
2012	959,100
2013 and thereafter	8,378,022

$12,620,872

LEGAL PROCEEDINGS
     The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 12 — MANAGEMENT’S PLAN OF OPERATION
     Commencing February 1, 2008, the Company began to recognize revenue from the plant that was acquired from United Organics Products, LLC and has transitioned from a development stage company to an operating company in the second quarter of 2008 as operations have commenced. The funds received from the private financing completed on January 24, 2008 (and subsequently replaced by the notes issued April 7, 2008) provided sufficient cash to complete the acquisitions and allow the Company to make improvements to the California facility to further increase product output from that plant. These improvements began in the second quarter of 2008 and it is anticipated they will be completed by the end of 2008. The Company anticipates that revenue will be generated while the upgrades are being made to the California plant as the work can be done while operations continue. In addition, the Company began operations at Woodbridge in June of 2008 which will provide additional revenue to the Company. The Company believes that approximately $6.1 million received from the exercise of some of its warrants will provide sufficient working capital during the remaining construction phase and will allow the Company to begin to hire additional staff and to provide working capital to meet the needs of the organization through the end of 2008. If planned sales are not achieved from both the Woodbridge and Gonzales facilities, then the Company may need to seek additional working capital to fund operations after the end of 2008. If the Company redeems the Class A warrants, the Company could receive up to $14.5 million in additional funding if all of the Class A warrants were to be exercised. However, as the Class A warrants have an exercise price of $8.25 per share ($6.46 as adjusted for cumulative stock dividends), it is unlikely that the Company would redeem the warrants until such time as the Company’s common stock price rises or, if the Company chooses, the exercise price of the warrants is lowered. The Company does not have any commitments for additional equity or debt funding, and, there is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. If the Company were unable to obtain additional sufficient funds, the Company may be required to terminate or delay the expansion of its Gonzales and Woodbridge facilities as presently planned, which would reduce future cash flow, or the Company may have to curtail operating expenses. Any of these actions could have an adverse affect on the Company’s operations, the realization of assets and the timely satisfaction of liabilities. Moreover, the Company is not permitted to borrow any future funds unless the Company obtains the consent of the bondholders of the New Jersey Economic Development Bond. The Company has obtained such consent for prior financing, but there is no guarantee that the Company can obtain such consent in the future.

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
Introduction
     Our operating structure is composed of our parent company, Converted Organics Inc., and three operating subsidiaries. The first is Converted Organics of Woodbridge, LLC, which includes the start up operation of our Woodbridge, NJ facility, second, Converted Organics of California, LLC, which includes the operating activity of our Gonzales, CA facility and third, Converted Organics of Rhode Island, LLC which was formed in July 2008 for the purpose of designing, financing and building a Rhode Island facility. Converted Organics Inc. transitioned from a development stage company in the second quarter of 2008 (as operations have commenced and we recorded revenues of approximately $750,000 for the six months ended June 30, 2008) to an operating company that constructs and operates processing facilities that will use food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. In addition to our current sales in the agribusiness market, we plan to sell and distribute our products in the turf management and retail markets. We have hired experienced sales personnel in these markets and have begun to introduce the product to the marketplace.
     Woodbridge Facility
     We obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that was modified and equipped as our first internally constructed organic waste conversion facility. Operations began in late June of 2008 at the Woodbridge facility and currently we are processing liquid waste and producing a liquid fertilizer and soil enhancement product. Construction is still in process on certain aspects of the facility and as of the filing of this report we are not producing any solid product. We do not expect to produce solid product until the fourth quarter of 2008. Our plan is to produce and store the solid product for sale into the retail market in the spring of 2009. We feel that this strategy will produce a favorable selling price for the dry product. When fully operational, the Woodbridge facility is expected to process approximately 78,000 tons of organic food waste and produce approximately 7,500 tons of dry product and 6,700 tons of liquid product annually. During the first four to six months of operations at our Woodbridge facility we expect to incur operating losses and we may not generate sufficient cash to pay for the anticipated operating expenses. We plan to use funds we have already received from the exercise of Class A warrants to fund the working capital requirements at that facility until it becomes cash flow positive. We feel that there will be sufficient production of liquid product, that when sold, will allow the plant to be cash flow positive even though we plan to inventory the dry product until spring 2009.

     UOP Acquisition; Gonzales Facility
     On January 24, 2008, we acquired the net assets of United Organic Products, LLC (“UOP”), which was under common ownership with Waste Recovery Industries, LLC (“WRI”). With this acquisition, we acquired a leading liquid fertilizer product line, as well as the Gonzales facility, which is a state-of-the-art production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for us in February 2008. The purchase price of $2,500,000 was paid in cash of $1,500,000 and notes payable of $1,000,000. The note matures on February 1, 2011, has an interest rate of 7% per annum, is payable monthly in arrears, and is convertible into our common stock six months after the acquisition date for a price equal to the average closing price of the stock on NASDAQ for the five days preceding conversion.
     The Gonzales facility generated revenue during the first half of 2008 of approximately $750,000, with an operating margin of approximately 17%. We plan to improve this operating margin by channeling sales into the profitable turf and retail markets and by generating tip fees from receiving additional quantities of food waste. In addition, we plan to add capacity to the Gonzales plant during 2008, whereby the plant will produce approximately three times its current production and will be capable of producing both liquid and solid products. We expect that the cash flow generated from the Gonzales facility will be sufficient to sustain its operation regardless of whether we are able to increase capacity. If capacity is increased, we expect the cash flow from the Gonzales facility for the year to offset some of the losses we expect to incur in connection with the start up and ramp up of the production capacity at the Woodbridge facility and remainder of the Company’s operations. However, the cash flow will not be sufficient to offset all of the anticipated losses.
     WRI Acquisition
     On January 24, 2008, we acquired the assets, including the intellectual property, of WRI. This acquisition makes us the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (“HTLC”) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short-term note that matured and was repaid on May 1, 2008. Interest on that note was paid monthly. In addition, the purchase agreement provides for a technology fee payment of $5,500 per ton of waste-processing capacity that is added to plants that were not planned at the time of this acquisition and that use this new technology. The per-ton fee is not payable on the Woodbridge facility, the facility that is being planned in Rhode Island, or the Gonzales facility acquired in the acquisition or the currently planned addition thereto, except to the extent that capacity (in excess of the currently planned addition) is added to the Gonzales facility in the future. Also, the purchase agreement provides that if we decide to exercise our right, obtained in the WRI acquisition, to enter into a joint venture with Pacific Seafood Inc. for the development of a fish waste-processing product (the “Eureka product”), we will pay 50% of our net profits earned from this Eureka product to the seller of WRI. Combined payments of both the $5,500 per ton technology fee and the profits paid from the Eureka product, if any, is capped at $7.0 million with no minimum payment required. In April, 2008 we entered into an agreement with Pacific Seafoods Inc. whereby we will pay Pacific Seafoods Inc. 50% of the net profits from the Eureka product. As of the filing date of this report no profits have been earned from the Eureka product. It is our intention to expense the payments, if any, that are paid on either the profits from the Eureka product or the $5,500 per ton technology fee.

     Rhode Island Facility
     As of the filing of this report, the Rhode Island Industrial Facilities Corporation gave initial approval to our Revenue Bond Financing Application for up to $15 million for the construction of the new facility. In addition, the Rhode Island Resource Recovery Corporation gave us final approval to lease nine acres of land in the newly created Lakeside Commerce Industrial Park in Johnston, RI. We previously filed an application with the Rhode Island Department of Environmental Management for the operation of a Putrescible Waste Recycling Center at that site.
     January 2008 Financing
     Also, on January 24, 2008, we entered into a private financing with three investors (the “Investors”) for a total amount of $4,500,000 (the “Financing”). The Financing was offered at an original issue discount of 10%. We used the proceeds to fund the acquisitions described above, to fund further development activities and to provide working capital. As consideration for the Financing, the Investors received a note issued by the Company in the amount of $4,500,000 with interest accruing at 10% per annum to be paid monthly and with the principal balance to be paid by January 24, 2009 (the “Note”). In addition, we issued to the Investors 750,000 Class A Warrants and 750,000 Class B Warrants, which may be exercised at $8.25 and $11.00 per warrant share, respectively (the “Warrants”). A placement fee of $225,000 was paid from the proceeds of this loan
     In connection with the Financing, we agreed to have a shareholder vote to seek approval to issue a convertible debenture in exchange for the Note with an interest rate of 10% per annum which would be convertible into common stock (the “Convertible Debenture”). In April 2008, we received shareholder approval and the Note was replaced by the Convertible Debenture and one half of each of the Class A Warrants and of the Class B Warrants issued to the Investors were returned to the Company.
     The Convertible Debenture provides the Investors the option, at any time on or before the maturity date of January 24, 2009 to convert the outstanding principal of this Convertible Debenture into our common stock at the conversion price equal to the lowest of (i) the fixed conversion price of $6.00 per share, (ii) the lowest price, conversion price or exercise price set by the Company in any equity financing transaction, convertible security, or derivative instrument issued after January 24, 2008, or (iii) the default conversion price, which is if and so long as there exists an event of default, then 70% of the average of the three lowest closing prices of common stock during the twenty day trading period immediately prior to the notice of conversion.
     In connection with the financing, we entered into a registration rights agreement with the Investors which called for the Company to register the securities within certain time periods. We had 10 days from shareholder approval, with an additional 7 day extension, to register the shares issuable under the Convertible Debenture and we had 90 days from the filing of a registration statement (filed on February 13, 2008) for the Warrants and the underlying shares to be declared effective by the SEC. We have filed the required registration statements and such registration statements have been declared effective. However, the registration statement filed for the convertible debt and the date the warrant registration statement was declared effective by the SEC did not occur within the timelines agreed to in the registration rights agreement. The registration rights agreement called for $90,000 per month in liquidated damages, payable in cash, if we did not file the registration statement for the Convertible Debenture and liquidated damages equal to the average closing price of 375,000 Class A warrants and 375,000 Class B warrants for each 30 day period, commencing May 13, 2008, and multiplying that average by 2% for every month that the registration statement was not declared effective.
     Therefore, on April 24, 2008, we began to incur liquidated damages in connection with the Convertible Debenture of $90,000 per month and as of May 13, 2008 we began to incur liquidated damage obligations in connection with the Warrants according to the formula described above. The maximum amount of liquidated damages relative to the Warrant Registration Statement and the Convertible Debenture is equal to 10% of the face amount of the Convertible Debenture or $450,000 (10% of $4,500,000). We paid a total of approximately $102,000 in liquidated damages related to the Convertible Debentures. On June 7, 2008 the warrant registration statement was declared effective and we paid an additional $56,000 in liquidated damages as a result of the effective date going past the date agreed to in the registration rights agreement. At this time, we are not subject to further liquidated damages.
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
Pro Forma Financial Information
     The unaudited supplemental pro forma information discloses the results of operations for the current interim period and the current fiscal year up to the date of the most recent interim period presented (and for the corresponding periods in the preceding year) as though the business combination had been completed as of the beginning of the period reported on.
     The pro forma condensed consolidated financial information is based upon available information and certain assumptions that we believe are reasonable. The unaudited supplemental pro forma information does not purport to represent what our financial condition or results of operations would actually have been had these transactions in fact occurred as of the dates indicated above or to project our results of operations for the period indicated or for any other period.

	Six months ending June 30,
	2008	2007
Revenues (in thousands)	$753	$712
Net loss (in thousands)	(8,567)	(2,610)
Net loss per share — basic and diluted	(1.68)	(0.86)
Construction and Start-up Period
     We have commenced plant operations at our Woodbridge facility. Our process engineer, Weston Solutions, Inc., has completed the design, mass balance, energy balance, and process flow drawings for the Woodbridge facility. This work formed the basis for soliciting bids for a guaranteed maximum price contract for the construction of the Woodbridge facility. In addition, our management team has been focused primarily on constructing the Woodbridge facility, conducting start-up trials and bringing operations to full-scale production as quickly as practicable. Operations began in late June of 2008 at the Woodbridge facility and currently we are processing liquid waste and producing a liquid fertilizer and soil enhancement product. Construction is still in process on certain aspects of the facility and as of the filing of this report we are not producing any solid product. We do not expect to produce solid product until the fourth quarter of 2008.We have budgeted approximately $14.6 million for the design, building, and testing of our facility, including related non-recurring engineering costs. The capital outlay of $14.6 million has and will come from the $25.4 million raised by our initial public offering of stock and the issuance of New Jersey Economic Development Bonds, both of which closed on February 16, 2007 and does not include $4.6 million of lease financing provided by the New Jersey landlord.
     As of June 30, 2008, we have incurred approximately $10 million of the $14.6 million in planned construction costs. The total cost is not expected to significantly exceed the estimate of $14.6 million; (which does not include $4.6 million of lease financing) however, we currently plan to purchase additional equipment, which would allow us to produce additional product which is in high demand by the retail market. The estimated cost of this additional equipment would be approximately $1.5 million. Also, we have decided to incorporate the HTLC technology acquired from WRI into the Woodbridge facility. We estimate that these costs could be approximately $3.0 million dollars, bringing the total plant cost to $19.1 million, not including lease financing. The purpose of adding the HTLC technology to the Woodbridge facility is two fold, first it will significantly lower operating costs, most notably utility costs as the need to evaporate significant amounts of liquid byproduct would no longer be necessary, and two, the non evaporated liquid by product can be used in the production process and sold as additional product.
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
Liquidity and Capital Resources
     At June 30, 2008, we had total current assets of approximately $7.5 million consisting primarily of cash, restricted cash, and prepaid assets, and had current liabilities of approximately $6.2 million, consisting primarily of accounts payable, accrued expenses and notes payable leaving us with total working capital of approximately $1.3 million. Non-current assets totaled $24.1 million and consisted primarily of restricted cash, construction in process and property and equipment. Non-current liabilities consist primarily of notes payable of $751,000 and bonds payable of $17,500,000 at June 30, 2008. We accumulated a net loss from inception through June 30, 2008 of approximately $18.9 million. Owners’ equity at June 30, 2008 was approximately $7.0 million. For the first six months of 2008, we generated revenues from operations of approximately $753,000. Prior to 2008 the Company had no revenues.
     We issued 1,800,000 Class A warrants as part of our initial public offering. We also issued an additional 293,629 Class A warrants and 375,000 Class A warrants as part of the February 16, 2007 and January 24, 2008 financings, respectively. The exercise price of each Class A warrant is $8.25 per share. The Class A warrants expire on February 16, 2011, but if the warrants are not exercisable at that time because a current registration statement for the underlying shares is not available, then the expiration date will be extended for 30 days following notice from us that the warrants are again exercisable. Nevertheless, there is a possibility that the warrants will never be exercised when in-the-money or otherwise, and that we will never receive cash in connection with the exercise of the warrants. In the first half of 2008, 707,391 of the Class A warrants were voluntarily exercised, providing us with approximately $6.1 million in cash. The remaining Class A warrants (1,029,609 from the initial public offering, 293,629 from the February 2007 financing, and 375,000 from the January 2008 financing) are redeemable at the Company’s option, at a redemption price of $0.25 per warrant. We are required to provide 30 days’ prior written notice to the Class A warrant holders of our intention to redeem the warrants. As of the filing date of this report we have not provided notice of our intention to redeem the warrants. If we redeem the Class A warrants, we could receive proceeds of up to $14.5 million if all of the outstanding Class A warrants were exercised. We also issued 1,800,000 Class B warrants as part of our initial public offering, and 293,629 Class B warrants and 375,000 Class B warrants as part of the February 16, 2007 and January 24, 2008 financings, respectively, all of which have the same expiration date as the Class A warrants. These warrants are not redeemable by the Company and, as such, we can provide no assurance that they will ever be exercised.
     We currently have manufacturing capabilities in our Woodbridge and Gonzales facilities as a means to generate revenues and cash. In addition, approximately $14.6 million of the net proceeds from our February 2007 equity and bond offerings, together with the $4.6 million of lease financing provided by the landlord, was used to build our Woodbridge facility, which became operational in late June of 2008 and is expected to be at full capacity at the end of 2008. We believe that the remaining $10.8 million net proceeds from the equity and bond offerings, along with the proceeds from the exercise of our publicly held Class A Warrants, which totaled approximately $6.1 million as of June 30, 2008, and cash flow from the Gonzales and Woodbridge facilities, will be sufficient to sustain our operations until the Woodbridge facility is completed but at our current run rate only through the end of December 2008. If planned sales from both the Woodbridge and Gonzales facility are not achieved during the last six months of 2008 we may need to seek additional working capital. Also, the cash flow during the last six months of 2008 will not be sufficient to fund planned changes to the initial design of the Woodbridge facility ($4.5 million for the additional product line and HTLC technology), the January 24, 2009 convertible debt repayment of $4.5 million (if the debt is not converted) and the short term notes of $464,000 due December 31, 2008 and April 30, 2009 and therefore we will need to seek additional funding both for the additional product line, HTLC technology and debt repayments. If we redeem the Class A warrants, we could receive up to $14.5 million in additional funding if all of the Class A warrants were to be exercised. However, as the Class A warrants have an exercise price of $8.25 per share ($6.46 as adjusted for cumulative stock dividends), it is unlikely that we would redeem the warrants until such time as our common stock price rises or, if we choose, the exercise price of the warrants is lowered. We do not have any commitments for additional equity or debt funding, and, there is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. If we were unable to obtain additional sufficient funds, we may be required to terminate or delay the expansion of our Gonzales and Woodbridge facilities as presently planned, which would reduce our future cash flow, or we may have to curtail operating expenses. Any of these actions could have an adverse affect on our operations, the realization of our assets and the timely satisfaction of our liabilities. Moreover, we are not permitted to borrow any future funds unless we obtain the consent of the bondholders of the New Jersey Economic Development Bond. We have obtained such consent for prior financing, but there is no guarantee that we can obtain such consent in the future.
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

Results of Operations
     For the period from inception (May 3, 2003) until December 31, 2007, we have been a development stage company with no revenues. We began to earn revenues from our Gonzales facility during the first six months of 2008, and production has begun at our Woodbridge facility and therefore we are no longer reporting as a development stage company.
     During the six months ended June 30, 2008 we had sales of approximately $753,000 compared to $0 for the same six month period in 2007. During the first six months of 2008 we had cost of goods sold of approximately $625,000, leaving a gross profit of approximately $128,000 or 17% compared to $0 cost of goods sold and $0 gross profit for the same six month period in 2007. These sales and gross profits were derived from our Gonzales facility and we expect the gross margin to increase in the future as we increase production and expand our sales efforts into more profitable markets. For the three months ended June 30, 2008, we had sales of $493,000, cost of goods sold of approximately $403,000 and gross profit of approximately $90,000 or 18%. There were no sales in the three month period ended June 30, 2007.
     We incurred operating expenses of approximately $5.5 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively. The principal components of the $3.7 million increase in operating expenses for the six month period ended June 30, 2008 over the six month period ended June 30, 2007 is an increase in general and administrative expenses of $3.8 million (due mainly to an increase in salaries of $400,000 for additional personnel, $200,000 in professional fees relating to private placement financing, $150,000 relating to recognition of liquidated damages associated with the private placement financing and $2.3 million recognized as compensation expense upon the issuance of employee stock options as calculated using the black-scholes pricing model), offset by a $115,000 reduction in research and development costs. For the three months ended June 30, 2008 we incurred operating expenses of approximately $3.8 million as compared to $1.1 million for the same period in 2007. The principal components of the $2.9 million increase in operating expenses for the three month period ended June 30, 2008 over the three month period ended June 30, 2007 is an increase in general and administrative expenses of $2.7 million (due mainly to an increase in salaries of $300,000 for additional personnel, $150,000 relating to recognition of liquidated damages associated with the private placement financing and $2.3 million recognized as compensation expense upon the issuance of employee stock options as calculated using the black-scholes pricing model), offset by a $217,000 reduction in research and development costs.
     For the six months ended June 30, 2008, interest expense was approximately $3.1 million compared to $845,000 for the same six month period in 2007, this increase is due mainly to original issue discount on private placement financing of $450,000 and amortization of debt discount. Interest expense increased from $581,000 for the three months ended June 30, 2007 to $2.4 million for the three months ended June 30, 2008, again due to amortization of original issue discount and amortization of debt discount.
     For the six months ended June 30, 2008, net loss was $8.5 million compared to $2.3 million for the same six month period in 2007. For the three months ended June 30, 2008, net loss was $6.1 million compared to $1.4 million for the same three month period in 2007. For both periods, the increases in net loss primarily represent the effects of the increase in our operating costs and interest expense, as discussed above.
     As of June 30, 2008, we had current assets of approximately $7.5 million compared to $3.2 million as of December 31, 2007. Our total assets were approximately $31.6 million as of June 30, 2008 compared to approximately $22.2 million as of December 31, 2007. The majority of the increase in both current and total assets from December 31, 2007 to June 30, 2008 is due to receipt of approximately $6.1 million in cash from the voluntary exercise of our Class A warrants and $3.0 million in assets acquired with our acquisitions of UOP and WRI.
     As of June 30, 2008, we had current liabilities of approximately $6.2 million compared to $2.5 million at December 31, 2007. This significant increase is due largely to our January 2008 private financing, net of discounts, of $2.3 million and loans issued in association with our acquisitions of UOP and WRI. In addition, we had long-term liabilities of approximately $18.3 million as of June 30, 2008 as compared to $17.6 million at December 31, 2007. This increase is primarily due to the issuance of long term notes payable in association with our acquisition of UOP and WRI.
     For the six months ended June 30, 2008 we had negative cash flow from operating activity of approximately $4.1 million, comprising primarily loss from operations offset by certain non-cash items such as depreciation, amortization of deferred financing fees and amortization of discounts on private financing, $2.3 million in expense associated with the grant of stock options and an increase in accounts payable and accrued expenses. We also had negative cash flow from investing activities of $1.2 million, primarily related to the purchase of UOP assets. The negative cash flow from both operating and investing activities was offset by approximately $10.1 million in positive cash flow from financing activities comprising approximately $6.1 million from the exercise of warrants, and $3.7 million from the proceeds of the January 2008 private financing.
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
     There were no changes in our internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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
     In June 2008, we issued an additional 3,000 shares of common stock to one accredited investor as a result of the exercise of stock options issued under the Company’s 2006 Stock Option Plan. The issuances were completed pursuant to Section 4(2) and Regulation D of the Securities Act of 1933, as amended.
Item 3. Defaults upon Senior Securities
     During the six months ended June 30, 2008 we were not in default of any of our indebtedness.
Item 4. Submission of Matters to a Vote of Security Holders
     On April 3, 2008, we held a Special Meeting of Stockholders, which was adjourned until April 7, 2008. The following matters were voted upon:
          Proposal 1. An amendment of the Company’s 2006 Stock Option Plan to increase the number of shares issuable under the 2006 Stock Option Plan from 666,667 shares to 1,666,667 shares.
          Proposal 2. An amendment of the Company’s 2006 Stock Option Plan to include an “evergreen” provision pursuant to which on January 1st of each year commencing in 2009, the number of shares authorized for issuance under the 2006 Stock Option Plan shall automatically be increased by an amount equal to 20% of the shares of our common stock outstanding on the last day of the prior fiscal year.
          Proposal 3. An amendment of the Company’s Certificate of Incorporation to decrease the number of authorized shares of common stock from 75,000,000 to 40,000,000 and decrease the number of authorized shares of preferred stock from 25,000,000 to 10,000,000.
          Proposal 4. Approval of the potential issuance of common stock equal to or greater than 20% of the Company’s common stock upon conversion of notes or shares issuable upon exercise of warrants issued pursuant to a Loan and Securities Purchase Agreement entered into by the Company on January 24, 2008.
          The results of the vote were as follows:

	For	Against	Abstain
Proposal 1	2,435,074	180,868	9,831
Proposal 2	2,430,185	185,734	9,854
Proposal 3	4,212,244	47,899	11,251
Proposal 4	2,497,275	111,832	16,666
          On June 6, 2008, we held the Annual Meeting of Stockholders. The following matters were voted upon:
          Proposal 1. To elect John DeVillars and Peter Townsley to the Board of Directors to serve until their terms expire in 2011 and until their successors are duly elected and qualified.
          Proposal 2. To ratify the appointment of Carlin, Charron & Rosen, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2008.
          The results of the vote were as follows:

	For	Withheld
Proposal 1 —
John DeVillars	4,242,575	100,530
Peter Townsley	4,241,630	101,475

	For	Against	Abstain
Proposal 2	4,270,706	61,327	11,072
Item 5. Other Information.
     None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.
Date: August 13, 2008	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer

Date: August 13, 2008	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration

Date: August 13, 2008	/s/ Ellen P. O’Neil
Ellen P. O’Neil
Vice President of Finance & Accounting