Form 10-Q
period 2008-09-30
Converted Organics Inc.
filed 2008-11-19
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended: September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2008, there were 6,416,658 shares of our common stock outstanding.

Item 1. Financial Statements
CONVERTED ORGANICS INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,844,396	$287,867
Restricted cash	229,926	2,590,053
Accounts receivable, net	232,013	—
Inventories	354,378	—
Prepaid rent	341,027	190,600
Other prepaid expenses	140,135	40,282
Other receivables	20,974	55,450

Total current assets	4,162,849	3,164,252

Deposits	1,032,495	554,978
Restricted cash	4,607,721	12,006,359
Property and equipment, net	9,822,586	—
Construction-in-progress	9,416,118	4,947,067
Capitalized bond costs, net	873,927	909,679
Intangible assets, net	1,073,375	585,750
Deferred financing and issuance costs, net	108,292	8,642

Total assets	$31,097,363	$22,176,727

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Term notes payable — current	$464,170	$375,000
Accounts payable	3,758,051	898,270
Accrued compensation, officers, directors and consultants	351,516	397,781
Accrued legal and other expenses	195,784	199,261
Accrued interest	325,481	630,890
Note payable, net of unamortized discount	3,337,525	—
Convertible note payable, current, net of unamortized discount	327,390	—
Mortgage payable, current	18,164	—

Total current liabilities	8,778,081	2,501,202

Term note payable, net of current portion	—	89,170
Mortgage payable, net of current portion	230,214	—
Convertible note payable, net of current portion	436,996	—
Bonds payable	17,500,000	17,500,000

Total liabilities	26,945,291	20,090,372

COMMITMENTS AND CONTINGENCIES	—	—

OWNERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 40,000,000 shares; 5,557,968 and 4,229,898 shares issued and outstanding at September 30, 2008 and December 31, 2007	555	423
Additional paid-in capital	25,553,116	12,460,357
Member’s equity	591,980	—
Accumulated deficit	(21,993,579)	(10,374,425)

Total owners’ equity	4,152,072	2,086,355

Total liabilities and owners’ equity	$31,097,363	$22,176,727

The accompanying notes are an integral part of these consolidated financial statements

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues	$428,516	$—	$1,181,423	$—

Cost of good sold	647,817	—	1,272,365	—

Gross loss	(219,301)	—	(90,942)	—

Operating expenses
General and administrative expenses	1,469,988	702,481	6,816,407	2,217,397
Research and development	102,528	178,592	300,915	493,243
Amortization of license	4,125	4,125	12,375	12,375

Loss from operations	(1,795,942)	(885,198)	(7,220,639)	(2,723,015)

Other income/(expenses)
Interest income	59,692	229,778	266,319	650,480
Depreciation expense	(61,542)	—	(68,431)	—
Amortization of capitalized costs	(99,834)	(20,041)	(285,917)	(42,815)
Interest expense	(1,156,739)	(237,665)	(4,284,071)	(910,409)

	(1,258,423)	(27,928)	(4,372,100)	(302,744)

Loss before provision for income taxes	(3,054,365)	(913,126)	(11,592,739)	(3,025,759)

Provision for income taxes	—	—	—	—

Net loss	$(3,054,365)	$(913,126)	$(11,592,739)	$(3,025,759)

Net loss per share, basic and diluted (Note 8)	$(0.48)	$(0.21)	$(1.92)	$(0.80)

Weighted average common shares outstanding (Note 8)	6,390,947	4,414,567	6,050,593	3,786,324

The accompanying notes are an integral part of these consolidated financial statements

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY (DEFICIT) (UNAUDITED)
Nine months ended September 30, 2008

	Common Stock					Total
	Shares Issued and		Additional	Member’s	Accumulated	Owners’ Equity
	Outstanding	Amount	Paid-in Capital	Equity	Deficit	(Deficit)
Balance January 1, 2008	4,229,898	$423	$12,460,357	$—	$(10,374,425)	$2,086,355
Consolidation of variable interest entity	—	—	—	23,965	—	23,965
Common stock issued upon exercise of warrants	921,833	92	6,169,462	—	—	6,169,554
Common stock issued upon exercise of options	143,000	14	536,236	—	—	536,250
Warrants issued in connection with financings, net of cancellations	—	—	1,113,750	—	—	1,113,750
Beneficial conversion features on convertible notes	—	—	2,943,386	—	—	2,943,386
Stock dividend	263,237	26	(26)	—	—	—
Issuance of stock options	—	—	2,329,951	—	—	2,329,951
Member’s contributions	—	—	—	541,600	—	541,600
Net income (loss)	—	—	—	26,415	(11,619,154)	(11,592,739)

Balance, September 30, 2008	5,557,968	$555	$25,553,116	$591,980	$(21,993,579)	$4,152,072

The accompanying notes are an integral part of these consolidated financial statements

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,592,739)	$(3,025,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Consolidation of variable interest entity	6,164	—
Amortization of intangible asset — license	12,375	12,375
Amortization of capitalized bond costs	35,752	31,779
Amortization of deferred financing fees	245,350	—
Depreciation of property and equipment	213,323	11,036
Amortization of beneficial conversion features	1,780,026	—
Amortization of discounts on private financing	1,563,750	—
Stock option compensation expense	2,329,951	—
Stock issued for extension of bridge financing	—	178,048
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(203,311)	—
Inventories	(343,264)	—
Prepaid expenses and other current assets	(260,280)	(194,335)
Other assets	34,476	—
Deposits	(486,517)	(350,000)
Increase (decrease) in:
Accounts payable and other accrued expenses	2,631,391	(588,843)
Accrued compensation — officers, directors and consultants	(46,265)	—
Accrued interest	(305,409)	123,408
Other	25,000	—

Net cash used in operating activities	(4,360,227)	(3,802,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	9,758,765	4,948,013
Cash paid for acquisitions	(1,500,000)	—
Purchase of property and equipment	(7,025,121)	—
Capitalized interest	(638,368)	(299,507)
Construction costs	(3,830,683)	(3,345,709)
Restrictions of cash	—	(20,646,611)
Deposit on license	—	(139,978)

Net cash used in investing activities	(3,235,407)	(19,483,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of warrants	6,169,554	—
Proceeds from private financing, net of original issue discount	3,715,000	—
Net proceeds from exercise of options	536,250	—
Member’s contributions	541,600	—
Payments made for deferred issuance costs	—	(42,916)
Payments made on mortgage payable	(5,912)	—
Repayment of term notes issued for acquisition	(734,729)	—
Net proceeds from bond financing (Note 3)	—	16,546,625
Net proceeds from initial public offering of stock (Note 6)	—	8,859,784
Proceeds from term notes	—	89,170
Repayment of term notes	—	(275,000)
Repayment of demand notes	(69,600)	(100,000)
Repayment of bridge loan	—	(1,515,000)

Net cash provided by financing activities	10,152,163	23,562,663

NET INCREASE IN CASH	2,556,529	276,580

CASH AND CASH EQUIVALENTS, beginning of period	287,867	66,853

CASH AND CASH EQUIVALENTS, end of period	$2,844,396	$343,433

Supplemental cash flow information:
Cash paid during the period in:
Interest	$1,722,863	$908,456

Non-cash financing activities:
Financing costs paid from proceeds of private financing	$335,000	$—
Issuance costs paid from proceeds of initial public offering	—	990,000
Issuance costs paid from proceeds of bond financing	—	953,375
Deferred financing and issuance costs	—	207,158
Beneficial conversion discount on convertible note	2,943,386	—
Warrants issued in connection with financing	1,113,750	—
The accompanying notes are an integral part of these consolidated financial statements

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements of Converted Organics Inc. (the “Company”) have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results as of and for the three-month and nine-month interim periods ended September 30, 2008 and 2007.
     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. This Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB/A as of and for the year ended December 31, 2007 and for the period commencing from inception (May 3, 2003) to December 31, 2007.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS
     Converted Organics Inc. uses food and other waste as a raw material to manufacture, sell and distribute all-natural soil amendment products combining disease suppression and nutrition characteristics. The Company transitioned from a development stage company to an operating company in the second quarter of 2008 as operations have commenced and the Company has approximately $1.2 million in revenues for the nine-month period ended September 30, 2008. When the Company becomes fully operational, its revenues will come from two sources: product sales and tip fees. Product sales revenue comes from the sale of the Company’s fertilizer products. The Company’s products possess a combination of nutritional, disease suppression and soil amendment characteristics. Waste haulers will pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors, and hospitality venues such as hotels, restaurants, convention centers and airports.
     Converted Organics of California, LLC (“California”), a California limited liability company and wholly-owned subsidiary of the Company, was formed when the Company acquired the assets of United Organics Products, LLC. California operates a plant in Gonzales, California, in the Salinas Valley. California produces approximately 25 tons of organic fertilizer per day, and sells primarily to the California agricultural market. The California facility employs a proprietary method called High Temperature Liquid Composting (“HTLC”), which is the intellectual property acquired in the purchase of the assets of Waste Recovery Industries. The facility is currently being upgraded to expand its capacity and to enable it to accept larger amounts of food waste from waste haulers, earning a tip fee.
     Converted Organics of Woodbridge, LLC (“Woodbridge”), a New Jersey limited liability company and wholly-owned subsidiary of the Company, was formed for the purpose of owning, constructing and operating the Woodbridge, New Jersey facility. The Woodbridge facility is designed to service the New York-Northern New Jersey metropolitan area. The facility remains under construction with only a portion of it being operational during the third quarter of 2008. The facility is expected to be fully completed during the fourth quarter of 2008. Limited operations will continue during the remaining construction period.
     Converted Organics of Rhode Island, LLC (“Rhode Island), a Rhode Island limited liability company and subsidiary of the Company, was formed for the purpose of developing a facility at the Rhode Island central landfill.
CONSOLIDATION
     The accompanying unaudited interim consolidated financial statements include the transactions and balances of Converted Organics Inc. and its subsidiaries, Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC and Converted Organics of Rhode Island, LLC. The transactions and balances of Valley Land Holdings, LLC, a variable interest entity of Converted Organics of California, LLC, have also been consolidated therein. All intercompany transactions and balances have been eliminated in consolidation.

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
CASH AND CASH EQUIVALENTS
     The Company considers financial instruments with a maturity date of three months or less from the date of purchase to be cash equivalents. The Company had cash equivalents of $425,250 at September 30, 2008 consisting of certificates of deposit. There were no cash equivalents at December 31, 2007.
RESTRICTED CASH
     As of September 30, 2008, the Company had remaining approximately $4,800,000 of restricted cash as required by its bond agreement with the New Jersey Economic Development Authority. This cash was raised by the Company in its initial public offering and bond financing on February 16, 2007 and is set aside in three separate accounts consisting of approximately $2,600,000 for the construction of the Woodbridge operating facility, approximately $10,000 for the working capital requirements of the Woodbridge subsidiary while the facility is under construction and approximately $2,190,000 in reserve for bond principal and interest payments along with a reserve for lease payments. The Company has classified this restricted cash as non-current to the extent that such funds are to be used to acquire non-current assets or are to be used to service non-current liabilities. Third party trustee approval is required for disbursement of all restricted funds.
ACCOUNTS RECEIVABLE
     Accounts receivable represents balances due from customers, net of applicable reserves for doubtful accounts. There were no reserves deemed necessary at September 30, 2008 and December 31, 2007. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date.
INVENTORIES
     Inventories are valued at the lower of cost or market, with cost determined by the first in, first out basis. Inventory consists primarily of raw materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves deemed necessary by management at September 30, 2008 and December 31, 2007.
DEFERRED FINANCING AND ISSUANCE COSTS
     In connection with the private financing arrangement of January 24, 2008, the Company incurred legal and placement fees of $345,000, $10,000 of which was paid in the year ended December 31, 2007, and $335,000 of which was paid from the proceeds of the loan. These fees are being amortized over one year. Amortization expense of $236,708 was recorded during the nine months ended September 30, 2008, related to these costs.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
INTANGIBLE ASSETS
     Pursuant to a license agreement with an effective date of July 15, 2003 and amended effective date of February 9, 2006, the Company entered into an exclusive license to use its enhanced Autogenous Thermophylic Aerobic Digestion process (EATAD) technology for the design, construction and operation of facilities for the conversion of food waste into solid and liquid organic material. The license is stated at amortized cost. Amortization is provided for using the straight-line method over the life of the license, which is 40 years.
     In June 2007, the Company placed a deposit of approximately $140,000 on a second plant license with the licensor. When received, the second license will be capitalized and amortized over its future life.
     On January 24, 2008, the Company acquired the assets, including the intellectual property, of Waste Recovery Industries, LLC (“WRI”). This acquisition included the proprietary technology and process known as the High Temperature Liquid Composting (HTLC) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The intellectual property is carried at cost, which represents the fair value as determined in the allocation of the purchase price of WRI. The estimated useful life of the intellectual property is indefinite. As a result, the intellectual property will be reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”
ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
     There are no accounting pronouncements not yet adopted that are expected to have a significant impact on the Company.
EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the three-month and nine-month periods ended September 30, 2008 and 2007.
RECLASSIFICATIONS
     Certain prior period amounts have been reclassified to conform to the current year presentation.
SEGMENT REPORTING
     The Company has no reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”
NOTE 3 — ACQUISITIONS
     On January 24, 2008, the Company acquired the assets, including the intellectual property, of Waste Recovery Industries, LLC of Paso Robles, CA. This acquisition allows the Company to be the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (HTLC) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short-term note that matured on May 1, 2008 and was repaid on that date. Interest on that note was payable monthly. In addition, the purchase price provides for future contingent payments of $5,500 per ton of capacity, when and if, additional tons of waste-processing capacity are added to the Company’s existing current or planned capacity, using the acquired technology.
     In addition, Waste Recovery Industries, LLC had begun discussion with a third party (prior to the Company acquiring it) to explore the possibility of building a facility to convert fish waste into organic fertilizer using the HTLC technology. The Company has completed those negotiations and has entered into an agreement with Pacific Choice Seafoods whereby the Company will be required to pay 50% of the Company’s profits (as defined) to the former owner, (who is now an officer and

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — ACQUISITIONS — CONTINUED
director of the Company) that are earned from the facility. The contingent profit-sharing payments under this agreement will be accounted for as expenses of the appropriate period, in accordance with EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” The Company estimates that no such payments will be payable in the twelve months following the acquisition. Payments, if any, after that will be expensed as incurred. The maximum payment due under these arrangements is $7,000,000, with no minimum.
     On January 24, 2008, the Company also formed Converted Organics of California, LLC, a wholly-owned subsidiary of Converted Organics Inc., who acquired the net assets of United Organic Products, LLC of Gonzales, CA (“UOP”). With this acquisition, the Company acquired a liquid fertilizer product line, as well as a production facility that services a West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for the Company immediately upon acquisition. The purchase price of $2,500,000 was paid in cash of $1,500,000 and a note payable of $1,000,000. This note matures on February 1, 2011, has an interest rate of 7%, payable monthly in arrears and is convertible into common stock six months after the acquisition date for a price equal to the five-day average closing price of the stock on Nasdaq for the five days preceding conversion.
     The acquisitions have been accounted for in the first quarter of 2008 using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the net assets have been recorded at their estimated fair values as of the acquisition date, and operating results have been included in the Company’s consolidated financial statements from the date of acquisition. The purchase price has been allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized in 2008, as the Company obtains more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.
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

     The unaudited supplemental pro forma information discloses the results of operations for the current fiscal year up to the date of the most recent interim period presented (and for the corresponding periods in the preceding year) as though the business combination had been completed as of the beginning of the period reported on.
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

	Nine months ending September 30,
	2008	2007
Revenues (in thousands)	$1,181	$1,067
Net loss (in thousands)	(11,621)	(3,647)
Net loss per share — basic and diluted	(2.21)	(1.11)

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 4 — PROPERTY AND EQUIPMENT
     The Company’s property and equipment at September 30, 2008 consisted of the following:

Land and improvements	$325,691
Building and improvements	6,211,115
Machinery and equipment	3,448,895
Vehicles	34,000
Office equipment and furniture	16,208

10,035,909
Less: Accumulated depreciation and amortization	(213,323)

Total property and equipment	$9,822,586

NOTE 5 — CASH EQUIVALENTS MEASURED AT FAIR VALUE
     Cash and cash equivalents include a certificate of deposit valued at $425,250. The Company has determined that the inputs associated with the fair value determination are based on quoted prices (unadjusted) and as a result are classified within Level 1 of the fair value hierarchy as defined within the guidance provided by SFAS No. 157, “Fair Value Measurements.” The table below presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

				Balance at
Assets	Level 1	Level 2	Level 3	September 30, 2008
Certificate of deposit	$425,250	—	—	$425,250
     The Company does not have any fair value measurements using readily observable inputs (Level 2) or significant unobservable inputs (Level 3) as of September 30, 2008.
NOTE 6 — DEBT
TERM NOTES
     The Company has three term notes payable: (1) $250,000 unsecured term note dated August 27, 2004, with an original maturity date of September 30, 2006, which has been extended to December 31, 2008, with interest at 12% per annum, (2) $250,000 unsecured term note dated September 6, 2005, with an original maturity of September 15, 2006, which was extended to December 31, 2008, with interest at 15% per annum, and (3) $89,170 unsecured term note dated April 30, 2007 with a maturity of April 30, 2009 and interest at 12% per annum. During February 2007, $125,000 of principal was repaid on the unsecured term note dated September 6, 2005. On all notes, interest accrues without payment until maturity. As of September 30, 2008, the total of unpaid accrued interest on these notes is $92,148. The agreement on one of these loans required accrued interest of $89,170 to be paid immediately. Because the bondholders of the New Jersey Economic Development Authority bonds restrict the Company from paying the accrued interest from available funds, the Company borrowed funds to repay this accrued interest by entering into an additional term loan in the amount of $89,170 with its CEO, Edward J. Gildea. This note is unsecured and subordinate to the bonds, and has a two-year term. This interest rate is equal to or less than interest paid on the Company’s other term loans. The Company obtained the necessary bondholder consents to enter into this agreement.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT — CONTINUED
     A schedule of outstanding principal amounts of the term notes as of September 30, 2008 and December 31, 2007 is as follows:

	2008	2007
Term note dated August 27, 2004	$250,000	$250,000
Term note dated September 6, 2005	125,000	125,000
Term note dated April 30, 2007	89,170	89,170

	464,170	464,170
Less: current portion	(464,170)	(375,000)

	$-0-	$89,170

The term notes dated August 27, 2004 and September 6, 2005 are due on December 31, 2008. The term note dated April 30, 2007 is due April 30, 2009, and is classified as current at September 30, 2008 and as non-current at December 31, 2007.
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
CONVERTIBLE NOTE PAYABLE
     On January 24, 2008, in conjunction with the purchase of the net assets of UOP, the Company issued a note payable to the former sole member in the amount of $1,000,000. The note bears interest of 7% per annum and matures on February 1, 2011; monthly principal and interest payments are $30,877. Interest expense of $42,280 has been recorded in the nine months ended September 30, 2008, related to this note. The note is convertible by the holder six months after issuance. The Company is required to recognize a discount related to the intrinsic value of the beneficial conversion feature of the note as interest expense through the stated redemption date of the note. That amount was calculated to be $7,136, and has been recorded as a component of additional paid-in capital.
MORTGAGE NOTE PAYABLE
     The Company has a mortgage note payable on the land upon which the California facility resides. The note, in the original amount of $287,500, accrues interest at a variable rate, which is tied to the West coast edition of the Wall Street Journal. Monthly payments of principal and interest are due based on an amortization of twenty years. The note matured on April 22, 2008, upon which date it was refinanced. The new mortgage note is for $250,000, bears interest at 6.75% per annum and matures five years from inception. Monthly payments of $2,871 are based on a ten year amortization.
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
     In connection with the Financing, the Company had agreed that within 75 days of the closing date, the Company would have a shareholder vote to seek approval to issue a convertible debenture with an interest rate of 10% per annum, which would be convertible into common stock pursuant to terms of the debenture agreement, or such other price as permitted by the debenture (the “Convertible Debenture”). Upon shareholder approval, the Note was replaced by this Convertible Debenture and one half of each of the Class A Warrants and of the Class B Warrants issued were returned to the Company. Under the conversion option, the Investors shall have the option, at any time on or before the maturity date (January 24, 2009), to convert the outstanding principal of this Convertible Debenture into fully-paid and non assessable shares of the Company’s common stock at the conversion price equal to the lowest of (i) the fixed conversion price of $6.00 per share, (ii) the lowest fixed conversion price (the lowest price, conversion price or exercise price set by the Company in any equity financing transaction, convertible security, or derivative instrument issued after January 24, 2008), or (iii) the default conversion price (if and so long as there exists an event of default, then 70% of the average of the three lowest closing prices of common stock during the twenty day trading period immediately prior to the notice of conversion). The Company held a special shareholders’ meeting on April 3, 2008 to vote on this matter, at which time it was approved.
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
     On April 7, 2008, the shareholders of the Company approved the issuance of additional shares so that convertible notes could be issued to the noteholders to replace the original notes dated January 24, 2008. The Company is required to recognize a discount for the intrinsic value of the beneficial conversion feature of the notes, which is to be recognized as interest expense through the redemption date of the notes, which is January 24, 2009. That amount was calculated to be $3,675,000, and recognition was limited to $2,936,250 in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” as the debt discount is limited to the proceeds allocated to the convertible instrument of $4,500,000. That discount is being amortized over the life of the loan. During the nine months ending September 30, 2008, the Company recognized interest expense of $1,773,776 related to this discount.
REGISTRATION RIGHTS AGREEMENT
     In connection with the January 24, 2008 private financing, the Company entered into a registration rights agreement with the Investors which called for the Company to register the securities within certain time periods. The Company had 10 days from shareholder approval, with an additional 7 day extension, to register the shares issuable under the Convertible Debenture and 90 days from the filing of a registration statement (filed on February 13, 2008) for the Warrants and the underlying shares to be declared effective by the SEC. The Company has filed the registration statement relative to the Convertible Debenture as of the filing date of this report and the registration statement filed for the Warrants has been declared effective. However, the registration statement filed for the convertible debt and the date the warrant registration statement was declared effective by the SEC did not occur within the timelines agreed to in the registration rights agreement. The registration rights agreement calls for

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT — CONTINUED
$90,000 per month in liquidated damages, payable in cash, if the Company doesn’t file the registration statement for the Convertible Debenture and liquidated damages equal to the average closing price of 375,000 Class A warrants and 375,000 Class B warrants for each 30 day period, commencing May 13, 2008, and multiplying that average by 2% for each 30 day period that the registration statement is not declared effective.
     Therefore, on April 24, 2008, the Company began to incur liquidated damages in connection with the Convertible Debenture of $90,000 per month and as of May 13, 2008, the Company began to incur liquidated damage obligations in connection with the Warrants according to the formula described above. The maximum amount of liquidated damages relative to the Warrant Registration Statement and the Convertible Debenture is equal to 10% of the face amount of the Convertible Debenture or $450,000 (10% of $4,500,000). The Company paid a total of approximately $102,000 in liquidated damages related to the Convertible Debentures, which are recorded as interest expense on the consolidated statements of operations for the nine months ended September 30, 2008. On June 7, 2008 the warrant registration statement was declared effective and the Company paid an additional $56,000 in liquidated damages as a result of the effective date going past the date agreed to in the registration rights agreement. All payments for liquidated damages are recorded as interest expense on the consolidated statements of operations. At this time, the Company is not subject to further liquidated damages.
NOTE 7 — CAPITALIZATION OF INTEREST COSTS
     The Company has capitalized interest costs, net of certain interest income, in accordance with SFAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants,” related to its New Jersey Economic Development Authority Bonds in the amount of $1,041,941 and $403,573 as of September 30, 2008 and December 31, 2007, respectively. Capitalized interest is included with construction-in-progress on the consolidated balance sheets.
NOTE 8 — OWNERS’ EQUITY (DEFICIT)
     At its April 3, 2008 special meeting of shareholders, the shareholders approved a resolution to decrease the number of common shares that the Company is authorized to issue from 75,000,000 to 40,000,000, and the number of preferred shares that the Company is authorized to issue from 25,000,000 to 10,000,000. The Company did this to realize savings on certain taxes that are based on the number of shares authorized, and the Company believes that 40,000,000 shares of common stock would be sufficient to meet its future needs.
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
     On February 16, 2007, the Company successfully completed an initial public offering of 1,800,000 common shares and 3,600,000 warrants for a total offering of $9,900,000, before issuance costs. The Company’s initial public offering is recorded net of issuance costs and expenses of approximately $1,687,000. The warrants consist of 1,800,000 redeemable Class A warrants and 1,800,000 non-redeemable Class B warrants, each warrant to purchase one share of common stock. The common stock and warrants traded as one unit until March 13, 2007 when they began to trade separately.
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
     On February 16, 2007, as part of its initial public offering, the Company agreed to pay a 5% quarterly stock dividend, commencing March 31, 2007, and every full quarter thereafter, until Woodbridge is operational. As of March 31, 2008, the Company has declared five such quarterly dividends amounting to 1,010,535 shares. As the New Jersey facility was operating as of June 30, 2008, no such dividend was declared in the second and third quarters of 2008.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 8 — OWNERS’ EQUITY (DEFICIT) — CONTINUED
WARRANT EXERCISE
     The Company has received net proceeds of approximately $6.1 million as a result of the exercise of approximately 756,000 Class A warrants and 600 Class B warrants in the nine months ended September 30, 2008. The Company issued approximately 920,000 shares of common stock in connection with the exercise of these warrants due to the cumulative effect of the Company’s stock dividends.
WARRANT REDEMPTION
     On September 16, 2008, the Company announced the redemption of its outstanding Class A Warrants. The redemption date was set for October 17, 2008 and any outstanding Class A warrants that were not exercised before that date will expire and will be redeemable by the Company for $0.25 per warrant. If no Class A Warrants were exercised as a result of the Company’s redemption call, then the Company would have a liability of approximately $436,000 associated with redemption payments to Class A Warrant holders. As of September 30, 2008 no Class A Warrants had been exercised as a result of the redemption call.
     On October 13, 2008, the Company extended the redemption date of its Class A Warrants from October 17, 2008 until November 13, 2008.
     Until the redemption date, the Class A warrants are convertible into common stock at an exercise price of $8.25. Each warrant exercised at this price will receive 1.276 shares of common stock. A total of approximately 2,500,000 Class A warrants have been issued by the Company. As of September 30, 2008, approximately 756,000 of these warrants have been voluntarily exercised, yielding $6.1 million in gross proceeds to the Company. (This voluntary exercise was not associated with the warrant redemption, but rather had occurred in the first and second quarters of 2008 based on the Company’s then current stock price). If the remaining Class A warrants are exercised as a result of the redemption call, the Company would receive approximately $14.1 million in additional proceeds.
EARNINGS (LOSS) PER SHARE
     The Company calculated weighted average common shares outstanding and basic and diluted net loss per share, retroactively for all periods presented in these financial statements, giving effect to all stock dividends issued by the Company as of November 17, 2008.
NOTE 9 — STOCK OPTION PLAN
     In June 2006, the Company’s Board of Directors and stockholders approved the 2006 Stock Option Plan (the “Option Plan”). The Option Plan authorizes the grant and issuance of options and other equity compensation to employees, officers and consultants. A total of 666,667 shares of common stock were reserved for issuance under the Option Plan. At a Special Meeting of Shareholders on April 3, 2008, the shareholders approved an amendment to the 2006 Stock Option Plan to include an “evergreen” provision pursuant to which, on January 1st of each year, commencing in 2009, the number of shares authorized for issuance under the 2006 Stock Option Plan shall automatically be increased to an amount equal to 20% of the shares of the common stock outstanding on the last day of the prior fiscal year. The Shareholders also approved an amendment to the Plan to increase the number of options available under the Option Plan from 666,667 to 1,666,667. On June 27, 2008, an additional 736,735 options were granted, and vested on that date.
     The options granted on June 27, 2008 have an exercise price of $5.02 and expire ten years from the grant date. The exercise price was based on the closing price of the stock on the date of grant. The fair value of the options was estimated using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.52%; no dividend yield; volatility factor of 52.3%; and an expected term of 5 years. The resulting expense of approximately $2.3 million is included in general and administrative expenses in the consolidated statements of operations for the nine-month period ended September 30, 2008. No expense related to options is recorded in the three-month period ended September 30, 2008.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 9 — STOCK OPTION PLAN — CONTINUED
The following table presents the activity under the 2006 Stock Option Plan from January 1, 2008 through September 30, 2008:

	2008
		Weighted Average
	Shares	Price per Share
Outstanding at January 1, 2008	653,000	$3.75
Granted	736,735	$5.02
Exercised	(143,000)	$3.75
Canceled	—	—

Outstanding and exercisable at September 30, 2008	1,246,735	$4.50

     As of September 30, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan.
NOTE 10 — RELATED PARTY TRANSACTIONS
ACCRUED COMPENSATION-OFFICERS, DIRECTORS AND CONSULTANTS
     As of September 30, 2008 and December 31, 2007, the Company has an accrued liability totaling approximately $352,000 and $398,000, respectively, representing accrued compensation to employees, officers, directors and consultants.
NOTES PAYABLE
     The Company has a term note due to its CEO in the amount of $89,170 at September 30, 2008 and December 31, 2007.
     The Company has a convertible note payable in the amount of $1,000,000 and at September 30, 2008, due to an officer and director of the Company, who is also the former member of UOP and WRI, in connection with its acquisition of those companies. No convertible note payable was outstanding at December 31, 2007.
NOTE 11 —COMMITMENTS AND CONTINGENCIES
     In addition to the operating lease commitment for its headquarters, the Company signed an operating lease during June 2006 for Woodbridge. The lease term is for ten years and the Company has exercised an option to renew for an additional ten years. In 2008, the Company signed a twenty-year lease for land with the Rhode Island Resource Recovery Corporation. Future minimum lease payments under these leases are as follows:

For years ended December 31,
2008 (October 1, 2008 through December 31, 2008)	$256,428
2009	1,044,820
2010	1,044,820
2011	1,045,200
2012	1,069,100
2013 and thereafter	8,983,022

$13,443,390

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

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 12 — MANAGEMENT’S PLAN OF OPERATION
     Commencing February 1, 2008, the Company began to recognize revenue from the plant that was acquired from United Organics Products, LLC and has transitioned from a development stage company to an operating company in the second quarter of 2008 as operations have commenced. The funds received from the private financing completed on January 24, 2008 (and subsequently replaced by the notes issued April 7, 2008) provided sufficient cash to complete the acquisitions and allow the Company to begin to make improvements to the California facility to further increase product output from that plant. The Company anticipates that revenue will be generated while the upgrades are being made to the California plant as the work can be done while operations continue. In addition, the Company began operations at Woodbridge in June of 2008, which will provide additional revenue to the Company. The Company believes that approximately $6.1 million received from the exercise of some of its class A and class B warrants will provide sufficient working capital during the remaining construction phase and will allow the Company to provide working capital to meet the needs of the organization through the end of 2008. The Company had identified specific items that would require additional uses of cash and the Company therefore decided to redeem its Class A warrants to specifically fund changes to the initial design of the Woodbridge facility ($4.5 million for the additional product line and HTLC technology), to fund the completion of the build- out of the Gonzales facility, to repay our January 24, 2009 convertible debt of $4.5 million (if the debt is not converted ) to repay its short-term notes of $375,000 due December 31, 2008 and to provide working capital requirements after December 31, 2008. The exercise of warrants under the Class A redemption call has provided approximately $5.5 million to the Company. The Company plans to use the funds raised by the redemption call to continue the construction in Woodbridge so that they can produce both solid and liquid product by the end of 2008 and to use the remaining funds to pay off short term debt at December 31, 2008, with any remaining to provide working capital. The Company anticipates that with the cash generated from the Class A warrant call and sales from product that the Company will have the required working capital to continue operations, complete the Gonzales build out and become cash-flow positive. The Company is proceeding on the assumption that the $4.5 million convertible notes due January 24, 2009 will convert. In the event that the debt does not convert the Company will seek alternative financing arrangements. The Company does not have any commitments for additional equity or debt funding, and, there is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. Moreover, the Company is not permitted to borrow any future funds unless they obtain the consent of the bondholders of the New Jersey Economic Development Bond. The Company has obtained such consent for prior financing, but there is no guarantee that they can obtain such consent in the future.
NOTE 13 — SUBSEQUENT EVENTS
     On October 1, 2008, the Company issued 45,480 restricted shares of common stock to a consultant of the Company as remuneration for services rendered. The Company will record approximately $256,000 as expense related to this transaction in the quarter ending December 31, 2008.
     On October 22, 2008, the Company announced a 15% stock dividend to holders of record of the Company’s common stock as of November 17, 2008.

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
Introduction
     Our operating structure is composed of our parent company, Converted Organics Inc., and three operating subsidiaries. The first is Converted Organics of Woodbridge, LLC, which includes the start up operation of our Woodbridge, NJ facility, second, Converted Organics of California, LLC, which includes the operating activity of our Gonzales, CA facility and third, Converted Organics of Rhode Island, LLC which was formed in July 2008 for the purpose of designing, financing and building a Rhode Island facility. Converted Organics Inc. transitioned from a development stage company in the second quarter of 2008 (as operations have commenced and we recorded revenues of approximately $1,200,000 for the nine months ended September 30, 2008) to an operating company that constructs and operates processing facilities that will use food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. In addition to our current sales in the agribusiness market, we plan to sell and distribute our products in the turf management and retail markets. We have hired experienced sales personnel in these markets and have begun to introduce the product to the marketplace.
          Woodbridge Facility
     We obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that was modified and equipped as our first internally constructed organic waste conversion facility. Operations began in late June of 2008 at the Woodbridge facility and currently we are processing both liquid and solid waste and we are producing a liquid fertilizer and soil enhancement product. Construction is still in process on certain aspects of the facility and as of the filing of this report we are not producing any solid product. We expect to produce solid product by the end of December 2008, and our plan is to produce and store the solid product for sale into the retail market in the spring of 2009. We feel that this strategy will produce a favorable selling price for the dry product. When fully operational, the Woodbridge facility is expected to process approximately 78,000 tons of organic food waste and produce approximately 7,500 tons of dry product and 6,700 tons of liquid product annually. During the first four to six months of operations at our Woodbridge facility, we expect to incur operating losses and we may not generate sufficient cash to pay for the anticipated operating expenses. We plan to use funds we have already received from the exercise of Class A warrants to fund the working capital requirements at that facility until it becomes cash flow positive. We feel that there will be sufficient production of liquid product that, when sold, will allow the plant to be cash flow positive even though we plan to inventory the dry product until spring 2009.

          UOP Acquisition; Gonzales Facility
     On January 24, 2008, we acquired the net assets of United Organic Products, LLC (“UOP”), which was under common ownership with Waste Recovery Industries, LLC (“WRI”). With this acquisition, we acquired a leading liquid fertilizer product line, as well as the Gonzales facility, which is a state-of-the-art production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for us in February 2008. The purchase price of $2,500,000 was paid in cash of $1,500,000 and notes payable of $1,000,000. The note matures on February 1, 2011, has an interest rate of 7% per annum, is payable monthly in arrears, and is convertible into our common stock six months after the acquisition date for a price equal to the average closing price of our common stock on NASDAQ for the five days preceding conversion.
     The Gonzales facility generated revenue during the first nine months of 2008 of approximately $1,169,000. These sales, however, resulted in a negative operating margin of approximately $88,000. This negative margin is due primarily to low sales in the quarter ended September 30, 2008 due to the seasonality of agricultural sales in California during the summer months. Our plan to improve operating margins consists of channeling sales into the profitable turf and retail markets and by generating tip fees from receiving additional quantities of food waste. In addition, we plan to add capacity to the Gonzales plant during 2008 and 2009, whereby the plant will produce approximately three times its current production and will be capable of producing both liquid and solid products. Completion of the plant expansion is dependent on our ability to raise additional capital which is further discussed in the liquidity and capital resources section. We expect that the cash flow generated from the Gonzales facility will be sufficient to sustain its operation regardless of whether we are able to increase capacity. If capacity is increased, we expect the cash flow from the Gonzales facility to offset some of the losses we expect to incur in connection with the start-up and ramp-up of the production capacity at the Woodbridge facility and remainder of the Company’s operations. However, the cash flow will not be sufficient to offset all of the anticipated losses.
          WRI Acquisition
     On January 24, 2008, we acquired the assets, including the intellectual property, of WRI. This acquisition makes us the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (“HTLC”) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short-term note that matured and was repaid on May 1, 2008. Interest on that note was paid monthly. In addition, the purchase agreement provides for a technology fee payment of $5,500 per ton of waste-processing capacity that is added to plants that were not planned at the time of this acquisition and that use this new technology. The per-ton fee is not payable on the Woodbridge facility, the facility that is being planned in Rhode Island, or the Gonzales facility acquired in the acquisition or the currently planned addition thereto, except to the extent that capacity (in excess of the currently planned addition) is added to the Gonzales facility in the future. Also, the purchase agreement provides that if we decide to exercise our right, obtained in the WRI acquisition, to enter into a joint venture with Pacific Seafood Inc. for the development of a fish waste-processing product (the “Eureka product”), we will pay 50% of our net profits earned from this Eureka product to the seller of WRI. Combined payments of both the $5,500 per ton technology fee and the profits paid from the Eureka product, if any, is capped at $7.0 million with no minimum payment required. In April 2008, we entered into an agreement with Pacific Seafoods Inc. whereby we will pay Pacific Seafoods Inc. 50% of the net profits from the Eureka product. As of the filing date of this report no profits have been earned from the Eureka product. It is our intention to expense the payments, if any, that are paid on either the profits from the Eureka product or the $5,500 per ton technology fee, as they are paid or become due.
          Rhode Island Facility
     As of the filing of this report, the Rhode Island Industrial Facilities Corporation has provided initial approval to the Company’s Revenue Bond Financing Application for up to $15 million for the construction of the new facility. In addition, the Rhode Island Resource Recovery Corporation (“RIRRC”) gave us final approval to lease nine acres of land in the newly created Lakeside Commerce Industrial Park in Johnston, RI. We previously filed an application with the Rhode Island Department of Environmental Management for the operation of a Putrescible Waste Recycling Center at that site. On September 1, 2008, we entered into a twenty year ground lease with the RIRRC under which we are obligated to pay $9,167 per month, plus $8 per ton of fertilizer (liquid or solid) sold from the facility.
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
     In connection with the Financing, we agreed to have a shareholder vote to seek approval to issue a convertible debenture in exchange for the Note with an interest rate of 10% per annum, which would be convertible into common stock (the “Convertible Debenture”). In April 2008, we received shareholder approval and the Note was replaced by the Convertible Debenture and one half of each of the Class A Warrants and of the Class B Warrants issued to the Investors were returned to the Company.
     The Convertible Debenture provides the Investors the option, at any time on or before the maturity date of January 24, 2009, to convert the outstanding principal of this Convertible Debenture into our common stock at the conversion price equal to the lowest of (i) the fixed conversion price of $6.00 per share, (ii) the lowest price, conversion price or exercise price set by the Company in any equity financing transaction, convertible security, or derivative instrument issued after January 24, 2008, or (iii) the default conversion price, which is, if and so long as there exists an event of default, then 70% of the average of the three lowest closing prices of common stock during the twenty day trading period immediately prior to the notice of conversion.
     In connection with the financing, we entered into a registration rights agreement with the Investors, which called for the Company to register the securities within certain time periods. We have filed the required registration statements and such registration statements have been declared effective. However, the registration statement filed for the convertible debt and the date the warrant registration statement was declared effective by the SEC did not occur within the timelines agreed to in the registration rights agreement. The registration rights agreement called for $90,000 per month in liquidated damages, payable in cash, if we did not file the registration statement for the Convertible Debenture and liquidated damages equal to the average closing price of 375,000 Class A warrants and 375,000 Class B warrants for each 30 day period, commencing May 13, 2008, and multiplying that average by 2% for every month that the registration statement was not declared effective.
     Therefore, on April 24, 2008, we began to incur liquidated damages in connection with the Convertible Debenture of $90,000 per month and as of May 13, 2008, we began to incur liquidated damage obligations in connection with the Warrants according to the formula described above. We paid a total of approximately $102,000 in liquidated damages related to the Convertible Debentures. On June 7, 2008 the warrant registration statement was declared effective and we paid an additional $56,000 in liquidated damages as a result of the effective date going past the date agreed to in the registration rights agreement. At this time, we are not subject to further liquidated damages.
     Also in connection with this financing, we entered into a Security Agreement with the Investors, whereby we granted the Investors a security interest in Converted Organics of California, LLC and any and all assets that are acquired by the use of funds from the Financing. In addition, we granted the Investors a security interest in Converted Organics of Woodbridge, LLC and all assets subordinate only to the current lien held by the holder of the bonds issued in connection with the Woodbridge facility of approximately $17,500,000.
Pro Forma Financial Information
     The unaudited supplemental pro forma information discloses the results of operations for the current fiscal year up to the date of the most recent interim period presented (and for the corresponding period in the preceding year) as though the business combination had been completed as of the beginning of the period reported on.
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

	Nine months ending September 30,
	2008	2007
Revenues (in thousands)	$1,181	$1,067
Net loss (in thousands)	(11,621)	(3,647)
Net loss per share — basic and diluted	(2.21)	(1.11)
Construction and Start-up Period
     We have commenced plant operations at our Woodbridge facility. Our process engineer, Weston Solutions, Inc., has completed the design, mass balance, energy balance, and process flow drawings for the Woodbridge facility. This work formed the basis for soliciting bids for a guaranteed maximum price contract for the construction of the Woodbridge facility. In addition, our management team has been focused primarily on constructing the Woodbridge facility, conducting start-up trials and bringing operations to full-scale production as quickly as practicable. Operations began in late June of 2008 at the Woodbridge facility and currently we are processing liquid and solid waste and we are producing a liquid fertilizer and soil enhancement product. Construction is still in process on certain aspects of the facility and as of the filing of this report we are not producing any solid product. We expect to produce solid product by the end of December, 2008. We have budgeted approximately $14.6 million for the design, building, and testing of our facility, including related non-recurring engineering costs. The capital outlay of $14.6 million has and will come from the $25.4 million raised by our initial public offering of stock and the issuance of New Jersey Economic Development Bonds, both of which closed on February 16, 2007 and does not include $4.6 million of lease financing provided by the New Jersey landlord.
     As of September 30, 2008, we have incurred approximately $10.6 million of the $14.6 million in planned construction costs. The total cost is expected to exceed the estimate of $14.6 million by approximately $1 million (which does not include $4.6 million of lease financing) also, we currently plan to purchase additional equipment, which would allow us to produce additional product, which is in high demand by the retail market. The estimated cost of this additional equipment would be approximately $1.5 million. Also, we have decided to incorporate the HTLC technology acquired from WRI into the Woodbridge facility. We estimate that these costs could be approximately $3.0 million dollars, bringing the total plant cost to $20.1 million, not including lease financing. Installation of the HTLC technology and additional equipment is dependent on our ability to raise additional capital which is further discussed in the liquidity and capital resources section. The purpose of adding the HTLC technology to the Woodbridge facility is two fold: first it will significantly lower operating costs, most notably utility costs as the need to evaporate significant amounts of liquid byproduct would no longer be necessary, and two, the non evaporated liquid by product can be used in the production process and sold as additional product.
Full-scale Operations
     Operations at the Woodbridge facility are expected to achieve the initial design capacity of approximately 250 tons per day within four to six months following commencement of operations. Upon commencement of operations, there will be two revenue streams: (i) tip fees that in our potential markets range from $50 to $100 per ton, and (ii) product sales. Tip fees are paid to us to receive the organic waste stream from the waste hauler; the hauler pays us, instead of a landfill, to take the waste. If the haulers source separate and pay in advance, they will be charged tip fees that are up to 20% below market. Operations are expected to be stabilized at design capacity within four to six months of commencement.
     Operations at the Gonzales facility began in February 2008, with the production of approximately 25 tons per day of liquid fertilizer. This output is presently being sold into the California agricultural market.
Future Development
     Subject to the availability of development capital for which we have no current commitments, we intend to commence development and construction of other facilities while completing construction of our Woodbridge facility. Assuming needed capital is available, the timing of our next facility is dependent on many factors, including locating property suited for our use, negotiating favorable terms for lease or purchase, obtaining regulatory approvals, and procuring raw material at favorable prices.
     We anticipate that our next facility will be located in Rhode Island. We have signed a ground lease with the Rhode Island Resource Recovery Corporation for a proposed facility in Johnston, Rhode Island. Other locations in Massachusetts and New York, as well as other states, will be considered as determined by management.

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
Liquidity and Capital Resources
     At September 30, 2008, we had total current assets of approximately $4.2 million consisting primarily of cash, restricted cash, and prepaid assets, and had current liabilities of approximately $8.8 million, consisting primarily of accounts payable, accrued expenses and notes payable leaving us with negative working capital of approximately $4.6 million. Non-current assets totaled $26.9 million and consisted primarily of restricted cash, construction in process and property and equipment. Non-current liabilities consist primarily of notes payable of $667,000 and bonds payable of $17,500,000 at September 30, 2008. We have an accumulated deficit at September 30, 2008 of approximately $22 million. Owners’ equity at September 30, 2008 was approximately $4.2 million. For the first nine months of 2008, we generated revenues from operations of approximately $1.2 million. Prior to 2008, the Company had no revenues.
     We issued 1,800,000 Class A warrants as part of our initial public offering. We also issued an additional 293,629 Class A warrants and 375,000 Class A warrants as part of the February 16, 2007 and January 24, 2008 financings, respectively. The exercise price of each Class A warrant was $8.25 per share. In the first nine months of 2008, 756,000 of the Class A warrants were voluntarily exercised, providing us with approximately $6.1 million in cash. The remaining Class A warrants (1,029,609 from the initial public offering, 293,629 from the February 2007 financing, and 375,000 from the January 2008 financing) were redeemable at the Company’s option, at a redemption price of $0.25 per warrant. We were required to provide 30 days’ prior written notice to the Class A warrant holders of our intention to redeem the warrants. On September 16, 2008, we notified warrant holders that we were calling the Class A warrants for redemption, and unless the warrants were exercised prior to the redemption date, we would redeem them for $0.25 per warrant. We subsequently extended the redemption date to November 14, 2008.

In connection with the redemption, we received proceeds of approximately $5.5 million upon the exercise of approximately 673,000 Class A warrants. The remaining Class A Warrants (approximately 1.0 million) will be redeemed by us for $0.25 each and will no longer be exercisable into shares of common stock. We also issued 1,800,000 Class B warrants as part of our initial public offering, and 293,629 Class B warrants and 375,000 Class B warrants as part of the February 16, 2007 and January 24, 2008 financings, respectively, all of which have the same expiration date as the Class A warrants, which is February 16, 2012. The Class B warrants are not redeemable by the Company and, as such, we can provide no assurance that they will ever be exercised.
     We currently have manufacturing capabilities in our Woodbridge and Gonzales facilities as a means to generate revenues and cash. In addition, approximately $14.6 million of the net proceeds from our February 2007 equity and bond offerings, together with the $4.6 million of lease financing provided by the landlord, is being used to build our Woodbridge facility, which became operational in late June of 2008 and is expected to be at full capacity at the end of 2008. We decided to redeem our Class A warrants to specifically fund changes to the initial design of the Woodbridge facility ($4.5 million for the additional product line and HTLC technology), to fund the completion of the build-out of the Gonzales facility, to repay our January 24, 2009 convertible debt of $4.5 million (if the debt is not converted; the underlying share price is in the money as of the filing date of this report) to repay our short-term notes of $375,000 due December 31, 2008 and to provide working capital requirements after December 31, 2008. The exercise of warrants under the Class A redemption call has provided approximately $5.5 million (which is now complete and will not generate any additional proceeds). Our current plan, for the use of the funds raised by the redemption call, is to continue the construction in Woodbridge so that we can produce both solid and liquid product by the end of 2008 and to use the remaining funds to pay off short term debt at December 31, 2008. We feel that with the cash generated from the Class A warrant call and immediate sales from product that we are capable of producing, we will have the required working capital to continue operations, complete the Gonzales build out and become cash-flow positive, assuming the $4.5 million convertible notes due January 24, 2009 convert. In the event the holders of the convertible notes choose not to convert we will need to choose other alternatives to raise additional funds.
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
Results of Operations
     For the period from inception (May 3, 2003) until December 31, 2007, we were a development stage company with no revenues. We began to earn revenues from our Gonzales and Woodbridge facilities during the first nine months of 2008, and production has begun at our Woodbridge facility and therefore we are no longer reporting as a development stage company.
     During the nine months ended September 30, 2008, we had sales of approximately $1.2 million compared to $0 for the same nine month period in 2007. During the first nine months of 2008 we had cost of goods sold of approximately $1.3 million, leaving a negative gross margin of approximately $100,000 compared to $0 cost of goods sold and $0 gross margin for the same nine month period in 2007. The sales and negative gross margins were derived primarily from both our Gonzales and Woodbridge facilities. The negative gross margin was generated in the third quarter, which is further explained below. We expect the gross margin to improve in the future as we increase production and expand our sales efforts into more profitable markets. For the three months ended September 30, 2008, we had sales of $429,000, cost of goods sold of approximately $648,000 and negative gross margin of approximately $219,000. Of the $219,000 negative gross margin in the three months ended September 30, 2008, approximately $216,000 was generated at our Gonzales facility due to low seasonal sales in the agriculture market in California during the summer months, and approximately $3,000 in negative gross margin was generated at our Woodbridge facility due to low sales volume and the start-up nature of the facility. There were no sales in the three month period ended September 30, 2007.
     We incurred operating expenses of approximately $7.1 million and $2.7 million for the nine months ended September 30, 2008 and 2007, respectively. The principal components of the $4.4 million increase in operating expenses for the nine month period ended September 30, 2008 over the nine month period ended September 30, 2007 is an increase in general and administrative expenses of $3.8 million (due mainly to an increase in salaries of $400,000 for additional personnel, $200,000 in professional fees relating to private placement financing, $150,000 relating to recognition of liquidated damages associated with the private placement financing and $2.3 million recognized as compensation expense upon the issuance of employee stock options as calculated using the black-scholes pricing model), offset by a $193,000 reduction in research and development costs. For the three months ended September 30, 2008 we incurred operating expenses of approximately $1,577,000 as compared to $885,000 for the same period in 2007. The principal components of the $692,000 increase in operating expenses for the three month period ended September 30, 2008 over the three month period ended September 30, 2007 is an increase in general and administrative expenses of $768,000 (due mainly to the addition of personnel and an increase in activity of the Company), offset by a $75,000 reduction in research and development costs.
     For the nine months ended September 30, 2008, interest expense was approximately $4.3 million compared to $910,000 for the same nine month period in 2007, this increase is due mainly to original issue discount on private placement financing of $450,000 and amortization of debt discount of $1.7 million. Interest expense increased from $238,000 for the three months ended September 30, 2007 to $1.2 million for the three months ended September 30, 2008, again due to amortization of original issue discount and amortization of debt discount.
     For the nine months ended September 30, 2008, net loss was $11.6 million compared to $3.0 million for the same nine month period in 2007. For the three months ended September 30, 2008, net loss was $3.0 million compared to $913,000 for the same three month period in 2007. For both periods, the increases in net loss primarily represent the effects of the increase in our operating costs and interest expense, as discussed above.
     As of September 30, 2008, we had current assets of approximately $4.2 million compared to $3.2 million as of December 31, 2007. Our total assets were approximately $31.1 million as of September 30, 2008 compared to approximately $22.2 million as of December 31, 2007. The majority of the increase in both current and total assets from December 31, 2007 to September 30, 2008 is due to receipt of approximately $6.1 million in cash from the voluntary exercise of our Class A warrants and $3.0 million in assets acquired with our acquisitions of UOP and WRI.
     As of September 30, 2008, we had current liabilities of approximately $8.8 million compared to $2.5 million at December 31, 2007. This significant increase is due largely to our January 2008 private financing, net of discounts of $2.3 million and loans issued in association with our acquisitions of UOP and WRI. In addition, we had long-term liabilities of approximately $18.2 million as of September 30, 2008 as compared to $17.6 million at December 31, 2007. This increase is primarily due to the issuance of long term notes payable in association with our acquisition of UOP and WRI.
     For the nine months ended September 30, 2008 we had negative cash flow from operating activity of approximately $4.4 million, comprising primarily loss from operations offset by certain non-cash items such as depreciation, amortization of deferred financing fees and amortization of discounts on private financing, $2.3 million in expense associated with the grant of stock options and an increase in accounts payable and accrued expenses. We also had negative cash flow from investing activities of $3.2 million, primarily related to the purchase of UOP assets. The negative cash flow from both operating and investing activities was offset by approximately $10.1 million in positive cash flow from financing activities comprising approximately $6.1 million from the exercise of warrants, and $3.7 million from the proceeds of the January 2008 private financing.
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
     On January 24, 2008, we completed our acquisition of the assets of United Organic Products, LLC and Waste Recovery Industries, LLC. In connection with these acquisitions, we were required by Regulation S-X, Rule 11, to file, no later than April 10, 2008, unaudited pro forma consolidated financial statements of Converted Organics Inc., United Organic Products, LLC and Waste Recovery Industries, LLC. We filed a Form 10-KSB/A containing information relative to the acquisition that we and our advisors deemed sufficient to comply with Regulation S-X, Rule 11. We were subsequently advised by the SEC that the filing was insufficient. We then filed the required financial statements on a Form 8-K/A dated May 8, 2008. We believe that late filing was an isolated event, and that, as of the date of this report, we have sufficient internal and external personnel available to us to conclude that our disclosure controls and procedures are effective. We further note that the late filing described above did not have any effect on the accuracy of our financial statements for the reporting period in question.
     There were no changes in our internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are not party to any material legal proceedings, or to any such legal proceeding being contemplated by governmental authorities against us, or any of our executive officers or directors relating to their services on our behalf.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 1, 2008, we issued 45,480 restricted shares of our common stock to a consultant as remuneration for services rendered. We will record approximately $256,000 as expense in the quarter ending December 31, 2008, as a result of this transaction. The issuance was completed pursuant to Section 4(2) and Regulation D of the Securities Act of 1933, as amended, to an accredited investor.
Item 3. Defaults upon Senior Securities
     During the nine months ended September 30, 2008 we were not in default of any of our indebtedness.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
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

Converted Organics Inc.
Date: November 19, 2008	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer

Date: November 19, 2008	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration

Date: November 19, 2008	/s/ Ellen P. O’Neil
Ellen P. O’Neil
Vice President of Finance & Accounting