Form 10-K
period 2008-12-31
Converted Organics Inc.
filed 2009-03-30
CIK 1366340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33304
Converted Organics Inc.
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4075963 (I.R.S. Employer Identification No.)

7A Commercial Wharf West, Boston, MA 02110
(Address of Principal Executive Offices and Zip Code)

(617) 624-0111
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Converted Organics Inc. Common Stock — $0.0001 Par Value Class B Warrants to purchase one share of Common Stock	NASDAQ Capital Market and the Boston Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $14,775,861.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof in connection with the registrant’s 2009 annual meeting are incorporated by reference into Part III of this Report.

i

PART I

Forward-Looking Statements

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words. These statements are only predictions. You should not place undue reliance on these forward-looking statements. The forward-looking statements are qualified by their terms and/or important factors, many of which are outside our control and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. Such factors include, among other things, those described elsewhere in this report and the following:

•	Development of our business is dependent on our ability to obtain additional debt and equity financing which may not be available on acceptable terms.

•	We have received a going concern opinion from our auditors. Our ability to raise additional funds or enter in contracts with normal credit terms may be hindered while we are operating under this opinion.

•	If we are unable to manage our transition to an operating company effectively, our operating results will be adversely affected.

•	Our plan to develop relationships with strategic partners and vendors may not be successful.

•	Our future success is dependent on our existing key employees, and hiring and assimilating new key employees, and our inability to attract or retain key personnel in the future would materially harm our business and results of operations.

•	We license technology from a third party, and our failure to perform under the terms of the license could result in material adverse consequences.

•	Our Woodbridge and Gonzales sites may have unknown environmental problems that could be expensive and time consuming to correct.

•	We may not be able to manufacture our products in commercial quantities or sell them at competitive prices in the markets in which we wish to sell the products.

•	We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our products.

•	Pressure by our customers to reduce prices and agree to long-term supply arrangements may adversely affect our net sales and profit margins.

•	Defects in our products or failures in quality control could impair our ability to sell our products or could result in product liability claims, litigation and other significant events with substantial additional costs.

•	Energy and fuel cost variations could adversely affect operating results and expenses.

•	We may not be able to obtain sufficient organic material.

•	Our agreements with our bond investors may hinder our ability to operate our business by imposing restrictive loan covenants, which may prohibit us from paying dividends or taking other actions to manage or expand our business.

•	The mandatory redemption of our bonds as a result of breaches of the terms of such funds due to our current financial condition could have a material adverse effect on our liquidity and cash reserves.

•	The communities where our facilities may be located may be averse to hosting waste handling and manufacturing facilities.

•	Our facilities will require certain permits to operate, which we may not be able to obtain or obtain on a timely basis.

•	If we are unable to come to agreements with our construction vendors, the vendors may attempt to take actions against us or the Woodbridge facility, which could result in interruptions to the operations of the Woodbridge facility.

•	Changes in environmental regulations or violations of such regulations could result in increased expense and could have a material negative effect on our financial performance.

•	Our strategic plan for the development and construction of operating facilities in Rhode Island and Massachusetts requires additional debt and/or equity financing and working capital during the construction period.

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

For further information about these risks, uncertainties and factors, please review the disclosure included in this report under the caption “Business — Risk Factors.”

ITEM 1.	BUSINESS

Overview

During 2008, Converted Organics Inc. transitioned from a development stage company (first reported revenues were in February 2008) to a fully operational company that operates processing facilities that use food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. In addition to our sales in the agribusiness market, we sell and distribute our products in the turf management and retail markets. We currently operate two facilities:

•	Woodbridge facility. A facility in Woodbridge, New Jersey that we have equipped as our first internally constructed organic waste conversion facility (the “Woodbridge facility”). Operations at the Woodbridge facility began in late June of 2008 and we are processing solid waste and are producing both liquid and dry fertilizer and soil enhancement products.

•	Gonzales facility. A facility in Gonzales, California that we acquired in January 2008, which is operational and began to generate revenue for us in February 2008 (the “Gonzales facility”).

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

On February 16, 2007, we successfully completed an initial public offering of stock and successfully completed a bond offering with the New Jersey Economic Development Authority. The net proceeds of the stock offering of $8.9 million, together with the net proceeds of the bond offering of $16.5 million, were used to develop and construct the Woodbridge facility, fund our marketing and administrative expenses during the construction period and fund specific principal and interest reserves as specified in the bond offering. Of the total net proceeds of the stock and bond offerings of $25.4 million, $14.6 million was used towards the construction of the Woodbridge facility and the remaining $10.8 million was used for items detailed above.

On January 24, 2008, we acquired the assets, including the intellectual property, of Waste Recovery Industries, LLC (“WRI”). This acquisition makes us the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (“HTLC”) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products.

Also on January 24, 2008, we acquired the net assets of United Organic Products, LLC (“UOP”), which was under common ownership with WRI. With this acquisition, we acquired a leading liquid fertilizer product line, as well as the Gonzales facility, which is a production facility that services a West Coast agribusiness customer base through established distribution channels.

Our Revenue Sources

Our revenue comes from two sources: “tip” fees and product sales. Waste haulers pay the tip fees to us for accepting food waste generated by food distributors such as grocery stores, produce docks, fish markets and food processors, and by hospitality venues such as hotels, restaurants, convention centers and airports. Revenue also comes from the customers who purchase our products. Our products possess a combination of nutritional, disease suppression and soil amendment characteristics. The products are sold in both dry and liquid form and will be stable with an extended shelf life compared to other organic fertilizers. Among other uses, the liquid product is expected to be used to mitigate powdery mildew, a leaf fungus that restricts the flow of water and nutrients to the plant. These products can be used either on a stand-alone basis or in combination with more traditional petrochemical-based fertilizers and crop protection products. Based on growth trial performance, increased environmental awareness, trends in consumer food preferences and company-sponsored research, we believe our products will have demand in the agribusiness, turf management and retail markets. We also expect to benefit from increased regulatory focus on organic waste processing and on environmentally friendly growing practices.

Our Woodbridge Facility

We obtained a 10-year lease and exercised an additional 10-year option to renew for approximately 60,000 square feet at a site in a portion of an industrial building in Woodbridge, New Jersey that was modified and equipped as our first internally constructed organic waste conversion facility. Operations began in late June of 2008 at the Woodbridge facility and we are processing solid waste and are producing both liquid and dry fertilizer and soil enhancement products. Construction is still in process on certain aspects of the facility, mainly relating to installation of automated control systems and we are not currently producing to full capacity. At full capacity, the Woodbridge facility is expected to process approximately 78,000 tons of organic food waste and produce approximately 9,900 tons of dry product and approximately 10,000 tons of liquid product annually. We are in the process of completing additional upgrades to the Woodbridge facility, which are expected to be completed by June 2009, and which we believe will allow us to increase capacity at the facility to approximately 70% of full capacity. We estimate that the product can be sold in the range of $400 to $700 per ton based on the market to which it is sold. Therefore the potential monthly sales from this facility, at the 70% capacity ranges from approximately $700,000 to $1,100,000. Converted Organics of Woodbridge, LLC, a New Jersey limited liability company and our wholly owned subsidiary, was formed for the purpose of owning, constructing and operating the Woodbridge facility.

During the first ten weeks of 2009, we generated revenue from the Woodbridge facility in the form of tip fees of approximately $50,000 and product sales of approximately $126,000. For this facility to be cash flow positive, we estimate that sales would need to be in a range of $450,000 to $550,000 per month. Any cash flow generated by exceeding these sales would be used to fund operations at the corporate level and to pay down the payables related to construction activity at this facility.

As of December 31, 2008, we have incurred approximately $4.2 million in additional unanticipated construction costs and design changes for the Woodbridge facility. In addition, we committed an additional $1.5 million for the upgrades to the Woodbridge facility discussed above. We currently estimate that we will be able to fund approximately $500,000 of the foregoing upgrade costs. To finance the additional $5.2 million in upgrades, design changes and construction costs, we will need to enter into agreements with the various construction vendors as we do not currently have the funds available to pay these amounts, which are listed as accounts payable in our December 31, 2008 balance sheet. If we are unable to come to agreements with our construction vendors, the vendors may attempt to take actions against us or the Woodbridge facility, which could result in interruptions to the operations of the Woodbridge facility.

Our Woodbridge facility receives raw material from the New York-Northern New Jersey metropolitan area. It is located near the confluence of two major highways in northern New Jersey, providing efficient access for the delivery of feedstock from throughout this geographic area. This facility has been approved for inclusion in the Middlesex County and New Jersey State Solid Waste Management Plans.

We have agreements with eleven waste-hauling companies to provide food waste to the Woodbridge facility, which we feel will give us an adequate supply to operate the plant at full capacity.

Our conversion process has been approved for inclusion in the Middlesex County and New Jersey State Solid Waste Management Plan. We have been granted our Class C recycling permit, which is the primary environmental permit for this project. The remaining required permits are primarily those associated with the construction and operation of any manufacturing business.

The Woodbridge facility uses significant amounts of electricity, natural gas and steam. We use the services of an energy management firm to purchase natural gas and electricity, and water will be provided by the Town of Woodbridge. Wastewater will be discharged by permit into the local sewage system.

Our Gonzales Facility

On January 24, 2008, we acquired the Gonzales facility and formed Converted Organics of California, LLC a California limited liability company and wholly-owned subsidiary of the Company, for the purpose of owning, upgrading and operating the Gonzales facility. We generated revenue during 2008 of approximately $1,525,000, with a negative operating margin. We plan to improve this operating margin by channeling sales into the profitable turf and retail markets, by generating tip fees from receiving additional quantities of food waste and by reducing the amount of raw material and freight costs currently associated with the production process. In addition, we have plans to add capacity to the Gonzales plant, whereby the plant will produce approximately three times its current production and will be capable of producing both liquid and solid products. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing but have delayed the upgrades which would allow us to produce dry product. The remaining upgrades have been delayed due to cash flow constraints. We estimate that the sales level required to obtain break even cash flow at the Gonzales facility is in the range of $150,000 to $200,000 per month for 2009. We further estimate that the plant under its current configuration could generate monthly sales in the range of $350,000 to $400,000. If sales increase above the break even level, we expect the additional cash flow from the Gonzales facility will be used to offset operating expenses at the corporate level.

On January 24, 2008, we entered into a 10-year lease for land in Gonzales, California, where our Gonzales facility is located. The land is leased from Valley Land Holdings, LLC (“VLH”), a California LLC whose sole member is a former officer and director of our Company. The lease provides for a monthly rent of $9,000. The lease is also renewable for three 5-year terms after the expiration of the initial 10-year term. In addition, we own the Gonzales facility and the operating equipment used in the facility. VLH had been determined to be a variable interest entity of UOP in prior years as UOP was the primary beneficiary of that variable interest entity. We determined that VLH is a variable interest entity of the Company subsequent to the acquisition. VLH’s assets and liabilities consist primarily of land and a mortgage note payable on the land. Its operations consist of rental income on the land from us and related operating expenses. As such, VLH has been consolidated with our consolidated financial statements. All intercompany balances and activity have been eliminated.

We are currently seeking building permits on our Gonzales facility. If these permits are not obtained it will not affect our ability to produce product and achieve the above sales.

Pro Forma Financial Information

Introduction

The following unaudited pro forma consolidated financial information gives effect to our acquisition of the assets of UOP and WRI and should be read in conjunction with the historical consolidated financial statements of

Converted Organics Inc., and the audited financial statements of United Organic Products, LLC, Waste Recovery Industries, LLC and Valley Land Holdings, LLC for the years ended December 31, 2007 and 2006. These financial statements can be found in our Form 10-KSB/A for year ended December 31, 2007. The unaudited pro forma consolidated statement of operations for the year ended December 31, 2008 gives effect to the acquisitions and the related financing as if they had occurred on January 1, 2008.

The unaudited pro forma consolidated financial statement includes all material pro forma adjustments necessary for their preparation, as required by Article 11 of Regulation S-X and, accordingly, do not assume any benefits from cost savings or synergies of operations of the combined Company.

The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. The unaudited pro forma consolidated financial statement does not purport to represent what our results of operations would actually have been had these transactions in fact occurred as of the date indicated above or to project our results of operations for the period indicated or for any other period.

CONVERTED ORGANICS INC.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
for the Year Ended December 31, 2008

	Historical
	Converted
	Organics
	Inc. and	Pro forma		Pro forma
	subsidiaries	Adjustments	Reference	Consolidated

Revenues	$1,547,981	$—	(1)	$1,547,981
Cost of good sold	1,981,084	20,288	(1)	2,001,372

Gross loss	(433,103)	(20,288)		(453,391)
Costs and expenses	9,948,630	33,091	(1)	9,981,721

Loss from operations	(10,381,733)	(53,379)		(10,435,112)

Other income/(expenses)	(5,797,365)	(37,000)	(2)	(5,834,365)

Loss before provision for income taxes	(16,179,098)	(90,379)		(16,269,477)
Provision for income taxes	—	—		—

Net loss	$(16,179,098)	$(90,379)		$(16,269,477)

Net loss per share, basic and diluted	$(2.70)			$(2.72)

Weighted average common shares outstanding	5,985,017			5,985,017

See accompanying notes.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENT

The following numbered notes are referenced on the Unaudited Pro Forma Consolidated Statement of Operations.

(1) Represents costs incurred by UOP and WRI during the period January 1, 2008 through the date of acquisition. No revenues were generated, and approximately $53,000 of costs and expenses were incurred.

(2) Represents interest expense associated with the convertible debt issued through the private financing, the convertible note to the former owner of UOP and the short-term note to the former owner of WRI, for the 24-day period prior to the acquisition.

Future Expansion of Business

In addition to our Gonzales and Woodbridge facilities, our strategic plan calls for the development and construction of facilities in Rhode Island and Massachusetts. We currently are planning to operate these new facilities using the technology that we acquired in our acquisition of WRI. We anticipate that we will be able to use much of the engineering and design work used in our Gonzales facility. Any plans to further expand our Gonzales facility, or to construct any future facilities is dependent on our ability to raise additional financing.

In each of our contemplated locations, we have:

•	Engaged a local businessperson well acquainted with the community to assist us in the permitting process and development of support from community groups;

•	Participated in numerous meetings with state, county and local regulatory bodies as well as environmental and economic development authorities; and

•	Identified potential facility sites.

If we are able to build new facilities, we anticipate we will achieve economies of scale in marketing and selling our fertilizer products as the cost of these activities is spread over a larger volume of product. If our overall volume of production increases, we also believe we may be able to more effectively approach larger agribusiness customers who may require larger quantities of fertilizer to efficiently utilize their distribution systems.

To date, we have undertaken the following activities in the following markets to prepare to develop additional facilities:

•	The Rhode Island Industrial Facilities Corporation gave initial approval to our Revenue Bond Financing Application for up to $15 million for the construction of our proposed Rhode Island facility. In addition, the Rhode Island Resource Recovery Corporation gave us final approval to lease nine acres of land in the newly created Lakeside Commerce Industrial Park in Johnston, RI. We previously filed an application with the Rhode Island Department of Environmental Management for the operation of a Putrescible Waste Recycling Center at that site. We have established a Converted Organics of Rhode Island, LLC of which we are 92.5% owners. The minority share is owned by a local business man who has assisted us with the process of developing a Rhode Island facility.

•	In Massachusetts, we have performed initial development work in connection with construction of three manufacturing facilities to serve the eastern Massachusetts market. Our proposals to develop these facilies is currently under review by the property owners. The Massachusetts Strategic Envirotechnology Partnership Program has completed a favorable review of our technology.

Conversion Process

The process used in the Woodbridge facility to convert food waste into our solid and liquid fertilizer products is based on technology called “Enhanced Autothermal Thermophilic Aerobic Digestion” (“EATAD”). The EATAD process was developed by International Bio-Recovery Corporation (“IBRC”), a British Columbia company that possesses technology in the form of know-how integral to the process and that has licensed to us their technology for organic waste applications in the metropolitan New York and Northern New Jersey area. In simplified terms, EATAD means that once the prepared foodstock is heated to a certain temperature, it self-generates additional heat (autothermal), rising to very high, pathogen-destroying temperature levels (thermophilic). Bacteria added to the feedstock use vast amounts of oxygen (aerobic) to convert the food waste (digestion) to a rich blend of nutrients and single cell proteins. Foodstock preparation, digestion temperature, rate of oxygen addition, acidity and inoculation of the microbial regime are carefully controlled to produce products that are highly consistent from batch to batch.

The products we manufacture using our process are:

•	A stand-alone fertilizer with plant nutrition, disease suppression and soil enhancements (amendment) benefits. The solid and liquid forms have a nutrient composition of approximately 3% nitrogen, 2% phosphorous and 1% potassium (3-2-1 NPK); or

•	A blend to be added to conventional fertilizers and various soil enhancements to improve the soil as required by the end users.

The efficacy of our products has been demonstrated both in university laboratories and multi-year growth trials funded by us and by IBRC. These field trials have been conducted on more than a dozen crops including potatoes, tomatoes, squash, blueberries, grapes, cotton and turf grass. The results of these trials are available to shareholders at no charge by contacting us at 7A Commercial Wharf West, Boston, Massachusetts 02110. While these studies have not been published, peer-reviewed or otherwise subject to third-party scrutiny, we believe the trials and other data show our solid and liquid products produced using the EATAD process have several valuable attributes:

•	Plant nutrition. Historically, growers have focused on the nitrogen (N), phosphorous (P) and potassium (K) content of fertilizers. As agronomists have gained a better understanding of the importance of soil culture, they have turned their attention to humic and fulvic acids, phytohormones and other micronutrients and growth regulators not present in petrochemical-based fertilizers. Our products have NPK content of approximately 3-2-1 and will be rich in micronutrients. Both products can be modified or fortified to meet specific user requirements.

•	Disease suppression. Based on field trials using product produced by the licensed technology, we believe our products combine nutrition with disease suppression characteristics to eliminate or significantly reduce the need for fungicides and other crop protection products. The products’ disease suppression properties have been observed under controlled laboratory conditions and in documented field trials. We also have other field reports that have shown the liquid concentrate to be effective in reducing the severity of powdery mildew on grapes, reducing verticillium pressure on tomatoes and reducing scab in potatoes.

•	Soil amendment. As a result of its slow-release nature, our dry fertilizer product increases the organic content of soil, improving granularity and water retention and thus reducing NPK leaching and run-off.

•	Pathogen-free. Due to high processing temperatures, our products are virtually pathogen-free and have extended shelf life.

We plan to apply to the U.S. Department of Agriculture (the “USDA”) and various state agencies to have our products produced by the EATAD process to be labeled as an organic fertilizer or separately as an organic fungicide. We expect organic labeling, if obtained, to have a significant positive impact on pricing. We believe our products are positioned for the commercial market as a fertilizer supplement or as a material to be blended into traditional nutrition and disease suppression applications.

We use the HTLC system at our Gonzales facility to process various biodegradable waste products into liquid organic-based fertilizer and feed products. The HTLC technology used in our Gonzales facility can be used in all of our future operating plants. We have adopted the HTLC technology for certain aspects at the Woodbridge facility even though that facility and any future facility in the New York City metropolitan area is licensed to use the EATAD technology, and as such we will be required to pay royalties on those facilities to the owners of the EATAD technologies. As exclusive owner of the HTLC technology, we expect to achieve the same or better operating results as we would with the licensed EATAD technology at a lower operating cost. Pursuant to the terms of the acquisition of the assets of WRI, we pay a fee for each ton of additional capacity added to our current or planned expansion. We anticipate that over time this fee will be less than the royalty expense paid for use of the licensed EATAD technology. In addition, we believe the product produced by the HTCL technology will be equal to or better in terms of quality when compared to the EATAD technology.

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

We are obligated to pay IBRC an aggregate royalty equal to 9% of the gross revenues from the sale of product produced by the Woodbridge facility. We currently estimate to begin paying royalties in the first quarter of 2009, as product shipments from Woodbridge commenced at that time. We are also obligated to purchase IBRC’s patented macerators and shearators, as specified by or supplied by IBRC or Shearator Corporation for use at the Woodbridge facility.

In addition, we paid a non-refundable deposit of $139,978 to IBRC in 2007 on a second plant licensing agreement, which is included in non-current deposits on our consolidated balance sheets at December 31, 2008 and 2007. We also agreed to pay IBRC approximately $338,000 in twelve monthly installments for market research, growth trails and other services. For the year ended December 31, 2008 and 2007, we had paid approximately $22,000 and $276,000, respectively, of this amount which has been included in research and development in our consolidated statements of operations. We are currently negotiating the remainder of the payments with IBRC.

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

Marketing and Sales

Target Markets

According to the U.S. Fertilizer Institute, U.S. fertilizer demand is 58 million tons per year, with agribusiness consuming the majority of product and the professional turf and retail segments consuming the remainder. The concern of farmers, gardeners and landscapers about nutrient runoffs, soil health and other long-term effects of conventional chemical fertilizers has increased demand for organic fertilizer. We have identified three target markets for our products:

•	Agribusiness: conventional farms, organic farms, horticulture, hydroponics and aquaculture;

•	Turf management: professional lawn care & landscaping, golf courses, sod farms, commercial, government & institutional facilities; and

•	Retail sales: home improvement outlets, garden supply stores, nurseries, Internet sales and shopping networks.

Agribusiness:  There are two primary business drivers influencing commercial agriculture. First, commercial farmers are focused on improving the economic yield of their land: maximizing the value derived from crop output (quantity and quality). Second, commercial farmers are focused on reducing the use of chemical products, while also meeting the demand for cost-effective, environmentally responsible alternatives. We believe this change in focus is the result of:

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

Consumer demand for organic food products increased throughout the 1990s to date at approximately 20% or more per annum. In the wake of USDA’s implementation of national organic standards in October 2002, the organic food industry has continued to grow. According to the Organic Trade Association, United States’ sales of organic food and beverages have grown from $1 billion in 1990 to approximately $20 billion in 2007 and are expected to grow at an average of 18% per year through 2010. Furthermore, the Organic Trade Association reports that organic foods represented approximately 2.8% of total food and beverage sales in 2006, growing 26% in 2006, one of the fastest growing categories. According to the Nutrition Business Journal, consumer demand is driving organic sector expansion, particularly for fruit, vegetables and dairy products. This demand, in turn, is driving commercial farmers to shift more of their acreage from conventional practices, which predominantly use synthetic fertilizers, to organic practices, which require the use of certified organic fertilizers or other natural organic materials to facilitate crop growth. The USDA’s National Agricultural Statistics Service reports that the number of certified organic farm acres has grown from 0.9 million in 1992 to 4.1 million in 2005, a compound annual growth rate of 12% per year.

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

Turf management:  We believe that the more than sixteen thousand golf courses in the U.S. will continue to reduce their use of chemicals and chemical-based fertilizers to limit potentially harmful effects, such as chemical fertilizer runoff. The United States Golf Association (“USGA”) provides guidelines for effective environmental course management. These guidelines include using nutrient products and practices that reduce the potential for contamination of ground and surface water. Strategies include using slow-release fertilizers and selected organic products and the application of nutrients through irrigation systems. Further, the USGA advises that the selection of chemical control strategies should be utilized only when other strategies are inadequate. We believe that our all-natural, slow-release fertilizer products will be well received in this market.

Retail sales:  The Freedonia Group’s report on Lawn & Garden Consumables indicates that the U.S. market for packaged lawn & garden consumables is $7.5 billion and is expected to grow 4.5% per year to $9.3 billion in 2012. Fertilizers are the largest product category, generating $2.85 billion, or 38%, of total lawn and garden consumables sales. Fertilizers, mulch and growing media will lead gains, especially rubber mulch, colored mulch and premium soils. Organic formulations are expected to experience more favorable growth than conventional formulations across all product segments, due to increased consumer concern with regard to how synthetic chemical fertilizers and pesticides on lawns and gardens may affect human/pet health and the environment.

Product Sales and Distribution

Our license with IBRC restricts the sale of products from our Woodbridge facility to the Eastern Seaboard states, including Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut, New York, New Jersey, Pennsylvania, Delaware, Maryland, Virginia, District of Columbia, North Carolina, South Carolina, Georgia and Florida. Our Gonzales facility and future plants will not be subject to these territory restraints as they will operate using the HTLC technology that we acquired from WRI.

We plan to sell and distribute our products through our sales organization that will target large purchasers of fertilizer products for distribution in our target geographic and product markets. We have determined that our product will not only be sold to the organic fertilizer market but to the much larger conventional fertilizer markets as our product’s disease suppression characteristics make us attractive to those markets. Key activities of the sales organization include introduction of the Company and our products and the development of relationships with targeted clients. In addition, we have signed distribution agreements with six distributors to sell our products to numerous outlets in all of our target markets. Furthermore, we’ve had preliminary discussions with manufacturer’s representatives to explore sales of our products in appropriate retail outlets. In order to develop a consistent sales and distribution strategy, we have hired a seasoned professional to serve as Vice President of Marketing and have hired five in house salespeople to assist with product pull-through into all of our targeted markets. In addition, with our acquisition of UOP, we have retained the services of employees who are currently selling product into the agribusiness market.

Environmental Impact of Our Business Model

Organic food waste, the raw material of our manufacturing process, comes from a variety of sources. Prior to preparation, food must be grown or raised, harvested, packaged, shipped, unpacked, sorted, selected and repackaged before it finds its way into markets, restaurants or home kitchens. Currently, this process creates a large amount of food waste, particularly in densely populated metropolitan areas such as New York City, Northern New Jersey, and Eastern Massachusetts. Traditionally, the majority of food waste is disposed of in either landfills or incinerators that do not produce a product from this recyclable resource. We use a demonstrated technology that is environmentally benign to convert waste into valuable all-natural soil amendment products.

Food waste comprises 15% to 20% of the nation’s waste stream. Disposing of or recycling food waste should be simple, since organic materials grow and decompose readily in nature. However, the large volumes of food wastes generated in urban areas combined with a lack of available land for traditional recycling methods, such as composting, make disposal of food wastes increasingly expensive and difficult. Landfill capacity is a significant concern, particularly in densely populated areas. In addition, landfills may create negative environmental effects including liquid wastes migrating into groundwater, landfill gas, consumption of open space, and air pollution associated with trucking waste to more remote sites. The alternative of incineration may produce toxic air pollutants and climate-changing gases, as well as ash containing heavy metals. Incineration also fails to recover the useful materials from organic wastes that can be recycled. Traditional composting is a slow process that uses large tracts of land, may generate offensive odors, and may attract vermin. In addition, composting usually creates an inconsistent product with lower economic value than the fertilizer products we will produce.

Our process occurs in enclosed “digesters” housed within a building that will use effective emissions control equipment, which we believe will result in minimal amounts of dust and noise. By turning food waste into a fertilizer product using an environmentally benign process, we anticipate that we will be able to reduce the total amount of solid waste that goes to landfills and incinerators, which may in turn reduce the release of greenhouse gases such as methane and carbon dioxide.

The following table summarizes some of the advantages of our process compared with currently available methods employed to dispose of organic food waste:

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

Environmental regulators and other governmental authorities in our target markets have also focused more recently on the potential benefits of recycling increased amounts of food waste. For example, the New Jersey Department of Environmental Protection (the “NJDEP”) estimates nearly 1.5 million tons, or just over 15% of the state’s total waste stream, is food waste, but in 2003, only 221,000 tons were recycled. The 2005 NJDEP Statewide Solid Waste Management Plan focuses particularly on the “food waste” recycling stream as one of the most effective ways to create significant increases in recycling tonnages and rates. In New York, state and local environmental agencies are taking measures to encourage the diversion of organics from landfills and are actively seeking processes consistent with health and safety codes. The goal is to further reduce the amount of waste going to landfills and other traditional disposal facilities, particularly waste that is hauled great distances, especially in densely populated areas in the Northeast. In 2005, the Rhode Island Resource Recovery Corporation (“RIRRC”) began an examination of the bulk food waste processing technology of our technology licensor to determine whether using our licensed technology would be economically feasible, cost-effective, practicable, and an appropriate application in Rhode Island. The RIRRC completed its review and included the technology in their 2006 Solid Waster Master Plan. In Massachusetts, the State Solid Waste Master Plan has also identified a need for increased organics-processing capacity within the state and has called for a streamlined regulatory approval path.

Competition

We operate in a very competitive environment in our business’s three dimensions — organic wastestream feedstock, technology and end products — each of which is quickly evolving. We believe we will be able to compete effectively because of the abundance of the supply of food waste in our geographic markets, the pricing of our tip fees and the quality of our products and technology.

Organic Wastestream.  Competition for the organic waste stream feedstock includes landfills, incinerators and traditional composting operations. Organic waste streams are generally categorized as pre- and post-consumer food waste, lawn and garden waste, and bio-solids, including sewage sludge or the by-product of wastewater treatment. Some states, including New Jersey, have begun to regulate the manner in which food waste may be composted. New Jersey has created specific requirements for treatment in tanks, and we believe our Woodbridge facility is the first approved in-vessel processing facility in the state. In Massachusetts, state regulators are considering a ban on the disposal of organic materials at landfills and incinerators once sufficient organic processing capacity exists within the state, which if adopted would provide a competitive advantage for organic processes such as our process.

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

Hydrolysis is an energy-intensive chemical process that produces a by product, most commonly ethanol. Thermal technologies extract the Btu content of the waste to generate electricity. Food waste, which is typically 75%-90% water, is generally not a preferred feedstock. Absent technological breakthroughs, neither hydrolysis nor thermal technologies are expected to be accepted for organic food waste processing on a large-scale in the near term.

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

Most of the 58 million tons of fertilizer consumed annually in North America is mined or derived from petroleum. These petroleum-based products generally have higher nutrient content (NPK) and cost less than organic fertilizers. However, as agronomists better understand how soil, root and stem/leaf systems interact, we believe the importance of micronutrients is becoming more highly valued. Petrochemical additives have been shown to deaden the soil, which ironically contributes to higher nutritional requirements. Traditional petrochemical fertilizers are highly soluble and readily leach from the soil. Slow release products that are coated or specially processed command a premium. However, the economic value offered by petrochemicals, especially for field crops including corn, wheat, hay and soybeans, will not be supplanted in the foreseeable future.

Despite a large number of new products in the end market, we believe that our products have a unique set of characteristics. We believe positioning and branding the combination of nutrition and disease suppression characteristics will differentiate our products from other organic fertilizer products to develop market demand, while maintaining or increasing pricing. In view of the barriers to entry created by the supply of organic waste, regulatory controls and the cost of constructing facilities, we do not foresee a dominant manufacturer or product emerging in the near-term.

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

For our Woodbridge facility, we have obtained various permits and approvals to operate a recycling center and a manufacturing facility, including among others: a Class C recycling permit; land use and site plan approval; an air quality permit; a discharge permit; treatment works approval and a storm water runoff permit; building construction permits; a soil conservation district permit and our certificate of occupancy.

Environmental regulations will also govern the operation of our facilities. Our future facilities will most likely be located in urban industrial areas where contamination may be present. Regulatory agencies may require us to remediate environmental conditions at our locations.

We have contracted with a company to explore our ability to create carbon credits as a result of our manufacturing process and our diverting food waste from landfills. As of the filing of this report we have not determined the value, if any, of the potential carbon credits associated with our business.

Employees

As of March 27, 2009, we had 39 full-time employees, 16 of whom were in sales, management and administration and 9 of whom were employed in our Gonzales facility and 14 who were employed in our Woodbridge facility. Once the Woodbridge facility reaches its initial design capacity of 250 tons per day, we expect to have another 14 full-time employees at that location, working in the areas of general plant management, equipment operation, quality control, maintenance, laborers, and administrative support. We are also planning for additional employees in the sales, marketing, finance, technology and administrative areas of the Company.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our securities. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.

We could fail to remain a going concern. We will need to raise additional capital to fund our operations through the near term, and we do not have any commitments for that capital.

There exists substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has modified their report for our fiscal year ended December 31, 2008 with respect to our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern modification in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2008 may materially and adversely affect our stock price and our ability to raise new capital.

As reflected in our financial statements, as of December 31, 2008, we incurred a net loss of approximately $16.2 million, had an accumulated deficit of $26.6 million, and had a working capital deficiency. We will need additional capital and/or increased sales to execute our business strategy, and if we are unsuccessful in either raising additional capital or achieving desired sales levels we will be unable to fully execute our business strategy on a timely basis, if at all. If we raise additional capital through the issuance of debt securities, the debt securities may be secured and any interest payments would reduce the amount of cash available to operate and grow our business. If we raise additional capital through the issuance of equity securities, such issuances will likely cause dilution to our stockholders, particularly if we are required to do so during periods when our common stock is trading at historically low price levels.

Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may curtail or delay the implementation of updates to our facilities or delay the expansion of our sales and marketing capabilities, any of which could cause our business to fail.

We will need to obtain additional debt and equity financing to complete subsequent stages of our business plan.

We require significant additional financing to finalize upgrades to our Woodbridge facility, to satisfy construction vendor payables, and to operate our business. In March 2009, we entered into an agreement with an investor to purchase $1,500,000 of convertible term notes, subject to shareholder approval. The issuance and sale of shares of our common stock to the investor would likely have a dilutive effect on a stockholder’s percentage voting power in us. As the convertible note is convertible at prices below the then market price of our common stock, if we were to issue additional shares upon conversion of the convertible note, the dilution caused by such issuances could lead to a decrease in the market price of our common stock. In addition, since the conversion prices will be below the market price of our common stock, even if conversions do not take place, the existence of the conversion rights could lead to a decrease in the market price of our common stock.

We may issue additional securities in the future with rights, terms and preferences designated by our Board of Directors, without a vote of stockholders, which could adversely affect stockholder rights. Additional financing will likely cause dilution to our stockholders and could involve the issuance of securities with rights senior to the outstanding shares. There is no assurance that such funds will be sufficient, that the financing will be available on terms acceptable to us and at such times as required, or that we will be able to obtain the additional financing required, if any, for the continued operation and growth of our business. Any inability to raise necessary capital will have a material adverse effect on our ability to meet our projections, deadlines and goals and will have a material adverse effect on our revenues and net income.

Constructing and equipping our Woodbridge facility has taken longer and cost more than we expected, which has resulted in significant amounts being owed to construction vendors for which we do not have the cash resources to satisfy.

Our Woodbridge facility became operational in June 2008. We incurred approximately $5.7 million in additional unanticipated construction costs and design changes in constructing the Woodbridge facility. We are in the process of completing additional upgrades to the Woodbridge facility, which are expected to be completed by June 2009, and which we believe will allow us to increase capacity at the facility to approximately 70% of full capacity.

Of the $5.7 million in upgrades, design changes and construction costs discussed above, we currently estimate that we will be able to fund approximately $500,000 in costs. In order to finance the additional $5.2 million in upgrades, design changes and construction costs, we will need to enter into agreements with the various construction vendors as we do not currently have the funds available to pay these amounts, which are listed as accounts payable in our December 31, 2008 balance sheet. If we are unable to come to agreements with our construction vendors, the vendors may attempt to take actions against us or the Woodbridge facility, which could result in interruptions to the operations of the Woodbridge facility, which would adversely effect our business results.

We have limited operating history, and our prospects are difficult to evaluate.

We have not operated any facility other than our Gonzales facility, which we purchased in January 2008, and our Woodbridge facility, which became operational in June 2008. Our activities to date have been primarily limited to developing our business, and consequently there is limited historical financial information related to operations available upon which you may base your evaluation of our business and prospects. The revenue and income potential of our business is unproven. If we are unable to develop our business, we will not achieve our goals and could suffer economic loss or collapse, which may have a material negative effect on our financial performance.

We expect to incur significant losses for some time, and we may never operate profitably.

For the period from January 1, 2007 through December 31, 2008, we incurred an accumulated net loss of approximately $20,263,000. Despite generating revenue from our Gonzales facility beginning in February 2008, we will continue to incur significant losses. There is no assurance that we will be successful in our efforts to operate organic waste conversion facilities.

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

We are exposed to risks from legislation requiring companies to evaluate internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to begin to report on the operating effectiveness of our internal control over financial reporting for the year ended December 31, 2008. CCR LLP, our independent registered public accounting firm, will be required to attest to the effectiveness of our internal control over financial reporting beginning with the year ending December 31, 2009. We must continue an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect that this program will require us to incur expenses and to devote resources to Section 404 compliance on an ongoing annual basis.

It is difficult for us to predict how long it will take to complete management’s assessment of the effectiveness of our internal control over financial reporting each year and to remediate any deficiencies in our internal control over financial reporting, if any. As a result, we may not be able to complete the assessment process on a timely basis each year. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected.

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

We are currently, and are likely for some time to continue to be, dependent upon our present management team. Most of these individuals are experienced in business generally, and in governing and operating a public company. However, our present management team does not have experience organizing the construction, equipping and start up of an organic waste conversion facility. In addition, none of our directors has any experience in the organic waste or fertilizer products industries. As a result, we may not develop our business successfully.

We license certain technology from a third party, and our failure to perform under the terms of the license could result in material adverse consequences.

We use certain licensed technology and patented pieces of process equipment in our Woodbridge facility that have been obtained from IBRC. The license contains various performance criteria, and if we fail to perform under the terms of the license, the license may be terminated by the licensor, and we will have to modify our process and employ other equipment that may not be available on a timely basis or at all. If we are unable to use different technology and equipment, we may not be able to operate the Woodbridge facility successfully. If the license agreement is terminated or held invalid for any reason, or if it is determined that IBRC has improperly licensed its process to us, the occurrence of such event will adversely affect our Woodbridge operations and revenues therefrom.

The EATAD technology we will use to operate our Woodbridge facility is unproven at the scale we intend to operate.

While IBRC has operated a facility in British Columbia using the EATAD process, its plant is smaller than our planned Woodbridge facility. IBRC developed the initial drawings for our Woodbridge facility, but neither IBRC nor we have operated a plant of the proposed size.

Our Woodbridge and Gonzales facility sites may have unknown environmental problems that could be expensive and time consuming to correct.

There can be no assurance that we will not encounter hazardous environmental conditions at the Woodbridge and Gonzales facility sites or any additional future facility sites that may delay the construction of our future organic waste conversion facilities. Upon encountering a hazardous environmental condition, our contractor may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the particular facility and may require significant expenditures to correct the environmental condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenue.

We may not be able to successfully operate our Woodbridge facility.

Our Woodbridge facility is the first commercial facility of its kind in the United States and may not function as anticipated. In addition, the control of the manufacturing process will require operators with extensive training and experience which may be difficult to attain.

Our lack of business diversification may have a material negative effect on our financial performance.

We have two products to sell to customers to generate revenue: dry and liquid soil amendment products. We do not expect to have any other products. Although we also expect to receive “tip” fees, our lack of business diversification could have a material adverse effect on our operations.

We may not be able to manufacture products from our facilities in commercial quantities or sell them at competitive prices.

To date, we have not produced any products other than from our Gonzales facility since February 2008 and from our Woodbridge facility since June 2008. We may not be able to manufacture products from our facilities in commercial quantities or sell them at prices competitive with other similar products.

We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our potential products.

We currently have limited resources to expand our sales and marketing capabilities. We will need to either hire sales personnel with expertise in the markets we intend to address or contract with others to provide sales support. Co-promotion or other marketing arrangements to commercialize our planned products could significantly limit the revenues we derive from our products, and these parties may fail to commercialize these products successfully. Our planned products address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ, and we may not be able to develop such specialized marketing resources.

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

Detection of any significant defects in our products or failure in our quality control procedures may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, and injury to our reputation. The costs we may incur in correcting any product defects may be substantial. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail, would be time consuming and costly to defend. We presently maintain product liability insurance, however it may not be adequate to cover claims.

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

Our license agreement with IBRC restricts the territory into which we may sell our products and grants a cooperative a right of first refusal to purchase our products.

We have entered into a license agreement with IBRC which among other terms contains a restriction on our right to sell our planned products outside a territory defined generally as the Eastern Seaboard of the United States. The license agreement also grants a proposed cooperative of which IBRC is a member a right of first refusal to purchase the products sold from our Woodbridge facility under certain circumstances. While we believe that the territory specified in the license agreement is broad enough to absorb the amount of product we plan to produce and that the right of first refusal will not impair our ability to sell our products, these restrictions may have a material adverse effect on the volume and price of our product sales. We may in addition become completely dependent on a third party for the sale of our products.

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

If a third party is allegedly infringing on any of the licensed technology, then either we or IBRC may attempt to enforce the IBRC intellectual property rights. In general, our possession of rights to use the know-how related to the licensed technology will not be sufficient to prevent others from employing similar technology that we believe is infringing. Any such enforcement action against alleged infringers, whether by us or by IBRC, may be required to be maintained at our expense under the terms of the license agreement. The costs of such an enforcement action may be prohibitive, reduce our net income, if any, or prevent us from continuing operations.

Our HTLC technology imposes obligations on us related to infringement actions that may become burdensome.

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

We may need to obtain significant debt financing in order to develop new manufacturing facilities. Each facility will likely be individually financed and require considerable debt. While we believe state government-sponsored debt programs will be available to finance our requirements, market rate or non-government sponsored debt could also be used. However, public or private debt may not be available at all or on terms acceptable to us for the development of future facilities.

Our agreements with our bond investors may hinder our ability to operate our business by imposing restrictive loan covenants, which may prohibit us from paying dividends or taking other actions to manage or expand our business.

The terms of the bond guaranty executed by the Company on behalf of Converted Organics of Woodbridge LLC, prohibit the Company from repaying debt and other obligations that funded the Company’s working capital until certain ratios of EBITDA to debt service are met.

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

For our Woodbridge facility, we obtained various permits and approvals to operate a recycling center and a manufacturing facility, including among others a Class C recycling permit, land use and site plan approval, an air quality permit, a water discharge permit, a storm water runoff permit, and building construction permits. We may not be able to secure all the necessary permits for future facilities on a timely basis or at all, which may prevent us from operating the facility according to our business plan.

For our facilities, we may need certain permits to operate solid waste or recycling facilities as well as permits for our sewage connection, water supply, land use, air emission, and wastewater discharge. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township and state agencies having control over the specific properties. Lack of permits to construct, operate or maintain our facilities will severely and adversely affect our business.

Changes in environmental regulations or violations of such regulations could result in increased expense and could have a material negative effect on our financial performance.

We are subject to extensive air, water and other environmental regulations and will need to obtain a number of environmental permits to construct and operate our planned facilities. If for any reason any of these permits are not granted, construction costs for our organic waste conversion facilities may increase, or the facilities may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our net income and have a material negative effect on our financial performance.

Our strategic plan for development and construction of operating facilities in Rhode Island and Massachusetts requires additional debt and/or equity financing and working capital during the construction periods.

Our strategic plan calls for us to develop and build future operating facilities. These facilities will require us to raise additional fund for the development and construction of these facilities and for working capital during the construction process. There is no guarantee that we will be able to raise those funds.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We entered a 10-year lease on June 2, 2006 and subsequently in February 2007 exercised an option to renew for an additional 10 years on property located in an industrial area of Woodbridge, New Jersey, on which our Woodbridge facility is located. The lease covers 60,000 square feet of a 300,000 square foot building. The rent is $32,500 per month for the first 5 years. In year 6, the rent increases by 5% and will increase 2% per year in years 7 through 10. On January 18, 2007, the Company executed a lease amendment to compensate the landlord for costs incurred in connection with a buildout of the leased space. During years 2 through 10, we will pay an additional $45,402 per month under the amendment, for total rent expense of $77,902 per month. In year 11, the rent will increase by 5% and will increase an additional 2% per year in years 12 through 15. The rent will increase 5% in year

16 and thereafter, will increase 2% per year through the remainder of the term. We are responsible for payment of common area maintenance fees and taxes based upon our percentage of use relative to the whole facility and for our separately metered utilities. The additional rent associated with the buildout of the facility is approximately $4.6 million and will be repaid as discussed above. This buildout allowance represents additional financing to the Company and is not included in the estimated costs of $14.6 million to initially complete the Woodbridge facility or the additional $5.7 million in upgrades, design changes and unanticipated construction costs.

On January 24, 2008, we entered into a 10-year lease for land in Gonzales, California, where our Gonzales facility is located. The land is leased from VLH, a California LLC whose sole member is a former officer and director of the Company. The lease provides for a monthly rent of $9,000. The lease is renewable for three 5-year terms after the expiration of the initial 10-year term. In addition, we own the Gonzales facility and the operating equipment used in the facility. VLH has been determined to be a variable interest entity of our Company and, as such, has been consolidated as part of our consolidated financial statements. All inter-Company balances and transactions have been eliminated in consolidation. VLH’s assets and liabilities consist primarily of land and a mortgage note payable on the land. Its operations consist of rental income on the land from us and related operating expenses.

We currently lease, on a month-to-month basis, approximately 2,500 square feet of office space for our headquarters in Boston, Massachusetts. We pay rent of $2,800 per month for this space. We may terminate the office lease at any time upon 30 days advance written notice.

We have signed a lease for a parcel of land in Rhode Island for construction of our next operating facility. We pay rent of $9,167 per month and the lease term is for 20 years.

ITEM 3.	LEGAL PROCEEDINGS

On December 11, 2008, we received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement dated April 11, 2006 (“FTA”), captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, we filed a Motion for Partial Dismissal of Complaint. It is uncertain when the Court will rule on this motion. We plan to vigorously defend this matter and are unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “COIN” since March 16, 2007. Prior to March 16, 2007, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on Nasdaq for the periods indicated.

2008	High	Low

First Quarter	$14.17	$3.52
Second Quarter	$10.37	$4.50
Third Quarter	$7.83	$2.99
Fourth Quarter	$6.46	$2.00

2007	High	Low

First Quarter	$2.86	$2.31
Second Quarter	$2.72	$2.02
Third Quarter	$2.83	$1.86
Fourth Quarter	$4.39	$2.05

Holders

As of March 23, 2009, there were approximately 33 holders of record of the Company’s common stock.

Dividends

Beginning with the first quarter of 2007, at the end of each calendar quarter holders of record of our common stock received a 5% common stock dividend until the Woodbridge facility commenced commercial operations on June 30, 2008. We did not issue fractional shares as a part of the dividend program nor did we issue shares with respect to the calendar quarter in which we commenced commercial operations. We also issued a special 15% common stock dividend, payable on December 1, 2008 for all holders of record of our common stock on November 17, 2008. During 2008, we issued 1,232,552 shares as stock dividends.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2008, we issued 45,480 shares of common stock for consulting services. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), pursuant to Section 4(2) and Regulation D under the 1933 Act, as the recipient is an “accredited investor” as defined in the 1933 Act.

Use of Proceeds from Registered Securities

See the discussion below under “Management’s Discussion and Analysis or Plan of Operation — Construction and Start-up Period.”

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide information typically disclosed under this section.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Background Introduction

Our independent registered public accountants have issued a going concern opinion on our financial statements as of December 31, 2008. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of approximately $16.2 million during the year ended December 31, 2008, has a working capital deficiency as of December 31, 2008 and an accumulated deficit of approximately $26.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our operating structure is composed of our parent company, Converted Organics Inc., two wholly-owned operating subsidiaries and a 92.5% owned non-operating subsidiary. The first operating subsidiary is Converted Organics of Woodbridge, LLC, which includes the operation of our Woodbridge, New Jersey facility. The second operating subsidiary is Converted Organics of California, LLC, which includes the operating activity of our Gonzales, California facility. The 92.5% owned subsidiary is Converted Organics of Rhode Island, LLC which currently has no operating activity. We transitioned from a development stage company (first reported revenues were in February 2008) to a fully operational company that constructs and operates processing facilities that will use food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. In addition to our current sales in the agribusiness and retail markets, we plan to sell and distribute our products in the turf management market. We have hired experienced sales and marketing personnel in these markets and have begun to introduce the product to the marketplace

Woodbridge Facility

We obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the landlord has modified and that we have equipped as our first internally constructed organic waste conversion facility. We currently have limited operation at that facility and in the first two months of 2009 have begun to record tip fee and product sales revenue. Also, we are currently producing both liquid and dry product at that facility. At full capacity, the Woodbridge facility is expected to process approximately 78,000 tons of organic food waste and produce approximately 9,900 tons of dry product and approximately 10,000 tons of liquid concentrate annually. We are in the process of completing additional upgrades to the Woodbridge facility, which are expected to be completed by June 2009, and which we believe will allow us to increase capacity at the facility to approximately 70% of full capacity. During the first ten weeks of 2009 we generated revenue from this facility in the form of tip fees of approximately $50,000 and product sales of approximately $126,000. In order for this facility to be cash flow positive, we estimate that sales would need to be in a range of $450,000 to $550,000 per month. We estimate that the product can be sold in the range of $400 to $700 per ton based on the market to which it is sold. Therefore the potential monthly sales from this facility, at 70% capacity ranges from approximately $700,000 to $1,100,000. Cash flow generated by exceeding that sales number would be used to fund operations at the corporate level and to pay down the payables related to construction activity at this facility.

WRI Acquisition

On January 24, 2008, we acquired the net assets, including the intellectual property, of Waste Recovery Industries, LLC. This acquisition makes us the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (“HTLC”) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short-term note that matured and was paid on May 1, 2008. Interest on that note is payable monthly. In addition, the purchase price provides for a technology fee payment of $5,500 per ton of waste-processing capacity that is added to plants that were not planned at the time of this acquisition and that use this new technology. The per-ton fee is not payable on the Woodbridge facility, the facility that is being planned in Rhode Island, or the Gonzales facility acquired in the acquisition or the currently planned addition thereto, except to the extent that capacity (in excess of the currently planned addition) is added to the Gonzales facility in the future. Also, the purchase agreement provides that if we decide to exercise our right, obtained in the WRI acquisition, to enter into a joint venture with Pacific Seafood Inc. for the development of a fish waste-processing product (the “Eureka product”), we will pay 50% of our net profits earned from this Eureka product to the seller of WRI. Combined payments of both the $5,500 per ton technology fee and the profits paid from the Eureka product, if any, is capped at $7.0 million with no minimum payment required. In April, 2008 we entered into an agreement with Pacific Seafoods Inc. whereby we will pay Pacific Seafoods Inc. 50% of the net profits from the Eureka product. As of the filing date of this report no profits have been earned from the Eureka product. It is our intention to expense the payments, if any, that are paid on either the profits from the Eureka product or the $5,500 per ton technology fee.

UOP Acquisition; Gonzales Facility

On January 24, 2008, we acquired the net assets of United Organic Products, LLC (“UOP”), which was under common ownership with WRI. With this acquisition, we acquired a leading liquid fertilizer product line, as well as the Gonzales facility, which is a state-of-the-art production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for us in February 2008. The purchase price of $2,500,000 was paid in cash of $1,500,000 and notes payable of $1,000,000. The note matures on February 1, 2011, has an interest rate of 7% per annum, is payable monthly in arrears, and is convertible into our common stock six months after the acquisition date for a price equal to the average closing price of the stock on NASDAQ for the five days preceding conversion.

The Gonzales facility generated revenue during 2008 of approximately $1,525,000, with a negative operating margin. We plan to improve this operating margin by channeling sales into the turf and retail markets, which we believe to be more profitable, by generating tip fees from receiving additional quantities of food waste and by reducing the amount of raw material and freight costs currently associated with the production process. In addition, we have plans to add capacity to the Gonzales plant, whereby the plant will produce approximately three times its current production and will be capable of producing both liquid and solid products. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing but have delayed the upgrades which would allow us to produce dry product. The remaining upgrades have been delayed due to cash flow constraints.

In order for the Gonzales facility to begin to generate cash flow from operations, it would need to generate sales levels of $150,000 to $200,000 per month for 2009. We estimate that the plant under its current configuration could generate monthly sales in the range of $350,000 to $400,000. If sales increase above that level, we expect the additional cash flow from the Gonzales facility will be used to offset operating expenses at the corporate level. Based on 2009 sales as of the date of this report, we will need to increase sales volumes to achieve breakeven sales levels, and as such we have added additional sales personnel. There is no assurance that we will be successful in increasing sales volumes.

Recent Financing Activities

January 2008 and March 2009 Financings

On January 24, 2008, we entered into private financing with three investors for a total amount of $4,500,000 (the “2008 Financing”). We used the proceeds to fund the acquisition of assets described above, to fund further development activities and to provide working capital. The 2008 Financing was offered at an original issue discount of 10%. The investors were issued convertible debentures in the amount of $4,500,000, with interest accruing at 10% per annum and with the principal balance to be paid by January 24, 2009, which has been extended to July 24, 2009. In addition, we issued to the investors an aggregate of 750,000 Class A Warrants and 750,000 Class B Warrants which may be exercised at $8.25 and $11.00 per warrant share, respectively. A placement fee of $225,000 was paid out of the proceeds of this loan. The investors have the option, at any time on or before the extended maturity date (July 24, 2009) to convert the outstanding principal of the convertible debentures into shares of our common stock at the rate per share equal to 70% of the average of the three lowest closing prices of common stock during the 20-day trading period immediately prior to a notice of conversion. As of the filing of this report, the investors have converted approximately 2,113,786 shares reducing the principal debt amount by approximately $1,593,334.

In connection with the 2008 Financing, we entered into a Security Agreement with the investors whereby we granted the investors a security interest in Converted Organics of California, LLC and any and all assets that are acquired by the use of funds from the 2008 Financing. In addition, we granted the investors a security interest in Converted Organics of Woodbridge, LLC and all assets subordinate only to the current lien held by the holder of the bonds issued in connection with the Woodbridge facility of approximately $17,500,000.

On March 6, 2009, we entered into an agreement with an investor to purchase a series of convertible term notes of up to $1,500,000 with a 10% original issue discount. The investor placed funds into escrow on March 10, 2009 to acquire $500,000 in principal amount of the convertible notes to be released upon receiving stockholder approval, and will acquire four additional $250,000 increments in principal amount of the note with the first increment occurring on the 30th day after receiving stockholder approval, and the remaining three increments occurring monthly, thereafter.

The convertible notes will be convertible at an initial rate of 85% of the closing bid price of our common stock for the trading day immediately preceding any conversion (the “Conversion Price”); provided that if we issue securities in an equity financing transaction at a lower price than the Conversion Price, the Conversion Price will be reduced to such lower price; provided further that if we default on the convertible notes, the Conversion Price will be the lowest of the above prices or 70% of the average of the three lowest market prices of our common stock during the 20-day trading period immediately prior to any conversion.

The series of convertible notes all, collectively, mature one year from the date the first $500,000 increment of funding is released to us after the initial approval of the transaction by our stockholders. During the period leading up to the maturity date, the 10% interest payable on the series of convertible notes will become owed in its entirety on the day of funding (assuming each convertible note was outstanding for a period of one year) and added to the principal amount of the convertible note. If an event of default has occurred, all the convertible notes then outstanding will automatically become immediately due and payable, and the interest rate will increase to 18% per annum during the pendency of the event of default.

As additional consideration for the financing, we will issue the investor an aggregate of 1,713,307 Class B warrants in pro rata increments upon the issuance of each increment of the convertible notes. The Class B warrants are exercisable at $11.00 per warrant share.

On March 6, 2009, we also entered into an agreement with the holders of our $17.5 million New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures on its New Jersey facility and to defer interest payments on the bonds thru July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, we issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant share.

Development Period

We are no longer a development-stage company. Since the formation of one of our predecessors on May 2, 2003 through December 31, 2008, we and our predecessor organizations spent approximately $3.1 million of seed capital, $1.8 million of bridge loan proceeds, $25.4 million of proceeds from our public offering and the issuance on New Jersey Economic Development Bonds, $4.5 million from the issuance of convertible debentures and $11.3 million from the exercise of our Class A Warrants to accomplish the following:

•	acquire the IBRC technology license;

•	develop engineering plans;

•	identify appropriate sites for development;

•	enter into a lease for the site for our Woodbridge facility;

•	prepare certain environmental permit applications;

•	contract for third-party evaluation and validation of the technology;

•	contract for two third-party studies analyzing the pricing and market demand for our products;

•	pursue various environmental permits and licenses;

•	negotiate a long-term supply contract for source-separated organic waste;

•	garner public/community support;

•	develop markets for our products by meeting with distributors of organic products, wholesalers, and prior users of similar products;

•	sponsor growth and efficacy trials for products produced by the licensor;

•	issue our securities;

•	substantially complete construction on our Woodbridge facility;

•	make interest payments on our New Jersey Economic Development Bonds

•	acquire the assets of UOP and WRI;

•	perform initial upgrades to our Gonzales facility; and

•	fund administrative, sales, marketing, operations and development expenses.

These activities have been funded through a combination of contributions of capital by our founders, private sales of interests in our predecessor companies, and borrowings. Weston Solutions, Inc. contributed approximately $2.3 million in cash; ECAP, LLC, a boutique investment firm, of which William A. Gildea, a former director of the Company, is the managing member, contributed $300,000 in cash; and the balance came from borrowings of $250,000 in 2004 and again in 2005 from individual lenders at annual interest rates of 12% and 15%, respectively. Additional funding for the above activities came from proceeds of Bridge Loans of $1.8 million which were received in 2006 and subsequently repaid in 2007, and approximately $25.4 million of funding from our initial public offering of stock and the issuance of New Jersey Economic Development Bonds, both of which closed on February 16, 2007, along with a $4.5 million private financing agreement which closed on January 24, 2008 and various exercises of Class A Warrants which occurred during 2008 amounting to $11.3 million in cash receipts.

Construction and Start-up Period

We commenced plant operations at our Woodbridge facility in June 2008. We are processing liquid and solid waste and we are producing both liquid and solid fertilizer and soil enhancement products. Construction is still in process on certain aspects of the facility, mostly the installation of process control systems, and as of the filing of this report we are generating both tip fee and product sales revenue and although the plant is operating at less than full capacity, we expect the plant to be operating at 70% of full capacity by June 2009. We had budgeted approximately $14.6 million for the design, building, and testing of our facility, including related non-recurring engineering costs. The capital outlay of $14.6 million came from the $25.4 million raised by our initial public offering of stock and the issuance of New Jersey Economic Development Bonds, both of which closed on February 16, 2007 and does not include $4.6 million of lease financing provided by the New Jersey landlord.

The total cost of the plant is expected to exceed the estimate of $14.6 million by approximately $2.2 million (which does not include $4.6 million of lease financing). Also, we have purchased additional equipment, which will allow us to produce additional product, which is in high demand by the retail market. The estimated cost of this additional equipment is approximately $1.5 million. We have decided to incorporate the HTLC technology acquired from WRI into the Woodbridge facility. We estimate that these costs could be approximately $2.0 million, bringing the total plant cost to $20.3 million, not including lease financing. Installation of the HTLC technology and additional equipment was dependent on our ability to raise additional capital. When this did not occur, we began to seek extended payment terms with the construction vendors. (As of the filing date of this report, we have not negotiated revised payment terms with a majority of our construction vendors. This is further discussed in the liquidity and capital resources section). The purpose of adding the HTLC technology to the Woodbridge facility is two fold: first, we believe it will significantly lower operating costs, most notably utility costs as the need to evaporate significant amounts of liquid byproduct would no longer be necessary, and two, the non evaporated liquid by product can be used in the production process and sold as additional product.

Full-scale Operations

Full capacity at the Woodbridge facility would provide capacity of approximately 250 tons per day. As discussed above, we are in the process of completing additional upgrades to the Woodbridge facility, which are expected to be completed by June 2009, and which we believe will allow us to increase capacity at the facility to approximately 70% of full capacity. We have two revenue streams: (i) tip fees that in our potential markets range from $40 to $80 per ton, and (ii) product sales. Tip fees are paid to us to receive the organic waste stream from the waste hauler; the hauler pays us, instead of a landfill, to take the waste. If the haulers source separate and pay in advance, they will be charged tip fees that are up to 20% below market. As of the filing of this report we are accepting solid waste for processing, we are recording tip fee revenue, we are producing both solid and liquid product and we are recording solid and liquid product sales revenue.

Operations at the Gonzales facility began in February 2008, with the production of approximately 25 tons per day of liquid fertilizer. This output is presently being sold into the California agricultural market. Revenue for 2008 was approximately $1,525,000 from this facility and we have completed certain upgrades to the plant which allow us to accept solid food waste for processing. We have not completed the upgrades that allow us to produce a solid fertilizer product as we have delayed those enhancements due to cash flow restrictions.

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

We anticipate that our next facility will be located in Rhode Island. We have signed a ground lease with the Rhode Island Resource Recovery Corporation for a proposed facility in Johnston, Rhode Island. Other locations in Massachusetts, as well as other states, will be considered as determined by management.

In each contemplated market, we have started development activity to secure a facility location. We have also held preliminary discussions with state and local regulatory officials and raw material suppliers. We believe that this preliminary development work will allow us to develop and operate a third facility in the next 18 months subject to the availability of debt financing for which we have no current commitments. We believe we will be able to use much of the engineering and design work done for our Woodbridge facility for subsequent facilities, thus reducing both the time and costs associated with these activities. We expect to form a separate subsidiary for each facility to facilitate necessary bond financing and manage risk.

Trends and Uncertainties Affecting our Operations

We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. Furthermore our plan calls for raising additional debt and/or equity financing to construct additional operating facilities. Currently there has been a slow down in lending in both the equity and bond markets which may hinder our ability to raise the required funds.

Liquidity and Capital Resources

At December 31, 2008, we had total current assets of approximately $7.2 million consisting primarily of cash, restricted cash, and prepaid assets, and had current liabilities of approximately $9.5 million, consisting primarily of accounts payable, accrued expenses and notes payable leaving us with negative working capital of approximately $2.3 million. Non-current assets totaled $27.6 million and consisted primarily of restricted cash, construction in process and property and equipment. Non-current liabilities consist primarily of notes payable of $597,000 and bonds payable of $17,500,000 at December 31, 2008. We have an accumulated deficit at December 31, 2008 of approximately $26.6 million. Owners’ equity at December 31, 2008 was approximately $5.0 million. For 2008, we generated revenues from operations of approximately $1.5 million. Prior to 2008, the Company had no revenues.

We issued 1,800,000 Class A warrants as part of our initial public offering. We also issued an additional 293,629 Class A warrants and 375,000 Class A warrants as part of the February 16, 2007 and January 24, 2008 financings, respectively. The exercise price of each Class A warrant was $8.25 per share. In the first nine months of 2008, 756,000 of the Class A warrants were voluntarily exercised, providing us with approximately $6.1 million in cash. The remaining Class A warrants (1,029,609 from the initial public offering, 293,629 from the February 2007 financing, and 375,000 from the January 2008 financing) were redeemable at our option, at a redemption price of $0.25 per warrant. On September 16, 2008, we notified warrant holders that we were calling the Class A warrants for redemption, and unless the warrants were exercised prior to the redemption date, we would redeem them for $0.25 per warrant. We subsequently extended the redemption date to November 14, 2008. In connection with the redemption, we received proceeds of approximately $5.5 million upon the exercise of approximately 673,000 Class A warrants. The remaining Class A Warrants (approximately 1.0 million) were redeemed by us for $0.25 each and will no longer be exercisable into shares of common stock. The exercise of warrants under the Class A redemption call is now complete and will not generate any additional proceeds. Of the approximately, $11.3 million raised in 2008 from the exercise and redemption of the Class A Warrants, approximately $3.3 million remains as of December 31, 2008 and the remainder was used to finance operations, pay interest on debt, retire $300,000 of short term notes, finance sales and marketing efforts and pay some of the construction costs, upgrades and design changes at the Woodbridge facility.

We also issued 1,800,000 Class B warrants as part of our initial public offering, and 293,629 Class B warrants and 375,000 Class B warrants as part of the February 16, 2007 and January 24, 2008 financings, respectively, all of which have the same expiration date as the Class A warrants, which is February 16, 2012. The Class B warrants are not redeemable by the Company and, as such, we can provide no assurance that they will ever be exercised. The exercise price of the Class B Warrants is $11.00 per share, however, when the cumulative effect of the stock dividends is taken into consideration the exercise price is $7.48, or for each Class B warrant exercised at $11.00 we will issue 1.47 shares of common stock.

On March 6, 2009, we entered into an agreement with an investor to purchase a series of convertible term notes of up to $1,500,000 with a 10% original issue discount. The investor placed funds into escrow on March 10, 2009 to acquire $500,000 in principal amount of the convertible notes to be released upon receiving stockholder approval, and will acquire four additional $250,000 increments in principal amount of the note with the first increment occurring on the 30th day after receiving stockholder approval, and the remaining three increments monthly thereafter. Assuming we receive stockholder approval for the transaction, the series of convertible notes will provide us with $1,350,000 in gross proceeds. As additional consideration for the financing, we will issue the investor an aggregate of 1,713,307 Class B warrants in pro rata increments upon the issuance of each increment of the convertible notes.

On March 6, 2009, we also entered into an agreement with the holders of our $17.5 million of New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures on its New Jersey facility and to defer interest payments on the bonds thru July 30, 2009. As consideration for the release of the reserve funds, we issued the bond holders 2,284,409 Class B warrants.

Our current liabilities are greater than our current assets by approximately $2.2 million, of which $4.3 million of current liabilities is composed of the convertible debentures from the 2008 Financing which have a due date of July 24, 2009 and are convertible into shares of our common stock. As of March 27, 2009, approximately $1,593,000 in principal amount of the debentures has been converted into shares of common stock. We also have trade accounts payable of approximately $3.6 million of which approximately $2.8 million relates to construction at the Woodbridge facility. We expect this $2.8 million to increase to approximately $5.7 million by March 31, 2009. We will need to enter into agreements with the various construction vendors as we do not currently have the funds available to pay these amounts. If we are unable to come to agreements with our construction vendors, the vendors may attempt to take actions against us or the Woodbridge facility, which could result in interruptions to the operations of the Woodbridge facility, which would adversely effect our business results.

We currently have manufacturing capabilities in our Woodbridge and Gonzales facilities as a means to generate revenues, although neither facility is currently generating positive cash flow from operations. If the remaining $3.6 million of convertible debentures from our 2008 Financing is converted into shares of our common stock, we believe the release of the $2.0 million of escrowed funds by the holders of the NJEDA bonds, along with the cash from estimated sales from the Woodbridge and Gonzales facilities of at least $750,000 will provide us enough working capital until the upgrades to the Woodbridge facility is complete and until we hold a shareholder vote to allow an investor to purchase $1,500,000 of convertible term notes assuming we receive such approval and achieve the $750,000 sales level by May 31, 2009; provided that we are able to come to agreements with our construction vendors allowing us to delay payments to such vendors. If we obtain shareholder approval for the purchase of the convertible term notes but do not achieve the required sales level from Woodbridge and Gonzales we will need to seek additional sources of working capital. Currently we estimate that the monthly breakeven sales for the Gonzales and Woodbridge facilities is in the range of $600,000 to $750,000 and in addition our current cash requirement at the corporate level is in a range of $250,000 to $300,000 giving us a total monthly cash requirement in the range of $850,000 to $1,050,000. We plan to produce, at Gonzales and Woodbridge, sufficient product to generate sales in the range of $1,050,000 to $1,550,000. Cash for use as working capital at the corporate level would not be available from operations until we achieved such monthly breakeven sales levels. If shareholder approval is received for the issuance of the convertible notes we would have to achieve breakeven sales levels by July 31, 2009 or the proceeds of the notes would not be provide sufficient working capital for us to operate and if shareholder approval is not obtained and we do not achieve breakeven sales level we would not have sufficient working capital to operate past May 31, 2009. Based on 2009 sales as of the date of this report, we will need increase sales volumes to achieve such break even sales levels, and there is no assurance that we will be successfully in increasing sales volumes.

During this period of limited cash availability we plan to lower costs in the administrative areas of the company and to concentrate on production in both Woodbridge and Gonzales. In addition we will also have to curtail certain production and sales costs until sales orders begin to increase to the desired levels most notably we will have to limit the production of product to two variations of liquid and dry product and the desired sales level will have to be derived from those products.

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

Critical Accounting Policies and Estimates

Our plan of operation is based in part upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered. A summary of accounting policies that have been applied to the historical financial statements can be found in the notes to the consolidated financial statements.

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

The following is a brief discussion of our critical accounting policies and methods, and the judgments and estimates used by us in their application:

Revenue Recognition

In accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” (“SAB 104”) revenue is recognized when each of the following criteria is met:

Persuasive evidence of a sales arrangement exists;

Delivery of the product has occurred;

The sales price is fixed or determinable, and:

Collectability is reasonably assured.

In those cases where all four criteria are not met, the Company defers recognition of revenue until the period these criteria are satisfied. Revenue is generally recognized upon shipment.

Share-Based Compensation

We account for equity instruments exchanged for services in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” Under the provisions of SFAS No. 123R, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period. Stock options granted in 2008 were calculated at the date of grant using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.52%; no dividend yield; expected volatility factor of 52.3%; and an expected term of five years. The fair value for the 10,000 immediately vesting stock options granted in 2007 was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions; risk-free interest rate of 4.9%; no dividend yield; expected volatility factor of 16.9%; and an expected term of five years. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as the results of our operations and other economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

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

Other long-lived assets, such as identifiable intangible assets, are amortized over their estimated useful lives. These assets are reviewed for impairment whenever events or circumstances provide evidence that suggests that the carrying amount of the assets may not be recoverable, with impairment being based upon an evaluation of the identifiable undiscounted cash flows. If impaired, the resulting charge reflects the excess of the assets’ carrying cost over its fair value. As described above, there is inherent subjectivity involved in estimating future cash flows, which can have a significant impact on the amount of any impairment. Also, if market conditions become less favorable, future cash flows (the key variable in assessing the impairment of these assets) may decrease and as a result we may be required to recognize impairment charges in the future. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as the results of our operations and other economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

Capitalization of Interest Costs

We have capitalized interest costs, net of certain interest income, in accordance with Statement of Financial Accounting Standards No. 62, “Capitalization of Interest Cost Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants,” related to its New Jersey Economic Development Authority Bonds in the amount of $1,077,689 and $403,573 as of December 31, 2008 and December 31, 2007, respectively. Capitalized interest costs during the construction phase are included in construction in progress on the consolidated balance sheets.

Construction-in-Progress

Construction-in-progress includes amounts incurred for construction costs, equipment purchases and capitalized interest costs for items still under construction related to the construction of the Company’s Woodbridge facility.

Restricted Cash

As of December 31, 2008, we had remaining approximately $2,608,000 of restricted cash as required by our bond agreement. This cash was raised by the Company in its initial public offering and bond financing, both of which closed on February 16, 2007, and is set aside in three separate accounts consisting of $34,000 for the construction of the Woodbridge facility, $8,000 for the working capital requirements of the Woodbridge subsidiary while the facility is under construction and $2,028,000 in reserve for bond principal and interest payments along with a reserve for lease payments. In March 2009, the bondholder released $2,000,000 of these restricted funds for the Company to use and therefore we have classified cash as a current asset on our balance sheet as of December 31, 2008. The Company has classified this restricted cash as non-current to the extent that such funds are to be used to acquire non-current assets or are to be used to service non-current liabilities. Third party trustee approval is required for disbursement of all restricted funds.

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

Results of Operations

For the period from inception (May 3, 2003) until December 31, 2007, we were a development stage company with no revenues. We began to earn revenues from our Gonzales and Woodbridge facilities during 2008, and production has begun at our Woodbridge facility and therefore we are no longer reporting as a development stage company.

During the year ended December, 2008, we had sales of approximately $1.5 million compared to $0 for the same period in 2007. During 2008 we had cost of goods sold of approximately $2 million, leaving a negative gross margin of approximately $433,000 compared to $0 cost of goods sold and $0 gross margin for the same period in 2007. The sales and negative gross margins were derived primarily from both our Gonzales and Woodbridge facilities. The negative gross margin was generated in the third and fourth quarters and is further explained below. We expect the gross margin to improve in the future as we increase production and expand our sales efforts into more profitable markets. Of the $433,000 negative gross margin in the year ended December 31, 2008, approximately $275,000 was generated at our Gonzales facility due to lower than expected sales volume and higher than anticipated production and transportation costs, and approximately $158,000 in negative gross margin was generated at our Woodbridge facility due to low sales volume and the start-up nature of the facility.

We incurred operating expenses of approximately $10.3 million and $3.7 million for the year ended December 31, 2008 and 2007, respectively. The principal components of the $6.6 million increase in operating expenses is an increase in general and administrative expenses of $6.3 million (due mainly to an increase in general and administrative expenses of $1.4 million for additional personnel and other costs associated with the start-up of the New Jersey facility, $829,000 in additional expenses associated with the California facility, $500,000 in additional personnel at the corporate offices, $290,000 in expense related to the issuance of stock for remuneration for services rendered, $200,000 in professional fees relating to private placement financing, $150,000 relating to recognition of liquidated damages associated with the private placement financing, an additional $200,000 in amortization of intangible assets acquired from UOP and WRI and $2.3 million recognized as compensation expense upon the issuance of employee stock options as calculated using the Black-Scholes pricing model), offset by a $350,000 reduction in research and development costs.

Interest expense for the years ended December 31, 2008 and 2007 was $5.8 and $1.2 million, respectively. The increase is due to the interest payments on the convertible debentures issued in the 2008 Financing described herein; amortization of the original issue discount on the convertible debentures issued in the 2008 Financing; and amortization of the discount related to the beneficial conversion feature of the convertible debentures issued in the 2008 Financing and other convertible debt. Interest income was $290,000 in the year ended December 31, 2008 and $824,000 for the same period in 2007. The decrease is due to our declining balances in restricted cash.

Amortization of other intangible assets expense was $399,000 for the year ended December 31, 2008 and $62,000 during the same period in 2007. The increase is due to amortization of costs associated with the convertible debentures issued in the 2008 Financing, which are being amortized over the life of the loan.

For the year ended December 31, 2008, net loss was $16.2 million compared to $4.1 million for the same period in 2007. The increase in net loss primarily represents the effects of the increase in our operating costs and interest expense, as discussed above.

As of December 31, 2008, we had current assets of approximately $7.2 million compared to $3.2 million as of December 31, 2007. Our total assets were approximately $32.6 million as of December 31, 2008 compared to approximately $22.2 million as of December 31, 2007. The majority of the increase in both current and total assets from December 31, 2007 to December 31, 2008 is due to receipt of approximately $11.3 million in cash from the voluntary exercise of our Class A warrants and $3.0 million in net assets acquired with our acquisitions of UOP and WRI.

As of December 31, 2008, we had current liabilities of approximately $9.5 million compared to $2.5 million at December 31, 2007. This significant increase is due largely to the convertible debentures issued in the 2008 Financing, net of discounts of $230,000 and loans issued in association with our acquisitions of UOP and WRI and an increase in accounts payable to construction related vendors. In addition, we had long-term liabilities of approximately $18.1 million as of December 31, 2008 as compared to $17.6 million at December 31, 2007. This increase is primarily due to the issuance of long term notes payable in association with our acquisition of UOP and WRI.

For the twelve months ended December 31, 2008 we had negative cash flow from operating activity of approximately $7.3 million, comprising primarily loss from operations offset by certain non-cash items such as depreciation, amortization of deferred financing fees and amortization of discounts on private financing, $2.3 million in expense associated with the grant of stock options and an increase in accounts payable and accrued expenses. We also had negative cash flow from investing activities of $4.7 million, primarily related to the purchase of UOP assets and construction at the New Jersey facility, offset by the release of restricted cash set aside for that purpose. The negative cash flow from both operating and investing activities was offset by approximately $15 million in positive cash flow from financing activities comprising approximately $11.3 million from the exercise of warrants, and $3.7 million from the proceeds of the January 2008 private financing.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

CONVERTED ORGANICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Converted Organics Inc.

We have audited the accompanying consolidated balance sheets of Converted Organics Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in owners’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Converted Organics Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of approximately $16.2 million during the year ended December 31, 2008, has a working capital deficiency as of December 31, 2008 and an accumulated deficit of approximately $26.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  CCR LLP
Glastonbury, Connecticut
March 27, 2009

Item 8.	Financial Statements

CONVERTED ORGANICS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,357,940	$287,867
Restricted cash	2,547,557	2,590,053
Accounts receivable, net	313,650	—
Inventories	289,730	—
Prepaid rent	389,930	190,600
Other prepaid expenses	73,937	40,282
Deposits	141,423	—
Other receivables	94,250	55,450
Deferred financing and issuance costs, net	22,042	—

Total current assets	7,230,459	3,164,252

Deposits	912,054	554,978
Restricted cash	60,563	12,006,359
Property and equipment, net	19,725,146	—
Construction-in-progress	974,900	4,947,067
Capitalized bond costs, net	862,010	909,679
Intangible assets, net	2,852,876	585,750
Deferred financing and issuance costs, net	—	8,642

Total assets	$32,618,008	$22,176,727

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Term notes payable — current	$89,170	$375,000
Accounts payable	3,583,030	898,270
Accrued compensation — officers, directors and consultants	430,748	397,781
Accrued legal and other expenses	164,620	199,261
Accrued interest	601,166	630,890
Convertible notes payable, net of unamortized discount	4,602,660	—
Mortgage payable, current	3,006	—

Total current liabilities	9,474,400	2,501,202

Term note payable, net of current portion	—	89,170
Mortgage payable, net of current portion	245,160	—
Convertible note payable, net of current portion	351,516	—
Bonds payable	17,500,000	17,500,000

Total liabilities	27,571,076	20,090,372

COMMITMENTS AND CONTINGENCIES	—
OWNERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 40,000,000 shares; 7,431,436 and 4,229,898 shares issued and outstanding at December 31, 2008 and December 31, 2007	743	423
Additional paid-in capital	31,031,647	12,460,357
Member’s equity	619,657	—
Accumulated deficit	(26,605,115)	(10,374,425)

Total owners’ equity	5,046,932	2,086,355

Total liabilities and owners’ equity	$32,618,008	$22,176,727

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2008	2007

Revenues	$1,547,981	$—
Cost of goods sold	1,981,084	—

Gross loss	(433,103)	—
Operating expenses
General and administrative expenses	9,309,976	3,009,678
Research and development	375,267	648,664
Amortization of license and intangible assets	263,387	16,500

Loss from operations	(10,381,733)	(3,674,842)

Other income/(expenses)
Interest income	290,125	824,466
Other income	146,677	—
Amortization of capitalized costs	(399,269)	(62,429)
Interest expense	(5,834,898)	(1,171,207)

	(5,797,365)	(409,170)

Loss before provision for income taxes	(16,179,098)	(4,084,012)
Provision for income taxes	—	—

Net loss	(16,179,098)	(4,084,012)

Net loss per share, basic and diluted	$(2.70)	(0.87)

Weighted average common shares outstanding	5,985,017	4,716,378

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN OWNERS’ EQUITY (DEFICIT)
Years Ended December 31, 2008 and 2007

	Common Stock					Total
	Shares Issued		Additional			Owners’
	and		Paid-in	Member’s	Accumulated	Equity
	Outstanding	Amount	Capital	Equity	Deficit	(Deficit)

Balance, December 31, 2006	1,333,333	$133	$4,113,385	$—	$(6,290,413)	$(2,176,895)
Issuance of common stock and warrants in connection with the Company’s initial public offering, net of issuance costs of $1,736,715	1,800,000	180	8,163,105	—	—	8,163,285
Common stock and warrants issued in connection with bridge units	293,629	29	(29)	—	—	—
Common stock issued in connection with extension of bridge financing	55,640	6	178,042	—	—	178,048
Issuance of stock options	—	—	5,929	—	—	5,929
Stock dividends	747,296	75	(75)	—	—	—
Net loss	—	—	—	—	(4,084,012)	(4,084,012)

Balance, December 31, 2007	4,229,898	423	12,460,357	—	(10,374,425)	2,086,355
Consolidation of variable interest entity	—	—	—	23,965	—	23,965
Common stock issued upon exercise of warrants	1,780,506	178	11,435,476	—	—	11,435,654
Common stock issued upon exercise of options	143,000	14	536,236	—	—	536,250
Common stock issued for services rendered	45,480	5	212,614	—	—	212,619
Warrants issued in connection with financings, net of cancellations	—	—	1,113,750	—	—	1,113,750
Beneficial conversion features on convertible notes	—	—	2,943,386	—	—	2,943,386
Stock dividends	1,232,552	123	(123)	—	—	—
Issuance of stock options	—	—	2,329,951	—	—	2,329,951
Member’s contributions	—	—	—	544,100	—	544,100
Net income (loss)	—	—	—	51,592	(16,230,690)	(16,179,098)

Balance, December 31, 2008	7,431,436	$743	$31,031,647	$619,657	$(26,605,115)	$5,046,932

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,179,098)	$(4,084,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Consolidation of variable interest entity	6,164	—
Amortization of intangible asset — license	16,500	16,500
Amortization of other intangible assets	246,887	—
Amortization of capitalized bond costs	47,669	43,696
Amortization of deferred financing fees	331,600	18,733
Depreciation and amortization of property and equipment	411,843	—
Amortization of beneficial conversion features	2,712,009	—
Amortization of discounts on private financing	1,563,750	—
Stock option compensation expense	2,329,951	5,929
Stock issued for services rendered	212,619	—
Forgiveness of debt and accrued interest	(146,677)	—
Loss on sale of fixed asset	176	—
Stock issued for extension of bridge financing	—	178,048
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(284,948)	—
Inventories	(278,616)	—
Prepaid expenses and other current assets	(242,983)	(144,329)
Other assets	(38,800)	—
Deposits	(507,500)	(350,000)
Increase (decrease) in:
Accounts payable and other accrued expenses	2,425,206	71,191
Accrued compensation — officers, directors and consultants	32,967	97,781
Accrued interest	(8,048)	488,271
Other	25,000	—

Net cash used in operating activities	(7,324,329)	(3,658,192)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	11,988,292	6,050,199
Cash paid for acquisitions	(1,500,000)	—
Purchase of property and equipment	(14,233,823)	—
Proceeds from sale of fixed assets	24,000	—
Capitalized interest	(72,438)	(403,572)
Construction costs	(902,462)	(4,543,495)
Restrictions of cash	—	(20,646,611)
Deposit on license	—	(139,978)

Net cash used in investing activities	(4,696,431)	(19,683,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of warrants	11,435,654	—
Proceeds from private financing, net of original issue discount	3,715,000	—
Net proceeds from exercise of options	536,250	—
Member’s contributions	544,100	—
Payments made for deferred issuance costs	—	(42,916)
Payments made on mortgage payable	(6,124)	—
Repayment of term notes issued for acquisition	(814,447)	—
Net proceeds from bond financing	—	16,546,625
Net proceeds from initial public offering of stock	—	8,859,784
Proceeds from term notes	—	89,170
Repayment of term notes	(250,000)	(125,000)
Repayment of demand notes	(69,600)	(250,000)
Repayment of bridge loan	—	(1,515,000)

Net cash provided by financing activities	15,090,833	23,562,663

NET INCREASE IN CASH	3,070,073	221,014
CASH AND CASH EQUIVALENTS, beginning of period	287,867	66,853

CASH AND CASH EQUIVALENTS, end of period	$3,357,940	$287,867

Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,864,622	$908,456
Non-cash financing activities:
Financing costs paid from proceeds of private financing	$335,000	$—
Issuance costs paid from proceeds of initial public offering	—	1,040,216
Issuance costs paid from proceeds of bond financing	—	953,375
Beneficial conversion discount on convertible notes	2,943,386	—
Warrants issued in connection with financing	1,113,750	—

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	NATURE OF OPERATIONS

Converted Organics Inc. (the “Company”) uses food and other waste as a raw material to manufacture, sell and distribute all-natural soil amendment products combining disease suppression and nutrition characteristics. The Company transitioned from a development stage company to an operating company in the second quarter of 2008 as operations commenced and the Company has approximately $1.5 million in revenue for the year ended December 31, 2008. The Company’s revenues come from two sources: tip fees and product sales. Waste haulers pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors, and hospitality venues such as hotels, restaurants, convention centers and airports. Revenue also comes from the sale of the Company’s fertilizer products. The Company’s products possess a combination of nutritional, disease suppression and soil amendment characteristics.

Converted Organics of California, LLC, (“California”) a California limited liability company and wholly-owned subsidiary of the Company, was formed when the Company acquired the assets of United Organics Products, LLC. The California plant is located in Gonzales, California, in the Salinas Valley. California produces approximately 25 tons of organic fertilizer per day, and sells primarily to the California agricultural market. The California facility employs a proprietary method called High Temperature Liquid Composting (“HTLC”). The facility is currently being upgraded to expand its capacity and to enable it to accept larger amounts of food waste from waste haulers, thereby increasing tip fee revenue.

The Company’s second facility, located in Woodbridge, New Jersey (“Woodbridge”), is designed to service the New York-Northern New Jersey metropolitan area. The Company constructed this facility and it became partially operational in the second quarter of 2008. Converted Organics of Woodbridge, LLC, a New Jersey limited liability company and wholly owned subsidiary of the Company, was formed for the purpose of owning, constructing and operating the Woodbridge, New Jersey facility.

Converted Organics of Rhode Island, LLC (“Rhode Island), a Rhode Island limited liability company and subsidiary of the Company, was formed for the purpose of developing a facility at the Rhode Island central landfill.

NOTE 2 —	MANAGEMENT’S PLAN OF OPERATION

The Company currently has manufacturing capabilities in its Woodbridge and Gonzales facilities as a means to generate revenues and cash, although neither facility is currently generating positive cash flow from operations. If the remaining $3.6 million of convertible debentures from the Company’s 2008 Financing is converted into shares of common stock, the Company believes the release of $2.0 million of escrowed funds by the holders of the NJEDA bonds (Note 18), along with the cash from estimated sales from the Woodbridge and Gonzales facilities will provide enough working capital until the upgrades to the Woodbridge facility are complete and until the Company holds a shareholder vote to allow an investor (Note 18) to purchase $1,500,000 of convertible term notes assuming they receive such approval and achieve the $750,000 sales level by May 31, 2009; and provided that the Company is able to come to agreements with its construction vendors allowing them to delay payments to such vendors. If the Company obtains shareholder approval for the purchase of the convertible term notes but does not achieve the required sales level from Woodbridge and Gonzales, the Company will need to seek additional sources of working capital. Currently the Company estimates that the monthly breakeven sales for the Gonzales and Woodbridge facilities is in the range of $600,000 to $750,000 and in addition current cash requirement at the corporate level is in a range of $250,000 to $300,000 per month for a total monthly cash requirement in the range of $850,000 to $1,050,000. The Company plans to produce, at Gonzales and Woodbridge, sufficient product to generate sales in the range of $1,050,000 to $1,550,000. Cash for use as working capital at the corporate level would not be available from operations until the Company achieved such monthly breakeven sales levels. If shareholder approval is received for the issuance of the convertible notes the Company would have to achieve breakeven sales levels by July 31, 2009 or the proceeds of the notes would not provide sufficient working capital for operations and if shareholder approval is not obtained and breakeven sales levels are not achieved, the Company will not have sufficient working capital to operate past May 31, 2009. Based on 2009 sales as of the date of this report, the

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	MANAGEMENT’S PLAN OF OPERATION — Continued

Company will need to increase sales volumes to achieve such break even sales levels, and there is no assurance that such efforts will be successful.

During this period of limited cash availability the company plans to lower costs in the administrative areas and to concentrate on production in both Woodbridge and Gonzales. In addition they will also have to curtail certain production and sales costs until sales orders begin to increase to the desired levels; most notably, the Company will have to limit the production of product to two variations of liquid and dry product and the desired sales level will have to be derived from those products.

The Company does not have any commitments for additional equity or debt funding and there is no assurance that capital in any form would be available and, if available, on terms and conditions that are acceptable. Moreover, the Company is not permitted to borrow any future funds unless they obtain the consent of the bondholders of the New Jersey Economic Development Bond. The Company has obtained such consent for prior financing, but there is no guarantee that they can obtain such consent in the future.

NOTE 3 —	SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the transactions and balances of Converted Organics Inc. and its subsidiaries, Converted Organics of Woodbridge, LLC, Converted Organics of California, LLC, and Converted Organics of Rhode Island, LLC. The transactions and balances of Valley Land Holdings, LLC, a variable interest entity, have also been consolidated therein. All intercompany transactions and balances have been eliminated in consolidation.

DEVELOPMENT STAGE COMPANY

Until the second quarter of 2008, the Company was a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it had no principal operations or significant revenue. During the second quarter of 2008, the Company’s California facility was operating near capacity and recognized revenue from the sale of its product. Also during the second quarter of 2008, the tip floor of the New Jersey facility commenced operations and began to accept food waste on a limited basis. During the second half of 2008, operations have increased at both facilities, and the Company is no longer a development stage company.

VARIABLE INTEREST ENTITY

The consolidated financial statements include Valley Land Holdings, LLC (“VLH”), as VLH has been deemed to be a variable interest entity of the Company as it is the primary beneficiary of that variable interest entity following the acquisition of the net assets of United Organic Products, LLC (Note 4). VLH’s assets and liabilities consist primarily of cash, land and a mortgage note payable on the land on which the California facility is located. Its operations consist of rental income on the land from the Company and related operating expenses. VLH’s activities support the operations of the California facility and do not have sufficient equity at risk to remain viable without the support of the Company.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	SIGNIFICANT ACCOUNTING POLICIES — Continued

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with an original maturity date of three months or less from the date of purchase to be cash equivalents. The Company had cash equivalents of $534,800 and $0 at December 31, 2008 and December 31, 2007, respectively, consisting of certificates of deposit. These certificates of deposit are held by VLH.

RESTRICTED CASH

As of December 31, 2008 and 2007, the Company had remaining approximately $2,608,000 and $14,596,000, respectively, of cash which is restricted under its bond agreement (Note 11). This cash was raised by the Company in its initial public offering and bond financing on February 16, 2007 and is set aside in three separate accounts at December 31, 2008 and 2007, consisting of $34,000 and $10,032,000, respectively, for the construction of the Woodbridge operating facility; $8,000 and $1,541,000, respectively, for the working capital requirements of the Woodbridge subsidiary while the facility is under construction; and $2,566,000 and $3,023,000, respectively, in reserve for bond principal and interest payments along with a reserve for lease payments. The Company has classified this restricted cash as non-current to the extent that such funds are to be used to acquire non-current assets or are to be used to service non-current liabilities. Third party trustee approval is required for disbursement of all restricted funds. Subsequent to December 31, 2008, $2,000,000 of the restricted cash was made available to the Company for use other than its restricted purpose (Note 18).

ACCOUNTS RECEIVABLE

Accounts receivable represents balances due from customers, net of applicable reserves for doubtful accounts. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date. At December 31, 2008, an allowance for doubtful accounts of $16,000 has been established against certain receivables that management has identified as uncollectible. A charge of $16,000 is reflected in the consolidated statements of operations for the year ended December 31, 2008. There was no allowance for doubtful accounts deemed necessary at December 31, 2007.

INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined by the first in, first out method. Inventory consists primarily of raw materials, packaging materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves at December 31, 2008 and December 31, 2007.

PREPAID RENT

The Company has recorded prepaid rent on its consolidated balance sheets which represents the difference between actual lease rental payments made as of December 31, 2008 and 2007 and the straight line rent expense recorded in the Company’s consolidated statements of operations for the years then ended relating to the Company’s facilities in Woodbridge, New Jersey and Gonzales, California.

DEPOSITS

The Company has made deposits totaling $415,000 for its Woodbridge facility in accordance with the terms of that lease and has made a deposit of $139,986 for a license at its planned Rhode Island facility. The Gonzales facility has deposits on equipment of $346,668. The Company has various security deposits relating to operating leases of $10,400. These amounts are recorded as noncurrent assets on the Company’s consolidated balance sheets. The

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	SIGNIFICANT ACCOUNTING POLICIES — Continued

Company also has made deposits on packaging materials ordered for product to be manufactured in its New Jersey facility of $141,423, which is recorded as a current asset on the Company’s consolidated balance sheets.

CONSTRUCTION-IN-PROGRESS

Construction-in-progress on the consolidated balance sheets includes amounts incurred for construction costs, equipment purchases and capitalized interest costs related to the construction of the Company’s Woodbridge, New Jersey facility, and expansion of its Gonzales, California plant that have not yet been placed in service.

INTANGIBLE ASSETS — LICENSE AND OTHER INTANGIBLES

The Company accounts for its intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that intangible assets with finite lives, such as the Company’s license, be capitalized and amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such reviews are based on a comparison of the asset’s undiscounted cash flows to the recorded carrying value of the asset. If the asset’s recorded carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, the asset is written down to its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. No impairment charges were deemed necessary during the years ended December 31, 2008 and 2007.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of 7 to 20 years.

DEFERRED FINANCING AND ISSUANCE COSTS

In connection with the private financing arrangement of January 24, 2008, the Company incurred legal and placement fees of $345,000, $10,000 of which was paid in the year ended December 31, 2007, and $335,000 of which was paid from the proceeds of the loan. These fees are being amortized over one year. Amortization expense totaled $322,958 during the year ended December 31, 2008 related to these costs.

CAPITALIZED BOND COSTS

In connection with its $17.5 million bond financing on February 16, 2007, the Company has capitalized bond issuance costs of $953,375 and is amortizing these costs over the life of the bond. Amortization expense of $47,669 and $43,696 was recorded during the years ended December 31, 2008 and 2007, respectively, related to these bond issuance costs.

REVENUE RECOGNITION

In accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” (“SAB 104”) revenue is recognized when each of the following criteria is met:

•	Persuasive evidence of a sales arrangement exists;

•	Delivery of the product has occurred;

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	SIGNIFICANT ACCOUNTING POLICIES — Continued

•	The sales price is fixed or determinable, and:

•	Collectability is reasonably assured.

In those cases where all four criteria are not met, the Company defers recognition of revenue until the period these criteria are satisfied. Revenue is generally recognized upon shipment.

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

INCOME TAXES

Deferred income taxes are computed in accordance with SFAS No. 109, “Accounting for Income Taxes” and reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company establishes a valuation allowance if it believes that it is more likely than not that some or all of the deferred tax assets will not be realized (see Note 14).

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the I.R.S. or any states in connection with income taxes. The periods from inception through 2008 remain open to examination by the I.R.S. and state authorities.

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

FAIR VALUE MEASUREMENTS

The Company has partially implemented SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and financial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, expands disclosure about fair value measurements and is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	SIGNIFICANT ACCOUNTING POLICIES — Continued

does not increase the use of fair value measurement. The Company has determined that none of its financial assets or liabilities are measured at fair value on a recurring basis therefore the disclosures required by SFAS No. 157 do not currently apply. With regard to nonfinancial assets and liabilities which are not recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), the standard is effective for fiscal years beginning after November 15, 2008. The major categories of assets and liabilities that have not been measured and disclosed using SFAS No. 157 fair value guidance are property and equipment in certain circumstances and goodwill.

ACCOUNTING STANDARDS NOT YET ADOPTED

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not elected to measure any financial assets or liabilities at fair value, and therefore, the consolidated financial statements were not affected by adoption of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The objective of this Statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The Company anticipates that the adoption of SFAS No. 160 will not have a significant impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS No. 141R), which changes how business acquisitions are accounted for. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. SFAS No. 141R is effective for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities with a view toward improving the transparency of financial reporting and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company anticipates that the adoption of SFAS No. 161 will not have a significant impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other accounting principles generally accepted in the United States of America. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise; and

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	SIGNIFICANT ACCOUNTING POLICIES — Continued

shall be effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is currently evaluating this new FSP and anticipates that it will not have a significant impact on the consolidated financial statements.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the Company’s diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for each of the years ended December 31, 2008 and 2007.

PROFIT SHARING PLAN

In November 2007, the Company instituted a 401(k) plan for its employees. The plan allows for employees to have a pretax deduction of up to 15% of pay set aside for retirement. The plan also allows for a Company match and profit sharing contribution. As of December 31, 2008 and 2007, the Company has not provided a match of employee contributions nor did the Company contribute a profit sharing amount to the plan.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

SEGMENT REPORTING

The Company has no reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

NOTE 4 —	ACQUISITIONS

On January 24, 2008, the Company acquired the assets, including the intellectual property, of Waste Recovery Industries, LLC of Paso Robles, CA. This acquisition allows the Company to be the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short term note that matured on May 1, 2008 and was repaid on that date. Interest on that note was payable monthly. In addition, the purchase price provides for future contingent payments of $5,500 per ton of capacity, when and if additional tons of waste-processing capacity are added to the Company’s existing current or planned capacity, using the acquired technology.

In addition, Waste Recovery Industries, LLC had begun discussion with a third party (prior to the Company acquiring it) to explore the possibility of building a facility to convert fish waste into organic fertilizer using the HTLC technology. The Company has completed those negotiations and has entered into an agreement with Pacific Choice Seafoods whereby the Company will be required to pay 50% of the Company’s profits (as defined) to the former owner, that are earned from the facility. The contingent profit-sharing payments under this agreement will be accounted for as expenses of the appropriate period, in accordance with EITF 95-8, “Accounting for Contingent

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	ACQUISITIONS — Continued)

Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination.” If the Company becomes obligated to make certain technology payments under its purchase agreement with WRI, the Company estimated that no such payments will be payable in the twelve months following the acquisition. Payments, if any, after that will be expensed as incurred. The maximum payment due under these arrangements is $7,000,000, with no minimum.

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

The allocation of the purchase price based on the appraisal is as follows:

Inventories	$11,114
Accounts receivable	28,702
Technological know-how	271,812
Trade name	228,188
Existing customer relationships	2,030,513
Building	111,584
Equipment and machinery	543,000
Assumption of liabilities	(224,913)

Total allocation of purchase price	$3,000,000

The assets acquired from UOP were valued separately from the assets acquired from WRI. The sum of the amounts assigned to assets acquired and liabilities assumed did exceed the cost of the acquired assets. The excess was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired noncurrent assets, including intangibles.

The unaudited supplemental pro forma information discloses the results of operations for the current year and for the preceding year as though the business combination had been completed as of the beginning of the year reported on.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	ACQUISITIONS — Continued)

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

	Twelve months ending December 31,
	2008	2007

Revenues (in thousands)	$1,548	$1,423
Net loss (in thousands)	16,269	(4,889)
Net loss per share — basic and diluted	(2.72)	(1.04)
Current assets (in thousands)	7,230	5,410
Total assets (in thousands)	32,618	28,278
Current liabilities (in thousands)	(9,474)	(7,570)
Total liabilities (in thousands)	(27,571)	(25,070)
Total equity (deficit) (in thousands)	5,047	3,208

NOTE 5 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to a concentration of credit risk are cash, including restricted cash, and accounts receivable. Currently, the Company maintains its cash accounts with balances in excess of the federally insured limits. The Company mitigates this risk by selecting high quality financial institutions to hold such cash deposits. At December 31, 2008 and 2007, the Company’s cash balances on deposit exceeded federal depository insurance limits by approximately $5,812,000 and $14,500,000.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make such payments, additional allowances may be required. An increase in allowances for customer non-payment would increase the Company’s expenses during the period in which such allowances are made. Based upon the Company’s knowledge at December 31, 2008 and 2007, a reserve for doubtful accounts was recorded of approximately $16,000 and $0, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, “Fair Value of Financial Instruments”, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amount of the Company’s financial instruments consisting of cash, accounts receivable, inventories, accounts payable, and accrued expenses approximate their fair value because of the short maturity of those instruments. The fair value of the Company’s convertible notes payable, term notes payable and New Jersey Economic Development Authority Bonds were estimated by discounting the future cash flows using current rates offered by lenders for similar borrowings with similar credit ratings. The fair value of the company’s convertible notes payable is estimated to approximate its carrying value. The fair value of the term notes payable and the New Jersey Economic Development Authority bonds approximate their carrying value. The Company’s financial instruments are held for other than trading purposes.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	FAIR VALUE OF FINANCIAL INSTRUMENTS — Continued

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The standard specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (also referred to as observable inputs). In accordance with SFAS No. 157, the following summarizes the fair value hierarchy:

•	Level 1 — Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 — Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 — prices or valuations that require inputs that are unobservable.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The Company’s financial assets and liabilities that are reported at fair value in the accompanying consolidated balance sheets as of December 31, 2008 were as follows:

				Balance at
				December 31,
Assets	Level 1	Level 2	Level 3	2008

Certificate of deposit	$—	$534,821	—	$534,821

The Company does not have any fair value measurements using quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of December 31, 2008.

NOTE 6 —	INVENTORIES

The Company’s inventories consisted of the following at December 31:

	2008	2007

Finished goods	$214,053	$—
Raw materials	18,785	—
Packaging materials	56,892	—

Total inventories	$289,730	$—

NOTE 7 —	CONSTRUCTION-IN-PROGRESS

The Company is currently constructing an operating facility in Woodbridge, New Jersey. The funds for construction of this plant came from the issuance of New Jersey Economic Development Bonds on February 16, 2007 and a condition of this bond offering was that the Company place in trust approximately $14 million to be used for plant construction and associated equipment purchases. As of December 31, 2007, the Company has incurred approximately $4.9 million in plant construction costs, equipment purchases and capitalized interest costs. The Company has recorded those costs as construction-in-progress on its consolidated balance sheets as of December 31,

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	CONSTRUCTION-IN-PROGRESS — Continued

2007. At the end of the second quarter of 2008, portions of the Woodbridge facility became operational and certain fixed assets were placed in service commencing June 30, 2008. During the remainder of 2008, approximately $19 million in assets were transferred from Construction-in-Progress to Leasehold Improvements and Machinery and equipment accounts and depreciation commenced on those assets placed in service.

NOTE 8 —	PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31 consisted of the following:

	2008	2007

Land and improvements	$357,692	$—
Building and improvements	5,754,163	—
Machinery and equipment	13,968,134	—
Vehicles	42,570	—
Office equipment and furniture	7,837	—

	20,130,396	—
Less: Accumulated depreciation and amortization	(405,250)	—

Property and equipment, net	$19,725,146	$—

Depreciation and amortization of property and equipment totaled $411,843 and $0 for the years ended December 31, 2008 and 2007, respectively.

NOTE 9 —	DEFERRED AND CAPITALIZED COSTS

DEFERRED FINANCING AND OFFERING COSTS

In connection with its initial public offering (IPO) on February 16, 2007, the Company incurred issuance costs totaling $1,736,715. The Company had previously capitalized issuance costs, consisting of underwriting, legal and accounting fees and printing costs cumulatively totaling $696,499 in anticipation of its initial public offering. The Company also incurred additional issuance costs of $1,040,216 that was paid from the proceeds of the initial public offering. The total issuance costs of $1,736,715 have been netted against the $9.9 million of gross proceeds of the IPO in the statements of changes in owners’ equity (deficit).

In connection with its repayment of the bridge notes, the Company paid to the bridge lender a Letter of Credit fee of $27,375. The fee has been recorded as a deferred financing fee to be amortized over the term of the Letter of Credit. The Letter of Credit was nullified by the Company’s borrowing of funds from a private investor in January, 2008. Amortization of these deferred financing fees totaled $8,642 and $18,733 for the years ended December 31, 2008 and 2007, respectively.

In connection with its private financing in January of 2008, the Company incurred fees of $345,000 which were capitalized and which are being amortized over the one year term of the loan. Amortization expense associated with these fees of $322,958 was recorded during the year ended December 31, 2008.

CAPITALIZED BOND COSTS

In connection with its $17.5 million bond financing on February 16, 2007, the Company has capitalized bond issuance costs of $953,375 and is amortizing those costs over the life of the bond. Amortization of capitalized bond issuance costs totaled $47,669 and $43,696 for the years ended December 31, 2008 and 2007, respectively.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	INTANGIBLE ASSETS

Pursuant to a license agreement with an effective date of July 15, 2003 and amended effective February 9, 2006, by and between the Company and International Bio-Recovery Corporation (“IBRC”), the Company entered into an exclusive license to use IBRC’s Enhanced Autogenous Thermophylic Aerobic Digestion process (EATAD) technology for the design, construction and operation of facilities for the conversion of food waste into solid and liquid organic material. The license is recorded at its acquisition cost of $660,000 less accumulated amortization of $90,750 and $74,250 as of December 31, 2008 and 2007, respectively. Amortization is provided using the straight-line method over the life of the license. Amortization expense for the years ended December 31, 2008 and 2007 was $16,500 and $16,500, respectively. The Company expects the license’s annual amortization expense to be $16,500 until fully amortized at the end of the 40 year license period.

The Company is obligated to pay IBRC an aggregate royalty equal to nine percent of the gross revenues from the sale of product produced by the Woodbridge facility. The Company will begin to pay royalties during the first quarter of 2009, as product sales commenced during that quarter. The Company is also obligated to purchase IBRC’s patented macerators and shearators as specified by or supplied by IBRC or Shearator Corporation for use at the Woodbridge facility.

In addition, the Company paid a non-refundable deposit of $139,978 to IBRC in 2007 on a second plant licensing agreement, which is included in non-current deposits on the Company’s consolidated balance sheets at December 31, 2008 and 2007. The Company also agreed to pay IBRC approximately $338,000 in twelve monthly installments for market research, growth trails and other services. For the year ended December 31, 2008 and 2007, the Company had paid approximately $22,000 and $276,000, respectively, of this amount which has been included in research and development in the Company’s consolidated statements of operations. The Company is currently negotiating the remainder of the payments with IBRC.

The Company identified certain intangible assets as a part of its valuation performed pursuant to SFAS No. 141, “Business Combinations.” The following intangible assets were identified and values and estimated useful lives were assigned as follows:

	Assigned	Estimated
	value	useful life

Existing customer relationships	$2,030,513	8 years
Technological know-how	271,812	8 years
Trade name	228,188	Indefinite

Intangibles acquired	$2,530,513

The consolidated statements of operations include amortization expense of $246,887 related to these intangible assets for the year ending December 31, 2008. Accumulated amortization at December 31, 2008 was $246,887.

NOTE 11 —	DEBT

TERM NOTES PAYABLE

The Company had three term notes payable: (1) $250,000 unsecured term note dated August 27, 2004, due December 31, 2008, with interest at 12%, (2) $125,000 unsecured term note dated September 6, 2005, due December 31, 2008, with interest at 15%, and (3) $89,170 unsecured term note dated May 2, 2007 with a maturity of May 2, 2009 and interest at 12%. On all notes, interest accrues without payment until maturity. The agreement on the term loan dated August 27, 2004 required accrued interest of $89,170 to be paid immediately in order to refinance and extend the maturity. As the Company was precluded under the terms of the agreement with the bondholders of the New Jersey Economic Development Authority Bonds from paying the accrued interest available

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	DEBT — Continued

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

During December 2008, the balance of the term note dated August 27, 2004, plus accrued interest of $47,500 was paid with funds raised through exercise of warrants related to our common stock. The Company also negotiated the forgiveness of the balance of the unsecured term note dated September 6, 2005, plus accrued interest. Total principal and interest forgiven was $146,677, and this amount is recorded as other income on the consolidated statements of operations for the year ended December 31, 2008.

As of December 31, 2008, the total of unpaid accrued interest on the remaining note is $17,834. Accrued interest on all notes as of December 31, 2007 was $47,500.

A schedule of outstanding principal amounts of the term notes as of December 31, 2008 and 2007 is as follows:

	2008	2007

Term note dated August 27, 2004	$—	$250,000
Term note dated September 6, 2005	—	125,000
Term note dated May 2, 2007	89,170	89,170

	89,170	464,170
Less: current portion	89,170	(375,000)

	$—	$89,170

BRIDGE LOANS PAYABLE

On March 2, 2006, the Company completed a $500,000 bridge loan (“Bridge Loan”) from lenders (“Bridge Noteholders”) to help meet the Company’s working capital needs. The bridge loan accrued interest at an annual rate of 8%, which was payable in arrears quarterly, and was originally due and payable on the earlier of October 16, 2006 or the completion of a public offering of equity securities (“Qualified Public Offering”). The bridge loan was refinanced with an extended maturity date of February 19, 2007 or the completion of a Qualified Public Offering. The placement agent for the bridge loan received a commission equal to 5% of the gross proceeds. The Company received the $500,000 bridge loan net of the commission to the placement agent of $25,000. The Company classified this cost as a deferred financing cost.

In April, May and June 2006, the Company received additional proceeds totaling $1,015,000 (net of a $50,750 commission to the placement agent) from a series of promissory notes executed with the Bridge Noteholders (“Bridge Financing”).

In connection with the Bridge Financing, the Company issued bridge notes (“Bridge Notes”) and securities of the Company (“Bridge Equity Units”) to the Bridge Noteholders, stating that if a Qualified Public Offering occurred before October 16, 2006 (extended to February 19, 2007), the Bridge Noteholders would be entitled to receive Bridge Equity Units consisting of securities identical in form to the securities being offered in the Qualified Public Offering. Each Bridge Noteholder would be entitled to receive Bridge Equity Units equal to the principal of the Bridge Noteholder’s bridge loan divided by the initial public offering price of the securities comprising the Bridge Equity Units.

The Bridge Loans and the Bridge Equity Units were allocated for accounting purposes based on the relative fair values at the time of issuance of (i) the Bridge Loans without the Bridge Equity Units and (ii) the Bridge Equity Units themselves. The fair value of the Bridge Loans and the Bridge Equity Units was computed at $1,515,000 each.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	DEBT — Continued

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

The Company had $1,515,000 of outstanding Bridge Loans that accrued interest at a rate of 18%, and under the terms of the loans, were to be repaid on the earlier of February 19, 2007 or the date of the Company’s initial public offering. Due to certain covenants relating to the offering of bonds on February 16, 2007, which prohibited the Company from repaying these bridge loans, the Company entered into an agreement whereby it could repay the Bridge Loans if the Bridge Noteholders agreed to obtain a letter of credit in favor of the Company. The Company reached agreements with the Bridge Noteholders and the demand note lender to repay the entire principal and accrued interest on these debts. The principal of the Bridge Loans of $1,515,000 plus accrued interest of approximately $160,000, along with principal of the demand note of $150,000 plus accrued interest of approximately $7,000, was repaid by the Company on May 23, 2007 from unrestricted cash. In addition, for the various term extensions granted by the Bridge Noteholders, the Company issued approximately 56,000 shares of common stock, which represents 10% of the principal and interest repaid, divided by the five-day average share price prior to repayment of the debt. The consolidated statements of operations for the year ended December 31, 2007 includes interest expense of $178,048 related to the issuance of this stock.

In order for the repayment of bridge and demand loans to comply with the terms of the covenants of the bondholders of the New Jersey Economic Development Authority Bonds, the Bridge Noteholders obtained a letter of credit in favor of the Company for $1,825,000. This letter of credit was due to expire on April 7, 2008, and allows for a one-time draw down during the thirty days prior to expiration. Subsequent to December 31, 2007 and prior to the expiration date of the letter of credit (April 7, 2008), in conjunction with the private financing described below, the letter of credit agreement was terminated with no cost to the Company.

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

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	DEBT — Continued

The New Jersey Economic Development Bonds have certain covenants, which among other things, preclude the Company from making any dividends, payments or other cash distributions until such time as (i) the Company has achieved, over the course of a full fiscal year, a maximum annual debt service coverage ratio greater than 1.50, and (ii) at least $1,200,000 is on deposit with the Trustee in the operations and maintenance reserve fund and is available to satisfy ongoing maintenance, repair and replacement costs associated with the project facilities. In addition, the Company is precluded from borrowing additional funds under any debt agreements, without the consent of the bondholders. During 2007, the Company received consent from the bondholder prior to borrowing additional funds for a two year term note. During 2008, the Company again received consent from the bondholder prior to borrowing additional funds in a private investment. Under the terms of the bond agreement, the lender has the right, upon 30 days written notice, to demand full payment of all outstanding principal and interest amounts owed under the agreement if specific covenants are not met. As of December 31, 2008 and 2007, the Company is in compliance with these covenants of the bond agreement.

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

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	DEBT — Continued

“Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” as additional paid-in capital and established a discount on the debt. The discount was being amortized over the life of the note (12 months). On April 17, 2008, the Investors returned to the Company 750,000 warrants that had been held in escrow. This reduced the value assigned to the warrants and, accordingly, the value assigned to the debt discount attributable to the warrants by $1,113,750. In addition, the remaining original issue discount of approximately $366,000 was recognized as expense on April 7, 2008.

On April 7, 2008, the shareholders of the Company approved the issuance of additional shares so that convertible notes could be issued to the noteholders to replace the original notes dated January 24, 2008. The Company is required to recognize a discount for the intrinsic value of the beneficial conversion feature of the notes which is to be recognized as interest expense through the redemption date of the notes, which is January 24, 2009. That amount was calculated to be $3,675,000, and recognition was limited to $2,936,250 in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” as the debt discount is limited to the proceeds allocated to the convertible instrument of $4,500,000. That discount is being amortized over the life of the loan. During the year ending December 31, 2008, the Company recognized interest expense of $2,705,759 related to this discount.

On January 24, 2009 the Company entered into an amendment on its $4.5 million convertibles debentures which became due on January 24, 2009. The lenders extended the due date of these notes until July 24, 2009 and began to convert these notes into shares of the Company’s common stock using the default conversion rate. The Company and the lenders further agreed that no interest would be charged during the six-month extension and that it is the lenders’ intention to convert the loan into shares sufficient to pay off the balance of the debt.

On March 6, 2009, the Company entered into an agreement with the holders of its $17.5 million of New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures and lease payments on its New Jersey facility and to defer interest payments on the bonds thru July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, the Company issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant share.

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

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	DEBT — Continued

equal to 10% of the face amount of the Convertible Debenture or $450,000 (10% of $4,500,000). The Company paid a total of approximately $158,000 in liquidated damages related to the Convertible Debentures, which are recorded as interest expense on the consolidated statements of operations for year ended December 31, 2008. On June 7, 2008 the warrant registration statement was declared effective. At this time, the Company is not subject to further liquidated damages.

CONVERTIBLE NOTE PAYABLE

On January 24, 2008, in conjunction with the purchase of the net assets of UOP, the Company issued a note payable to the former sole member in the amount of $1,000,000. The note bears interest of 7% and matures on February 1, 2011; monthly principal and interest payments are $30,877. Interest expense of $57,850 has been recorded in the year ending December 31, 2008 related to this note. The note is convertible by the holder six months after issuance. The Company is required to recognize a discount related to the intrinsic value of the beneficial conversion feature of the note as interest expense through the stated redemption date of the note. That amount was calculated to be $7,136, and has been recorded as a component of additional paid-in capital.

MORTGAGE NOTE PAYABLE

The Company has a mortgage note payable on the land upon which the California facility resides. The note, in the original amount of $250,000, bears interest at 6.75%. Monthly payments of principal and interest of $1,638 are due based on an amortization of twenty years. The note matures in May, 2013.

FIVE-YEAR MATURITY OF DEBT

Principal due during the next five years on all the Company’s long-term and current debt is as follows:

2009	$4,925,328
2010	329,721
2011	28,450
2012	3,679
2013	234,826
Thereafter	17,500,000

Subtotal	23,022,004
Less: discount	(230,492)

Total	$22,791,512

NOTE 12 —	CAPITALIZED INTEREST COSTS

The Company has capitalized interest costs, net of certain interest income, in accordance with Statement of Financial Accounting Standards No. 62, “Capitalization of Interest Cost Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants”, related to its New Jersey Economic Development Authority Bonds in the amount of $1,317,438 and $403,572 as of December 31, 2008 and December 31, 2007, respectively. Capitalized interest costs are included in construction in progress initially on the consolidated balance sheets. As assets are placed in service, the capitalized interest is allocated among the cost basis of the assets ratably. During the year ending December 31, 2008, capitalized interest of $1,245,000 was allocated to assets placed in service and is being depreciated with the related assets.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	OWNERS’ EQUITY (DEFICIT)

AUTHORIZED SHARES

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

STOCK ISSUANCES

The Company is authorized to issue 40,000,000 shares of $0.0001 par value common stock. Of the authorized shares, 733,333 of the authorized shares were issued to the founders of the Company (“founders’ shares”) on January 13, 2006. The Company did not receive any consideration for the founders’ shares. Because the Company had a negative estimated value on January 13, 2006, the Company recognized compensation expense at par value totaling $73 in connection with the issuance of the founders’ shares as par value represents the statutory minimum share value in the state of Delaware.

On February 21, 2006, the Company merged with Mining Organics Management LLC (“MOM”) and Mining Organics Harlem River Rail Yard LLC (“HRRY”). At that time, MOM was a fifty-percent owner of HRRY. The mergers were accounted for as a recapitalization of the Company. As a result of the recapitalization, 600,000 shares were issued to the members of HRRY.

On February 16, 2007 the Company successfully completed an initial public offering of 1,800,000 common shares and 3,600,000 warrants for a total offering of $9,900,000, before issuance costs. The Company’s initial public offering is presented net of issuance costs and expenses of $1,736,715 in the statements of changes in owners’ equity (deficit). The warrants consist of 1,800,000 redeemable Class A warrants and 1,800,000 non-redeemable Class B warrants, each warrant to purchase one share of common stock. The common stock and warrants traded as one unit until March 13, 2007 when they began to trade separately.

On February 16, 2007, as part of its initial public offering and under the original terms of the bridge loan agreement (Note 11), the Company issued 293,629 Bridge Equity Units to the Bridge Noteholders. On May 23, 2007, as consideration for extensions of the Bridge Loans, the Company issued 55,640 shares of common stock to the Bridge Noteholders, which represents 10% of the principal and interest repaid, divided by the five-day average share price prior to repayment of the debt. The statement of operations reflects an expense of $178,048 related to the issuance of these shares.

On February 16, 2007, as part of its initial public offering, the Company agreed to pay a 5% quarterly stock dividend, commencing March 31, 2007, and every full quarter thereafter until the Woodbridge, New Jersey facility is operational. As of December 31, 2007, the Company has declared four such quarterly dividends amounting to 747,296 shares. As of December 31, 2008, the Company has declared one additional quarterly dividend in the amount of 263,239 shares.

On October 1, 2008, the Company issued 45,480 shares of its common stock to a consultant as remuneration for services rendered. The related services were substantially complete when the stock was issued. The Company recognized $212,619 of expense related to the fair value of this issuance.

On October 22, 2008, the Company declared a stock dividend of 15% payable to shareholders of record as of November 17, 2008. This dividend resulted in the issuance of 969,318 shares of common stock.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	OWNERS’ EQUITY (DEFICIT) — Continued

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

On January 24, 2008, in conjunction with the private financing arrangement of the Company described in Note 10, the Company issued 750,000 Class A and 750,000 Class B Warrants to the Investors. Such warrants are exercisable for one share of the Company’s common stock, adjusted for dividends, at $8.25 and $11.00, respectively. Once the Company’s registration statement related to the underlying shares was declared effective, one-half of the warrants were returned to the Company by the Investors, as described in Note 11.

WARRANT EXERCISE

The Company has received net proceeds of approximately $11,344,000 as a result of the exercise of approximately 1,381,000 Class A (which includes the warrant redemption discussed below) warrants and 600 Class B warrants in the year ended December 31, 2008. The Company issued approximately 1,781,000 shares of common stock in connection with the exercise of these warrants due to the cumulative effect of the Company’s stock dividends.

WARRANT REDEMPTION

On September 16, 2008, the Company announced the redemption of its outstanding Class A Warrants. The redemption date was set for October 17, 2008, and was subsequently extended a total of 31 days voluntarily by the Company to November 17, 2008. Any outstanding Class A warrants that had not been exercised before that date expired and are redeemable by the Company for $0.25 per warrant.

Until the redemption date, the Class A warrants were convertible into common stock at an exercise price of $8.25. Each warrant exercised at this price received 1.276 shares of common stock. Prior to the notification of redemption, approximately 756,000 Class A warrants had been exercised. After the redemption, an additional 683,000 warrants were exercised. In total, from both the exercise and redemption of warrants, the Company received proceeds of approximately $11,344,000. The Company is obligated to remit to its transfer agent funds sufficient to compensate warrant holders for the remaining warrants, which may be redeemed for $.25 each for an indefinite period. This amount of $284,237 was subtracted from the cash received for exercise of the warrants, representing the amount necessary to redeem the remaining warrants.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	OWNERS’ EQUITY (DEFICIT) — Continued

Class A warrant activity for the year ended December 31, 2008 and 2007 is as follows:

			Weighted
		Exercise	Average	Weighted Average
		Price per	Exercise	Remaining
	Warrants	Warrant	Price	Life (Years)

Outstanding at December 31, 2006	—	$—
Issued:
February 16, 2007, in conjunction with initial public offering	1,800,000	8.25	8.25
February 16, 2007, in conjunction With bridge loans	293,629	8.25	8.25
February 16, 2007, in conjunction with underwriter units	180,000	8.25	8.25
Expired	—	—
Exercised	—	—

Outstanding at December 31, 2007	2,273,629	8.25	8.25	4.2
Issued:
January 24, 2008, in conjunction with private financing	750,000	8.25	8.25
Returned to the Company upon shareholder approval of exchange of term note for convertible note	(375,000)	$8.25
Exercised	(1,380,768)	$8.25
Expired	(1,267,861)	$8.25

Outstanding at December 31, 2008	—	$—		—

The fair value of Class A warrants totaled $2,387,310 at December 31, 2007 based on quoted market prices on that date. As of December 31, 2008, the Class A warrants have been removed from market trading.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	OWNERS’ EQUITY (DEFICIT) — Continued

Class B warrant activity for the years ended December 31, 2008 and 2007 is as follows:

			Weighted	Weighted Average
		Exercise	Average	Remaining
		Price per	Exercise	Life
	Warrants	Warrant	Price	(Years)

Outstanding at December 31, 2006	—	$0
Issued:
February 16, 2007, in conjunction with initial public offering	1,800,000	11.00	11.00
February 16, 2007, in conjunction with bridge loans	293,629	11.00	11.00
February 16, 2007, in conjunction with underwriter shares	180,000	11.00	11.00
Expired	—	0
Exercised	—	0

Outstanding at December 31, 2007	2,273,629	11.00	11.00	4.2
Issued:
January 24, 2008, in conjunction with private financing	750,000	11.00	11.00
Returned to the Company upon shareholder approval of exchange of term note for convertible note	(375,000)	11.00	11.00
Exercised	600	11.00	11.00

Outstanding at December 31, 2008	2,648,029	$11.00	11.00	3.2

The fair value of Class B warrants totaled $3,442,438 and $3,410,444 at December 31, 2008 and 2007, respectively, based on quoted market prices on that date.

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

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	OWNERS’ EQUITY (DEFICIT) — Continued

At a Special Meeting of Shareholders on April 3, 2008, the shareholders approved an amendment to the 2006 Stock Option Plan to include an “evergreen” provision pursuant to which on January 1st of each year, commencing in 2009, the number of shares authorized for issuance under the 2006 Stock Option Plan shall automatically be increased to an amount equal to 20% of the shares of the common stock outstanding on the last day of the prior fiscal year. The Shareholders also approved an amendment to the Plan to increase the number of options available under the plan from 666,667 to 1,666,667. On June 27, 2008, an additional 736,735 options were granted, and vested on that date. Taking into account all options issued, the Company has 276,932 options available to grant under the plan.

The options granted on June 27, 2008 have an exercise price of $5.02 and expire ten years from the grant date. The exercise price was based on the closing price of the stock on the date of grant. The fair value of the options was estimated using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.52%; no dividend yield; volatility factor of 52.3%; and an expected term of 5 years. The resulting expense of approximately $2.3 million is included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2008.

During the year ended December 31, 2007, in accordance with the director compensation policy of the Committee, an additional 10,000 options were granted to a Director upon his appointment to the Board. The options vested on the grant date, have an exercise price of $3.75 per share and expire five years from the grant date. The fair value for the 10,000 immediately vesting stock options granted in 2007 was estimated at the date of grant using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.9%; no dividend yield; expected volatility factor of 16.9%; and an expected term of five years. The Company’s stock option compensation expense totaling $5,929 has been included in general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2007.

Stock option activity for the period January 1, 2007 through December 31, 2008 is as follows:

			Weighted
			Average	Average
	Stock	Price per	Exercise	Remaining
	Options	Share	Price	Life (Years)

Outstanding and exercisable at December 31, 2006	643,000	$3.75	$3.75
Granted	10,000	3.75	3.75
Expired	—
Exercised	—

Outstanding and exercisable at December 31, 2007	653,000	3.75	3.75	4.2
Granted	736,735	5.02
Expired	—
Exercised	(143,000)	3.75

Outstanding and exercisable at December 31, 2008	1,246,735	$	$4.50	4.0

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 and 2007 is $0 and $946,850, respectively. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $3.54 and $5.20 as of December 31, 2008 and 2007, respectively, which would have been received by the option holders had those option holders exercised their options as of that date.

As of December 31, 2008 and 2007, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. During the year ended

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	OWNERS’ EQUITY (DEFICIT) — Continued

December 31, 2008, the Company has received approximately $536,000 as a result of the exercise of 143,000 options.

NOTE 14 —	INCOME TAXES

At December 31, 2008, the Company had accumulated net operating losses of approximately $26,553,000, of which approximately $16,700,000 may be offset against future taxable income, if any, ratably through 2028.

The Company has fully reserved the approximately $7,588,000 tax benefit of these losses with a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined to be more likely than not.

There is a minimum current tax provision for the years ended December 31, 2008 and 2007.

The effective tax rate based on the federal and state statutory rates is reconciled to the actual tax rate for the years ended December 31, 2008 and 2007 as follows:

	2008	2007

Statutory federal income tax rate	34%	34%
Statutory state income tax rate	6	6
Valuation allowance on net deferred tax assets	(40)	(40)

Effective tax rate	—%	—%

The components of the net deferred tax asset (liability) at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Net operating losses	$6,148,000	$2,120,000
Accrued compensation	120,000	120,000
Stock options	1,320,000	400,000
Valuation allowance	(7,588,000)	(2,640,000)

	$—	$—

The Company’s valuation allowance increased $4,948,000 and $1,140,000 for the years ended December 31, 2008 and 2007, respectively.

The Company has a tax benefit of approximately $1,320,000 related to the grant of common stock to certain key employees and advisors. Pursuant to SFAS No. 123(R), the benefit will be recognized and recorded to APIC when the benefit is realized through the reduction of taxes payable.

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

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 —	INCOME TAXES — Continued

taxes. The periods from January 1, 2005 to December 31, 2008 remain open to examination by the U.S. Internal Revenue Service and state authorities.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of income tax expense.

NOTE 15 —	SEGMENT REPORTING

In June 1997, SFAS 131, “Disclosure about Segments of an Enterprise and Related Information” was issued, which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at December 31, 2008 and 2007.

NOTE 16 —	RELATED PARTY TRANSACTIONS

OPERATING LEASE-HEADQUARTERS

The Company is renting the premises under a verbal agreement with ECAP, LLC, a related party. The managing member of ECAP, LLC was a director and is a shareholder of the Company and is also the brother of the Company’s President and CEO. The rental agreement provides for rent and support, as agreed between the Company and ECAP, LLC and for reimbursement of expenses by the Company for office and other expenses. These expenses totaled $5,600 for the period from January 1, 2007 to February 28, 2007.

As of March 1, 2007, the Company began to pay the $2,800 per month rental payment directly to the unrelated landlord for this office space. There is no lease term and rental of the office space is on a month to month basis. Rent expense for the period from March 1, 2007 to December 31, 2007 totaled $28,000 relating to this lease. In the year ending December 31, 2008, the Company incurred $33,600 of expense related to this lease.

SERVICE AGREEMENT

The Company has entered into a services agreement dated May 29, 2003, as modified October 6, 2004, with one of its principal stockholders, Weston Solutions, Inc. (“Weston”). Weston has been engaged to provide engineering and design services in connection with the construction of the Woodbridge organic waste conversion facility. The total amounts incurred by the Company for services provided by Weston were $0 and $116,480 for the years ended December 31, 2008 and 2007, respectively.

LEGAL FEES

During the year ended 2007, the Company incurred legal fees totaling $10,000 to a law firm affiliated with the Company’s President and CEO and partially owned by a brother of the Company’s CEO. These fees of $10,000 were paid in 2008.

ACCRUED COMPENSATION-OFFICERS, DIRECTORS AND CONSULTANTS

As of December 31, 2008 and 2007 the Company has an accrued liability totaling $430,748 and $397,781, respectively, representing accrued compensation to officers, directors and consultants.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	RELATED PARTY TRANSACTIONS — Continued

CONVERTED ORGANICS OF RHODE ISLAND, LLC

Converted Organics of Rhode Island, LLC was formed for the purpose of developing and operating a waste to fertilizer facility in Johnston, Rhode Island. A development consultant who has provided services to the Company is a 10% minority owner of Converted Organics of Rhode Island, LLC. For the years ending December 31, 2008 and 2007, the consultant was paid $60,000 and $60,000, respectively, for services rendered.

PACKAGING VENDOR

The Company has purchased packaging materials from a vendor which is partially owned by an employee of the Company. The Company made purchases of $141,000 from this vendor in the year ending December 31, 2008.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

LEASES

In addition to the Company’s IBRC commitment (Note 10) and operating lease commitment for its headquarters (Note 16), the Company signed a lease during June 2006 for its Woodbridge, New Jersey facility. The lease term is for ten years with an option to renew for an additional ten years. Future minimum lease payments under this lease are as follows:

For years ended December 31,
2009	$934,820
2010	934,820
2011	946,195
2012	959,097
2013	967,383
2014 and thereafter	7,410,639

$12,152,954

For the years ended December 31, 2008 and 2007, the Company has recorded rent expense of $740,351 and $745,633, respectively, in relation to this lease.

In September, 2008, the Company entered into a lease agreement for 9 acres of land at the central landfill in Johnston, RI, with the Rhode Island Resource Recovery Corporation. The Company plans to build its next facility at this location. The lease requires monthly payments of $9,167. Once the facility is operational, the monthly rent will also include a charge of $8 per ton of fertilizer sold from the facility. The term of the lease is twenty years. Future minimum payments under this lease are as follows:

For years ended December 31,
2009	$110,000
2010	110,000
2011	110,000
2012	110,000
2013	110,000
2014 and thereafter	1,613,334

$2,163,334

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — COMMITMENTS AND CONTINGENCIES — Continued

The Company recognized $36,667 of expense related to this lease in 2008, which is included in Research & Development on the consolidated statement of operations.

LEGAL PROCEEDINGS

The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf except that the Company received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement dated April 11, 2006 (“FTA”), captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, the Company filed a Motion for Partial Dismissal of Complaint. It is uncertain when the Court will rule on this motion. The Company plans to vigorously defend itself in this matter and is unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded by the Company related to this matter.

NOTE 18 —	SUBSEQUENT EVENTS

On January 24, 2009, the Company entered into an amendment on its $4.5 million convertibles debentures, which became due on January 24, 2009. The lenders extended the due date of these notes until July 24, 2009 and began to convert these notes into shares of the Company’s common stock using the default conversion rate as described in Note 11. The Company and the lenders further agreed that no interest would be charged during the six-month extension and that it is the lenders’ intention to convert the loan into shares sufficient to pay-off the balance of the debt.

On March 6, 2009, the Company entered into an agreement with the holders of its $17.5 million of New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures and lease payments on its New Jersey facility and to defer interest payments on the bonds thru July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, the Company issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant share.

On March 6, 2009, the Company entered into a into an agreement with a private investor under which, upon stockholder approval, will issue a series of 10% convertible notes in an aggregate principal amount of up to $1,500,000 with a 10% original issue discount. The investor placed funds into escrow on March 10, 2009 to acquire $500,000 in principal amount of the convertible notes to be released upon receiving stockholder approval, and will acquire four additional $250,000 increments in principal amount of the note with the first increment occurring on the 30th day after receiving stockholder approval, and the remaining three increments occurring monthly, thereafter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption “Directors and Executive Officers” in the Company’s definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Our Amended and Restated 2006 Stock Option Plan (“Amended Option Plan”) currently authorizes the grant of up to 1,666,667 shares of common stock (subject to adjustment for stock splits and similar capital changes) in connection with restricted stock awards, incentive stock option grants and non-qualified stock option grants. Employees and, in the case of nonqualified stock options, directors, consultants or any affiliate are eligible to receive grants under our plans. The 2006 Stock Option Plan was approved by our board of directors and by our shareholders on June 15, 2006 and was amended and approved by our board of directors and by our shareholders on April 7, 2008. Under the Amended Option Plan, the option exercise price generally shall be no less than 110% or no less than 100%, depending upon the optionee and the reason for which the option was granted, of the Fair Market Value (defined in the Amended Option Plan) per share on the date of grant. The options immediately vest at the date the options are granted and expire after ten years, except that incentive stock options granted to an optionee that owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company expire five years from the date of grant.

Equity Compensation Plan Information

Number of Securities
Remaining Available
		Weighted-Average	for Future Issuance
	Number of Securities to be	Exercise Price of	Under Equity
	Issued Upon Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders June 15, 2006	653,000	$3.75	13,667
Equity compensation plans approved by security holders April 7, 2008	736,735	$5.02	263,265
Equity compensation plans not approved by security holders	—	—	—

Total	1,389,735	$4.43	276,932

The rest of the information required by Item 12 is incorporated by reference to the information appearing under the caption “Security Ownership” in the Company’s definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing under the caption “Principal Accountant Fees and Services” in the Company’s definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number		Description

1.1		Underwriting Agreement between the Registrant and Paulson Investment Company, Inc., dated February 13, 2007 (incorporated by reference to Exhibit 1.1 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
2.1		Asset Purchase Agreement between the Registrant and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed January 29, 2008)
2.2		Asset Purchase Agreement between the Registrant and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)
3.1		Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed June 21, 2006)
3.2		Registrant’s Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed June 21, 2006)
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form SB-2/A filed January 25, 2007)
4.2		Form of Class B Warrant (incorporated by reference to Exhibit B to Exhibit 4.5 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.3		Form of Unit Certificate (incorporated by reference to Exhibit 4.4 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.4		Warrant Agreement between the Registrant and Computershare Shareholder Services, Inc. and Computershare Trust Company N.A., dated February 16, 2007 (incorporated by reference to Exhibit 4.5 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.5		Form of Representative’s Purchase Warrant (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed June 21, 2006)
4.6		Registration Rights Agreement between the Registrant and Professional Offshore Opportunity Fund, Ltd., Professional Traders Fund, LLC and High Capital Funding, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.06 to our current report on Form 8-K filed January 29, 2008)
4.7		Loan and Securities Purchase Agreement between the Registrant and each of Professional Offshore Opportunity Fund, Ltd., Professional Traders Fund, LLC and High Capital Funding, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.10 to our current report on Form 8-K filed January 29, 2008)
4.8		Secured Convertible Debenture to High Capital Funding, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.07 to our current report on Form 8-K filed January 29, 2008)
4.9		Secured Convertible Debenture to Professional Offshore Opportunity Fund, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.09 to our current report on Form 8-K filed January 29, 2008)
4.10		Purchase Agreement dated March 6, 2009 by and among Converted Organics Inc. and Professional Offshore Opportunity Fund, Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 12, 2009)
4.11		Convertible Note dated March 6, 2009 by Converted Organics Inc. payable to Professional Offshore Opportunity Fund, Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 12, 2009)
4.12		Registration Rights Agreement dated March 6, 2009 by and among Converted Organics Inc. and Professional Offshore Opportunity Fund, Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 12, 2009)
*4	.13	Form of First Amendment to the Secured Convertible Debenture dated January 24, 2008
*4	.14	Form of Second Amendment to the Secured Convertible Debenture dated January 24, 2008 used for Professional Offshore Opportunity Fund, Ltd.

Exhibit
Number		Description

*4	.15	Form of Second Amendment to the Secured Convertible Debenture dated January 24, 2008 used for High Capital Funding, LLC
10.1		Form of Bridge Loan Documents dated March 2, 2006 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed June 21, 2006)
10	.1A	Form of Bridge Loan Documents dated April 11, 2006 (incorporated by reference to Exhibit 10.1A to our Registration Statement on Form SB-2 filed June 21, 2006)
10.2		Amended and Restated 2006 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Annex A of our Definitive Proxy Statement filed March 5, 2008)
10.3		Service Agreement between the Registrant and ECAP, LLC, dated March 1, 2006 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.4		Lease Agreement between the Registrant and Recycling Technology Development, LLC, dated June 2, 2006 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 filed June 21, 2006)
10	.4A	Amendment to the Lease Agreement between the Registrant and Recycling Technology Development dated January 18, 2007 (incorporated by reference to Exhibit 10.4A to our Form SB-2/A filed January 25, 2007)
10.5		Employment Agreement between the Registrant and Edward J. Gildea, dated March 2, 2006 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.6		Employment Agreement between the Registrant and John A. Walsdorf, dated March 2, 2006 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.7		Agreement between the Registrant and Weston Solutions, Inc., dated May 29, 2003 and modification dated October 6, 2004 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.8		IBR Plant License Agreement between International Bio Recovery Corporation and Mining Organics Management LLC, dated July 15, 2003 (incorporated by reference to Exhibit 10.10 to our Form SB-2/A filed July 5, 2006)
10.9		Revision dated February 9, 2006 to IBR Plant License Agreement dated July 15, 2003 (incorporated by reference to Exhibit 10.11 to our Form SB-2/A filed July 5, 2006)
10.10		Security Agreement between the Registrant and Professional Offshore Opportunity Fund, Ltd., Professional Traders Fund, LLC and High Capital Funding, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.11 to our current report on Form 8-K filed January 29, 2008)
10.11		Secured Convertible Promissory Note in favor of United Organic Products, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.04 to our current report on form 8-K filed January 29, 2008)
10.12		Secured Promissory Note in favor of Waste Recovery Industries, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.05 to our current report on form 8-K filed January 29, 2008)
*10	.13	New Jersey Economic Development Authority $17,500,000 Solid Waste Facilities Revenue Bonds (Converted Organics of Woodbridge, LLC — 2007 Project), dated February 16, 2007
*23	.1	Consent of CCR LLP
*31	.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
*31	.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
*32	.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an Exhibit herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.

By:	/s/ Edward J. Gildea
Name:     Edward J. Gildea

Title:	President, Chief Executive Officer,
Chairman of the Board

Date: March 27, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward J. Gildea
Name:     Edward J. Gildea

Title:	President, Chief Executive Officer,
Chairman of the Board

Date: March 27, 2009

By:	/s/ David R. Allen
Name:     David R. Allen

Title:	Chief Financial Officer,
Executive Vice President of Administration

Date: March 27, 2009

By:	/s/ Ellen P. O’Neil
Name:     Ellen P. O’Neil

Title:	Chief Accounting Officer

Date: March 27, 2009

By:	/s/ Robert E. Cell
Name:     Robert E. Cell

Title:	Director

Date: March 27, 2009

By:
/s/  John P. DeVillars
Name:     John P. DeVillars

Title:	Director

Date: March 27, 2009

By:
/s/  Edward A. Stoltenberg
Name:     Edward A. Stoltenberg

Title:	Director

Date: March 27, 2009