Form 10-Q
period 2009-03-31
Converted Organics Inc.
filed 2009-05-15
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.) YES ☐      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2009, there were 15,331,708 shares of our common stock outstanding.

Item 1. Financial Statements
CONVERTED ORGANICS INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,065,184	$3,357,940
Restricted cash	179,870	2,547,557
Accounts receivable, net	480,498	313,650
Inventories	415,524	289,730
Prepaid rent	439,973	389,930
Other prepaid expenses	198,771	73,937
Deposits	140,820	141,423
Other receivables	91,250	94,250
Deferred financing and issuance costs, net	—	22,042

Total current assets	3,011,890	7,230,459

Deposits	912,055	912,054
Restricted cash	720,146	60,563
Property and equipment, net	22,092,095	19,725,146
Construction-in-progress	209,360	974,900
Capitalized bond costs, net	850,093	862,010
Intangible assets, net	2,632,003	2,852,876

Total assets	$30,427,642	$32,618,008

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Term notes payable — current	$126,214	$89,170
Accounts payable	5,289,840	3,583,030
Accrued compensation, officers, directors and consultants	374,656	430,748
Accrued legal and other expenses	167,272	164,620
Accrued interest	319,829	601,166
Convertible notes payable, net of unamortized discount	2,188,433	4,602,660
Derivative liability	1,103,123	—
Capital lease obligations — current	10,952	—
Mortgage payable	3,057	3,006

Total current liabilities	9,583,376	9,474,400

Capital lease obligation, net of current portion	37,805	—
Term note, net of current portion	62,911	—
Mortgage payable, net of current portion	244,167	245,160
Convertible note payable, net of current portion	—	351,516
Bonds payable	17,500,000	17,500,000

Total liabilities	27,428,259	27,571,076

COMMITMENTS AND CONTINGENCIES	—	—

OWNERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 40,000,000 shares	1,106	743
Additional paid-in capital	34,319,393	31,031,647
Member’s equity	1,367,982	619,657
Accumulated deficit	(32,689,098)	(26,605,115)

Total owners’ equity	2,999,383	5,046,932

Total liabilities and owners’ equity	$30,427,642	$32,618,008

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended
	March 31, 2009	March 31, 2008
Revenues	$491,839	$260,043

Cost of good sold	1,644,190	221,996

Gross (loss) profit	(1,152,351)	38,047

Operating expenses
General and administrative expenses	1,990,129	1,587,222
Research and development	167,384	127,847
Depreciation expense	3,069	3,838
Amortization of capitalized costs	101,291	86,249
Amortization of license	4,125	4,125

Loss from operations	(3,418,349)	(1,771,234)

Other income/(expenses)
Interest income	10,295	128,820
Derivative gain	1,411,985	—
Interest expense	(1,906,752)	(753,167)

	(484,472)	(624,347)

Loss before provision for income taxes	(3,902,821)	(2,395,581)

Provision for income taxes	—	—

Net loss	$(3,902,821)	$(2,395,581)

Net loss per share, basic and diluted	(0.49)	(0.44)

Weighted average common shares outstanding	7,990,575	5,490,859

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY (DEFICIT)
Three months ended March 31, 2009
(Unaudited)

	Common Stock					Total
	Shares Issued and		Additional	Member’s	Accumulated	Owners’ Equity
	Outstanding	Amount	Paid-in Capital	Equity	Deficit	(Deficit)
Balance, January 1, 2009, before cumulative effect of change in accounting principle	7,431,436	$743	$31,031,647	$619,657	$(26,605,115)	$5,046,932
Cumulative effect of change in accounting principle	—	—	(2,936,250)	—	(2,146,858)	(5,083,108)

Balance, January 1, 2009, after cumulative effect of change in accounting principle	7,431,436	743	28,095,397	619,657	(28,751,973)	(36,176)
Common stock issued to holders of convertible notes payable in connection with extension	200,000	20	561,980	—	—	562,000
Common stock issued upon conversion of convertible notes payable	3,313,836	331	4,879,236	—	—	4,879,567
Common stock issued as compensation	121,528	12	120,301	—	—	120,313
Warrants issued in connection with refinancing	—	—	662,479	—	—	662,479
Net income (loss)	—	—	—	34,304	(3,937,125)	(3,902,821)
Member’s contributions	—	—	—	915,651	—	915,651
Member’s distributions	—	—	—	(201,630)	—	(201,630)

	11,066,800	$1,106	$34,319,393	$1,367,982	$(32,689,098)	$2,999,383

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,902,821)	$(2,395,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Consolidation of variable interest entity	—	6,164
Amortization of intangible asset — license	4,125	4,125
Amortization of capitalized bond costs	11,917	11,918
Amortization of deferred financing fees	22,042	72,850
Amortization of intangible assets	216,748	—
Depreciation of fixed assets	498,566	38,379
Beneficial conversion feature	—	2,658
Amortization of discounts on convertible note payable	230,492	498,313
Common stock issued for extension of convertible note payable	562,000	—
Common stock issued as compensation	120,313	—
Warrants issued for refinancing	662,479	—
Derivative gain	(1,411,985)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(166,848)	(75,286)
Inventory	(125,794)	(5,348)
Prepaid expenses and other current assets	(174,877)	(219,186)
Other assets	3,000	5,272
Deposits	602	(25,360)
Increase (decrease) in:
Accounts payable and other accrued expenses	1,709,462	1,040,160
Accrued compensation — officers, directors and consultants	(56,092)	(78,767)
Accrued interest	(281,337)	(284,204)

Net cash used in operating activities	(2,078,008)	(1,403,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	1,708,104	2,709,488
Cash paid for acquisitions	—	(1,500,000)
Purchase of fixed assets	(1,928,746)	(25,590)
Capitalized interest	—	(184,481)
Construction costs	—	(2,430,830)

Net cash used in investing activities	(220,642)	(1,431,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Member’s contributions	230,983	—
Net proceeds from exercise of options	—	525,000
Net proceeds from exercise of warrants	—	5,994,952
Proceeds from private financing, net of original issue discount	—	3,715,000
Member’s distributions	(201,630)	—
Repayment of capital lease obligations	(22,516)	—
Repayment of mortgage payable	(943)	—
Repayment of term notes issued for acquisition	—	(54,928)

Net cash provided by financing activities	5,894	10,180,024

NET (DECREASE) INCREASE IN CASH	(2,292,756)	7,344,718

CASH, beginning of period	3,357,940	287,867

CASH, end of period	$1,065,184	$7,632,585

Supplemental cash flow information:
Cash paid during the period in:
Interest	$963,609	$714,077

Non-cash financing activities:
Financing costs paid from proceeds of private financing	$—	$335,000
Equipment acquired through assumption of capital leases	52,979	—
Equipment acquired through assumption of term note	118,250	—
Common stock issued upon conversion of convertible notes payable	4,879,567	—
Member’s contribution of convertible note	684,668	—
Beneficial conversion discount on convertible note	—	7,136
Discount on warrants issued in connection with financing	—	2,227,500
The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements of Converted Organics Inc. (the “Company”) have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results as of and for the three-month interim periods ended March 31, 2009.
     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. This Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K as of and for the year ended December 31, 2008.
NATURE OF OPERATIONS
     Converted Organics Inc. uses food and other waste as a raw material to manufacture, sell and distribute all-natural soil amendment products combining disease suppression and nutrition characteristics. The Company generates revenues from two sources: product sales and tip fees. Product sales revenue comes from the sale of the Company’s fertilizer products. The Company’s products possess a combination of nutritional, disease suppression and soil amendment characteristics. Tip fee revenue is derived from waste haulers who pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors, and hospitality venues such as hotels, restaurants, convention centers and airports.
     Converted Organics of California, LLC (“California”), a California limited liability company and wholly-owned subsidiary of the Company, was formed in January, 2008 when the Company acquired the assets of United Organics Products, LLC. California operates a plant in Gonzales, California, in the Salinas Valley. California produces approximately 25 tons of organic fertilizer per day, and sells primarily to the California agricultural market. The California facility employs a proprietary method called High Temperature Liquid Composting (“HTLC”). The facility is currently being upgraded to expand its capacity and to enable it to accept larger amounts of food waste from waste haulers, thereby increasing tip fee revenue.
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
     Converted Organics of Rhode Island, LLC (“Rhode Island), a Rhode Island limited liability company and subsidiary of the Company, was formed in July, 2008 for the purpose of developing a facility at the Rhode Island central landfill.
NOTE 2 — GOING CONCERN — MANAGEMENT’S PLAN OF OPERATION
          As of December 31, 2008, the Company had incurred a net loss of approximately $16.2 million during the year ended December 31, 2008, had a working capital deficiency as of December 31, 2008 and an accumulated deficit of approximately $26.6 million. As of March 31, 2009 the Company continued to have a working capital deficiency and for the three months ended March 31, 2009 the Company had a net loss of $3.9 million and an accumulated deficit of approximately $32.7 million.
     The Company currently has manufacturing capabilities in its Woodbridge and Gonzales facilities as a means to generate revenues and cash. The Company’s cash requirements on a monthly basis are approximately $275,000 at the Corporate level, $500,000 for Woodbridge and $175,000 for Gonzales. Currently, only the Gonzales facility is generating enough cash flow to cover its cash requirements, leaving the Company with a cash shortfall of approximately $775,000 per month. The Company estimates, that at current production capacity, it could provide enough product to achieve additional sales of $1,000,000 to $1,500,000 per month, which at those levels, would provide sufficient cash flow to cover the Company’s operating requirements, including additional variable costs associated with increased production. Until such sales levels are achieved and the Company is cash flow positive, the Company will have to seek additional means of financing in order to cover the shortfall.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — GOING CONCERN — MANAGEMENT’S PLAN OF OPERATION — CONTINUED
     During the first quarter of 2009 and up until May 10, 2009, the Company has reduced the entire $4.5 million convertible debenture balance from the Company’s 2008 Financing by converting the balance into shares of its common stock. In addition, during the first quarter of 2009, the holders of the NJEDA bonds released $2.0 million of escrowed funds for the Company to use and the Company has secured $1,330,000 of secured debt financing. In addition, the Company has filed for a shelf registration statement which would allow the Company to sell shares into the market to raise additional financing. The Company plans to use the proceeds from the $1,330,000 secured debt and the shelf registration statement to fund working capital requirements and to add additional sales and marketing personnel in order to achieve increased sales levels during the remainder of 2009. There can be no assurance that the Company can raise additional funds from the shelf registration statement or achieve the desired sales levels and, if neither were achieved, the Company would have sufficient cash to last through July 2009. In addition, the Company has outstanding amount due to its New Jersey construction vendors in the amount of approximately $4.5 million. The Company does not anticipate that funds from the $1,330,000 secured debt or the shelf registration statement will be used towards payment of these amounts and the Company is currently negotiating with the contractors to issue convertible notes for the outstanding amount owed. The Company has not finalized these negotiations and the major contractors have placed liens on the Woodbridge facility.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION
     The accompanying unaudited interim consolidated financial statements include the transactions and balances of Converted Organics Inc. and its subsidiaries, Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC and Converted Organics of Rhode Island, LLC. The transactions and balances of Valley Land Holdings, LLC, a variable interest entity have also been consolidated therein. All intercompany transactions and balances have been eliminated in consolidation.
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
CASH AND CASH EQUIVALENTS
     The Company considers financial instruments with an original maturity date of three months or less from the date of purchase to be cash equivalents. The Company had cash equivalents of approximately $333,000 at March 31, 2009 and $534,800 at December 31, 2008 consisting of certificates of deposit. These certificates of deposit are held by VLH.
RESTRICTED CASH
     As of March 31, 2009, the Company had remaining approximately $900,000 of restricted cash as required by its bond agreement with the New Jersey Economic Development Authority. This cash was raised by the Company in its initial public offering and bond financing on February 16, 2007 and is set aside in three separate accounts consisting of approximately $691,000 for the construction of the Woodbridge operating facility, approximately $129,000 for the working capital requirements of the Woodbridge subsidiary while the facility is under construction and approximately $80,000 in reserve for bond principal and interest payments along with a reserve for lease payments. The Company has classified this restricted cash as non-current to the extent that such funds are to be used to acquire non-current assets or are to be used to service non-current liabilities. Third party trustee approval is required for disbursement of all restricted funds.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
ACCOUNTS RECEIVABLE
     Accounts receivable represents balances due from customers, net of applicable reserves for doubtful accounts. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date. At March 31, 2009 and December 31, 2008, an allowance for doubtful accounts of $16,000 has been established against certain receivables that management has identified as uncollectible.
INVENTORIES
     Inventories are valued at the lower of cost or market, with cost determined by the first in, first out basis. Inventory consists primarily of raw materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves deemed necessary by management at March 31, 2009 and December 31, 2008.
PREPAID RENT
     The Company has recorded prepaid rent on its consolidated balance sheets which represents the difference between actual lease rental payments made as of March 31, 2009 and December 31, 2008, and the straight line rent expense recorded in the Company’s consolidated statements of operations for the periods then ended relating to the Company’s facilities in Woodbridge, New Jersey and Gonzales, California.
DEFERRED FINANCING COSTS
     In connection with the private financing arrangement of January 24, 2008, the Company incurred legal and placement fees of $345,000. These fees were amortized over one year. Amortization expense of $22,042 and $64,208 was recorded during the three months ended March 31, 2009 and 2008, respectively, related to these costs. These costs have been fully amortized into expense as of March 31, 2009.
INTANGIBLE ASSETS – LICENSE AND OTHER INTANGIBLES
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

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
CAPITALIZED BOND COSTS
     In connection with its $17.5 million bond financing on February 16, 2007, the Company has capitalized bond issuance costs of $953,375 and is amortizing these costs over the life of the bond. Amortization expense of $11,917 was recorded during the three months ended March 31, 2009, related to these bond issuance costs.
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
FAIR VALUE MEASUREMENTS
     The Company has partially implemented SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. The standard is effective for fiscal years beginning after November 15, 2008. The major categories of assets and liabilities that have not been measured and disclosed using SFAS No. 157 fair value guidance are property and equipment in certain circumstances and goodwill.
NEWLY ADOPTED ACCOUNTING STANDARDS
     In January 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”), No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which changes the disclosure requirements for Derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities: and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the consolidated financial statements.
     In January 2009, the Company adopted Emerging Issues Task Force Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with certain provisions that protect holders from a decline in the stock price (or “down-round” provisions). Warrants and convertible instruments with such provisions may no longer be recorded in equity. The Company evaluated whether its stock warrants and the conversion feature in its convertible notes contain provisions that protect holders from declines in the stock price or otherwise could results in modification of the exercise price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option. The Company determined that the conversion features in the convertible notes issued in the January 2008 private financing contain such provisions.
     In accordance with EITF 07-5, the Company, beginning on January 1, 2009, bifurcated and recognized these embedded conversion features as derivative liabilities at their fair value on each reporting date. The cumulative effect of the change in accounting for these instruments of $5,083,108 was recognized as an adjustment to the opening balance of accumulated deficit and additional paid-in capital at January 1, 2009. The cumulative effect adjustment was the difference between the amounts

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of conversion features.
EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the three-month periods ended March 31, 2009 and 2008.
SEGMENT REPORTING
     The Company has no reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”
NOTE 4 — INVENTORIES
     The Company’s inventories consisted of the following at March 31, 2009 and December 31, 2008:

	2009	2008
Finished goods	$237,126	$214,053
Raw materials	92,126	18,785
Packaging materials	86,272	56,892

Total inventories	$415,524	$289,730

NOTE 5 — FAIR VALUE
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
     SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The standard specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 5 —FAIR VALUE — CONTINUED
assumptions other market participants would use based upon market data obtained from independent sources (also referred to as observable inputs). In accordance with SFAS No. 157, the following summarizes the fair value hierarchy:
•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant observable inputs are available, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 – prices or valuations that require inputs that are unobservable.
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
     The Company’s assets and liabilities reported at fair value in the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008 were as follows:

		Balance
	Observable Inputs	March 31, 2009	December 31, 2008
Assets
Certificates of Deposit	Level 2	$333,273	$534,821

Liabilities
Derivatives	Level 3	$(1,103,123)	$-0-
NOTE 6 — DEBT
TERM NOTES
     The Company has a term note payable to its CEO, Edward J. Gildea. The unsecured term note for $89,170 is dated April 30, 2007 with a maturity of April 30, 2009 and accrues interest at 12% per annum. This note is subordinate to the New Jersey Economic Development Authority bonds. This interest rate is equal to or less than interest paid on the Company’s other term loans, which have since been repaid.
     The Company entered into a financing agreement with an equipment financing company to acquire equipment for its Woodbridge facility. The note was originally for $118,250, bears an imputed interest rate of 9% and has a three year term.
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
     On March 6, 2009, the Company entered into an agreement with the holders of the New Jersey Economic Development Authority Bonds to release up to $2.0 million for capital expenditures on its New Jersey facility and to defer interest payments on the bonds through July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, the Company issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT — CONTINUED
CONVERTIBLE NOTE PAYABLE
     On January 24, 2008, in conjunction with the purchase of the net assets of UOP, the Company issued a note payable to the former sole member in the amount of $1,000,000. The note bears interest of 7% per annum and matures on February 1, 2011; monthly principal and interest payments are $30,877. The note became convertible by the holder six months after issuance. The Company recognized a discount related to the intrinsic value of the beneficial conversion feature of the note as interest expense through the stated redemption date of the note. That amount was calculated to be $7,136, and has been recorded as a component of additional paid-in capital. The balance of this note and the related interest expense have been eliminated in the consolidation of VLH, a variable interest entity, during the three month period ended March 31, 2009, as the related convertible note receivable was contributed to VLH by its member.
MORTGAGE NOTE PAYABLE
     The Company has a mortgage note payable on the land upon which the California facility resides. The note is for $250,000, bears interest at 6.75% per annum and matures five years from inception. Monthly payments of $1,638 are based on a ten year amortization.
PRIVATE FINANCING
     On January 24, 2008, the Company entered into a private financing with three investors (the “Investors”) for a total amount of $4,500,000 (the “Financing”). The Financing was offered at an original issue discount of 10%. The Company used the proceeds to fund the acquisitions described above, to fund further development activities and to provide working capital. As consideration for the Financing, the Investors received a note issued by the Company in the amount of $4,500,000 with interest accruing at 10% per annum to be paid monthly and the principal balance to be paid in full one year from the closing date (the “Note”). In addition, the Company issued to the Investors 750,000 Class A Warrants and 750,000 Class B Warrants, which may be exercised at $8.25 and $11.00 per warrant share, respectively (the “Warrants”). The Company further agreed not to call any Warrants until a registration statement registering all of the Warrants was declared effective. A placement fee of $225,000 was paid from the proceeds of this loan.
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
     On April 7, 2008, the shareholders of the Company approved the issuance of additional shares so that convertible notes could be issued to the note holders to replace the original notes dated January 24, 2008. The Company is required to recognize

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT — CONTINUED
a discount for the intrinsic value of the beneficial conversion feature of the notes, which is to be recognized as interest expense through the redemption date of the notes, which is January 24, 2009. That amount was calculated to be $3,675,000, and recognition was limited to $2,936,250 in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” as the debt discount is limited to the proceeds allocated to the convertible instrument of $4,500,000. That discount is being amortized over the life of the loan. During the three month periods ending March 31, 2009 and 2008, the Company recognized interest expense of approximately $230,000 and $0 related to this discount.
     On January 24, 2009, the convertible notes became due. Because the Company did not have sufficient cash to repay the notes, the Company agreed to convert the notes to shares at the default rate, although no event of default had occurred. As of March 31, 2009, the note holders had converted principal in the amount of $2,311,567 into 3,313,836 shares of common stock. In consideration for entering into this agreement, the Company granted 200,000 shares of common stock to the note holders. An expense of $562,000 is included in the statement of operations for the three months ended March 31, 2009 for this stock grant, which represents the market value of 200,000 shares on the date they were granted. In addition, the notes accrue interest at 10% of their declining balance as they are paid off through the issuance of stock. Interest expense of $62,308 was recorded in the three months ended March 31, 2009.
DERIVATIVE INSTRUMENTS
     Upon the adoption of EITF 07-5 on January 1, 2009, the Company determined that the conversion features within the convertible notes payable issued in the January 2008 private financing to be an embedded derivative which was required to be bifurcated and shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the conversion feature was determined using the Black-Scholes model and resulted in a fair value of $5,083,108. The fair value at January 1, 2009 was recognized as a cumulative effect of accounting change in the Company’s consolidated statement of changes in owners’ equity (deficit).
     During the three months ended March 31, 2009, 2,311,567 conversion features, or 51%, were converted to common stock at the default rate in accordance with the agreement dated January 29, 2009 with the note holders. The effect of the derivative instruments in the three months ended March 31, 2009 was recorded in our consolidated statements of operations and was a derivative gain of $1,411,985.
     The remaining derivative instruments as of March 31, 2009 have been recorded as derivative liabilities in the current liabilities section of the balance sheet. The fair value of these derivative instruments was $1,103,123 at March 31, 2009. Subsequent to March 31, 2009, the remaining derivative instruments have been converted to common stock.
NOTE 7 — CAPITALIZATION OF INTEREST COSTS
     The Company has capitalized interest costs, net of certain interest income, in accordance with SFAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants,” related to its New Jersey Economic Development Authority Bonds in the amount of $1,077,686 as of March 31, 2009 and December 31, 2008, respectively. Capitalized interest is initially included with construction-in-progress on the consolidated balance sheets. As assets are placed in service, the capitalized interest is added to the value of the assets on a pro-rata basis.
NOTE 8 — OWNERS’ EQUITY (DEFICIT)
     At its April 3, 2008 special meeting of shareholders, the shareholders approved a resolution to decrease the number of common shares that the Company is authorized to issue from 75,000,000 to 40,000,000, and the number of preferred shares that the Company is authorized to issue from 25,000,000 to 10,000,000. The Company believes that 40,000,000 shares of common stock may not be sufficient to meet its future needs.
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

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 8 — OWNERS’ EQUITY (DEFICIT) — CONTINUED
     On February 16, 2007, the Company successfully completed an initial public offering of 1,800,000 common shares and 3,600,000 warrants for a total offering of $9,900,000, before issuance costs. The Company’s initial public offering is recorded net of issuance costs and expenses of approximately $1,736,715. The warrants consist of 1,800,000 redeemable Class A warrants and 1,800,000 non-redeemable Class B warrants, each warrant to purchase one share of common stock. The common stock and warrants traded as one unit until March 13, 2007 when they began to trade separately.
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
     On January 24, 2009, the Company issued 200,000 shares of its common stock to the holders of its convertible debentures as consideration for the refinancing described above. The Company recognized interest expense of $562,000 related to this issuance.
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
     On January 24, 2008, in conjunction with the private financing arrangement of the Company described in Note 6, the Company issued 750,000 Class A and 750,000 Class B Warrants to the Investors. Such warrants are exercisable for one share of the Company’s common stock, adjusted for dividends, at $8.25 and $11.00, respectively. Once the Company’s registration statement related to the underlying shares was declared effective, one-half of the warrants were returned to the Company by the Investors, as described in Note 6.
     On March 17, 2009, in conjuction with the release of certain restricted cash balances, the Company issued 2,284,409 Class B warrants to the holders of the New Jersey Economic Development Authority bonds. Such warrants are exerciseable for one share of the Company’s common stock, adjusted for dividends, at $11.00.
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
     Until the redemption date, the Class A warrants were convertible into common stock at an exercise price of $8.25. Each warrant exercised at this price received 1.276 shares of common stock. Prior to the notification of redemption, approximately 756,000 Class A warrants had been exercised. After the redemption, an additional 673,000 warrants were exercised. In total, from both the exercise and redemption of warrants, the Company received proceeds of approximately $11,344,000. The Company is obligated to remit to its transfer agent funds sufficient to compensate warrant holders for the remaining warrants, which may be redeemed for $.25 each for an indefinite period. This amount of $284,237 was subtracted from the cash received for exercise of the warrants, representing the amount necessary to redeem the remaining warrants.
NOTE 9 — STOCK OPTION PLAN
     The following table presents the activity under the 2006 Stock Option Plan from January 1, 2009 through March 31, 2009:

	Weighted Average
	Shares	Price per Share
Outstanding at January 1, 2009	1,246,735	$4.50
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding and exercisable at March 31, 2009	1,246,735	$4.50

     As of March 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan.
NOTE 10 — ACQUISITIONS
     On January 24, 2008, the Company acquired the assets, including the intellectual property, of Waste Recovery Industries, LLC of Paso Robles, CA. The purchase price was $500,000.
     On January 24, 2008, the Company also formed Converted Organics of California, LLC, a wholly-owned subsidiary of Converted Organics Inc., who acquired the net assets of United Organic Products, LLC of Gonzales, CA (“UOP”). This facility is operational and began to generate revenues for the Company immediately upon acquisition. The purchase price was $2,500,000.
     The acquisitions have been accounted for in the first quarter of 2008 using the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the net assets have been recorded at their estimated fair values, and operating results have been included in the Company’s consolidated financial statements from the date of acquisition.
     The allocation of the purchase price based on the appraisal is as follows:

Inventories	$11,114
Accounts receivable	28,702
Technological know-how	271,812
Trade name	228,188
Existing customer relationships	2,030,513
Building	111,584
Equipment and machinery	543,000
Assumption of liabilities	(224,913)

Total purchase price	$3,000,000

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 10 — ACQUISITIONS — CONTINUED
          The unaudited supplemental pro forma information discloses the results of operations for the current fiscal year up to the date of the most recent interim period presented (and for the corresponding periods in the preceding year) as though the business combination had been completed as of the beginning of that period.
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

	Three months ended March 31,
	2009	2008
Revenues (in thousands)	$492	$260
Net loss (in thousands)	(3,903)	(2,449)
Net loss per share — basic and diluted	(.49)	(.45)
NOTE 11 — RELATED PARTY TRANSACTIONS
ACCRUED COMPENSATION-OFFICERS, DIRECTORS AND CONSULTANTS
     As of March 31, 2009 and December 31, 2008, the Company has an accrued liability totaling approximately $375,000 and $431,000, respectively, representing accrued compensation to employees, officers, directors and consultants.
CONVERTED ORGANICS OF RHODE ISLAND, LLC
     A development consultant who has provided services to the Company is a minority owner of Converted Organics of Rhode Island, LLC. For the three month period ended March 31, 2009 the consultant was paid $15,000, and received 121,528 shares of the Company’s common stock for services rendered.
PACKAGING VENDOR
     The Company has purchased packaging materials from a vendor which is partially owned by an employee of the Company. The Company made purchases of $9,000 from this vendor in the three months ended March 31, 2009.
NOTES PAYABLE
     The Company has a term note due to its CEO in the amount of $89,170 at March 31, 2009 and December 31, 2008.
NOTE 12 —COMMITMENTS AND CONTINGENCIES
     In addition to the operating lease commitment for its headquarters, the Company signed an operating lease during June 2006 for Woodbridge. The lease term is for ten years and the Company has exercised an option to renew for an additional ten years. In 2008, the Company signed a ten-year lease for land with the Rhode Island Resource Recovery Council. Future minimum lease payments under these leases are as follows:

For years ended December 31,
2009 (April 1, 2009 through December 31, 2009)	$783,600
2010	1,044,800
2011	1,056,200
2012	1,069,100
2013	1,077,400
2014 and thereafter	9,024,000

$14,055,100

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 12 — COMMITMENTS AND CONTINGENCIES — CONTINUED
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
NOTE 13 – SUBSEQUENT EVENTS
     On May 7, 2009, the Company entered into an agreement with an institutional investor (the “Investor”), wherein the Company agreed to sell to the Investor, for the sum of $1,182,000, six-month nonconvertible original issue discount notes with principal amounts of $1,330,000 (the “Notes”). The agreement provides that if the Company raises over $1.33 million while the Notes are outstanding, the first $1,330,000 must be used to repay the notes. Additionally, in connection with the Notes issued pursuant to the agreement , the Investor will receive five-year warrants to purchase 750,000 shares and 350,000 shares, respectively, of Company common stock, with exercise prices of $1.00 per share and $1.50 per share, respectively, subject to certain anti-dilution rights for issuance below the exercise prices. The Notes shall be senior secured obligations of the Company on the Company’s unencumbered assets, and the Investor will take a second lien on the Company’s encumbered assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated interim financial statements and related notes to the consolidated interim financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2008. Actual results could differ materially from these forward-looking statements. Converted Organics Inc. is sometimes referred to herein as “we”, “us”, “our” and the “Company”.
Introduction
          Our operating structure is composed of our parent company, Converted Organics Inc., two wholly-owned operating subsidiaries and a 92.5% owned non-operating subsidiary. The first operating subsidiary is Converted Organics of Woodbridge, LLC, which includes the operation of our Woodbridge, New Jersey facility. The second operating subsidiary is Converted Organics of California, LLC, which includes the operating activity of our Gonzales, California facility. The 92.5% owned subsidiary is Converted Organics of Rhode Island, LLC, which currently has no operating activity. Our Company constructs and operates processing facilities that use food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. In addition to our current sales in the agribusiness and retail markets, we plan to sell and distribute our products in the turf management market. We have hired experienced sales and marketing personnel in these markets and have begun to introduce the product to the marketplace. We plan to hire additional experienced sales personnel during 2009. We also hope to achieve revenue by licensing the use of our technology to others.
              Woodbridge Facility
          We obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the landlord has modified and that we have equipped as our first internally constructed organic waste conversion facility. We currently have limited operation at that facility and in the first quarter of 2009 we began to record tip fee and product sales revenue. Also, we are currently producing both liquid and dry product at that facility. At full capacity, the Woodbridge facility is expected to process approximately 78,000 tons of organic food waste and produce approximately 9,900 tons of dry product and approximately 10,000 tons of liquid concentrate annually. We are in the process of completing additional upgrades to the Woodbridge facility, which are expected to be completed by June 2009, and which we believe will allow us to increase capacity at the facility to approximately 70% of full capacity. During the first quarter of 2009, we generated revenue from this facility in the form of tip fees of approximately $54,000 and product sales of approximately $154,000. In order for this facility to be cash flow positive, we estimate that sales would need to be in a range of $450,000 to $550,000 per month. We estimate that the product can be sold in the range of $400 to $700 per ton based on the market to which it is sold. Therefore the potential monthly sales from this facility, at 70% capacity ranges from approximately $700,000 to $1,100,000. We are currently at approximately 30% capacity and will require additional funding in order to achieve 70% capacity. Cash flow generated by exceeding that sales number would be used to fund operations at the corporate level and to pay down the payables related to construction activity at this facility.
              UOP Acquisition; Gonzales Facility
          On January 24, 2008, we acquired the net assets of United Organic Products, LLC (“UOP”), which was under common ownership with Waste Recovery Industries, LLC (“WRI”). With this acquisition, we acquired a leading liquid fertilizer product line, as well as the Gonzales facility, which is a state-of-the-art production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for us in February 2008. The purchase price of $2,500,000 was paid in cash of $1,500,000 and notes payable of $1,000,000. The note matures on February 1, 2011, has an interest rate of 7% per annum, is payable monthly in arrears, and is convertible into our common stock six months after the acquisition date for a price equal to the average closing price of the stock on NASDAQ for the five days preceding conversion. As of the filing date of this report, the note payable has a remaining principal balance of approximately $575,000 and the holder has converted approximately $90,000 of the note into 80,000 shares of our common stock.
          The Gonzales facility generated revenue during the first quarter of 2009 of approximately $231,000 with a negative operating margin. We plan to improve this operating margin by channeling sales into the turf and retail markets, which we believe to be more profitable, by generating tip fees from receiving additional quantities of food waste and by reducing the amount of raw material and freight costs currently associated with the production process. In addition, we have plans to add capacity to the Gonzales plant, whereby the plant will produce approximately three times its current production and will be capable of producing both liquid and solid products. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing but have delayed the upgrades which would allow us to produce dry product. The remaining upgrades have been delayed due to cash flow constraints.
          In order for the Gonzales facility to begin to generate cash flow from operations, it would need to generate sales levels of $150,000 to $200,000 per month for 2009. We estimate that the plant under its current configuration could generate monthly sales in the range of $350,000 to $400,000. If sales increase above the $150,000 to $200,000 per month level, we expect the additional cash flow from the Gonzales facility will be used to offset operating expenses at the corporate level. Based on 2009 sales as of the date of this report, we will need to increase sales volumes to achieve breakeven sales levels. There is no assurance that we will be successful in increasing sales volumes.
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

	Three months ended March 31,
	2009	2008
Revenues (in thousands)	$492	$260
Net loss (in thousands)	(3,903)	(2,449)
Net loss per share — basic and diluted	(.49)	(.45)
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
Recent Financing Activities
January 2008 and March 2009 Financings
          On January 24, 2008, we entered into private financing with three investors for a total amount of $4,500,000 (the “2008 Financing”). We used the proceeds to fund the acquisition of assets described above, to fund further development activities and to provide working capital. The 2008 Financing was offered at an original issue discount of 10%. The investors were issued convertible debentures in the amount of $4,500,000, with interest accruing at 10% per annum and with the principal balance to be paid by January 24, 2009, which was extended to July 24, 2009. In addition, we issued to the investors an aggregate of 375,000 Class A Warrants and 375,000 Class B Warrants which may be exercised at $8.25 and $11.00 per warrant share, respectively. A placement fee of $225,000 was paid out of the proceeds of this loan. The investors had the option, at any time on or before the extended maturity date (July 24, 2009) to convert the outstanding principal of the convertible debentures into shares of our common stock at the rate per share equal to 70% of the average of the three lowest closing prices of common stock during the 20-day trading period immediately prior to a notice of conversion. As of April 28, 2009, the investors have converted approximately 6,991,778 shares reducing the principal amount of the debt to $0.
          On March 6, 2009, we entered into an agreement with the holders of our $17.5 million New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures on its New Jersey facility and to defer interest payments on the bonds through July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, we issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant.
          On March 6, 2009, we also entered into transaction agreements with an investor to purchase a series of convertible term notes of up to $1,500,000 with a 10% original issue discount. The investor placed funds into escrow on March 10, 2009 to acquire $500,000 in principal amount of the convertible notes to be released upon receiving stockholder approval, and will acquire four additional $250,000 increments in principal amount of the note with the first increment occurring on the 30th day after receiving stockholder approval, and the remaining three increments occurring monthly, thereafter. This agreement, including conversion terms and issuance of Class B warrants, was subject to shareholder approval. A special meeting of the shareholder’s was scheduled for April 23, 2009, at which time a quorum was not present and the meeting was cancelled. On May 4, 2009, the Company and the investor mutually agreed to terminate the transaction agreements and all obligations of the parties under the agreements. No termination penalties were paid by either party. The Company does not intend to pursue this financing arrangement.
          On May 7, 2009, we entered into an agreement with an institutional investor (the “Investor”), wherein we agreed to sell to the Investor, for proceeds of $1,182,000, six-month non-convertible notes with a principal amount of $1,330,000 (the “Note”). The agreement provides that if the Company raises over $1.33 million while the Notes are outstanding, the first $1,330,000 must be used to repay the Note. Additionally, in connection with the Note issued pursuant to the agreement, the Investor will receive five-year warrants to purchase 750,000 shares and 350,000 shares, respectively, of our common stock, with exercise prices of $1.00 per share and $1.50 per share, respectively, subject to certain anti-dilution rights for issuance below the exercise prices. The Note is a senior secured obligation of the Company on the Company’s unencumbered assets, and the Investor received a second lien on the Company’s encumbered assets.
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
          The total cost of the plant is expected to exceed the estimate of $14.6 million by approximately $2.2 million (which does not include $4.6 million of lease financing). Also, we have purchased additional equipment, which will allow us to produce additional product, which is in high demand by the retail market. The estimated cost of this additional equipment is approximately $1.5 million. We have decided to incorporate the HTLC technology acquired from WRI into the Woodbridge facility. We estimate that these costs could be approximately $2.0 million, bringing the total plant cost to $20.3 million, not including lease financing. Installation of the HTLC technology and additional equipment was dependent on our ability to raise additional capital. When this did not occur, we began to seek extended payment terms with the construction vendors. As of the filing date of this report, we have not negotiated revised payment terms with a majority of our construction vendors. These construction vendors have placed liens on the property in New Jersey, which is further discussed in the liquidity and capital resources section. The purpose of adding the HTLC technology to the Woodbridge facility is two fold: first, we believe it will significantly lower operating costs, most notably utility costs as the need to evaporate significant amounts of liquid byproduct would no longer be necessary, and two, the non evaporated liquid by product can be used in the production process and sold as additional product.
          During the start up phase at the Woodbridge facility, we have experienced emissions violations related to odor issues. We have been fined by the Middlesex County Health department for these violations and we are presently in the process of correcting the problems causing the odors. If necessary, we plan to hire additional consultants to assist with the correction process.

Full-scale Operations
          Full capacity at the Woodbridge facility would provide capacity of approximately 250 tons per day. As discussed above, we are in the process of completing additional upgrades to the Woodbridge facility, which are expected to be completed by June 2009, and which we believe will allow us to increase capacity at the facility to approximately 70% of full capacity. We have two revenue streams: (i) tip fees that in our potential markets range from $40 to $80 per ton, and (ii) product sales. Tip fees are paid to us to receive the organic waste stream from the waste hauler; the hauler pays us, instead of a landfill, to take the waste. If the haulers source separate and pay in advance, they will be charged tip fees that are up to 20% below market. As of the filing of this report we are accepting solid waste for processing, we are recording tip fee revenue, we are producing both solid and liquid product and we are recording solid and liquid product sales revenue. During the first quarter of 2009 we had approximately $54,000 of tip fee revenue and $154,000 of product sale revenue from the Woodbridge facility.
          Operations at the Gonzales facility began in February 2008, with the production of approximately 25 tons per day of liquid fertilizer. This output is presently being sold into the California agricultural market. Revenue for the first quarter of 2009 was approximately $231,000 from this facility and we have completed certain upgrades to the plant which allow us to accept solid food waste for processing. We have not completed the upgrades that allow us to produce a solid fertilizer product as we have delayed those enhancements due to cash flow restrictions.
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

Liquidity and Capital Resources
          At March 31, 2009, we had total current assets of approximately $3.0 million consisting primarily of cash, restricted cash, accounts receivable, inventories and prepaid assets, and had current liabilities of approximately $9.6 million, consisting primarily of accounts payable, derivative liabilities, accrued expenses and notes payable leaving us with negative working capital of approximately $6.6 million. Non-current assets totaled $27 million and consisted primarily of property and equipment, intangible assets, construction in process and restricted cash. Non-current liabilities consist primarily of a mortgage payable of $244,000 and bonds payable of $17,500,000 at March 31, 2009. We have an accumulated deficit at March 31, 2009 of approximately $32.7 million. Owners’ equity at March 31, 2009 was approximately $3.0 million. For the first quarter of 2009, we generated revenues from operations of approximately $492,000.
          At March 31, 2009, our current liabilities are greater than our current assets by approximately $6.6 million, of which $2.2 million of current liabilities was composed of the convertible debentures from the 2008 Financing which had a due date of July 24, 2009 and were convertible into shares of our common stock. As of May 10, 2009 the entire remaining principal amount of the debentures has been converted into shares of common stock. We also have trade accounts payable of approximately $5.3 million of which approximately $4.5 million relates to construction at the Woodbridge facility. We will need to enter into agreements with the various construction vendors as we do not currently have the funds available to pay these amounts. If we are unable to come to agreements with our construction vendors, the vendors may attempt to take actions against us or the Woodbridge facility (certain contractors have placed liens on the Woodbridge facility), which could result in interruptions to the operations of the Woodbridge facility, which would adversely affect our business results.
          Our independent registered public accountants have issued a going-concern opinion on our financial statements as of December 31, 2008. The Company had incurred a net loss of approximately $16.2 million during the year ended December 31, 2008, had a working capital deficiency as of December 31, 2008 and an accumulated deficit of approximately $26.6 million. As of March 31, 2009 the Company continued to have a working capital deficiency and for the three months ended March 31, 2009 the Company had a net loss of $3.9 million and an accumulated deficit of approximately $32.7 million.
          Our plan to become cash flow positive and to work through our current working capital deficit is as follows. We currently have manufacturing capabilities in our Woodbridge and Gonzales facilities as a means to generate revenues and cash. Our cash requirements on a monthly basis are approximately $275,000 at the corporate level, $500,000 for Woodbridge and $175,000 for Gonzales. Currently, only the Gonzales facility is generating enough cash flow to cover its cash requirements, leaving us with a cash shortfall of approximately $775,000 per month. We estimate, that at the current production capacity, we could provide enough product to achieve additional sales of $1,000,000 to $1,500,000 per month, which at those levels, would provide sufficient cash flow to cover our cash requirements, including additional variable costs associated with increased production. Until such sales levels are achieved and we are cash flow positive, we will have to seek additional means of financing in order to cover the shortfall. During the first quarter of 2009 and up until May 10, 2009 we reduced the entire $4.5 million convertible debenture balance from the Company’s 2008 Financing by converting the balance into shares of our common stock. In addition, during the first quarter of 2009, the Holders of the NJEDA bonds released $2.0 million of escrowed funds for us to use and we have obtained $1,330,000 of secured debt financing. In addition we have filed for a shelf registration statement which would allow us to sell shares into the market to raise additional financing of up to $12.5 million. We plan to use the proceeds from the secured debt and the shelf registration statement to fund working capital requirements and to add additional sales and marketing personnel in order to achieve increased sales levels during the remainder of 2009. Specifically we are seeking sales personnel to assist with sales of liquid product into the agricultural market. There can be no assurance that we can raise additional funds from the shelf registration statement or achieve the desired sales levels, and if neither were achieved, we estimate that we would have sufficient cash to last through July 2009. In addition, we have an outstanding amount due to our New Jersey construction vendors in the amount of approximately $4.5 million. The funds from the $1,330,000 secured debt or the shelf registration statement will not be used towards payment of the construction vendor amounts and we are currently negotiating with the contractors to issue convertible notes for the outstanding amounts owed. The Company has not finalized these negotiations and the major contractors have placed liens on the Woodbridge facility.

          During this period of limited cash availability we plan to lower costs in the administrative areas of the company and to concentrate on production in both Woodbridge and Gonzales. In addition, we will also have to curtail certain production and sales costs until sales orders begin to increase to the desired levels, most notably we will have to limit the production of product to two variations of liquid and dry product and the desired sales level will have to be derived from those products.
          We do not have any commitments for additional equity or debt funding, and there is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. Moreover, we are not permitted to borrow any future funds unless we obtain the consent of the bondholders of the New Jersey Economic Development Bond. We have obtained such consent for prior financing, but there is no guarantee that we can obtain such consent in the future.
Results of Operations
          During the three months ended March 31, 2009, we had sales of approximately $492,000 compared to $260,000 for the same period in 2008. During 2009, we had cost of goods sold of approximately $1,644,000, leaving a negative gross margin of approximately $1,152,000 compared to $222,000 cost of goods sold and $38,000 gross margin for the same period in 2008. The negative gross margin was generated due to high production costs (salaries, rents, depreciation, supplies, etc.) at both our Woodbridge and Gonzales facilities and low sales and production volume. We expect the gross margin to improve in the future as we increase production and expand our sales efforts into more profitable markets. Of the $1,152,000 negative gross margin in the quarter ended March 31, 2009, approximately $145,000 was generated at our Gonzales facility due to lower than expected sales volume and higher than anticipated production and transportation costs, and approximately $1,500,000 in negative gross margin was generated at our Woodbridge facility due to low sales volume and the start-up nature of the facility.
          We incurred operating expenses of approximately $2,265,000 and $1,809,000 for the quarter ended March 31, 2009 and 2008, respectively. The principal component of the approximately $456,000 increase in operating expenses is an increase in general and administrative expenses of $403,000 and an increase in research and development expenses of $40,000. The majority of the increase in general and administrative expenses is for an increase in salaries of $99,000 representing additional personnel added in late 2008 and 2009, an increase of $88,000 in legal and professional fees and an increase in marketing expenses of $27,000.
          Interest expense for the quarters ended March 31, 2009 and 2008 was $1,907,000 and $753,000, respectively. The increase in interest expense is primarily due to recognition of $562,000 of interest expense associated with the extension of the convertible debentures issued in January 2008, which became due in January 2009 and which were extended until July 2009 (issuance of 200,000 shares of common stock) and recognition of approximately $660,000 of interest expense associated with the issuance of warrants in connection with the March 6, 2009 Financing.
          Amortization of other intangible assets expense was $101,291 for the quarter ended March 31, 2009 and $86,249 during the same period in 2008. The increase is due to amortization of costs associated with the convertible debentures issued in the 2008 Financing, which are being amortized over the life of the loan.
          For the quarter ended March 31, 2009, net loss was $3.9 million compared to $2.4 million for the same period in 2008. The $1.5 million increase in net loss primarily represents the effects of the increase in our cost of production (primarily the Woodbridge facility) of $1.4 million, a $443,000 increase in our operating costs, a $1.2 million increase in our interest expense offset by recognition of a $1.4 million derivative gain.

          As of March 31, 2009, we had current assets of approximately $3.0 million compared to $7.2 million as of December 31, 2008. Our total assets were approximately $30.4 million as of March 31, 2009 compared to approximately $32.6 million as of December 31, 2008. The majority of the decrease in current assets from December 31, 2008 to March 31, 2009 is due to the use of cash for working capital requirements.
          As of March 31, 2009, we had current liabilities of approximately $9.6 million compared to $9.5 million at December 31, 2008. This decrease is due largely to the conversion of debt into shares of our commons stock offset by an increase in accounts payable to construction vendors. In addition, we had long-term liabilities of approximately $17.8 million as of March 31, 2009 as compared to $18.1 million at December 31, 2008.
          For the three months ended March 31, 2009 we had negative cash flow from operating activity of approximately $2 million, comprising primarily loss from operations offset by certain non-cash items such as depreciation, amortization of deferred financing fees and amortization of discounts on private financing, and an increase in accounts payable and accrued expenses. We also had negative cash flow from investing activities of $221,000, primarily related to construction at the New Jersey facility, offset by the release of restricted cash set aside for that purpose. The negative cash flow from both operating and investing activities was offset by approximately $5,900 in positive cash flow from financing activities comprising proceeds from capital lease obligations and member’s contribution.
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
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the first quarter of 2009, we issued 121,528 unregistered shares of common stock to Mr. David Darlington in connection with Mr. Darlington’s efforts in helping to develop Converted Organics of Rhode Island, LLC. We also issued an aggregate of 200,000 unregistered shares of common stock to Professional Offshore Opportunity Fund, Ltd., Professional Traders Fund, LLC and High Capital Funding, LLC (“Debenture holders”) in connection with the Debenture holders agreeing to execute Amendments to the $4.5 million secured convertible debenture. We also issued 2.3 million Class B warrants to Oppenheimer Funds Inc. to accommodate the transaction of releasing certain reserve accounts. These transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the “1933 Act”), pursuant to Section 4(2) and Regulation D under the 1933 Act, as the recipients are an “accredited investor” as defined in the 1933 Act.
Item 3. Defaults upon Senior Securities
     During the three months ended March 31, 2009 we were not in default of any of our indebtedness.
Item 4. Submission of Matters to a Vote of Security Holders
     A special meeting of shareholders was scheduled for April 23, 2009 in connection with the March 6, 2009 financing agreement with an investor to purchase a series of convertible term notes of up to $1,500,000 with a 10% original issue discount. On April 23, 2009, a quorum was not present and the meeting was cancelled. The company does not intend to pursue this financing arrangement.
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

Converted Organics Inc.
Date: May 15, 2009	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer

Date: May 15, 2009	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration

Date: May 15, 2009	/s/ Ellen P. O'Neil
Ellen P. O'Neil
Vice President of Finance & Accounting