Form 10-Q
period 2009-06-30
Converted Organics Inc.
filed 2009-08-14
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 14, 2009, there were 20,412,708 shares of our common stock outstanding.

Item 1.	Financial Statements
CONVERTED ORGANICS INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,808,156	$3,357,940
Restricted cash	50,941	2,547,557
Accounts receivable, net	503,998	313,650
Inventories	407,973	289,730
Prepaid rent	490,286	389,930
Other prepaid expenses	128,399	73,937
Deposits	92,520	141,423
Other receivables	—	94,250
Deferred financing and issuance costs, net	—	22,042

Total current assets	3,482,273	7,230,459

Deposits	861,244	912,054
Restricted cash	29,716	60,563
Property and equipment, net	22,825,134	19,725,146
Construction-in-progress	217,564	974,900
Capitalized bond costs, net	838,175	862,010
Intangible assets, net	2,709,961	2,852,876

Total assets	$30,964,067	$32,618,008

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Term notes payable — current	$1,261,089	$89,170
Accounts payable	4,279,836	3,583,030
Accrued compensation, officers, directors and consultants	389,849	430,748
Accrued legal and other expenses	363,545	164,620
Accrued interest	616,249	601,166
Convertible notes payable, net of unamortized discount	342,984	4,602,660
Capital lease obligations — current	11,284	—
Mortgage payable	—	3,006

Total current liabilities	7,264,836	9,474,400

Capital lease obligation, net of current portion	34,806	—
Term notes payable, net of current portion	1,008,094	—
Mortgage payable, net of current portion	—	245,160
Convertible note payable, net of current portion	198,466	351,516
Bonds payable	17,500,000	17,500,000

Total liabilities	26,006,202	27,571,076

COMMITMENTS AND CONTINGENCIES	—	—

OWNERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 40,000,000 shares at December 31, 2008 and 75,000,000 at June 30, 2009	1,835	743
Additional paid-in capital	40,668,709	31,031,647
Member’s equity	—	619,657
Accumulated deficit	(35,712,679)	(26,605,115)

Total owners’ equity	4,957,865	5,046,932

Total liabilities and owners’ equity	$30,964,067	$32,618,008

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	$992,364	$492,864	$1,484,203	$752,907

Cost of good sold	2,113,074	402,552	3,757,264	624,548

Gross (loss) profit	(1,120,710)	90,312	(2,273,061)	128,359

Operating expenses
General and administrative expenses	2,502,643	3,759,197	4,175,661	5,346,419
Research and development	12,116	70,540	179,500	198,387
Depreciation expense	306,036	3,051	626,216	6,889
Amortization of capitalized costs	79,251	99,834	180,542	186,083
Amortization of license	4,125	4,125	8,250	8,250

Loss from operations	(4,024,881)	(3,846,435)	(7,443,230)	(5,617,669)

Other income/(expenses)
Interest income	11,952	77,807	22,247	206,627
Derivative gain	2,153,106	—	3,565,091	—
Other income	39,201	—	39,201	—
Interest expense	(1,202,959)	(2,374,165)	(3,109,711)	(3,127,332)

	1,001,300	(2,296,358)	516,828	(2,920,705)

Loss before provision for income taxes	(3,023,581)	(6,142,793)	(6,926,402)	(8,538,374)

Provision for income taxes	—	—	—	—

Net loss	$(3,023,581)	$(6,142,793)	$(6,926,402)	$(8,538,374)

Net loss per share, basic and diluted	(0.19)	(1.02)	(0.58)	(1.49)

Weighted average common shares outstanding	15,937,329	6,009,919	11,985,904	5,747,616

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY (DEFICIT)
Six months ended June 30, 2009
(Unaudited)

	Common Stock					Total
	Shares Issued and		Additional	Member’s	Accumulated	Owners’ Equity
	Outstanding	Amount	Paid-in Capital	Equity	Deficit	(Deficit)
Balance, January 1, 2009, before cumulative effect of change in accounting principle	7,431,436	$743	$31,031,647	$619,657	$(26,605,115)	$5,046,932

Cumulative effect of change in accounting principle	—	—	(2,936,250)	—	(2,146,858)	(5,083,108)

Balance, January 1, 2009, after cumulative effect of change in accounting principle	7,431,436	743	28,095,397	619,657	(28,751,973)	(36,176)
Member’s contributions	—	—	—	915,651	—	915,651
Member’s distributions	—	—	—	(201,630)	—	(201,630)
Deconsolidation of former variable interest entity	—	—	—	(1,367,982)	—	(1,367,982)
Common stock issued to holders of convertible notes payable in connection with extension	200,000	20	561,980	—	—	562,000
Common stock issued upon conversion of convertible notes payable	7,600,644	760	6,224,835	—	—	6,225,595
Common stock issued as compensation	121,528	12	120,301	—	—	120,313
Warrants issued in connection with release of restricted cash	—	—	662,479	—	—	662,479
Warrants issued in connection with financing short-term non-convertible note	—	—	920,995	—	—	920,995
Issuance of stock options	—	—	190,022	—	—	190,022
Common stock issued upon exercise of warrants	1,500,000	150	1,964,850	—	—	1,965,000
Issuance of common stock	1,500,000	150	1,927,850	—	—	1,928,000
Net income (loss)	—	—	—	34,304	(6,960,706)	(6,926,402)

Balance, June 30, 2009	18,353,608	$1,835	$40,668,709	$—	$(35,712,679)	$4,957,865

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,926,402)	$(8,538,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Consolidation of variable interest entity	—	6,164
Deconsolidation of variable interest entity	(596,170)	—
Amortization of intangible asset — license	8,250	8,250
Amortization of capitalized bond costs	23,835	23,835
Amortization of deferred financing fees	22,042	159,100
Amortization of intangible assets	134,665	—
Depreciation of fixed assets	1,015,444	98,194
Beneficial conversion feature	230,492	858,064
Amortization of discounts on private financing	147,813	1,563,750
Common stock issued for extension of convertible note payable	562,000	—
Common stock issued as compensation	120,313	—
Stock option compensation expense	190,022	2,329,951
Warrants issued in connection with private financing and equity transactions	1,583,474	—
Derivative gain	(3,565,091)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(262,558)	(238,340)
Inventory	(118,243)	(265,187)
Prepaid expenses and other current assets	(154,818)	(576,152)
Other assets	94,250	9,115
Deposits	108,713	(147,397)
Increase (decrease) in:
Accounts payable and other accrued expenses	3,195,195	598,309
Accrued compensation — officers, directors and consultants	(40,899)	(38,423)
Accrued interest	133,467	29,729
Other	(39,201)	25,000

Net cash used in operating activities	(4,133,407)	(4,094,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	2,527,463	6,194,617
Cash paid for acquisitions	—	(1,500,000)
Purchase of fixed assets	(3,512,559)	(131,222)
Capitalized interest	—	(398,570)
Construction costs	—	(5,329,283)

Net cash used in investing activities	(985,096)	(1,164,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Member’s contributions	230,983	425,000
Member’s distributions	(201,630)	—
Net proceeds from exercise of options	—	536,250
Net proceeds from exercise of warrants	1,965,000	6,159,580
Net proceeds from stock offering	1,928,000	—
Net proceeds from nonconvertible short-term note	1,183,500	—
Repayment of nonconvertible short-term note	(1,331,313)	—
Proceeds from private financing, net of original issue discount	—	3,715,000
Repayment of capital lease obligations	(6,888)	—
Repayment of term notes	(197,990)	(657,276)
Repayment of mortgage payable	(943)	(4,833)

Net cash provided by financing activities	3,568,719	10,173,721

NET (DECREASE) INCREASE IN CASH	(1,549,784)	4,914,851

Cash and cash equivalents, beginning of period	3,357,940	287,867

Cash and cash equivalents, end of period	$1,808,156	$5,202,718

Supplemental cash flow information:
Cash paid during the period in:
Interest	$1,031,973	$893,571

Non-cash financing activities:
Financing costs paid from proceeds of private financing	$—	$335,000
Equipment acquired through assumption of capital lease	52,979	—
Equipment acquired through assumption of term note	118,250	—
Common stock issued upon conversion of convertible notes payable	6,225,595	—
Beneficial conversion discount on convertible note	—	2,943,386
Discount on warrants issued in connection with financing	—	1,113,750
The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements of Converted Organics Inc. (the “Company”) have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results as of and for the three and six month interim periods ended June 30, 2009 and 2008.
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
     Converted Organics of California, LLC (“California”), a California limited liability company and wholly-owned subsidiary of the Company, was formed when the Company acquired the assets of United Organics Products, LLC. California operates a plant in Gonzales, California, in the Salinas Valley. California produces approximately 25 tons of organic fertilizer per day, and sells primarily to the California agricultural market. The California facility employs a proprietary method called High Temperature Liquid Composting (“HTLC”). The facility is currently being upgraded to expand its capacity and to enable it to accept larger amounts of food waste from waste haulers, thereby increasing revenue.
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
     Converted Organics of Rhode Island, LLC (“Rhode Island”), a Rhode Island limited liability company and subsidiary of the Company, was formed in July 2008 for the purpose of developing a facility at the Rhode Island central landfill.
NOTE 2 — GOING CONCERN — MANAGEMENT’S PLAN OF OPERATION
     As of December 31, 2008, the Company had incurred a net loss of approximately $16.2 million during the year ended December 31, 2008, had a working capital deficiency as of December 31, 2008 and an accumulated deficit of approximately $26.6 million. As of June 30, 2009, the Company continued to have a working capital deficiency and for the six months ended June 30, 2009 the Company had a net loss of $6.9 million and an accumulated deficit of approximately $35.7 million. The report of our independent registered public accounting firm as of and for the year ended December 31, 2008 contains an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.
     The Company currently has manufacturing capabilities in its Woodbridge and Gonzales facilities as a means to generate revenues and cash. The Company’s cash requirements on a monthly basis are approximately $275,000 at the corporate level, $500,000 for Woodbridge and $175,000 for Gonzales. Currently, only the Gonzales facility is generating enough cash flow to cover its cash requirements, leaving the Company with a cash shortfall of approximately $725,000 per month. The Company estimates, that at current production capacity, it could provide enough product to achieve additional sales of $1,000,000 to $1,500,000 per month which, at those levels, would provide sufficient cash flow to cover the Company’s operating requirements, including additional variable costs associated with increased production. Until such sales levels are achieved and the Company is cash flow positive, the Company will have to seek additional means of financing in order to cover the shortfall.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — GOING CONCERN — MANAGEMENT’S PLAN OF OPERATION — CONTINUED
     During the first six months of 2009, the Company has settled the entire $4.5 million convertible debenture balance from the Company’s private financing in 2008 (the “2008 Financing”) by converting the balance into shares of its common stock. In addition, during the first six months of 2009, the holders of the NJEDA bonds released $2.0 million of escrowed funds for the Company to use and the Company has secured $1,331,000 of secured debt financing. In addition, the Company has filed a shelf registration statement which will allow the Company to sell shares into the market to raise additional financing. The Company plans to use the proceeds from the $1,331,000 secured debt and the shelf registration statement to fund working capital requirements, retire debt and to add additional sales and marketing personnel in order to achieve increased sales levels during the remainder of 2009. During the second quarter of 2009, the Company raised approximately $4.2 million from the sale of common stock registered under the shelf registration statement. These funds were used to retire the $1,331,000 secured debt and to provide additional working capital for the Company.
     There can be no assurance that the Company can raise additional funds from the sale of common stock registered under the shelf registration statement or achieve the desired sales levels and, if neither were achieved, the Company estimates that it would have sufficient cash to last through October 2009. In addition, the Company has outstanding amounts due to its New Jersey construction vendors of approximately $4.2 million. The Company does not anticipate that funds from the sale of common stock registered under the shelf registration statement will be used towards payment of these amounts. The Company has negotiated with all, except one, contractor to issue notes for the outstanding amount owed. The Company has not finalized negotiations with the remaining contractor who has placed a lien on the Woodbridge facility and has commenced a lawsuit in the matter.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION
     The accompanying unaudited interim consolidated financial statements include the transactions and balances of Converted Organics Inc. and its subsidiaries, Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC and Converted Organics of Rhode Island, LLC. The transactions and balances of Valley Land Holdings, LLC, a variable interest entity of Converted Organics of California, LLC, were also consolidated therein until April 1, 2009. All intercompany transactions and balances have been eliminated in consolidation.
     The consolidated financial statements included Valley Land Holdings, LLC (“VLH”), as VLH had been deemed to be a variable interest entity of the Company as it was the primary beneficiary of that variable interest entity following the acquisition of the net assets of United Organic Products, LLC. VLH’s assets and liabilities consist primarily of cash, land and a mortgage note payable on the land on which the California facility is located. Its operations consist of rental income on the land from the Company and related operating expenses. In 2009, the sole member of VLH contributed cash and property to VLH in a recapitalization. VLH has henceforth been sufficiently capitalized and is no longer considered to be a variable interest entity of the Company. The Company has deconsolidated VLH as a variable interest entity as of April 1, 2009 in its financial statements.
USE OF ESTIMATES
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.
CASH AND CASH EQUIVALENTS
     The Company considers financial instruments with an original maturity date of three months or less from the date of purchase to be cash equivalents. The Company had cash equivalents of $0 at June 30, 2009 and $534,800 at December 31, 2008 consisting of certificates of deposit. These certificates of deposit were held by VLH.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
RESTRICTED CASH
     As of June 30, 2009, the Company had remaining approximately $81,000 of restricted cash as required by its bond agreement with the New Jersey Economic Development Authority. This cash was raised by the Company in its initial public offering and bond financing on February 16, 2007 and is set aside in reserve for bond principal and interest payments along with a reserve for lease payments. The Company has classified this restricted cash as non-current to the extent that such funds are to be used to acquire non-current assets or are to be used to service non-current liabilities. Third party trustee approval is required for disbursement of all restricted funds.
ACCOUNTS RECEIVABLE
     Accounts receivable represents balances due from customers, net of applicable reserves for doubtful accounts. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date. At June 30, 2009 and December 31, 2008, an allowance for doubtful accounts of $16,000 has been established against certain receivables that management has identified as uncollectible.
INVENTORIES
     Inventories are valued at the lower of cost or market, with cost determined by the first in, first out basis. Inventory consists primarily of raw materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves deemed necessary by management at June 30, 2009 and December 31, 2008.
PREPAID RENT
     The Company has recorded prepaid rent on its consolidated balance sheets which represents the difference between actual lease rental payments made as of June 30, 2009 and December 31, 2008, and the straight-line rent expense recorded in the Company’s consolidated statements of operations for the periods then ended relating to the Company’s facilities in Woodbridge, New Jersey and Gonzales, California.
DEFERRED FINANCING COSTS
     In connection with the private financing arrangement of January 24, 2008, the Company incurred legal and placement fees of $345,000. These fees were amortized over one year. Amortization expense of $22,042 and $150,458 was recorded during the six months ended June 30, 2009 and 2008, respectively, related to these costs. These costs have been fully amortized into expense as of June 30, 2009.
INTANGIBLE ASSETS
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
LONG-LIVED ASSETS
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such reviews are based on a comparison of the asset’s undiscounted cash flows to the recorded carrying value of the asset. If the asset’s recorded carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, the asset is written down to its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. No impairment charges were deemed necessary during the three and six month periods ended June 30, 2009 or 2008.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of seven to twenty years.
CAPITALIZED BOND COSTS
     In connection with its $17.5 million bond financing on February 16, 2007, the Company has capitalized bond issuance costs of $953,375 and is amortizing these costs over the life of the bond. Amortization expense of $11,917 and $23,835 was recorded in each of the three and six month periods ended June 30, 2009 and 2008, respectively.
REVENUE RECOGNITION
In accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” (“SAB 104”) revenue is recognized when each of the following criteria is met:
•	Persuasive evidence of a sales arrangement exists;

•	Delivery of the product has occurred;

•	The sales price is fixed or determinable, and

•	Collectability is reasonably assured.
In those cases where all four criteria are not met, the Company defers recognition of revenue until the period these criteria are satisfied. Revenue is generally recognized upon shipment.
SHIPPING AND HANDLING COSTS
     The Company records freight billed to customers for shipment of product as revenue with an offsetting charge to cost of goods sold for freight paid on shipments to customers.
FAIR VALUE MEASUREMENTS
     The Company has partially implemented SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. The standard is effective for fiscal years beginning after November 15, 2008. The major categories of assets and liabilities that have not been measured and disclosed using SFAS No. 157 fair value guidance are property and equipment and goodwill.
NEWLY ADOPTED ACCOUNTING STANDARDS
     In January 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”), No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which changes the disclosure requirements for Derivative instruments and hedging activities. SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 did not have a material impact on the condensed consolidated financial statements.
     In January 2009, the Company adopted Emerging Issues Task Force “(EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with certain provisions

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
that protect holders from a decline in the stock price (or “down-round” provisions). Warrants and convertible instruments with such provisions may no longer be recorded in equity. The Company evaluated whether its stock warrants and the conversion feature in its convertible notes contain provisions that protect holders from declines in the stock price or otherwise could results in modification of the exercise price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option. The Company determined that the conversion features in the convertible notes issued in the January 2008 private financing contain such provisions.
     In accordance with EITF 07-5, the Company, beginning on January 1, 2009, bifurcated and recognized these embedded conversion features as derivative liabilities at their fair value on each reporting date. The cumulative effect of the change in accounting for these instruments of $5,083,108 was recognized as an adjustment to the opening balance of accumulated deficit and additional paid-in capital at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of conversion features.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1”). FSP No. 107-1 requires summarized disclosure in interim periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board Opinion No. 28, Interim Financial Reporting. Previous to FSP No. 107-1, such disclosures were required only for annual periods. The adoption of FSP No. 107-1 on April 1, 2009 resulted in additional disclosures in the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 on June 30, 2009 required the Company to disclose the date through which they have evaluated subsequent events and whether that date is the date the financials were issued.
EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the three and six month periods ended June 30, 2009 and 2008.
SEGMENT REPORTING
     The Company has no reportable segments as defined by SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 4 — INVENTORIES
     The Company’s inventories consisted of the following at June 30, 2009 and December 31, 2008:

	2009	2008
Finished goods	$114,580	$214,053
Raw materials	152,016	18,785
Packaging materials	141,377	56,892

Total inventories	$407,973	$289,730

NOTE 5 — FAIR VALUE MEASUREMENTS
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
     The Company’s assets and liabilities that are reported at fair value in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008 were as follows:

		Balance
	Observable Inputs	June 30, 2009	December 31, 2008
Assets
Certificate of Deposit	Level 2	$0	$534,821
     The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, whose carrying amounts approximate fair value.
NOTE 6 — DEBT
TERM NOTES
     The Company has a term note payable to its CEO, Edward J. Gildea. The unsecured term note for $89,170 is dated April 30, 2007 with an original maturity of April 30, 2009 and accrues interest at 12% per annum. The note has been extended for one year until April 30, 2010. The Company paid accrued interest of $21,400 upon extension of the note’s due date. This note is subordinate to the New Jersey EDA bonds.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT — CONTINUED
     The Company entered into a financing agreement with an equipment financing company to acquire equipment for its Woodbridge facility. The note is for $118,250, bears an imputed interest rate of 9% and has a three year term, maturing January, 2012.
     On April 1, 2009, the Company agreed to convert certain accounts payable into a 12 month note with its landlord at the New Jersey facility, Recycling Technology Development Corporation (“Recycling Technology”). The Note bears interest at 9%, payable quarterly in arrears commencing September 30, 2009. The Note requires payments of $263,573 on September 30 and December 31, 2009, to be applied first to accrued interest and then to principal. A final installment of $318,832 is due on March 31, 2010.
     On June 17, 2009, the Company agreed to convert certain accounts payable into a 24 month note with SNC-Lavalin Project Services, Inc. (“SNC-Lavalin”) for $888,000. The terms of the Note require a $100,000 down payment, interest only payments for six months and the remaining principal balance to be repaid in 18 monthly installments of $43,778 commencing January 16, 2010. The Note has a stated interest rate of 6% for the first six months and 0% for months seven through twenty four. SNC-Lavalin’s lien will be released upon full and final payment of the Note. The Company has recorded a discount on the note representing imputed interest of $39,200, which will be amortized during the non-interest bearing period of the note repayment.
     On June 19, 2009, the Company also agreed to convert certain accounts payable into a 24 month note with Hatzel & Buehler, Inc. (“Hatzel & Buehler”) for $620,235. The terms of the Note require a $65,560 down payment, interest only payments for six months and the remaining principal and interest balance to be repaid in 18 monthly installments of $32,300 commencing February 1, 2009. The Note has a stated interest rate of 6% for the entire 24 month term. Hatzel & Buehler’s lien will be released upon full and final payment of the Note.
     The Company obtained the necessary bondholder consents to enter into these agreements.
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
     On March 6, 2009, the Company entered into an agreement with the holders of the New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures on its New Jersey facility and to defer interest payments on the bonds through July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, the Company issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant. The expense associated with these warrants of $662,000 is reflected as interest expense in the consolidated statements of operations for the six months ended June 30, 2009. On July 30, 2009 the deferred interest payments were paid in full.
CONVERTIBLE NOTE PAYABLE
     On January 24, 2008, in conjunction with the purchase of the net assets of UOP, the Company issued a note payable to the former sole member in the amount of $1,000,000. The note bears interest of 7% per annum and matures on February 1, 2011; monthly principal and interest payments are $30,877. The note became convertible by the holder six months after issuance. The Company recognized a discount related to the intrinsic value of the beneficial conversion feature of the note as interest expense through the stated redemption date of the note. That amount was calculated to be $7,136, and has been recorded as a component of additional paid-in capital. The balance of this note and the related interest expense had been eliminated in the consolidation of VLH, a variable interest entity, during the three month period ended March 31, 2009, as the related convertible note receivable was contributed to VLH by its member. As of June 30, 2009, VLH is no longer considered to be a variable interest entity of the Company, and therefore the balance of the note and the related interest are no longer eliminated in the consolidation.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT — CONTINUED
     During the six months ending June 30, 2009, the holder of the note commenced converting the principal and interest payments to shares of common stock. Accordingly, the Company issued 102,500 shares of common stock to the note holder, representing principal and interest payments of approximately $138,000.
MORTGAGE NOTE PAYABLE
     The Company had a mortgage note payable on the land upon which the California facility resides, through consolidation of VLH. The note is for $250,000, bears interest at 6.75% per annum and matures five years from inception. Monthly payments of $2,871 are based on a ten year amortization. This mortgage payable is no longer reflected in the financial statements of the Company as the former variable interest entity has been deconsolidated.
PRIVATE FINANCING
     On January 24, 2008, the Company entered into a private financing with three investors (the “Investors”) for a total amount of $4,500,000 (the “Financing”). The Financing was offered at an original issue discount of 10%. The Company used the proceeds to fund the acquisitions described above, to fund further development activities and to provide working capital. As consideration for the Financing, the Investors received a note issued by the Company in the amount of $4,500,000 with interest accruing at 10% per annum to be paid monthly and the principal balance to be paid in full one year from the closing date (the “Note”). In addition, the Company issued to the Investors 750,000 Class A Warrants and 750,000 Class B Warrants, which may be exercised at $8.25 and $11.00 per warrant, respectively (the “Warrants”). The Company further agreed not to call any Warrants until a registration statement registering all of the Warrants was declared effective. A placement fee of $225,000 was paid from the proceeds of this loan.
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
     On April 7, 2008, the shareholders of the Company approved the issuance of additional shares so that convertible notes could be issued to the note holders to replace the original notes dated January 24, 2008. The Company is required to recognize a discount for the intrinsic value of the beneficial conversion feature of the notes, which is to be recognized as interest expense through the redemption date of the notes, which is January 24, 2009. That amount was calculated to be $3,675,000, and recognition was limited to $2,936,250 in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT — CONTINUED
Conversion Features or Contingently Adjustable Conversion Ratios,” as the debt discount is limited to the proceeds allocated to the convertible instrument of $4,500,000. That discount is being amortized over the life of the loan. During the six month periods ending June 30, 2009 and 2008, the Company recognized interest expense of $230,492 and $0 related to this discount.
     On January 24, 2009 the convertible notes became due. Because the Company did not have sufficient cash to repay the notes, the Company agreed to convert the notes to shares at the default rate, although no event of default had occurred. As of March 31, 2009, the note holders had converted the full principal amount of $4,500,000 into 7,366,310 shares of common stock. In consideration for entering into this agreement, the Company granted 200,000 shares of common stock to the note holders. An expense of $562,000 is included in the statement of operations for the six months ended June 30, 2009 for this stock grant, which represents the market value of 200,000 shares on the date they were granted. In addition, the notes accrue interest at 10% of their declining balance as they are paid off through the issuance of stock. An additional 131,834 shares of common stock were issued on April 23, 2009 for accrued interest. Accrued interest of $7,232 has not been converted to shares of common stock.
     On May 7, 2009, the Company entered into an agreement with an institutional investor (the “Investor”), wherein the Company agreed to sell to the Investor, for the sum of $1,200,000, six-month non-convertible original issue discount notes with principal amounts totaling $1,331,000 (the “Note”). The agreement provides that if the Company raises over $1.33 million while the Notes are outstanding, the first $1,331,000 must be used to repay the note. Additionally, in connection with the Note issued pursuant to the agreement, the Investor received five-year warrants to purchase 750,000 shares and 350,000 shares of Company common stock, with exercise prices of $1.00 per share and $1.50 per share, respectively, subject to certain anti-dilution rights for issuance below the exercise prices. These warrants are not registered and cannot be traded. The expense associated with the issuance of these warrants was calculated using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.05%; no dividend yield; volatility factor of 96.7%; and a term of 5 years. The Company determined that the warrants issued have a fair value of $1,557,953. The Company recorded the relative fair value of the warrants to the underlying notes of $1,330,313 in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” as additional-paid-in capital and established a discount on the debt. The discount was fully amortized at the repayment of the note (12 days later) and at such time the entire amortization totaled approximately $637,850 for the three months ended June 30, 2009.
     Also pursuant to this agreement, the investment banker was issued five-year warrants to purchase 135,000 and 65,000 shares of Company common stock with exercise prices of $1.00 per share and $1.50 per share, respectively. The expense associated with these warrants was calculated in the same manner as described above. The expense of $285,000 is included in general and administrative expense on the consolidated statements of operations for the three and six month periods ending June 30, 2009 and 2008.
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
     During the six months ended June 30, 2009, all conversion features were converted to common stock at the default rate in accordance with the agreement dated January 29, 2009 with the note holders. The effect of the derivative instruments in the six months ended June 30, 2009 was recorded in the Company’s consolidated statements of operations and was a derivative gain of $3,565,091. No derivative liability is recorded as of June 30, 2009 as all derivative instruments have been converted into common stock.
NOTE 7 — CAPITALIZATION OF INTEREST COSTS
     The Company has capitalized interest costs, net of certain interest income, in accordance with SFAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants,” related to its New Jersey Economic Development Authority Bonds in the amount of $1,077,686 as of June 30, 2009 and December 31, 2008,

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 7 — CAPITALIZATION OF INTEREST COSTS — CONTINUED
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
     On February 16, 2007, as part of its initial public offering, the Company agreed to pay a 5% quarterly stock dividend, commencing March 31, 2007, and every full quarter thereafter, until Woodbridge is operational. The Company declared five such quarterly dividends amounting to 1,010,535 shares through March, 2008. As the New Jersey facility was operating as of June 30, 2008, no further dividends were declared under this agreement.
     At its April 3, 2008 special meeting of shareholders, the shareholders approved a resolution to decrease the number of common shares that the Company is authorized to issue from 75,000,000 to 40,000,000, and the number of preferred shares that the Company is authorized to issue from 25,000,000 to 10,000,000. At the time, the Company believed that 40,000,000 shares of common stock would be sufficient to meet its future needs.
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
     On May 19, 2009, the Company entered into an agreement with an institutional investor (the “Investor”) whereby the Investor agreed to purchase 1,500,000 shares of the Company’s common stock under its shelf registration statement, for $1.40 per share, providing the Company with $2.1 million before fees and expenses of $172,000, which were charged to Additional Paid-in Capital. The May 7, 2009 non-convertible short-term note described in Note 6 was immediately paid off with proceeds of this offering. In addition, and as an inducement to enter into this transaction, the Company issued the Investor 1,500,000 warrants, with a strike price of $1.40 and a 90 day term.
     At its June 25, 2009 annual meeting of shareholders, the shareholders approved a resolution to increase the number of common shares that the Company is authorized to issue from 40,000,000 to 75,000,000, given that the Company had the opportunity to raise capital through the issuance of additional shares.

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
WARRANT EXERCISE
     The Company received net proceeds of approximately $11,344,000 as a result of the exercise of approximately 1,381,000 Class A warrants (which includes the warrant redemption discussed below) and 600 Class B warrants in the year ended December 31, 2008. The Company issued approximately 1,781,000 shares of common stock in connection with the exercise of these warrants due to the cumulative effect of the Company’s stock dividends.
     On May 26, 2009, the Investor exercised its 1,500,000 warrants at $1.40, providing the Company with $2.1 million before fees and expenses of $135,000, which were charged to Additional Paid-in Capital. In addition, and as an inducement to enter into this transaction, the Company issued the Investor an additional 1,500,000 warrants with a strike price of $1.63 and an expiration date of May 27, 2014.
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
     Until the redemption date, the Class A warrants were convertible into common stock at an exercise price of $8.25. Each warrant exercised at this price received 1.276 shares of common stock. Prior to the notification of redemption, approximately 756,000 Class A warrants had been exercised. After the redemption, an additional 673,000 warrants were exercised. In total, from both the exercise and redemption of warrants, the Company received proceeds of approximately $11,344,000. The Company was obligated to remit to its transfer agent funds sufficient to compensate warrant holders for the remaining warrants, which may be redeemed for $.25 each for an indefinite period. This amount of $284,237 was subtracted from the cash received for exercise of the warrants, representing the amount necessary to redeem the remaining warrants.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 8 — OWNERS’ EQUITY (DEFICIT) — CONTINUED
     The following table sets forth the outstanding warrants as of June 30, 2009:

	Class B Warrants	Warrants	Warrants	Warrants	Warrants
	Exercise Price	Exercise	Exercise Price	Exercise Price	Exercise Price
	$11.00	Price $1.00	$1.50	$1.40	$1.63
Outstanding at January 1, 2009	2,648,029	—	—	—	—

Issued in connection with agreement with bond holders on March 6, 2009	2,284,409	—	—	—	—

Issued in connection with securing debt on May 5, 2009	—	885,000	415,000	—	—

Issued in connection with issuance of shares on May 19, 2009	—	—	—	1,500,000	—

Warrants exercised May 26, 2009	—	—	—	(1,500,000)	—

Issued in connection with May 26 warrants exercised	—	—	—		1,500,000

Outstanding at June 30, 2009	4,932,438	885,000	415,000	—	1,500,000

NOTE 9 — STOCK OPTION PLAN
     The following table presents the activity under the 2006 Stock Option Plan from January 1, 2009 through June 30, 2009:

	Weighted Average
	Shares	Price per Share
Outstanding at January 1, 2009	1,246,735	$4.50
Granted	233,500	1.10
Exercised	—	—
Canceled	(231,340)	4.75

Outstanding and exercisable at June 30, 2009	1,248,895	$3.82

     On June 27, 2009, the Company granted 233,500 stock options under its 2006 Stock Option Plan. The expense associated with this option grant was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.85%; no dividend yield; volatility of 96.7%. The resulting expense of $190,000 is included in general and administrative expense on the consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008. As of June 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan.

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

	Six months ended June 30,
	2009	2008
Revenues (in thousands)	$1,484	$753
Net loss (in thousands)	(6,926)	(8,592)
Net loss per share — basic and diluted	(.58)	(1.56)
NOTE 11 — RELATED PARTY TRANSACTIONS
ACCRUED COMPENSATION-OFFICERS, DIRECTORS AND CONSULTANTS
     As of June 30, 2009 and December 31, 2008, the Company has an accrued liability totaling approximately $390,000 and $431,000, respectively, representing accrued compensation to employees, officers, directors and consultants.
CONVERTED ORGANICS OF RHODE ISLAND, LLC
     Converted Organics of Rhode Island, LLC was formed for the purpose of developing and operating a waste-to-fertilizer facility in Johnston, Rhode Island. A development consultant who has provided services to the Company is a minority owner of Converted Organics of Rhode Island, LLC. For the six month period ending June 30, 2009 the consultant was paid $60,000, and received 121,528 shares of the Company’s common stock for services rendered.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 11 — RELATED PARTY TRANSACTIONS — CONTINUED
PACKAGING VENDOR
     The Company has purchased packaging materials from a vendor which is partially owned by an employee of the Company. The Company made purchases of $28,000 from this vendor in the six month period ended June 30, 2009.
NOTES PAYABLE
     The Company has a term note due to its CEO in the amount of $89,170 at June 30, 2009 and December 31, 2008. The note matured in April, 2009, and the term was extended for one year. The Company paid accrued interest of $21,400 upon extension of the note.
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

For years ended December 31, 2009 (July 1, 2009 through December 31, 2009)	522,400
2010	1,044,800
2011	1,056,200
2012	1,069,100
2013	1,077,400
2014 and thereafter	9,024,000

$13,793,900

LEGAL PROCEEDINGS
     The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf except as follows. The Company received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement dated April 11, 2006 (“FTA”), captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, the Company filed a Motion for Partial Dismissal of Complaint. It is uncertain when the Court will rule on this motion. The Company plans to vigorously defend itself in this matter, and is unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.
     On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd., et al. v. Converted Organics of Woodbridge, et al. The lawsuit alleges private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and the Company’s alleged, intentional failure to disclose to adjacent property owners the possibility of the facility causing pollution. The lawsuit seeks enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. In response to these allegations, the Company has filed opposition papers with the Court and has complied with the plaintiff’s requests for information.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 12 —COMMITMENTS AND CONTINGENCIES — CONTINUED
     On May 28, 2009, the Company received notice that a Lien Claim Foreclosure Complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Armistead Mechanical, Inc. v. Converted Organics Inc., et al. Armistead filed this Lien Claim Foreclosure Complaint in order to perfect its previously filed lien claim. In connection with the Complaint, Armistead also filed a Demand for Arbitration in order to preserve its status quo and right to submit a contract dispute claim to binding arbitration. Armistead has indicated that it wishes to continue settlement discussions and has offered to cooperate with the Company’s efforts to secure financing for a mutually agreeable settlement. The Company intends to continue working towards an agreeable settlement with Armistead. On July 10, 2009, the Company received an Amended Lien Claim Foreclosure Complaint from Armistead Mechanical. The amended complaint did not make any substantial changes to the suit. On August 3, 2009, the Company filed a response to the complaint whereby the Company denied certain claims and at this time management is unable to estimate any contingent losses.
OTHER
     The Middlesex County Health Department (MCHD) issued a number of notices of violation (“NOV”) to the Company for alleged violations of New Jersey State Air Pollution Control Act, which prohibits certain off-site odors. The NOV alleged that odors emanating from the facility had impacted surrounding businesses and those odors were of sufficient intensity and duration to constitute air pollution under the Act. The penalties assessed total $320,250 of which the Company has paid $87,750. Of the remaining $232,500 of penalties, the Company is either contesting or negotiating individual penalties based on the date of issuance. The Company has recorded a liability of $75,000 in it financial statements, as of June 30, 2009 relating to the unpaid potion of the penalties. In addition, based on a change in operational procedures and working with two outside odor-control consultants, the Company believes it has significantly rectified the odor issues.
     The NJDEP Bureau of Air Compliance and Enforcement issued an Administrative Order (the “A.O.”) to the Company for alleged violations of the Company’s Air permit issued pursuant to the Air Pollution Control Act. The A.O. alleged that the Company was not operating in compliance with its Air Permit. No penalties were assessed in the A.O. However, the A.O. remains an open matter, because, as NJDEP stated in the A.O., the provisions of the order remain in effect during pendency of the hearing request. Additionally, any corrective action taken by the Company does not preclude the State from initiating a future enforcement action or seeking penalties with respect the violations listed in the A.O.
     The NJDEP Bureau of Solid Waste Compliance and Enforcement issued a NOV to the Company for alleged violations of the New Jersey State Solid Waste Management Act. The NOV alleged that the facility was not operating in accordance with the terms of the General Class C Permit Approval. No penalties were assessed by the NOV. However, the NOV is notification that the facility is allegedly out of compliance with certain provisions of the General Class C Permit and/or the NJDEP Solid Waste regulations. The NOV remains an open matter, because, as NJDEP stated in the NOV, any corrective action taken by the Company does not preclude the State from initiating a future enforcement action with respect the violations listed in the NOV.
NOTE 13 — SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through August 14, 2009, which is the date the accompanying financial statements were issued.
     On July 16, 2009, the Company sold 1,961,000 shares of its common stock at $1.02 per share under its shelf registration statement. In addition, the Company issued 585,000 warrants, with an exercise price of $1.25 per warrant in association with the issuance of stock. These warrants have a five year life from the date of issuance and cannot be exercised until six months from the date of issuance.

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
Introduction
     Our operating structure is composed of our parent company, Converted Organics Inc., two wholly-owned operating subsidiaries and a 92.5% owned non-operating subsidiary. The first operating subsidiary is Converted Organics of Woodbridge, LLC, which includes the operation of our Woodbridge, New Jersey facility. The second operating subsidiary is Converted Organics of California, LLC, which includes the operation of our Gonzales, California facility. The 92.5% owned subsidiary is Converted Organics of Rhode Island, LLC, which currently has no operating activity. We construct and operate processing facilities that use food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. In addition to our current sales in the agribusiness and retail markets, we plan to sell and distribute our products in the turf management market. We have hired experienced sales and marketing personnel in these markets and have begun to introduce the product to the marketplace. We plan to hire additional experienced sales personnel during 2009. We also hope to achieve additional revenue by licensing the use of our technology to others.
          Woodbridge Facility
     We obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the landlord has modified and that we have equipped as our first internally constructed organic waste conversion facility. We are currently producing both liquid and dry product at that facility. In the first half of 2009, we began to record tip fee and product sales revenue, nevertheless we are currently operating at less than full capacity at that facility. At full capacity, the Woodbridge facility is expected to process approximately 78,000 tons of organic food waste and produce approximately 9,900 tons of dry product and approximately 10,000 tons of liquid annually. We have substantially completed upgrades to the Woodbridge facility, and we are presently bringing equipment on-line to fulfill our commitment to overcome operational difficulties that hampered the efficiency of the plant at opening. We believe these upgrades will allow us to achieve capacity at the facility of approximately 70% of full capacity. During the first half of 2009, we generated revenue from this facility in the form of tip fees of approximately $75,000 and product sales of approximately $277,000. In order for this facility to be cash flow positive, we estimate that sales would need to be in a range of $450,000 to $550,000 per month. We estimate that the product can be sold in the range of $400 to $700 per ton based on the market to which it is sold. Therefore the potential monthly sales from this facility, at 70% capacity ranges from approximately $700,000 to $1,100,000. Based on the above, we would have to produce and sell approximately 45-55% of the capacity of the Woodbridge facility to be cash flow positive and until our sales and production volume reach that level we will not be cash flow positive and therefore may require additional funding. Cash flow generated by exceeding that sales/production number would be used to fund operations at the corporate level and to pay down approximately $2.4 million of the payables related to construction activity at this facility.

          UOP Acquisition; Gonzales Facility
     On January 24, 2008, we acquired the net assets of United Organic Products, LLC (“UOP”), which was under common ownership with Waste Recovery Industries, LLC (“WRI”). With this transaction, we acquired a leading liquid fertilizer product line, as well as the Gonzales facility, which is a state-of-the-art production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for us in February 2008. The purchase price of $2,500,000 was paid in cash of $1,500,000 and notes payable of $1,000,000. The note matures on February 1, 2011, has an interest rate of 7% per annum, is payable monthly in arrears, and is convertible into our common stock six months after the acquisition date for a price equal to the average closing price of the stock on NASDAQ for the five days preceding conversion. As of the filing date of this report, the note payable has a remaining principal balance of approximately $541,000 and the holder has converted approximately $138,000 in principal and interest on the note into 102,500 shares of our common stock.
     The Gonzales facility generated revenue during the first half of 2009 of approximately $1,079,000 with a negative operating margin of approximately $77,000. In the three months ended June 30, 2009, the facility generated approximately $809,000 in sales, with a positive operating margin of approximately $68,000. We plan to continue to improve this operating margin by channeling sales into the turf and retail markets, which we believe to be more profitable, by generating tip fees from receiving additional quantities of food waste and by reducing the amount of raw material and freight costs currently associated with the production process. In addition, we have plans to add capacity to the Gonzales plant, whereby the plant will produce approximately three times its current production and will be capable of producing both liquid and solid products. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing but have delayed the upgrades which would allow us to produce dry product. The remaining upgrades have been delayed due to cash flow constraints.
     In order for the Gonzales facility to begin to generate cash flow from operations, it would need to generate sales levels of $200,000 per month for 2009. We estimate that the plant under its current configuration could generate monthly sales in the range of $350,000 to $400,000. If sales increase above the $200,000 per month level, we expect the additional cash flow from the Gonzales facility will be used to offset operating expenses at the corporate level. Based on sales in the latter months of the second quarter of 2009, we have achieved breakeven sales levels.
          WRI Acquisition
     On January 24, 2008, we also acquired the net assets, including the intellectual property, of Waste Recovery Industries, LLC. This acquisition makes us the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting (“HTLC”) system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short-term note that matured and was paid on May 1, 2008. Interest on that note is payable monthly. In addition, the purchase price provides for a technology fee payment of $5,500 per ton of waste-processing capacity that is added to plants that were not planned at the time of this acquisition and that use this new technology. The per-ton fee is not payable on the Woodbridge facility, the facility that is being planned in Rhode Island, or the Gonzales facility acquired in the acquisition or the currently planned addition thereto, except to the extent that capacity (in excess of the currently planned addition) is added to the Gonzales facility in the future. Also, the purchase agreement provides that if we decide to exercise our right, obtained in the WRI acquisition, to enter into a joint venture with Pacific Seafood Inc. for the development of a fish waste-processing product (the “Eureka product”), we will pay 50% of our net profits earned from this Eureka product to the seller of WRI. Combined payments of both the $5,500 per ton technology fee and the profits paid from the Eureka product, if any, is capped at $7.0 million with no minimum payment required. In April, 2008 we entered into an agreement with Pacific Seafoods Inc. whereby we will pay Pacific Seafoods Inc. 50% of the net profits from the Eureka product. As of the filing date of this report no profits have been earned from the Eureka product. It is our intention to expense the payments, if any, that are paid on either the profits from the Eureka product or the $5,500 per ton technology fee.
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

	Six months ended June 30,
	2009	2008
Revenues (in thousands)	$1,484	$753
Net loss (in thousands)	(6,926)	(8,592)
Net loss per share — basic and diluted	(.58)	(1.56)
          Rhode Island Facility
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
Recent Financing Activities
January 2008, March 2009, May 2009 and July 2009 Financings
     On January 24, 2008, we entered into private financing with three investors for a total amount of $4,500,000 (the “2008 Financing”). We used the proceeds to fund the acquisition of assets described above, to fund further development activities and to provide working capital. The 2008 Financing was offered at an original issue discount of 10%. The investors were issued convertible debentures in the amount of $4,500,000, with interest accruing at 10% per annum and with the principal balance to be paid by January 24, 2009, which was extended to July 24, 2009. In addition, we issued to the investors an aggregate of 375,000 Class A Warrants and 375,000 Class B Warrants which may be exercised at $8.25 and $11.00 per warrant share, respectively. A placement fee of $225,000 was paid out of the proceeds of this loan. The investors had the option, at any time on or before the extended maturity date (July 24, 2009) to convert the outstanding principal of the convertible debentures into shares of our common stock at the rate per share equal to 70% of the average of the three lowest closing prices of common stock during the 20-day trading period immediately prior to a notice of conversion. As of June 30, 2009, the investors converted 7,366,310 shares reducing the principal amount of the debt to $0. In addition, the investors received 131,834 shares as interest on the note balance during the pay-off period.
     On March 6, 2009, we entered into an agreement with the holders of our $17.5 million New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures on its New Jersey facility and to defer interest payments on the bonds through July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, we issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant. These warrants are not registered and cannot be traded.
     On May 7, 2009, we entered into a formal agreement with an institutional investor, wherein the Company agreed to sell to the Investor, for the sum of $1,200,000, six-month nonconvertible original issue discount notes with principal amounts of $1,331,000 (the “Note”). The agreement provides that if we raise over $1.33 million while the Notes are outstanding, the first $1,331,000 must be used to repay the Note. Additionally, in connection with the Note issued pursuant to the agreement, the investor received five-year warrants to purchase 750,000 shares and 350,000 shares of Company common stock, with exercise prices of $1.00 per share and $1.50 per share, respectively, subject to certain anti-dilution rights for issuance below the exercise prices. These warrants are not registered and cannot be traded. The expense associated with the issuance of these warrants was calculated using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.05%; no dividend yield; volatility factor of 96.7%; and a term of 5 years. We determined that the warrants issued have a fair value of $1,557,953. We recorded the relative fair value of the warrants to the underlying notes of $1,330,313 in accordance with Accounting Principles Board (“APB”) Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” as additional-paid-in capital and established a discount on the debt. The discount was fully amortized at repayment of the note (12 days later) and at such time the entire amortization totaled approximately $637,850 for the three months ended June 30, 2009.

          Also pursuant to this agreement, the investment banker was issued five-year warrants to purchase 135,000 and 65,000 shares of Company common stock with exercise prices of $1.00 per share and $1.50 per share, respectively. The expense associated with these warrants was calculated in the same manner as described above. The expense of $285,000 is included in general and administrative expense on the consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008.
     On May 19, 2009, we entered into an agreement with four institutional investors whereby the investors agreed to purchase 1,500,000 shares of our common stock for $1.40 per share, providing $2.2 million before fees and expenses. The May 7, 2009 nonconvertible short-term note described above was immediately repaid with the proceeds of this offering as required under such an instrument. In addition, and as an inducement to enter into this transaction, the Company issued the Investor 1,500,000 warrants, with a strike price of $1.40 and a 90 day term. We made the offering and sale of these shares and the shares underlying the warrants pursuant to a shelf registration statement.
     On May 26, 2009, we entered into an amended agreement with the same investors, discussed in the paragraph above, pursuant to which the warrants issued at $1.40 were exercised in full for proceeds of $2.1 million. Pursuant to such amended agreement, we agreed to issue to these Investors in the aggregate warrants to purchase an additional 1,500,000 shares of our common stock at an exercise price of $1.63 per share. These warrants are callable by us at any time after our common stock has closed at or above $2.42 for five consecutive trading days. These warrants are exercisable six months after their date of issuance and expire May 27, 2014. We made the offering and sale of these warrants and the shares underlying the warrants pursuant to a shelf registration statement.
     On July, 16, 2009, the Company sold 1,961,000 shares of its common stock at $1.02 per share under its shelf registration statement. In addition, the Company issued 585,000 warrants, with an exercise price of $1.25 per share in association with the issuance of stock. These warrants have a five year life from the date of issuance and cannot be exercised until six months from the date of issuance.
Construction and Start-up Period
     We commenced plant operations at our Woodbridge facility in June 2008. We are processing liquid and solid waste and we are producing both liquid and solid fertilizer and soil enhancement products. Construction has been substantially completed on all aspects of the facility and as of the filing of this report we are generating both tip fee and product sales revenue and although the plant is operating at less than full capacity we have substantially completed all plant upgrades which will allow us to operate at 70% capacity. We had budgeted approximately $14.6 million for the design, building, and testing of our facility, including related non-recurring engineering costs. The capital outlay of $14.6 million came from the $25.4 million raised by our initial public offering of stock and the issuance of New Jersey Economic Development Bonds, both of which closed on February 16, 2007 and does not include $4.6 million of lease financing provided by the New Jersey landlord.
     The total cost of the plant is expected to exceed the estimate of $14.6 million by approximately $2.2 million (which does not include $4.6 million of lease financing). Also, we have purchased additional equipment, which will allow us to produce additional dry product, which is in high demand by the retail market. The cost of this additional equipment is approximately $1.5 million. We decided to incorporate the HTLC technology acquired from WRI into the Woodbridge facility. These costs are approximately $2.0 million, bringing the total plant cost to $20.3 million, not including lease financing. Installation of the HTLC technology and additional equipment was dependent on our ability to raise additional capital and negotiate extended payment terms with our construction vendors. As of the filing date of this report, we have negotiated revised payment terms with all but one of our construction vendors. This vendor has placed a lien on the property in New Jersey, which is further discussed in the liquidity and capital resources section. The purpose of adding the HTLC technology to the Woodbridge facility is two fold: first, we believe it will significantly lower operating costs, most notably utility costs as the need to evaporate significant amounts of liquid byproduct would no longer be necessary, and two, the non evaporated liquid can be used in the production process and sold as additional product.
     During the start up phase at the Woodbridge facility, we experienced emissions violations related to odor issues. We were fined by the Middlesex County Health department for these violations and we subsequently hired additional consultants to assist with the correction process. As of the filing date of this report, we have paid $87,750 in penalties related to odor emissions. In late July we began implementing operational procedures at the plant which were recommended by the odor control consultants and since then we have not experienced significant odor issues; however, we have not obtained release from the Middlesex County Health department concerning this issue and there is no assurance that we can obtain such a release. The total amount of fines levied by the Middlesex County Health Department total $320,250 , and we are either contesting or negotiating the unpaid balance of $232,500, based on the date of violation. The financial statements at June 30, 2009, include an accrued liability of $75,000 related to the unpaid balance.

Full-scale Operations
     Full capacity at the Woodbridge facility would provide capacity of approximately 250 tons per day. As discussed above, we have completed the necessary upgrades to the Woodbridge facility, which are expected to allow us to increase capacity at the facility to approximately 70% of full capacity. We have two revenue streams: (i) tip fees that in our potential markets range from $40 to $80 per ton, and (ii) product sales. Tip fees are paid to us to receive the food waste stream from the waste hauler; the hauler pays us, instead of a landfill, to take the waste. If the haulers source separate and pay in advance, they are charged tip fees that are up to 20% below market. As of the filing of this report we are accepting solid waste for processing, we are recording tip fee revenue, we are producing both solid and liquid product and we are recording solid and liquid product sales revenue. During the first half of 2009 we had approximately $75,000 of tip fee revenue and $277,000 of product sale revenue from the Woodbridge facility.
     Operations at the Gonzales facility began in February 2008 with the production of approximately 25 tons per day of liquid fertilizer. This output is presently being sold into the California agricultural market. Revenue for the first half of 2009 was approximately $1,079,000 from this facility and we have completed certain upgrades to the plant which allow us to accept solid food waste for processing. We have not completed the upgrades that allow us to produce a solid fertilizer product as we have delayed those enhancements due to cash flow restrictions.
Future Development
     Subject to the availability of development capital for which we have no current commitments, we intend to commence development and construction of other facilities. Assuming needed capital is available, the timing of our next facility is dependent on many factors, including locating property suited for our use, negotiating favorable terms for lease or purchase, obtaining regulatory approvals, and procuring raw material at favorable prices.
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
Trends and Uncertainties Affecting our Operations
     We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. Furthermore our plan calls for raising additional debt and/or equity financing to operate our current facilities and to construct additional operating facilities. Currently there has been a slow down in lending in both the equity and bond markets which may hinder our ability to raise the required funds.
Liquidity and Capital Resources
     At June 30, 2009, we had total current assets of approximately $3.5 million consisting primarily of cash, accounts receivable, inventories and prepaid assets, and had current liabilities of approximately $7.3 million, consisting primarily of accounts payable, accrued expenses and notes payable leaving us with negative working capital of approximately $3.7 million. Non-current assets totaled $27.4 million and consisted primarily of property and equipment, intangible assets and construction in process. Non-current liabilities of $18.7 million consist primarily of bonds payable of $17.5 million and the long-term portion of our term notes payable of $1.2 million at June 30, 2009. We have an accumulated deficit at June 30, 2009 of approximately $35.7 million. Owners’ equity at June 30, 2009 was approximately $5.0 million. For the first half of 2009, we generated revenues from operations of approximately $1,484,000.

     At June 30, 2009, our current liabilities are greater than our current assets by approximately $3.8 million. We have trade accounts payable of approximately $4.3 million of which approximately $2.4 million relates to construction at the Woodbridge facility. We have come to agreement with three of our four construction vendors for extended payment terms with interest. Those vendors have agreed to release their liens upon receipt of final payment. We continue to negotiate with the fourth vendor, who has filed a lien against our assets and has commenced a lawsuit for breach of contract.
     Our independent registered public accountants have issued a going-concern opinion on our financial statements as of December 31, 2008. The Company had incurred a net loss of approximately $16.2 million during the year ended December 31, 2008, had a working capital deficiency as of December 31, 2008 and an accumulated deficit of approximately $26.6 million. As of June 30, 2009 the Company continued to have a working capital deficiency and for the six months ended June 30, 2009 the Company had a net loss of $6.9 million and an accumulated deficit of approximately $35.7 million.
     Our plan to become cash flow positive and to work through our current working capital deficit is as follows. We currently have manufacturing capabilities in our Woodbridge and Gonzales facilities as a means to generate revenues and cash. Our cash requirements on a monthly basis are approximately $275,000 at the corporate level, $500,000 for Woodbridge and $200,000 for Gonzales. Currently, only the Gonzales facility is generating enough cash flow to cover its cash requirements, leaving us with a cash shortfall of approximately $775,000 per month. We estimate, that at the current production capacity, we could provide enough product to achieve additional sales of $1,000,000 to $1,500,000 per month, which at those levels, would provide sufficient cash flow to cover our cash requirements, including additional variable costs associated with increased production. Until such sales levels are achieved and we are cash flow positive, we will have to seek additional means of financing in order to cover the shortfall. During the first half of 2009, we reduced the entire $4.5 million convertible debenture balance from the Company’s January 2008 financing by converting the balance into shares of our common stock. In addition, during the first quarter of 2009, the holders of the NJEDA bonds released $2.0 million of escrowed funds for us to use and we obtained $1,331,000 of secured debt financing. We raised another $4.2 million in capital through the issuance of common stock and the exercise of warrants. In addition, we have a shelf registration statement which would allow us to sell shares into the market to raise additional financing of up to $2.0 million, provided that pursuant to SEC rules we may not access the $2.0 million available under the shelf registration statement until our stock price is $1.86.We plan to use the proceeds from the secured debt and the shelf registration statement to fund working capital requirements and to add additional sales and marketing personnel in order to achieve increased sales levels during the remainder of 2009. Specifically we are seeking sales personnel to assist with sales of liquid product into the agricultural market. Also, we continue to expand our sales efforts into the retail market by increasing the number of sales presentations to the retail channel for orders to be placed for early 2010 delivery. The initial results of these sales efforts have indicated that one large current retail customer will double the number of outlets in which the product is carried.
     There can be no assurance that we can raise additional funds from the shelf registration statement or achieve the desired sales levels, and if neither were achieved, we estimate that we would have sufficient cash to last through the end of October 2009. In addition, we have an outstanding amount due to one of our New Jersey construction vendors in the amount of approximately $2.44 million for which a lawsuit has been filed. The funds from the $1,331,000 secured debt or the shelf registration statement have not been used towards payment of the construction vendor amounts and we are currently negotiating with the contractor to issue a note for the outstanding amounts owed.
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

Results of Operations
     During the six months ended June 30, 2009, we had sales of approximately $1,484,000 compared to $753,000 for the same period in 2008. During 2009, we had cost of goods sold of approximately $3,757,000, leaving a negative gross margin of approximately $2,273,000 compared to $625,000 cost of goods sold and $128,000 gross margin for the same period in 2008. The negative gross margins in 2009 were generated due to high production costs (salaries, rents, depreciation, supplies, etc.) at both our Woodbridge and Gonzales facilities and low sales and production volume. We expect the gross margin to improve in the future as we increase production and expand our sales efforts into the more profitable retail and agricultural markets. Of the $2,273,000 negative gross margin in the six months ended June 30, 2009, approximately $77,000 was generated at our Gonzales facility due to sales volumes not yet being high enough to cover all fixed production costs, higher than anticipated production and transportation costs, and approximately $2,215,000 in negative gross margin was generated at our Woodbridge facility due to low sales volume and fixed costs associated with the facility.
     During the three months ended June 30, 2009, we had sales of approximately $992,000 compared to $493,000 for the same period in 2008. During 2009, we had cost of good sold of approximately $2,113,000, leaving a negative gross margin of approximately $1,120,000 compared to $403,000 cost of goods sold and $90,000 gross margin for the same period in 2008. Of the $1,120,000 negative gross margin in the three months ended June 30, 2009, approximately $68,000 positive gross margin was generated at our Gonzales facility, and the Woodbridge facility generated $1,180,000 of negative gross margin.
     We incurred general and administrative expenses of approximately $4,175,000 and $5,346,000 for the six month periods ended June 30, 2009 and 2008, respectively. The principal components of the approximately $1,171,000 decrease in general and administrative expenses is due to allocation of rent, production salaries and utilities to cost of sales in 2009, along with a decrease in compensation expense associated with the issuance of stock options of $2,140,000. This was offset by an increase in professional fees associated with financing activities and general costs of growing the business.
     We incurred general and administrative expenses of approximately $2.503,000 and $3,759,000 for the three month periods ended June 30, 2009 and 2008, respectively. The principal components of the approximately $1,256,000 decrease in general and administrative expenses are similar in nature to the decrease in the six month activity described above.
     We incurred depreciation expense of approximately $626,000 and $7,000 for the six months ended June 30, 2009 and 2008, respectively, and $306,000 and $3,000 for the three months ended June 30, 2009 and 2008, respectively. The increase in depreciation expense is due to assets placed in service and depreciated, particularly at the Woodbridge facility.
     We recognized derivative accounting gains of $3,565,000 and $0 in the six month periods ending June 30, 2009 and 2008, respectively, and derivative gains of $2,153,000 and $0 in the three months ending June 30, 2009 and 2008, respectively. These gains are non-cash in nature, and are recorded due to our adoption of EITF 07-5 on January 1, 2009, and are more fully described in Item 1. Financial Statements of this quarterly report on Form 10Q.
     Interest expense for the six months ended June 30, 2009 and 2008 was $3,110,000 and $3,127,000, respectively. The components of interest expense for the period ended June 30, 2009 are: (i) recognition of $562,000 of interest expense associated with the extension of the convertible debentures issued in January 2008, which became due in January 2009 and which were extended until July 2009 (200,000 shares of common stock were issued in connection with such extension), (ii) recognition of approximately $660,000 of interest expense associated with the issuance of warrants in connection with the March 6, 2009 financing arrangement with the holders of our bonds, and approximately $920,000 of interest expense associated with the issuances of warrants related to the short-term non-convertible notes, and (iii) recognition of $700,000 in interest expense on our NJ EDA bonds, and approximately $268,000 on our other various borrowings during the six months ending June 30, 2009.
     Interest expense for the six months ended June 30, 2008 comprised (i) $176,000 of interest expense on various short-term notes; recognition of approximately $2,093,000 in connection with borrowing transactions, primarily non-cash items; $700,000 on our NJ EDA bonds; and approximately $158,000 in penalties associated with convertible debt.
     As a result of the variances described above, for the six months ended June 30, 2009, net loss was $6.9 million compared to $8.5 million for the same period in 2008. For the three months ended June 30, 2009, the net loss was $3.0 million versus $6.1 million for the same period in 2008.
     As of June 30, 2009, we had current assets of approximately $3.5 million compared to $7.2 million as of December 31, 2008. Our total assets were approximately $30.9 million as of June 30, 2009 compared to approximately $32.6 million as of December 31, 2008.

The majority of the decrease in current assets from December 31, 2008 to June 30, 2009 is due to the use of cash for working capital requirements.
     As of June 30, 2009, we had current liabilities of approximately $7.3 million compared to $9.5 million at December 31, 2008. This decrease is due largely to the conversion of debt into shares of our commons stock, and the negotiation of term notes with our construction vendors which moved some of that liability from current to non-current. In addition, we had long-term liabilities of approximately $18.8 million as of June 30, 2009 as compared to $18.1 million at December 31, 2008. The increase is due to the reclassification of amounts owed to construction vendors to long-term liabilities.
     For the six months ended June 30, 2009 we had negative cash flow from operating activity of approximately $4.1 million, comprising primarily loss from operations offset by certain non-cash items such as depreciation, non-cash interest expense associated with the issuance of warrants, amortization of deferred financing fees and amortization of discounts on private financing, and an increase in accounts payable and accrued expenses. We also had negative cash flow from investing activities of $985,000, primarily related to construction at the New Jersey facility, offset by the release of restricted cash set aside for that purpose. The negative cash flow from both operating and investing activities was offset by approximately $3.6 million in positive cash flow from financing activities comprising proceeds from our various equity transactions.
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
     There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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
     On May 19, 2009, we received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd., et al. v. Converted Organics of Woodbridge, et al. The lawsuit alleges private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and our alleged, intentional failure to disclose to adjacent property owners the possibility of our facility causing pollution. The lawsuit seeks enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. In response to these allegations, we have filed opposition papers with the Court and have complied with the plaintiff’s requests for information. We have also paid to the Middlesex County Health Department penalties in the amount of $87,750 . We plan to vigorously defend this matter and are unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.
     On May 28, 2009, we received notice that a Lien Claim Foreclosure Complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Armistead Mechanical, Inc. v. Converted Organics Inc., et al. Armistead filed this Lien Claim Foreclosure Complaint in order to perfect its previously filed lien claim. In connection with the Complaint, Armistead also filed a Demand for Arbitration in order to preserve its status quo and right to submit a contract dispute claim to binding arbitration. Armistead has indicated to us that it wishes to continue settlement discussions and has offered to cooperate with our efforts to secure financing for a mutually agreeable settlement. We intend to continue working towards an agreeable settlement with Armistead. On July 10, 2009, we received an Amended Lien Claim Foreclosure Complaint from Armistead Mechanical. The amended complaint did not make any substantial changes to the suit. On August 3, 2009, we filed a response to the complaint whereby we denied certain claims and at this time we are unable to estimate any contingent losses.
     See Footnote 12 for further information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ending June 30, 2009, we issued an aggregate of 1,300,000 warrants (885,000 warrants valued at $1.00 and 415,000 Warrants valued at $1.50, respectively) to Iroquois Master Fund, Ltd. and Chardan Capital Markets, LLC in connection with the May 7, 2009 financing. During the three months ending June 30, 2009, we issued approximately 102,000 shares to the holder of a convertible note, representing approximately $138,000 in principal and interest due on the note. These transactions were exempt from the registration requirement of the Securities Act of 1933, as amended (the “1933 Act”), pursuant to Section 4(2) and Regulation D under the 1933 Act, as the recipients are “accredited investors” as defined in the 1933 Act.

Item 3.	Defaults upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     On June 25, 2009, we held the Annual meeting of Stockholders. The following matters were voted upon:
          Proposal 1. To elect Edward J. Gildea to the Board of Directors to serve until his terms expire in 2012 and until his successor is duly elected and qualified.

          Proposal 2. To ratify the appointment of CCR LLP as the Company’s independent auditor for the fiscal year ending December 31, 2009;
          Proposal 3. To approve an amendment to the Company’s Certificate of Incorporation, which would increase the number of authorized shares of common stock from 40,000,000 to 75,000,000
          The results of the vote were as follows:

	For	Withheld
Proposal 1	11,041,940	1,161,757

	For	Against	Abstain
Proposal 2	11,943,178	154,664	105,855
Proposal 3	10,441,940	1,471,360	290,397

Item 5.	Other Information.
     None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
10.14	Secured Convertible Promissory Note in favor of SNC-Lavalin Project Services, Inc., dated June 16, 2009

10.15	Secured Convertible Promissory Note in favor of Hatzel & Buehler, Inc.

10.16	Secured Convertible Promissory Note in favor of Recycling Technology Development, LLC dated March 31, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.
Date: August 14, 2009	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer

Date: August 14, 2009	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration

Date: August 14, 2009	/s/ Ellen P. O’Neil
Ellen P. O’Neil
Vice President of Finance & Accounting