Form 10-Q/A
period 2009-06-30
Converted Organics Inc.
filed 2009-11-16
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended: June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission file number: 001-33304
Converted Organics Inc.
(Exact name of the registrant as specified in its charter)

DELAWARE	20-4075963

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	identification No.)
7A Commercial Wharf W, Boston, MA 02110
(Address of principal Executive Offices)
(617) 624-0111
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 16, 2009, there were 32,079,470 shares of our common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Second Quarter 10-Q/A”) of Converted Organics Inc. (the “Company”) is being filed to: (1) restate the unaudited consolidated financial statements for the three and six months ended June 30, 2009 contained in Part I, Item 1 and (2) amend Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I, Item 2, to reflect such restatement.
In the course of a review by the Company of its accounting for warrants, undertaken during the preparation of the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2009, the Company identified an error in the accounting during the quarter ended June 30, 2009 for warrants issued in association with the Company’s May 7, 2009 financing that contained provisions that lowered the exercise price of such warrants if, with certain exceptions, the Company entered into a subsequent transaction at a per share price that is less than the exercise price of such warrants. Although there was no change in net cash used in operating activities in the unaudited consolidated statements of cash flows, certain components changed due to the adjustments highlighted below. This error had the following impact on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009:
Condensed Consolidated Statement of Operations

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Previously			Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Revenues	$992,364	$—	$992,364	$1,484,203	$—	$1,484,203

Gross loss	(1,120,710)	—	(1,120,710)	(2,273,061)	—	(2,273,061)

Loss from operations	(4,024,881)	—	(4,024,881)	(7,443,230)	—	(7,443,230)

Derivative gain	2,153,106	733,354	2,886,460	3,565,091	733,354	4,298,445

Interest expense	(1,202,959)	(920,102)	(2,123,061)	(3,109,711)	(920,102)	(4,029,813)

Net loss	$(3,023,581)	$(186,748)	$(3,210,329)	$(6,926,402)	$(186,748)	$(7,113,150)

Condensed Consolidated Balance Sheet

	As of June 30, 2009
	Previously Reported	Adjustment	Restated
Total assets	$30,964,067	$—	$30,964,067

Derivative liability	—	1,107,743	1,107,743

Total liabilities	26,006,202	1,107,743	27,113,945

Additional paid-in capital	40,668,709	(920,995)	39,747,714

Accumulated deficit	(35,712,679)	(186,748)	(35,899,427)

Total owners’ equity	4,957,865	(1,107,743)	3,850,122

Total liabilities and owners’ equity	$30,964,067	$—	$30,964,067
The Company hereby files this Second Quarter 10-Q/A to amend and restate the original Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 in its entirety, including new certifications of the Company’s Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Other than the modifications noted above, as well those disclosed in Note 14 of the Notes to Consolidated Interim Financial Statements and discussed in the Liquidity and Capital Resources Section of Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations, no other disclosure included in the original Form 10-Q for the quarter ended June 30, 2009 has been amended or updated by this Second Quarter 10-Q/A, and such disclosure should be read as of the original filing date of the report. This Second Quarter 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the filing date of the original Form 10-Q for the quarter ended June 30, 2009.
See Note 13 to the unaudited consolidated financial statements included in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 for additional information.

Item 1. Financial Statements
CONVERTED ORGANICS INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,808,156	$3,357,940
Restricted cash	50,941	2,547,557
Accounts receivable, net	503,998	313,650
Inventories	407,973	289,730
Prepaid rent	490,286	389,930
Other prepaid expenses	128,399	73,937
Deposits	92,520	141,423
Other receivables	—	94,250
Deferred financing and issuance costs, net	—	22,042

Total current assets	3,482,273	7,230,459

Deposits	861,244	912,054
Restricted cash	29,716	60,563
Property and equipment, net	22,825,134	19,725,146
Construction-in-progress	217,564	974,900
Capitalized bond costs, net	838,175	862,010
Intangible assets, net	2,709,961	2,852,876

Total assets	$30,964,067	$32,618,008

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Term notes payable — current	$1,261,089	$89,170
Accounts payable	4,279,836	3,583,030
Accrued compensation, officers, directors and consultants	389,849	430,748
Accrued legal and other expenses	363,545	164,620
Accrued interest	616,249	601,166
Convertible notes payable, net of unamortized discount	342,984	4,602,660
Derivative liability	1,107,743	—
Capital lease obligations — current	11,284	—
Mortgage payable	—	3,006

Total current liabilities	8,372,579	9,474,400

Capital lease obligation, net of current portion	34,806	—
Term notes payable, net of current portion	1,008,094	—
Mortgage payable, net of current portion	—	245,160
Convertible note payable, net of current portion	198,466	351,516
Bonds payable	17,500,000	17,500,000

Total liabilities	27,113,945	27,571,076

COMMITMENTS AND CONTINGENCIES	—	—

OWNERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 40,000,000 shares at December 31, 2008 and 75,000,000 at June 30, 2009	1,835	743
Additional paid-in capital	39,747,714	31,031,647
Member’s equity	—	619,657
Accumulated deficit	(35,899,427)	(26,605,115)

Total owners’ equity	3,850,122	5,046,932

Total liabilities and owners’ equity	$30,964,067	$32,618,008

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(Restated)		(Restated)
Revenues	$992,364	$492,864	$1,484,203	$752,907

Cost of good sold	2,113,074	402,552	3,757,264	624,548

Gross (loss) profit	(1,120,710)	90,312	(2,273,061)	128,359

Operating expenses
General and administrative expenses	2,502,643	3,759,197	4,175,661	5,346,419
Research and development	12,116	70,540	179,500	198,387
Depreciation expense	306,036	3,051	626,216	6,889
Amortization of capitalized costs	79,251	99,834	180,542	186,083
Amortization of license	4,125	4,125	8,250	8,250

Loss from operations	(4,024,881)	(3,846,435)	(7,443,230)	(5,617,669)

Other income/(expenses)
Interest income	11,952	77,807	22,247	206,627
Derivative gain	2,886,460	—	4,298,445	—
Other income	39,201	—	39,201	—
Interest expense	(2,123,061)	(2,374,165)	(4,029,813)	(3,127,332)

	814,552	(2,296,358)	330,080	(2,920,705)

Loss before provision for income taxes	(3,210,329)	(6,142,793)	(7,113,150)	(8,538,374)

Provision for income taxes	—	—	—	—

Net loss	$(3,210,329)	$(6,142,793)	$(7,113,150)	$(8,538,374)

Net loss per share, basic and diluted	$(0.20)	$(1.02)	$(0.59)	$(1.49)

Weighted average common shares outstanding	15,937,329	6,009,919	11,985,904	5,747,616

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY (DEFICIT)
From Inception (May 2, 2003) through June 30, 2009
(Unaudited)
(Restated)

	Common Stock					Total
	Shares Issued and		Additional	Member’s	Accumulated	Owners’ Equity
	Outstanding	Amount	Paid-in Capital	Equity	Deficit	(Deficit)
Balance, January 1, 2009, before cumulative effect of change in accounting principle	7,431,436	$743	$31,031,647	$619,657	$(26,605,115)	$5,046,932
Cumulative effect of change in accounting principle	—	—	(2,936,250)	—	(2,146,858)	(5,083,108)

Balance, January 1, 2009, after cumulative effect of change in accounting principle	7,431,436	743	28,095,397	619,657	(28,751,973)	(36,176)
Member’s contributions	—	—	—	915,651	—	915,651
Member’s distributions	—	—	—	(201,630)	—	(201,630)
Deconsolidation of former variable interest entity	—	—	—	(1,367,982)	—	(1,367,982)
Common stock issued to holders of convertible notes payable in connection with extension	200,000	20	561,980	—	—	562,000
Common stock issued upon conversion of convertible notes payable	7,600,644	760	6,224,835	—	—	6,225,595
Common stock issued as compensation	121,528	12	120,301	—	—	120,313
Warrants issued in connection with release of restricted cash	—	—	662,479	—	—	662,479
Issuance of stock options	—	—	190,022	—	—	190,022
Common stock issued upon exercise of warrants	1,500,000	150	1,964,850	—	—	1,965,000
Issuance of common stock	1,500,000	150	1,927,850	—	—	1,928,000
Net income (loss)	—	—	—	34,304	(7,147,454)	(7,113,150)

Balance, June 30, 2009	18,353,608	$1,835	$39,747,714	$—	$(35,899,427)	$3,850,122

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30, 2009	June 30, 2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,113,150)	$(8,538,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Consolidation of variable interest entity	—	6,164
Deconsolidation of variable interest entity	(596,170)	—
Amortization of intangible asset — license	8,250	8,250
Amortization of capitalized bond costs	23,835	23,835
Amortization of deferred financing fees	22,042	159,100
Amortization of intangible assets	134,665	—
Depreciation of fixed assets	1,015,444	98,194
Beneficial conversion feature	230,492	858,064
Amortization of discounts attributable to warrants on private financings	1,330,313	1,563,750
Non-cash interest expense — private financing	658,597	—
Common stock issued for extension of convertible note payable	562,000	—
Common stock issued as compensation	120,313	—
Stock option compensation expense	190,022	2,329,951
Warrants issued in connection with private financing and equity transactions	662,479	—
Derivative gain	(4,298,445)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(262,558)	(238,340)
Inventory	(118,243)	(265,187)
Prepaid expenses and other current assets	(154,818)	(576,152)
Other assets	94,250	9,115
Deposits	108,713	(147,397)
Increase (decrease) in:
Accounts payable and other accrued expenses	3,195,195	598,309
Accrued compensation — officers, directors and consultants	(40,899)	(38,423)
Accrued interest	133,467	29,729
Other	(39,201)	25,000

Net cash used in operating activities	(4,133,407)	(4,094,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	2,527,463	6,194,617
Cash paid for acquisitions	—	(1,500,000)
Purchase of fixed assets	(3,512,559)	(131,222)
Capitalized interest	—	(398,570)
Construction costs	—	(5,329,283)

Net cash used in investing activities	(985,096)	(1,164,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Member’s contributions	230,983	425,000
Member’s distributions	(201,630)	—
Net proceeds from exercise of options	—	536,250
Net proceeds from exercise of warrants	1,965,000	6,159,580
Net proceeds from stock offering	1,928,000	—
Net proceeds from nonconvertible short-term note	1,182,500	—
Repayment of nonconvertible short-term note	(1,330,313)	—
Proceeds from private financing, net of original issue discount	—	3,715,000
Repayment of capital lease obligations	(6,888)	—
Repayment of term notes	(197,990)	(657,276)
Repayment of mortgage payable	(943)	(4,833)

Net cash provided by financing activities	3,568,719	10,173,721

NET (DECREASE) INCREASE IN CASH	(1,549,784)	4,914,851

Cash and cash equivalents, beginning of period	3,357,940	287,867

Cash and cash equivalents, end of period	$1,808,156	$5,202,718

Supplemental cash flow information:
Cash paid during the period in:
Interest	$1,031,973	$893,571

Non-cash financing activities:
Financing costs paid from proceeds of private financing	$—	$335,000
Equipment acquired through assumption of capital lease	52,979	—
Equipment acquired through assumption of term note	118,250	—
Common stock issued upon conversion of convertible notes payable	6,225,595	—
Beneficial conversion discount on convertible note	—	2,943,386
Fair value of derivatives issued	1,841,097	—
Discount on warrants issued in connection with financings	1,330,313	1,113,750
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
NOTE 2 — GOING CONCERN — MANAGEMENT’S PLAN OF OPERATION
     As of December 31, 2008, the Company had incurred a net loss of approximately $16.2 million during the year ended December 31, 2008, had a working capital deficiency as of December 31, 2008 and an accumulated deficit of approximately $26.6 million. As of June 30, 2009, the Company continued to have a working capital deficiency and for the six months ended June 30, 2009 the Company had a net loss of $7.1 million and an accumulated deficit of approximately $35.9 million. The report of our independent registered public accounting firm as of and for the year ended December 31, 2008 contains an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.
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

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — GOING CONCERN — MANAGEMENT’S PLAN OF OPERATION — CONTINUED
     During the first six months of 2009, the Company has settled the entire $4.5 million convertible debenture balance from the Company’s private financing in 2008 (the “2008 Financing”) by converting the balance into shares of its common stock. In addition, during the first six months of 2009, the holders of the NJEDA bonds released $2.0 million of escrowed funds for the Company to use and the Company has secured $1,330,000 of secured debt financing. In addition, the Company has filed a shelf registration statement which will allow the Company to sell shares into the market to raise additional financing. The Company plans to use the proceeds from the $1,330,000 secured debt and the shelf registration statement to fund working capital requirements, retire debt and to add additional sales and marketing personnel in order to achieve increased sales levels during the remainder of 2009. During the second quarter of 2009, the Company raised approximately $4.2 million from the sale of common stock registered under the shelf registration statement. These funds were used to retire the $1,330,000 secured debt and to provide additional working capital for the Company.
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
     In January 2009, the Company adopted Emerging Issues Task Force “(EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with certain provisions

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
that protect holders from a decline in the stock price (or “down-round” provisions). Warrants and convertible instruments with such provisions may no longer be recorded in equity. The Company evaluated whether its stock warrants and the conversion feature in its convertible notes contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option. The Company determined that the conversion features in the convertible notes issued in the January 2008 private financing contain such provisions. The Company also determined that the Class C and D warrants issued in connection with a short-term note on May 7, 2009 contain such provisions.
     In accordance with EITF 07-5, the Company, beginning on January 1, 2009, bifurcated and recognized these embedded conversion features as derivative liabilities at their fair value on each reporting date. The cumulative effect of the change in accounting for these instruments of $5,083,108 was recognized as an adjustment to the opening balance of accumulated deficit and additional paid-in capital at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet upon the initial application of EITF 07-5. The amounts recognized in the balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of conversion features. No such prior period adjustment was necessary in relation to the issuance of warrants subsequent to January 1, 2009.
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
     The Company’s assets and liabilities that are reported at fair value in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008 were as follows:

		Balance
	Observable Inputs	June 30, 2009	December 31, 2008
Assets
Certificate of Deposit	Level 2	$0	$534,821
Derivative Liability	Level 3	(1,107,743)	0
     The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the six month period ended June 30, 2009:

Balance as of December 31, 2008	$—
Cumulative effect of change in accounting principle	(5,083,108)
Purchases, issuances and settlements, net	(323,080)
Total gains	4,298,445

Balance as of June 30, 2009	$(1,107.743)

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 5 — FAIR VALUE MEASUREMENTS — CONTINUED
     The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, which carrying amounts approximate fair value.
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
     On May 7, 2009, the Company entered into an agreement with an institutional investor (the “Investor”), wherein the Company agreed to sell to the Investor, for the sum of $1,182,500, six-month non-convertible original issue discount notes with principal amounts totaling $1,330,313 (the “Notes”). The agreement provides that if the Company raises over $1.33 million while the Notes are outstanding, the first $1,330,313 must be used to repay the Notes. Additionally, in connection with the Notes issued pursuant to the agreement, the Investor received five-year warrants to purchase 750,000 shares and 350,000 shares of Company common stock, with exercise prices of $1.00 per share and $1.50 per share, respectively. Also pursuant to this agreement, an investment banker was issued five-year warrants to purchase 135,000 and 65,000 shares of Company common stock with exercise prices of $1.00 per share and $1.50 per share, respectively. These warrants are subject to certain anti-dilution rights for issuance below the exercise price and are not registered and cannot be traded. The Company has determined that the warrant provisions providing for protection for issuances below the warrant exercise prices could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. Therefore the Company has determined that the warrants issued in connection with this financing to be a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.05%; no dividend yield; volatility of 96.7%. The resulting derivative liability was approximately $1,841,100 of which $1,558,100 was included in interest expense and $283,000 was included in general and administrative expense on May 7, 2009. This derivative liability was revalued at June 30, 2009 using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.66%; no dividend yield; volatility of 96.7%, resulting in a revalued liability of approximately $1,107,700 and a gain on derivative accounting of approximately $733,400.

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
NOTE 7 — CAPITALIZATION OF INTEREST COSTS
     The Company has capitalized interest costs, net of certain interest income, in accordance with SFAS No. 62, “Capitalization of Interest Cost in Situations Involving Certain Tax-Exempt Borrowings and Certain Gifts and Grants,” related to its New Jersey Economic Development Authority Bonds in the amount of $1,077,686 as of June 30, 2009 and December 31, 2008. Capitalized interest is initially included with construction-in-progress on the consolidated balance sheets. As assets are placed in service, the capitalized interest is added to the value of the assets on a pro-rata basis.
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
     On May 19, 2009, the Company entered into an agreement with an institutional investor (the “Investor”) whereby the Investor agreed to purchase 1,500,000 shares of the Company’s common stock under its shelf registration statement, for $1.40 per share, providing the Company with $2.1 million before fees and expenses of $172,000, which were charged to Additional Paid-in Capital. The May 7, 2009 non-convertible short-term notes described in Note 6 were immediately paid off with proceeds of this offering. In addition, and as an inducement to enter into this transaction, the Company issued the Investor 1,500,000 warrants, with a strike price of $1.40 and a 90 day term.
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
The following table sets forth the outstanding warrants as of June 30, 2009:

	Class B Warrants	Warrants	Warrants	Warrants	Warrants
	Exercise Price	Exercise	Exercise Price	Exercise Price	Exercise Price
	$11.00	Price $1.00	$1.50	$1.40	$1.63

Outstanding at January 1, 2009	2,648,029	—	—	—	—

Issued in connection with agreement with bond holders on March 6, 2009	2,284,409	—	—	—	—

Issued in connection with securing debt on May 7, 2009	—	885,000	415,000	—	—

Issued in connection with issuance of shares on May 19, 2009	—	—	—	1,500,000	—

Warrants exercised May 26, 2009	—	—	—	(1,500,000)	—

Issued in connection with May 26 warrants exercised	—	—	—		1,500,000

Outstanding at June 30, 2009	4,932,438	885,000	415,000	—	1,500,000

NOTE 9 — STOCK OPTION PLAN
     The following table presents the activity under the 2006 Stock Option Plan from January 1, 2009 through June 30, 2009:

	Weighted Average
	Shares	Price per Share
Outstanding at January 1, 2009	1,246,735	$4.50
Granted	233,500	1.10
Exercised	—	—
Canceled	(231,340)	4.75

Outstanding and exercisable at June 30, 2009	1,248,895	$3.82

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

	Six months ended June 30,
	2009	2008
Revenues (in thousands)	$1,484	$753
Net loss (in thousands)	(7,113)	(8,592)
Net loss per share — basic and diluted	(.59)	(1.56)

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
NOTE 12 — COMMITMENTS AND CONTINGENCIES
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
     The NJDEP Bureau of Solid Waste Compliance and Enforcement issued a NOV to the Company for alleged violations of the New Jersey State Solid Waste Management Act. The NOV alleged that the facility was not operating in accordance with the terms of the General Class C Permit Approval. No penalties were assessed by the NOV. However, the NOV is notification that the facility is allegedly out of compliance with certain provisions of the General Class C Permit and/or the NJDEP Solid Waste regulations. The NOV remains an open matter, because, as NJDEP stated in the NOV, any corrective action taken by the Company does not preclude the State from initiating a future enforcement action with respect to the violations listed in the NOV.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 13 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND CHANGES TO PRIOR PERIOD PRESENTATION
     In the course of a review by the Company of its accounting for warrants, undertaken during the preparation of the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2009, the Company identified an error in the accounting during the quarter ended June 30, 2009 for warrants issued in association with the Company’s May 7, 2009 financing that contained provisions that lowered the exercise price of such warrants if, with certain exceptions, the Company entered into a subsequent transaction at a per share price that is less than the exercise price of such warrants. Although there was no change in net cash used in operating activities in the unaudited consolidated statements of cash flows, certain components changed due to the adjustments highlighted below. This error had the following impact on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009:
Condensed Consolidated Statement of Operations

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Previously			Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Revenues	$992,364	$—	$992,364	$1,484,203	$—	$1,484,203

Gross loss	(1,120,710)	—	(1,120,710)	(2,273,061)	—	(2,273,061)

Loss from operations	(4,024,881)	—	(4,024,881)	(7,443,230)	—	(7,443,230)

Derivative gain	2,153,106	733,354	2,886,460	3,565,091	733,354	4,298,445

Interest expense	(1,202,959)	(920,102)	(2,123,061)	(3,109,711)	(920,102)	(4,029,813)

Net loss	$(3,023,581)	$(186,748)	$(3,210,329)	$(6,926,402)	$(186,748)	$(7,113,150)
Condensed Consolidated Balance Sheet

	As of June 30, 2009
	Previously Reported	Adjustment	Restated
Total assets	$30,964,067	$—	$30,964,067

Derivative liability	—	1,107,743	1,107,743

Total liabilities	26,006,202	1,107,743	27,113,945

Additional paid-in capital	40,668,709	(920,995)	39,747,714

Accumulated deficit	(35,712,679)	(186,748)	(35,899,427)

Total owners’ equity	4,957,865	(1,107,743)	3,850,122

Total liabilities and owners’ equity	$30,964,067	$—	$30,964,067

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 14 — SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through November 16, 2009, which is the date the accompanying restated financial statements were issued.
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
     On September 8, 2009, the Company entered into an agreement with an institutional investor (the “Investor”), wherein the Company agreed to sell to the Investor, for the sum of $1,400,000, six-month convertible original issue discount notes with principal amounts totaling $1,540,000 (the “Notes”). The agreement provides that if the Company raises over $1.54 million while the Notes are outstanding, the first $1,540,000 must be used to repay the Notes. Additionally, in connection with the Notes issued pursuant to the agreement, the Investor received a five-year warrant to purchase 2,500,000 shares of Company common stock, with exercise prices of $1.25 per share, subject to certain anti-dilution rights for issuances below such exercise price; provided that absent shareholder approval, the exercise price may not be reduced to less than $1.08 per share. These warrants are not registered and cannot be traded. The Company has determined that the warrant provisions providing for protection for issuances below the warrant exercise prices could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. Therefore the Company has determined that the warrants issued in connection with this financing to be a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value associated with the issuance of these warrants was calculated using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.38%; no dividend yield; volatility factor of 94.3%; and a term of 5 years. The Company determined that the warrants issued have a fair value of $1,986,600.
     On October 9, 2009, the Board authorized the Company to issue stock options to purchase up to 100,000 shares of the Company’s common stock to a consultant engaged by the Company to provide microbiology services.
     On October 20, 2009, the Company closed an offering of 17,250,000 units, including 2,250,000 units reflecting the exercise in full of the underwriters’ over-allotment option, at a price per unit of $1.06 to the public. Each unit consists of one share of common stock and one newly created Class H warrant, with each Class H warrant exercisable for one share of common stock at an exercise price of $1.30 per share. The warrants will expire on October 14, 2014. The units are listed on the NASDAQ Capital Market under the symbol “COINU” and the Class H warrants are listed on the NASDAQ Capital Market under the symbol “COINW,” at such time as the warrants are detached from the units. The approximately $16.4 million of net proceeds to the Company, after deducting the underwriting discounts and commissions and other estimated offering expenses, will be used for further development and execution of the Company’s sales and marketing plan, strategic growth initiatives, other general corporate purposes, and to repay the six-month convertible note the Company issued in September 2009 in the principal amount of $1,540,000.

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

	Six months ended June 30,
	2009	2008
Revenues (in thousands)	$1,484	$753
Net loss (in thousands)	(7,113)	(8,592)
Net loss per share — basic and diluted	(.59)	(1.56)
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
     On May 7, 2009, we entered into a formal agreement with an institutional investor, wherein the Company agreed to sell to the Investor, for the sum of $1,182,500, six-month nonconvertible original issue discount notes with principal amounts of $1,330,000 (the “Notes”). The agreement provides that if we raise over $1.33 million while the Notes are outstanding, the first $1,330,000 must be used to repay the Notes. Additionally, in connection with the Notes issued pursuant to the agreement, the investor received five-year warrants to purchase 750,000 shares and 350,000 shares of Company common stock, with exercise prices of $1.00 per share and $1.50 per share, respectively. Also pursuant to this agreement, an investment banker was issued five-year warrants to purchase 135,000 and 65,000 shares of Company common stock with exercise prices of $1.00 per share and $1.50 per share, respectively. These warrants are subject to certain anti-dilution rights for issuance below the exercise prices and are not registered and cannot be traded. We determined that the warrant provisions providing for protection for issuances below the warrant exercise prices could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. We have determined that the warrants issued in connection with this financing to be a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the derivative liability was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.05%; no dividend yield; volatility of 96.7%. The resulting derivative liability was approximately $1,841,100 of which $1,558,100 was included in interest expense and $283,000 was included in general and administrative on May 7, 2009. This derivative liability was revalued at June 30, 2009 using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.66%; no dividend yield; volatility of 96.7%, resulting in a revalued derivative liability of approximately $1,107,700 and a gain on derivative accounting of approximately $733,400.
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
Liquidity and Capital Resources
     At June 30, 2009, we had total current assets of approximately $3.5 million consisting primarily of cash, accounts receivable, inventories and prepaid assets, and had current liabilities of approximately $8.4 million, consisting primarily of accounts payable, accrued expenses, derivative liability and notes payable leaving us with negative working capital of approximately $4.9 million. Non-current assets totaled $27.5 million and consisted primarily of property and equipment, intangible assets and construction in process. Non-current liabilities of $18.7 million consist primarily of bonds payable of $17.5 million and the long-term portion of our notes payable of $1.2 million at June 30, 2009. We have an accumulated deficit at June 30, 2009 of approximately $35.9 million. Owners’ equity at June 30, 2009 was approximately $3.9 million. For the first half of 2009, we generated revenues from operations of approximately $1,484,000.

     At June 30, 2009, our current liabilities are greater than our current assets by approximately $4.9 million. We have trade accounts payable of approximately $4.3 million of which approximately $2.4 million relates to construction at the Woodbridge facility. We have come to agreement with three of our four construction vendors for extended payment terms with interest. Those vendors have agreed to release their liens upon receipt of final payment. We continue to negotiate with the fourth vendor, who has filed a lien against our assets and has commenced a lawsuit for breach of contract.
     Our independent registered public accountants have issued a going-concern opinion on our financial statements as of December 31, 2008. The Company had incurred a net loss of approximately $16.2 million during the year ended December 31, 2008, had a working capital deficiency as of December 31, 2008 and an accumulated deficit of approximately $26.6 million. As of June 30, 2009 the Company continued to have a working capital deficiency and for the six months ended June 30, 2009 the Company had a net loss of $7.1 million and an accumulated deficit of approximately $35.9 million.
     Our plan to become cash flow positive and to work through our current working capital deficit is as follows. We currently have manufacturing capabilities in our Woodbridge and Gonzales facilities as a means to generate revenues and cash. Our cash requirements on a monthly basis are approximately $275,000 at the corporate level, $500,000 for Woodbridge and $200,000 for Gonzales. Currently, only the Gonzales facility is generating enough cash flow to cover its cash requirements, leaving us with a cash shortfall of approximately $775,000 per month. We estimate, that at the current production capacity, we could provide enough product to achieve additional sales of $1,000,000 to $1,500,000 per month, which at those levels, would provide sufficient cash flow to cover our cash requirements, including additional variable costs associated with increased production. Until such sales levels are achieved and we are cash flow positive, we will have to seek additional means of financing in order to cover the shortfall. During the first half of 2009, we reduced the entire $4.5 million convertible debenture balance from the Company’s January 2008 financing by converting the balance into shares of our common stock. In addition, during the first quarter of 2009, the holders of the NJEDA bonds released $2.0 million of escrowed funds for us to use and we obtained $1,330,000 of secured debt financing. We raised another $4.2 million in capital through the issuance of common stock and the exercise of warrants. In addition, we have a shelf registration statement which would allow us to sell shares into the market to raise additional financing of up to $2.0 million, provided that pursuant to SEC rules we may not access the $2.0 million available under the shelf registration statement until our stock price is $1.86. We plan to use the proceeds from the secured debt and the shelf registration statement to fund working capital requirements and to add additional sales and marketing personnel in order to achieve increased sales levels during the remainder of 2009. Specifically we are seeking sales personnel to assist with sales of liquid product into the agricultural market. Also, we continue to expand our sales efforts into the retail market by increasing the number of sales presentations to the retail channel for orders to be placed for early 2010 delivery. The initial results of these sales efforts have indicated that one large current retail customer will double the number of outlets in which the product is carried.
     There can be no assurance that we can raise additional funds from the shelf registration statement or achieve the desired sales levels, and if neither were achieved, we estimate that we would have sufficient cash to last through the end of October 2009. In addition, we have an outstanding amount due to one of our New Jersey construction vendors in the amount of approximately $2.44 million for which a lawsuit has been filed. The funds from the $1,330,000 secured debt or the shelf registration statement have not been used towards payment of the construction vendor amounts and we are currently negotiating with the contractor to issue a note for the outstanding amounts owed.
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
     Subsequent to the original filing of the Quarterly Report of Form 10-Q for the quarter ended June 30, 2009, which was filed on August 14, 2009, we raised approximately $16.4 million through a secondary public offering of 17,250,000 units. The units were priced at $1.06 and each is composed of one share of the Company’s common stock and one newly created Class H Warrant.

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
     We incurred general and administrative expenses of approximately $2,503,000 and $3,759,000 for the three month periods ended June 30, 2009 and 2008, respectively. The principal components of the approximately $1,256,000 decrease in general and administrative expenses are similar in nature to the decrease in the six month activity described above.
     We incurred depreciation expense of approximately $626,000 and $7,000 for the six months ended June 30, 2009 and 2008, respectively, and $306,000 and $3,000 for the three months ended June 30, 2009 and 2008, respectively. The increase in depreciation expense is due to assets placed in service and depreciated, particularly at the Woodbridge facility.
     We recognized derivative gains of $4,298,000 and $0 in the six month periods ending June 30, 2009 and 2008, respectively, and derivative gains of $2,886,000 and $0 in the three months ending June 30, 2009 and 2008, respectively. These gains are non-cash in nature, and are recorded due to our adoption of EITF 07-5 on January 1, 2009, and are more fully described in Item 1. Financial Statements of this quarterly report on Form 10Q/A.
     Interest expense for the six months ended June 30, 2009 and 2008 was $4,030,000 and $3,127,000, respectively. The components of interest expense for the period ended June 30, 2009 are: (i) recognition of $562,000 of interest expense associated with the extension of the convertible debentures issued in January 2008, which became due in January 2009 and which were extended until July 2009 (200,000 shares of common stock were issued in connection with such extension), (ii) recognition of approximately $660,000 of interest expense associated with the issuance of warrants in connection with the March 6, 2009 financing arrangement with the holders of our bonds, and approximately $1,557,000 of interest expense associated with the issuances of warrants related to the short-term non-convertible notes, and (iii) recognition of $700,000 in interest expense on our NJ EDA bonds, and approximately $268,000 on our other various borrowings during the six months ending June 30, 2009. Interest expense for the six months ended June 30, 2008 comprised (i) $176,000 of interest expense on various short-term notes; recognition of approximately $2,093,000 in connection with borrowing transactions, primarily non-cash items; $700,000 on our NJ EDA bonds; and approximately $158,000 in penalties associated with convertible debt.
     As a result of the variances described above, for the six months ended June 30, 2009, net loss was $7.1 million compared to $8.5 million for the same period in 2008. For the three months ended June 30, 2009, the net loss was $3.2 million versus $6.1 million for the same period in 2008.

     As of June 30, 2009, we had current assets of approximately $3.5 million compared to $7.2 million as of December 31, 2008. Our total assets were approximately $31.0 million as of June 30, 2009 compared to approximately $32.6 million as of December 31, 2008. The majority of the decrease in current assets from December 31, 2008 to June 30, 2009 is due to the use of cash for working capital requirements.
     As of June 30, 2009, we had current liabilities of approximately $8.4 million compared to $9.5 million at December 31, 2008. This decrease is due largely to the conversion of debt into shares of our commons stock, and the negotiation of term notes with our construction vendors which moved some of that liability from current to non-current. In addition, we had long-term liabilities of approximately $18.7 million as of June 30, 2009 as compared to $18.1 million at December 31, 2008. The increase is due to the reclassification of amounts owed to construction vendors to long-term liabilities.
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
     On May 19, 2009, we received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd., et al. v. Converted Organics of Woodbridge, et al. The lawsuit alleges private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and our alleged, intentional failure to disclose to adjacent property owners the possibility of our facility causing pollution. The lawsuit seeks enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. In response to these allegations, we have filed opposition papers with the Court and have complied with the plaintiff’s requests for information. We have also paid to the Middlesex County Health Department penalties in the amount of $87,750. We plan to vigorously defend this matter and are unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.
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
          The results of the vote were as follows:

	For	Withheld
Proposal 1	11,041,940	1,161,757

	For	Against	Abstain
Proposal 2	11,943,178	154,664	105,855
Proposal 3	10,441,940	1,471,360	290,397

Item 5.	Other Information.
     None.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit
10.14	Secured Convertible Promissory Note in favor of SNC-Lavalin Project Services, Inc., dated June 16, 2009 (1)

10.15	Secured Convertible Promissory Note in favor of Hatzel & Buehler, Inc., dated June 19, 2009 (1)

10.16	Secured Convertible Promissory Note in favor of Recycling Technology Development, LLC dated March 31, 2009 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

(1)	Previously filed in the Company’s Form 10-Q for the quarter ended June 30, 2009 filed August 14, 2009.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.
Date: November 16, 2009	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer

Date: November 16, 2009	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration

Date: November 16, 2009	/s/ Ellen P. O’Neil
Ellen P. O’Neil
Vice President of Finance & Accounting