Form 10-Q
period 2009-09-30
Converted Organics Inc.
filed 2009-11-16
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number:001-33304
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

Item 1. Financial Statements
CONVERTED ORGANICS INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,427,679	$3,357,940
Restricted cash	—	2,547,557
Accounts receivable, net	303,099	313,650
Inventories	464,284	289,730
Prepaid rent	540,599	389,930
Other prepaid expenses	140,873	73,937
Deposits	29,329	141,423
Other receivables	—	94,250
Deferred financing and issuance costs, net	—	22,042

Total current assets	2,905,863	7,230,459

Deposits	868,026	912,054
Restricted cash	29,782	60,563
Property and equipment, net	22,391,883	19,725,146
Construction-in-progress	271,645	974,900
Capitalized bond costs, net	826,258	862,010
Intangible assets, net	2,633,834	2,852,876

Total assets	$29,927,291	$32,618,008

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Term notes payable — current	$1,608,759	$89,170
Accounts payable	3,628,805	3,583,030
Accrued compensation, officers, directors and consultants	343,946	430,748
Accrued legal and other expenses	642,193	164,620
Accrued interest	287,800	601,166
Convertible notes payable, net of unamortized discount	477,355	4,602,660
Derivative liabilities	3,335,780	—
Capital lease obligations — current	11,540	—
Mortgage payable	—	3,006

Total current liabilities	10,336,178	9,474,400

Capital lease obligation, net of current portion	31,824	—
Term notes payable, net of current portion	934,788	—
Mortgage payable, net of current portion	—	245,160
Convertible note payable, net of current portion	108,895	351,516
Bonds payable	17,500,000	17,500,000

Total liabilities	28,911,685	27,571,076

COMMITMENTS AND CONTINGENCIES	—	—

OWNERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 40,000,000 shares at December 31, 2008 and 75,000,000 at September 30, 2009	2,041	743
Additional paid-in capital	41,723,280	31,031,647
Member’s equity	—	619,657
Accumulated deficit	(40,709,715)	(26,605,115)

Total owners’ equity	1,015,606	5,046,932

Total liabilities and owners’ equity	$29,927,291	$32,618,008

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues	$747,246	$428,516	$2,231,449	$1,181,423

Cost of good sold	1,798,759	647,817	5,556,023	1,272,365

Gross loss	(1,051,513)	(219,301)	(3,324,574)	(90,942)

Operating expenses
General and administrative expenses	1,897,899	1,469,988	6,073,560	6,816,407
Research and development	87,500	102,528	267,000	300,915
Depreciation expense	338,978	61,542	965,194	68,431
Amortization of capitalized costs	83,919	99,834	264,461	285,917
Amortization of license	4,125	4,125	12,375	12,375

Loss from operations	(3,463,934)	(1,957,318)	(10,907,164)	(7,574,987)

Other income/(expenses)
Interest income	73	59,692	22,320	266,319
Derivative gain (loss)	(241,448)	—	4,056,997	—
Other income	14,754	—	53,955	—
Interest expense	(1,119,733)	(1,156,739)	(5,149,546)	(4,284,071)

	(1,346,354)	(1,097,047)	(1,016,274)	(4,017,752)

Loss before provision for income taxes	(4,810,288)	(3,054,365)	(11,923,438)	(11,592,739)

Provision for income taxes	—	—	—	—

Net loss	$(4,810,288)	$(3,054,365)	$(11,923,438)	$(11,592,739)

Net loss per share, basic and diluted	$(0.24)	$(0.51)	$(0.81)	$(1.99)

Weighted average common shares outstanding	20,065,306	6,017,942	14,708,633	5,838,371

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY (DEFICIT)
Nine months ended September 30, 2009
(Unaudited)

	Common Stock					Total
	Shares Issued and		Additional	Member’s	Accumulated	Owners’ Equity
	Outstanding	Amount	Paid-in Capital	Equity	Deficit	(Deficit)
Balance, January 1, 2009, before cumulative effect of change in accounting principle	7,431,436	$743	$31,031,647	$619,657	$(26,605,115)	$5,046,932
Cumulative effect of change in accounting principle	—	—	(2,936,250)	—	(2,146,858)	(5,083,108)

Balance, January 1, 2009, after cumulative effect of change in accounting principle	7,431,436	743	28,095,397	619,657	(28,751,973)	(36,176)
Member’s contributions	—	—	—	915,651	—	915,651
Member’s distributions	—	—	—	(201,630)	—	(201,630)
Deconsolidation of former variable interest entity	—	—	—	(1,367,982)	—	(1,367,982)
Common stock issued to holders of convertible notes payable in connection with extension	200,000	20	561,980	—	—	562,000
Common stock issued upon conversion of convertible notes payable	7,698,144	770	6,322,325	—	—	6,323,095
Common stock issued as compensation	121,528	12	120,301	—	—	120,313
Warrants issued in connection with release of restricted cash	—	—	662,479	—	—	662,479
Issuance of stock options	—	—	190,022	—	—	190,022
Common stock issued upon exercise of warrants	1,500,000	150	1,964,850	—	—	1,965,000
Issuance of common stock	3,461,600	346	3,805,926	—	—	3,806,272
Net income (loss)	—	—	—	34,304	(11,957,742)	(11,923,438)

Balance, September 30, 2009	20,412,708	$2,041	$41,723,280	$—	$(40,709,715)	$1,015,606

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30, 2009	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,923,438)	$(11,592,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Consolidation of variable interest entity	—	6,164
Deconsolidation of variable interest entity	(596,170)	—
Amortization of intangible asset — license	12,375	12,375
Amortization of capitalized bond costs	35,752	35,752
Amortization of deferred financing fees	22,042	245,350
Amortization of intangible assets	206,667	—
Depreciation of fixed assets	1,559,960	213,323
Beneficial conversion feature	230,492	1,780,026
Amortization of discounts attributable to warrants on private financing	1,458,647	1,563,750
Non-cash interest expense — private financings	1,245,186	—
Common stock issued for extension of convertible note payable	562,000	—
Common stock issued as compensation	120,313	—
Stock option compensation expense	190,022	2,329,951
Warrants issued in connection with private financing and equity transactions	662,479	—
Derivative gain	(4,056,997)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(61,659)	(203,311)
Inventory	(174,554)	(343,264)
Prepaid expenses and other current assets	(217,605)	(260,280)
Other assets	94,250	34,476
Deposits	165,122	(486,517)
Increase (decrease) in:
Accounts payable and other accrued expenses	3,157,897	2,631,391
Accrued compensation — officers, directors and consultants	(86,802)	(46,265)
Accrued interest	(181,018)	(305,409)
Other	(53,955)	25,000

Net cash used in operating activities	(7,628,994)	(4,360,227)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	2,578,338	9,758,765
Cash paid for acquisitions	—	(1,500,000)
Purchase of fixed assets	(3,623,823)	(7,025,121)
Capitalized interest	—	(638,368)
Construction costs	(54,081)	(3,830,683)

Net cash used in investing activities	(1,099,566)	(3,235,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Member’s contributions	230,983	541,600
Member’s distributions	(201,630)	—
Net proceeds from exercise of options	—	536,250
Net proceeds from exercise of warrants	1,965,000	6,169,554
Net proceeds from stock offering	3,806,272	—
Net proceeds from nonconvertible short-term note	1,182,500	—
Net proceeds from convertible short-term note	1,400,000
Repayment of nonconvertible short-term note	(1,330,313)	—
Proceeds from private financing, net of original issue discount	—	3,715,000
Repayment of demand notes	—	(69,600)
Repayment of capital lease obligations	(9,614)	—
Repayment of term notes	(243,956)	(734,729)
Repayment of mortgage payable	(943)	(5,912)

Net cash provided by financing activities	6,798,299	10,152,163

NET (DECREASE) INCREASE IN CASH	(1,930,261)	2,556,529

Cash and cash equivalents, beginning of period	3,357,940	287,867

Cash and cash equivalents, end of period	$1,427,679	$2,844,396

Supplemental cash flow information:
Cash paid during the period in:
Interest	$1,587,253	$1,722,863

Non-cash financing activities:
Financing costs paid from proceeds of private financing	$—	$335,000
Equipment acquired through assumption of capital lease	52,979	—
Equipment acquired through assumption of term note	118,250	—
Common stock issued upon conversion of convertible notes payable	6,323,095	—
Beneficial conversion discount on convertible note	—	2,943,386
Fair value of derivatives issued	3,827,686	—
Discount on warrants issued in connection with financings	2,870,313	1,113,750
Member’s contribution of convertible note	684,668	—
Conversion of accounts payable into notes payable	2,634,039	—
The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements of Converted Organics Inc. (the “Company”) have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results as of and for the three and nine month interim periods ended September 30, 2009 and 2008.
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
NOTE 2 — GOING CONCERN — MANAGEMENT’S PLAN OF OPERATION
          As of December 31, 2008, the Company had incurred a net loss of approximately $16.2 million during the year ended December 31, 2008, had a working capital deficiency as of December 31, 2008 and an accumulated deficit of approximately $26.6 million. As of September 30, 2009, the Company continued to have a working capital deficiency and for the nine months ended September 30, 2009 the Company had a net loss of $11.9 million and an accumulated deficit of approximately $40.7 million. The report of our independent registered public accounting firm as of and for the year ended December 31, 2008 contained an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.
     On October 20, 2009, the Company closed an offering of 17,250,000 units, including 2,250,000 units reflecting the exercise in full of the underwriters’ over-allotment option, at a price per unit of $1.06 to the public. Each unit consists of one share of common stock and one newly created Class H warrant, with each Class H warrant exercisable for one share of common stock at an exercise price of $1.30 per share. The warrants will expire on October 14, 2014. The units are listed on the NASDAQ Capital Market under the symbol “COINU” and the Class H warrants will be listed on the NASDAQ Capital Market under the symbol “COINW,” at such time as the warrants are detached from the units. The approximately $16.4 million of net proceeds to the Company, after deducting the underwriting discounts and commissions and other estimated offering expenses, will be used for further development and execution of the Company’s sales and marketing plan, strategic growth initiatives, other

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — GOING CONCERN — MANAGEMENT’S PLAN OF OPERATION — CONTINUED
general corporate purposes, and to repay the six-month note the Company issued in September 2009 in the principal amount of $1,540,000.
     In addition, the Company currently has manufacturing capabilities in its Woodbridge and Gonzales facilities as a means to generate revenues and cash. The Company’s cash requirements on a monthly basis are approximately $300,000 at the corporate level, $500,000 for Woodbridge and $200,000 for Gonzales. Currently, only the Gonzales facility is generating enough cash flow to cover its cash requirements, leaving the Company with a cash shortfall of approximately $800,000 per month. The Company estimates that, at current production capacity, it could provide enough product to achieve additional sales of $1,000,000 to $1,500,000 per month which, at those levels, would provide sufficient cash flow to cover the Company’s operating requirements, including additional variable costs associated with increased production. Until such sales levels are achieved and the Company is cash flow positive, the Company will use the proceeds of its October 20, 2009 secondary offering to fund operations.
     During the first nine months of 2009, the Company settled the entire $4.5 million convertible debenture balance from the Company’s private financing in 2008 (the “2008 Financing”) by converting the balance into shares of its common stock. In addition, during the first nine months of 2009, the holders of the NJEDA bonds released $2.0 million of escrowed funds for the Company to use and the Company has secured $1,330,000 of secured debt financing. In addition, the Company has filed a shelf registration statement which will allow the Company to sell shares into the market to raise additional financing. The Company plans to use the proceeds from the $1,330,000 secured debt and the shelf registration statement to fund working capital requirements, retire debt and to add additional sales and marketing personnel in order to achieve increased sales levels during the remainder of 2009. During the second quarter of 2009, the Company raised approximately $4.2 million from the sale of common stock registered under the shelf registration statement. These funds were used to retire the $1,330,000 secured debt and to provide additional working capital for the Company. During the third quarter of 2009, the Company secured a convertible, short-term bridge loan of $1,540,000, for net proceeds of $1,400,000 which the Company intends to pay off with funds from the October, 2009 offering of the Company’s common stock.
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
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
     In June 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB. The ASC reorganizes various U.S. GAAP pronouncements into accounting topics and displays them using a consistent structure. All existing accounting standards documents are superseded as described in Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. All of the contents of the ASC carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identified and ranked the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with U.S. GAAP. Also included in the ASC are rules and interpretive releases of the SEC, under authority of federal securities laws that are also sources of authoritative U.S. GAAP for SEC registrants. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC as of July 1, 2009 will have no impact on the Company’s financial statements other than changing the way specific accounting standards are referenced in the financial statements.

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
CASH AND CASH EQUIVALENTS
     The Company considers financial instruments with an original maturity date of three months or less from the date of purchase to be cash equivalents. The Company had cash equivalents of $0 at September 30, 2009 and $534,800 at December 31, 2008 consisting of certificates of deposit. These certificates of deposit were held by VLH.
RESTRICTED CASH
     As of September 30, 2009, the Company had remaining approximately $30,000 of restricted cash as required by its bond agreement with the New Jersey Economic Development Authority (“NJEDA”). This cash was raised by the Company in its initial public offering and bond financing on February 16, 2007 and is set aside in reserve for bond principal and interest payments along with a reserve for lease payments. The Company has classified this restricted cash as non-current to the extent that such funds are to be used to acquire non-current assets or are to be used to service non-current liabilities. Third party trustee approval is required for disbursement of all restricted funds.
ACCOUNTS RECEIVABLE
     Accounts receivable represents balances due from customers, net of applicable reserves for doubtful accounts. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date. At September 30, 2009 and December 31, 2008, an allowance for doubtful accounts of $58,000 and $16,000, respectively, has been established against certain receivables that management has identified as uncollectible.
INVENTORIES
     Inventories are valued at the lower of cost or market, with cost determined by the first in, first out basis. Inventory consists primarily of raw materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves deemed necessary by management at September 30, 2009 and December 31, 2008.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
PREPAID RENT
     The Company has recorded prepaid rent on its consolidated balance sheets which represents the difference between actual lease rental payments made as of September 30, 2009 and December 31, 2008, and the straight-line rent expense recorded in the Company’s consolidated statements of operations for the periods then ended relating to the Company’s facilities in Woodbridge, New Jersey and Gonzales, California.
DEFERRED FINANCING COSTS
     In connection with the private financing arrangement of January 24, 2008, the Company incurred legal and placement fees of $345,000. These fees were amortized over one year. Amortization expense of $22,042 and $236,708 was recorded during the nine months ended September 30, 2009 and 2008, respectively, related to these costs. These costs have been fully amortized into expense as of September 30, 2009.
INTANGIBLE ASSETS
     The Company accounts for its intangible assets in accordance with ASC section 350. The standard requires that intangible assets with finite lives, such as the Company’s license, be capitalized and amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable.
LONG-LIVED ASSETS
     In accordance with ASC section 360 , long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such reviews are based on a comparison of the asset’s undiscounted cash flows to the recorded carrying value of the asset. If the asset’s recorded carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, the asset is written down to its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. No impairment charges were deemed necessary during the three and nine month periods ended September 30, 2009 and 2008.
PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of seven to twenty years.
CAPITALIZED BOND COSTS
     In connection with its $17.5 million bond financing on February 16, 2007, the Company has capitalized bond issuance costs of $953,375 and is amortizing these costs over the life of the bond. Amortization expense of $11,917 and $35,752 was recorded in each of the three and nine month periods ended September 30, 2009 and 2008, respectively.
REVENUE RECOGNITION
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
FAIR VALUE MEASUREMENTS
     The Company has partially implemented ASC section 820 related to fair value measurements for assets and liabilities. The standard defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value. This standard only applies when other guidance require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. The major categories of assets and liabilities that have not been measured and disclosed using the ASC fair value guidance are primarily property and equipment and goodwill.
EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the three and nine month periods ended September 30, 2009 and 2008.
SEGMENT REPORTING
     The Company has no reportable segments.
NEWLY ADOPTED ACCOUNTING STANDARDS
     In January 2009, the FASB issued new guidance codified under the ASC in the section on Derivatives and Hedging Activities affecting the accounting for warrants and many convertible instruments with certain provisions that protect holders from a decline in stock price (or “down-round” provisions). Warrants and convertible instruments with such provisions may no longer be recorded in equity. The Company evaluated whether its stock warrants and the conversion feature in its convertible notes contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option. The Company determined that the conversion features in the convertible notes issued in the January 2008 private financing contain such provisions. In accordance with the new guidance, the Company, beginning on January 1, 2009, bifurcated and recognized these embedded conversion features as derivative liabilities at their fair value on each reporting date. The cumulative effect of the change in accounting for these instruments of $5,083,108 was recognized as an adjustment to the opening balance of accumulated deficit and additional paid-in capital at January 1, 2009. The cumulative effect adjustment was the difference between the amounts recognized in the consolidated balance sheet before initial adoption of the new guidance and the amounts recognized in the consolidated balance sheet upon the initial application of the new guidance. The amounts recognized in the balance sheet as a result of the initial application of the new guidance on January 1, 2009 were determined based on the amounts that would have been recognized if the new guidance had been applied from the issuance date of conversion features.
     In April 2009, the FASB issued new guidance in the ASC section on Financial Instruments and Interim Reporting. The new guidance requires summarized disclosure in interim periods of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements. Prior to the new guidance,

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
such disclosures were required only for annual periods. The adoption of the new guidance on April 1, 2009 resulted in additional disclosures in the Company’s consolidated financial statements.
     In May 2009, the FASB issued new guidance in the ASC section regarding evaluation of subsequent events. The new guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the new guidance on June 30, 2009 required the Company to disclose the date through which they have evaluated subsequent events and whether that date is the date the financials were issued.
     In January 2009, the FASB issued new guidance codified in the ASC section on Derivative Instruments and Hedging Activities. The guidance changes the disclosure requirements for derivative instruments and hedging activities. This new guidance also enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the guidance and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of this guidance on January 1, 2009 did not have a material impact on the condensed consolidated financial statements.
NOTE 4 — INVENTORIES
     The Company’s inventories consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Finished goods	$67,867	$214,053
Raw materials	109,340	18,785
Packaging materials	287,077	56,892

Total inventories	$464,284	$289,730

NOTE 5 — FAIR VALUE MEASUREMENTS
     Fair Value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as of the measurement date. The Company applies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (also referred to as observable inputs). The following summarizes the fair value hierarchy:
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
     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement falls in its entirety has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 5 — FAIR VALUE MEASUREMENTS — CONTINUED
     The Company’s assets and liabilities that are reported at fair value in the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008 were as follows:

		Balance
		September 30,
	Observable Inputs	2009	December 31, 2008
Assets
Certificate of Deposit	Level 2	$—	$534,821
Derivative liabilities	Level 3	(3,335,780)	—
The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the nine month period ended September 30, 2009:

Balance as of December 31, 2008	$—
Cumulative effect of change in accounting principle	(5,083,108)
Purchases, issuances and settlements, net	(2,309,669)
Net gains	4,056,997

Balance as of September 30, 2009	$(3,335,780)

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
     On April 1, 2009, the Company agreed to convert certain accounts payable into a 12 month note with its landlord at the New Jersey facility, Recycling Technology Development Corporation (“Recycling Technology”). The Note bears interest at 9%, payable quarterly in arrears commencing September 30, 2009. The Note requires payments of $263,573 on September 30 and December 31, 2009, to be applied first to accrued interest and then to principal. A final installment of $318,832 is due on March 31, 2010. The installment due on September 30, 2009 was paid on October 1, 2009.
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
     On September 24, 2009, the Company agreed to convert certain accounts payable into a 24 month note with Airside, Inc. (“Airside”) for $335,085. The terms of the Note required the Company to make an initial payment of $38,500, applied to principal, interest only payments for six months and the remaining principal and interest balance to be repaid in 18 monthly installments of $16,477 commencing in April, 2010. The Note has a stated interest rate of 6% for the first six months and 0% for months seven through twenty-four. The Company has recorded a discount on the note representing imputed interest of $14,754, which will be amortized during the non-interest bearing period of the note repayment.
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
     On March 6, 2009, the Company entered into an agreement with the holders of the New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures on its New Jersey facility and to defer interest payments on the bonds through July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, the Company issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant. The expense associated with these warrants of $662,000 is reflected as interest expense in the consolidated statements of operations for the nine months ended September 30, 2009. On July 30, 2009 the deferred interest payments were paid in full. In September of 2009, the holders of the bonds agreed to continue to defer monthly deposits to the interest escrow through January, 2010.
CONVERTIBLE NOTE PAYABLE
     On January 24, 2008, in conjunction with the purchase of the net assets of UOP, the Company issued a note payable to the former sole member in the amount of $1,000,000. The note bears interest of 7% per annum and matures on February 1, 2011; monthly principal and interest payments are $30,877. The note became convertible by the holder six months after issuance. The Company recognized a discount related to the intrinsic value of the beneficial conversion feature of the note as interest expense through the stated redemption date of the note. That amount was calculated to be $7,136, and has been recorded as a component of additional paid-in capital. The balance of this note and the related interest expense had been eliminated in the consolidation of VLH, a variable interest entity, during the three month period ended March 31, 2009, as the related convertible note receivable was contributed to VLH by its member. As of September 30, 2009, VLH is no longer considered to be a variable interest entity of the Company, and therefore the balance of the note and the related interest are no longer eliminated in the consolidation.
     During the nine months ending September 30, 2009, the holder of the note commenced converting the principal and interest payments to shares of common stock. Accordingly, the Company issued 200,000 shares of common stock to the note holder, representing principal and interest payments of approximately $231,000.
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
     In connection with the Financing, the Company had agreed that within 75 days of the closing date the Company would have a shareholder vote to seek approval to issue a convertible debenture with an interest rate of 10% per annum, which would be convertible into common stock pursuant to terms of the debenture agreement, or such other price as permitted by the debenture (the “Convertible Debenture”). Upon shareholder approval, the Note was replaced by this Convertible Debenture and one half of each of the Class A Warrants and Class B Warrants issued were returned to the Company. Under the conversion option, the Investors shall have the option, at            any time on or before the maturity date (January 24, 2009), to convert the outstanding principal of this Convertible Debenture into fully-paid and non assessable shares of the Company’s common stock at the conversion price equal to the lowest of (i) the fixed conversion price of $6.00 per share, (ii) the lowest fixed conversion price (the lowest price, conversion price or exercise price set by the Company in any equity financing transaction, convertible security, or derivative instrument issued after January 24, 2008), or (iii) the default conversion price (if and so long as there exists an event of default, then 70% of the average of the three lowest closing prices of common stock during the twenty day trading period immediately prior to the notice of conversion). The Company held a special shareholders’ meeting on April 3, 2008 to vote on this matter, at which time it was approved.
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
     In connection with this borrowing, the Company issued 1.5 million warrants to purchase common stock, which were deemed to have a fair value of $5,497,500. The Company recorded the relative fair value of the warrants to the underlying notes of $2,227,500 as additional paid-in capital and established a discount on the debt. The discount was being amortized over the life of the note (12 months). On April 17, 2008, the Investors returned to the Company 750,000 warrants that had been held in escrow. This reduced the value assigned to the warrants and, accordingly, the value assigned to the debt discount attributable to the warrants by $1,113,750. In addition, the remaining original issue discount of approximately $366,000 was recognized as expense on April 7, 2008.
     On April 7, 2008, the shareholders of the Company approved the issuance of additional shares so that convertible notes could be issued to the note holders to replace the original notes dated January 24, 2008. The Company is required to recognize a discount for the intrinsic value of the beneficial conversion feature of the notes, which is to be recognized as interest expense through the redemption date of the notes, which is January 24, 2009. That amount was calculated to be $3,675,000, and recognition was limited to $2,936,250, as the debt discount was limited to the proceeds allocated to the convertible instrument of $4,500,000. That discount is being amortized over the life of the loan. During the nine month periods ending September 30, 2009 and 2008, the Company recognized interest expense of $230,492 and $0 related to this discount.
     On January 24, 2009 the convertible notes became due. Because the Company did not have sufficient cash to repay the notes, the Company agreed to convert the notes to shares at the default rate, although no event of default had occurred. As of March 31, 2009, the note holders had converted the full principal amount of $4,500,000 into 7,366,310 shares of common stock. In consideration for entering into this agreement, the Company granted 200,000 shares of common stock to the note holders. An expense of $562,000 is included in the statement of operations for the nine months ended September 30, 2009 for this stock grant, which represents the market value of 200,000 shares on the date they were granted. In addition, the notes accrue interest at 10% of their declining balance as they are paid off through the issuance of stock. An additional 131,834

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT — CONTINUED
shares of common stock were issued on April 23, 2009 for accrued interest. Accrued interest of $7,232 has not been converted to shares of common stock.
     On May 7, 2009, the Company entered into an agreement with an institutional investor (the “Investor”), wherein the Company agreed to sell to the Investor, for the sum of $1,182,500, six-month non-convertible original issue discount notes with principal amounts totaling $1,330,313 (the “Notes”). The agreement provides that if the Company raises over $1.33 million while the Notes are outstanding, the first $1,330,313 must be used to repay the Note. Additionally, in connection with the Notes issued pursuant to the agreement, the Investor received five-year warrants to purchase 750,000 shares and 350,000 shares of Company common stock, with exercise prices of $1.00 per share and $1.50 per share, respectively, (Class C and D warrants, respectively) subject to certain anti-dilution provisions. An investment banker was issued 135,000 Class C warrants and 65,000 Class D warrants. These warrants are subject to certain anti-dilution right for issuance below the exercise prices and are not registered and cannot be traded. The Company has determined that the warrant provisions providing for protection for issuances below the warrant exercise prices could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. Therefore the Company has determined that the warrants issued in connection with this financing to be a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.05%; no dividend yield; volatility of 96.7%. The resulting derivative liability on May 7, 2009 was approximately $1,841,100 of which $1,558,000 was recorded as interest expense and $283,000 was recorded as general and administrative expense on the consolidated statement of operations for the nine months ended September 30, 2009. The liability was revalued as of September 30, 2009 using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.31%; no dividend yield, volatility of 94.9%, resulting in a revalued liability of approximately $1,154,100 and a derivative gain of approximately $687,000, on the consolidated statement of operations for the nine month period ending September 30, 2009.
     On September 8, 2009, the Company entered into an agreement with an institutional investor (the “Investor”), wherein the Company agreed to sell to the Investor, for the sum of $1,400,000, six-month convertible original issue discount notes with principal amounts totaling $1,540,000 (the “Notes”). The agreement provides that if the Company raises over $1.54 million while the Notes are outstanding, the first $1,540,000 must be used to repay the Notes. Additionally, in connection with the Notes issued pursuant to the agreement, the Investor received a five-year warrant to purchase 2,500,000 shares of the Company’s common stock, with exercise prices of $1.25 per share, subject to certain anti-dilution rights for issuances below such exercise price; provided that absent shareholder approval, the exercise price may not be reduced to less than $1.08 per share. These warrants are not registered and cannot be traded. The Company has determined that the warrant provisions providing for issuances below the warrant exercise price could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. The Company has determined that the warrants issued in connection with this financing are a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the derivative liability was determined on September 8, 2009 using a Black-Scholes model and the following assumptions; risk-free interest rate of 2.38%; no dividend yield; volatility of 94.3%. The resulting liability of $1,986,600 was recorded as a discount on the Note to the extent of the Note balance of $1.4 million, and is being amortized over the six month note term, and the remaining $587,000 was recorded as interest expense in the three and nine month periods ending September 30, 2009. The derivative liability was revalued as of September 30, 2009 using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.31%; no dividend yield; volatility of 94.9%, resulting in a revalued liability of approximately $2,181,700. The derivative loss of $195,000 is recorded on the consolidated statement of operations for the three months ended September 30, 2009.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT — CONTINUED
DERIVATIVE INSTRUMENTS
     Upon the adoption of guidance described in ASC section 815 related to derivatives and hedging activities on January 1, 2009, the Company determined that the conversion features within the convertible notes payable issued in the January 2008 private financing to be an embedded derivative which was required to be bifurcated and shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the conversion feature was determined using a Black-Scholes model and resulted in a fair value of $5,083,108. The fair value at January 1, 2009 was recognized as a cumulative effect of accounting change in the Company’s consolidated statement of changes in owners’ equity (deficit).
     During the nine months ended September 30, 2009, all conversion features were converted to common stock at the default rate in accordance with the agreement dated January 29, 2009 with the note holders. The effect of the derivative instruments in the nine months ended September 30, 2009 was recorded in the Company’s consolidated statements of operations and was a derivative gain of $3,565,091. No derivative liability related to this transaction is recorded as of September 30, 2009 as all derivative instruments have been converted into common stock.
     See discussion above of the Company’s Class C, D and G warrants which the Company considers to be derivative instruments.
NOTE 7 — CAPITALIZATION OF INTEREST COSTS
     The Company has capitalized interest costs, net of certain interest income, related to its New Jersey Economic Development Authority Bonds in the amount of $1,077,686 as of September 30, 2009 and December 31, 2008. Capitalized interest is initially included with construction-in-progress on the consolidated balance sheets. As assets are placed in service, the capitalized interest is added to the value of the assets on a pro-rata basis.
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
     On July 15, 2009, the Company entered into a Securities Purchase Agreement with an institutional investor. Pursuant to the Securities Purchase Agreement, the Company agreed to issue to the investor: (a) 1,961,000 shares of the Company’s common stock at $1.02 per share; and (b) warrants to purchase an additional 585,000 shares of the Company’s common stock at an exercise price of $1.25 per share. The Warrants may be exercised commencing January 15, 2010 until July 15, 2014.
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
     See Note 6 for a discussion of the Company’s Class C, D and G warrants issued in connection with financing transactions.
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
     Until the redemption date, the Class A warrants were convertible into common stock at an exercise price of $8.25. Each warrant exercised at this price received 1.276 shares of common stock. Prior to the notification of redemption, approximately 756,000 Class A warrants had been exercised. After the redemption, an additional 673,000 warrants were exercised. In total, from both the exercise and redemption of warrants, the Company received proceeds of approximately $11,344,000. The Company was obligated to remit to its transfer agent funds sufficient to compensate warrant holders for the remaining warrants at $.25 each. The intrinsic value of the Company’s warrants is $264,700 as of September 30, 2009.
The following table sets forth the outstanding warrants as of September 30, 2009:

					Class E	Class F	Class G
	Class B	Class C	Class D	Warrants	Warrants	Warrants	Warrants
	Warrants	Warrants	Warrants	Exercise	Exercise	Exercise	Exercise
	Exercise	Exercise	Exercise	Price	Price	Price	Price
	Price $11.00	Price $1.00	Price $1.02	$1.40	$1.63	$1.25	$1.25

Outstanding at January 1, 2009	2,648,029	—	—	—	—	—	—

Issued in connection with agreement with bond holders on March 6, 2009	2,284,409	—	—	—	—	—	—

Issued in connection with securing debt on May 7, 2009	—	885,000	415,000	—	—	—	—

Issued in connection with issuance of shares on May 19, 2009	—	—	—	1,500,000	—	—	—

Warrants exercised May 26, 2009	—	—	—	(1,500,000)	—	—	—
Issued in connection with May 26 warrants exercised	—	—	—	—	1,500,000	—	—
Issued in connection with issuance of shares on July 15, 2009	—	—	—	—		585,000	—
Issued in connection with issuance of convertible debt on September 8, 2009	—	—	—		—	—	2,500,000

Outstanding at September 30, 2009	4,932,438	885,000	415,000	—	1,500,000	585,000	2,500,000

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 9 — STOCK OPTION PLAN
     The following table presents the activity under the 2006 Stock Option Plan from January 1, 2009 through September 30, 2009:

	Weighted Average
	Shares	Price per Share
Outstanding at January 1, 2009	1,246,735	$4.50
Granted	233,500	1.10
Exercised	—	—
Canceled	(241,340)	4.75

Outstanding and exercisable at September 30, 2009	1,238,895	$3.81

     On June 27, 2009, the Company granted 233,500 stock options under its 2006 Stock Option Plan. The expense associated with this option grant was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.85%; no dividend yield; volatility of 96.7%. The resulting expense of $190,000 is included in general and administrative expense on the consolidated statement of operations for the nine month period ended September 30, 2009. As of September 30, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. The intrinsic value of the Company’s outstanding stock options was $25,700 of September 30, 2009.
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
     The acquisitions have been accounted for in the first quarter of 2008 using the purchase method of accounting. Accordingly, the net assets have been recorded at their estimated fair values, and operating results have been included in the Company’s consolidated financial statements from the date of acquisition.
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

	Nine months ended September 30,
	2009	2008
Revenues (in thousands)	$2,231	$1,181
Net loss (in thousands)	(11,923)	(11,646)
Net loss per share — basic and diluted	(0.81)	(1.99)
NOTE 11 — RELATED PARTY TRANSACTIONS
ACCRUED COMPENSATION-OFFICERS, DIRECTORS AND CONSULTANTS
     As of September 30, 2009 and December 31, 2008, the Company has an accrued liability totaling approximately $344,000 and $431,000, respectively, representing accrued compensation to employees, officers, directors and consultants.
CONVERTED ORGANICS OF RHODE ISLAND, LLC
     Converted Organics of Rhode Island, LLC was formed for the purpose of developing and operating a waste-to-fertilizer facility in Johnston, Rhode Island. A development consultant who has provided services to the Company is a minority owner of Converted Organics of Rhode Island, LLC. For the nine month period ending September 30, 2009 the consultant was paid $75,000, and received 121,528 shares of the Company’s common stock for services rendered.
PACKAGING VENDOR
     The Company has purchased packaging materials from a vendor which is partially owned by an employee of the Company. The Company made purchases of $103,000 from this vendor in the nine month period ended September 30, 2009.
NOTES PAYABLE
     The Company has a term note due to its CEO in the amount of $89,170 at September 30, 2009 and December 31, 2008. The note matured in April, 2009, and the term was extended for one year. The Company paid accrued interest of $21,400 upon extension of the note.
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

For years ended December 31,
2009 (October 1, 2009 through December 31, 2009)	266,500
2010	1,044,800
2011	1,056,200
2012	1,069,100
2013	1,077,400
2014 and thereafter	9,024,000

$13,538,000

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
     The Company received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement dated April 11, 2006 (“FTA”), captioned Gerald S. Leeseberg, et al. v. Converted Organics Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, the Company filed a Motion for Partial Dismissal of Complaint. It is uncertain when the Court will rule on this motion. The Company plans to vigorously defend itself in this matter, and is unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.
     On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd., et al. v. Converted Organics of Woodbridge, et al. The lawsuit alleges private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and the Company’s alleged, intentional failure to disclose to adjacent property owners the possibility of the facility causing pollution. The lawsuit seeks enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. In response to these allegations, the Company has filed opposition papers with the Court and has complied with the plaintiff’s requests for information. The Company has also paid the Middlesex County health Department penalties in the amount of $86,000 relating to odor emissions.
     On May 28, 2009, the Company received notice that a Lien Claim Foreclosure Complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Armistead Mechanical, Inc. v. Converted Organics Inc., et al. Armistead filed this Lien Claim Foreclosure Complaint in order to perfect its previously filed lien claim. In connection with the Complaint, Armistead also filed a Demand for Arbitration in order to preserve its status quo and right to submit a contract dispute claim to binding arbitration. Armistead has indicated that it wishes to continue settlement discussions and has offered to cooperate with the Company’s efforts to secure financing for a mutually agreeable settlement. The Company intends to continue working towards an agreeable settlement with Armistead. On July 10, 2009, the Company received an Amended Lien Claim Foreclosure Complaint from Armistead Mechanical. The amended complaint did not make any substantial changes to the suit. On August 4, 2009, the Company filed a response to the complaint whereby the Company denied certain claims and at this time management is unable to estimate any contingent losses. On August 28, 2009, the court entered an order staying the litigation pending the outcome of arbitration. In connection with the Complaint, Armistead has filed a demand for arbitration with the American Arbitration Association in order to preserve its status quo and right to submit a contract dispute claim to binding arbitration. On October 30, 2009, the Company’s response to the demand was due with the consent of Armistead. No arbitrator has yet been appointed. Armistead has indicated to us that it wishes to continue settlement discussions and has offered to cooperate with our efforts to secure financing for a mutually agreeable settlement. The Company intends to continue working towards an agreeable settlement with Armistead.
OTHER
     The Middlesex County Health Department (MCHD) issued a number of notices of violation (“NOV”) to the Company for alleged violations of New Jersey State Air Pollution Control Act, which prohibits certain off-site odors. The NOV alleged that odors emanating from the facility had impacted surrounding businesses and those odors were of sufficient intensity and duration to constitute air pollution under the Act. The penalties assessed total $391,500 of which the Company has paid $87,750 (of which $86,000 were related to odor emissions, as described above), and currently have an unpaid balance of $305,500. The Company has recorded a liability of $270,250 as of September 30, 2009, relating to the unpaid portion of the penalties as of that date. In addition, based on a change in operational procedures and working with two outside odor-control

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 12 — COMMITMENTS AND CONTINGENCIES — CONTINUED
consultants, the Company believes it has significantly rectified the odor issues. MCHD recognized that the Company has made substantial efforts and improvements at our Woodbridge facility in odor control and as a result, has negotiated a sixteen-month payment plan for the odor violations issued from May 2009 through July 22, 2009 totaling $232,500.
     The New Jersey Department of Environmental Protection (“NJDEP”) Bureau of Air Compliance and Enforcement issued an Administrative Order (the “A.O.”) to the Company for alleged violations of the Company’s Air permit issued pursuant to the Air Pollution Control Act. The A.O. alleged that the Company was not operating in compliance with its Air Permit. No penalties were assessed in the A.O. However, the A.O. remains an open matter, because, as NJDEP stated in the A.O., the provisions of the order remain in effect during pendency of the hearing request. Additionally, any corrective action taken by the Company does not preclude the State from initiating a future enforcement action or seeking penalties with respect the violations listed in the A.O.
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
NOTE 13 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND CHANGES TO PRIOR PERIOD PRESENTATION
     In the course of a review by the Company of its accounting for warrants undertaken during the preparation of the Company’s unaudited consolidated financial statements for the three and nine months ended September 30, 2009, the Company identified an error in the accounting during the quarter ended June 30, 2009 for warrants issued in the Company’s May 7, 2009 financing that contained provisions that lowered the exercise price of such warrants if, with certain exceptions, the Company entered into a transaction at a per share price that is less than the exercise price of such warrants. Although there was no change in net cash used in operating activities in the unaudited consolidated statements of cash flows, certain components changed due to the adjustments highlighted below. The Company has restated its previously issued unaudited consolidated interim financial statements for the three and six month periods ended June 30, 2009. This error had the following impact on the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009:
Condensed Consolidated Statement of Operations

	Three months ended June 30, 2009			Six months ended June 30, 2009
	Previously			Previously
	Reported	Adjustment	Restated	Reported	Adjustment	Restated

Revenues	$992,364	$—	$992,364	$1,484,203	$—	$1,484,203
Gross (loss) profit	(1,120,710)	—	(1,120,710)	(2,273,061)	—	(2,273,061)
Loss from operations	(4,024,881)	—	(4,024,881)	(7,443,230)	—	(7,443,230)
Derivative gain	2,153,106	733,354	2,886,460	3,565,091	733,354	4,298,445
Interest expense	(1,202,959)	(920,102)	(2,123,061)	(3,109,711)	(920,102)	(4,029,813)
Net loss	$(3,023,581)	$(186,748)	$(3,210,329)	$(6,926,402)	$(186,748)	$(7,113,150)

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 13 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS AND CHANGES TO PRIOR PERIOD PRESENTATION — CONTINUED
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
NOTE 14 — SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through November 16, 2009, which is the date the accompanying financial statements were issued.
     On October 9, 2009, the Board authorized the Company to issue stock options to purchase up to 100,000 shares of the Company’s common stock to a consultant engaged by the Company to provide microbiology services.
     On October 20, 2009, the Company closed an offering of 17,250,000 units, including 2,250,000 units reflecting the exercise in full of the underwriters’ over-allotment option, at a price per unit of $1.06 to the public. Each unit consists of one share of common stock and one newly created Class H warrant, with each Class H warrant exercisable for one share of common stock at an exercise price of $1.30 per share. The warrants will expire on October 14, 2014. The units are listed on the NASDAQ Capital Market under the symbol “COINU” and the Class H warrants will be listed on the NASDAQ Capital Market under the symbol “COINW,” at such time as the warrants are detached from the units. The approximately $16.4 million of net proceeds to the Company, after deducting the underwriting discounts and commissions and other estimated offering expenses, will be used for further development and execution of the Company’s sales and marketing plan, strategic growth initiatives, other general corporate purposes, and to repay the six-month note the Company issued in September 2009 in the principal amount of $1,540,000.

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
          Significant Recent Developments/Results of the Secondary Public Offering
     On October 20, 2009, we completed a secondary public offering of 17,250,000 units, including 2,250,000 units reflecting the exercise in full of the underwriters’ over-allotment option, which raised approximately $16.4 million in net proceeds to the Company. Each unit consists of one share of our common stock and one Class H warrant. Each Class H warrant entitles the holder to purchase one share of our common stock at a price of $1.30, and will expire on October 14, 2014. The Class H warrants are exercisable on December 14, 2009. We plan to use the net proceeds for the following:
•	general corporate purposes and working capital requirements;

•	further development and execution of our sales, marketing and distribution plan;

•	further expansion at our Gonzales facility;

•	continued development of our smaller capacity operating unit line of business (including patent and intellectual property development);

•	potential investment and development in new facilities;

•	additional alliances and acquisitions; and

•	continued development of our licensing program.
          In addition, we used the proceeds to repay a six-month note we issued in September 2009 in principal amount of $1,540,000. We anticipate that the money raised through the secondary public offering may provide the Company with sufficient working capital to successfully operate until we become cash flow positive, assuming we achieve our desired sales levels and assuming we do not encounter any unforeseen costs or expenses. If we do not achieve our desired sales levels or if we encounter unforeseen costs or expenses, we may require additional financing for which we have no commitments.

          Woodbridge Facility
     We obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the landlord has modified and that we have equipped as our first internally constructed waste conversion facility. We are currently producing both liquid and dry product at that facility. In the first nine months of 2009, we began to record tip fee and product sales revenue, nevertheless we are currently operating at less than full capacity at that facility. At full capacity, the Woodbridge facility is expected to process approximately 78,000 tons of food waste and produce approximately 9,900 tons of dry product and approximately 10,000 tons of liquid annually. We have substantially completed upgrades to the Woodbridge facility, and we are presently bringing equipment on-line to fulfill our commitment to overcome operational difficulties that hampered the efficiency of the plant at opening. We believe these upgrades will allow us to achieve capacity at the facility of approximately 70% of full capacity, subject to the maintenance issues discussed in the following paragraph. During the first nine months of 2009, we generated revenue from this facility in the form of tip fees of approximately $102,000 and product sales of approximately $305,000. In order for this facility to be cash flow positive, we estimate that sales would need to be in a range of $450,000 to $550,000 per month. We estimate that the product can be sold in the range of $400 to $700 per ton based on the market to which it is sold. Therefore the potential monthly sales from this facility at 70% capacity ranges from approximately $700,000 to $1,100,000. Based on the above, we would have to produce and sell approximately 45-55% of the capacity of the Woodbridge facility to be cash flow positive and until our sales and production volume reach that level, we will not be cash flow positive and therefore we plan to use some of the funds raised in our October 20, 2009 public offering for future working capital purposes.
     In early November 2009, during routine maintenance, we noticed corrosion in the walls of one of our 120,000 gallon digesters. Through subsequent ultrasound wall thickness testing we have determined that the corrosion is significant in two digesters and that we will not be able to use those digesters for their intended purpose in our manufacturing process until they are repaired or replaced. We have further determined that the corrosion in these two digesters is a result of our manufacturing process. At the time of installation, we had anticipated the possibility of corrosion and therefore had the digesters protected with a coating. We are currently investigating why the coating did not perform as expected and as it had performed during the pre-installation testing.
     We are considering the most cost effective solutions to this matter, including the installation of stainless steel liners into the two 120,000 gallon digesters or the installation of additional CLF digesters, two of which are already installed and working at the facility. Until we make the decision as to which option we will elect we will only be able to operate at approximately 14 to 16% of capacity at the Woodbridge facility. Presently, our production at the plant has been limited by odor issues to 14 to 16% of capacity and therefore the corrosion problem is not affecting our ability to produce product at this time. However, we anticipate that we will correct the odor issues and increase sales in the future commencing in 2010, and if we cannot repair the problem before the sales increases happen, we may be unable to generate positive cash flow from the Woodbridge facility according to the planned schedule. We have obtained preliminary estimates for various solutions to the corrosion issues and they range in price from $400,000 to $2 million with an estimated time to complete ranging from three to six months. During this period of diminished production capacity we are looking at all possible ways to lower operating costs at the facility in order to lower cash requirements.
          UOP Acquisition; Gonzales Facility
     On January 24, 2008, we acquired the net assets of United Organic Products, LLC, or UOP, which was under common ownership with Waste Recovery Industries, LLC, or WRI. With this transaction, we acquired a leading liquid fertilizer product line, as well as the Gonzales facility, which is a state-of-the-art production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for us in February 2008. The purchase price of $2,500,000 was paid in cash of $1,500,000 and notes payable of $1,000,000. The note matures on January 1, 2011, has an interest rate of 7% per annum, is payable monthly in arrears, and is convertible into our common stock at the option of the holder at a price equal to the average closing price of our common stock on the NASDAQ Capital Market for the five days preceding conversion. As of September 30, 2009, the note payable had a remaining principal balance of approximately $458,000 and the holder had converted approximately $231,000 in principal and interest on the note into 200,000 shares of our common stock.
     On January 24, 2008, we entered into a 10-year lease for land in Gonzales, California, where our Gonzales facility is located. The land is leased from Valley Land Holdings, LLC, or VLH, a California limited liability company whose sole member is a former officer and director. The lease provides for an initial monthly rent of $9,000 for 2008, after which the lease payments increase by 3% per year during the term of the lease. The lease is also renewable for three five-year terms after the expiration of the initial 10-year term. In addition, we own the Gonzales facility and the operating equipment used in the facility.

     The Gonzales facility generated revenue during the first nine months of 2009 of approximately $1,774,000 with a positive operating margin of approximately $8,500 (based on no allocation of corporate overhead). In the three month period ending September 30, 2009, the Gonzales facility generated revenues of $694,000 and a positive gross margin of $85,000, or 12%. We plan to continue to improve this operating margin by channeling sales into the turf and retail markets, which we believe to be more profitable, by generating tip fees from receiving additional quantities of food processing waste and by reducing the amount of raw material and freight costs currently associated with the production process. In addition, we have plans to add capacity to the Gonzales plant, whereby the plant will be able to produce approximately three times its current production and will be capable of producing both liquid and solid products. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing but have delayed the upgrades which would allow us to produce dry product. The remaining upgrades have been delayed due to cash flow constraints.
     The Gonzales facility began to generate cash flow from operations by generating average product sales levels of $222,000 per month for the three months ending September 30, 2009. We estimate that the plant in its current configuration, and based on current market prices, has the capacity to generate monthly sales in the range of $350,000 to $400,000. If sales increase above the current per month level, we expect the additional cash flow from the Gonzales facility will be used to offset operating expenses at the corporate level.
          WRI Acquisition
     On January 24, 2008, we also acquired the net assets, including the intellectual property, of WRI. This acquisition makes us the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting, or HTLC, system, which processes various biodegradable waste products into liquid and solid food waste-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short-term note that matured and was paid on May 1, 2008. In addition, the purchase price provides for a technology fee payment of $5,500 per ton of waste-processing capacity that is added to plants that were not planned at the time of this acquisition and that use this new technology. The per ton fee is not payable on the Woodbridge facility, the facility that is being planned in Rhode Island, or the Gonzales facility acquired in the acquisition or the currently planned addition thereto, except to the extent that capacity (in excess of the currently planned addition) is added to those facilities in the future. The purchase agreement also provides for a 50% profit share with WRI’s sellers on any portable facilities. The purchase agreement provides further that if we decide to exercise our right, obtained in the WRI acquisition, to enter into a joint venture with Pacific Seafoods Inc. for the development of a fish waste-processing product, we will pay 50% of our profits, which is less the 50% of the profits paid to Pacific Seafoods Inc., earned from this product to the seller of WRI. Combined payments of both the $5,500 per ton technology fee and the profits paid from the fish waste-processing product, if any, is capped at $7.0 million with no minimum payment required. In April 2008, we entered into an agreement with Pacific Seafoods Inc. whereby we will pay Pacific Seafoods Inc. 50% of the profits from the fish waste-processing product. To date, no profits have been earned from the fish waste-processing product. It is our intention to expense the payments, if any, that are paid on either the profits from the fish waste-processing product or the $5,500 per-ton technology fee.
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

	Nine months ended September 30,
	2009	2008
Revenues (in thousands)	$2,231	$1,181
Net loss (in thousands)	(11,923)	(11,646)
Net loss per share — basic and diluted	(0.81)	(1.99)
          Rhode Island Facility

     The Rhode Island Industrial Facilities Corporation provided initial approval to our Revenue Bond Financing Application for up to $15.0 million for the construction of a new facility in Rhode Island. In addition, the Rhode Island Resource Recovery Corporation (RIRRC) gave us final approval to lease nine acres of land in the newly created Lakeside Commerce Industrial Park in Johnston, Rhode Island. We previously filed an application with the Rhode Island Department of Environmental Management for the operation of a Putrescible Waste Recycling Center at that site. On September 1, 2008, we entered into a twenty-year ground lease with the RIRRC under which we are obligated to pay $9,167 per month, plus $8 per ton of fertilizer (liquid or solid) sold from the facility.
Recent Financing Activities
January 2008, March 2009, May 2009, July 2009, September 2009 and October 2009 Financings
     On January 24, 2008, we entered into private financing with three investors, in which we received $4,050,000 in proceeds, referred to herein as the 2008 Financing. We used the proceeds to fund the acquisition of the assets described above, to fund further development activities and to provide working capital. The 2008 Financing was offered at an original issue discount of 10%. The investors were issued convertible debentures in the principal amount of $4,500,000, with interest accruing at 10% per annum and with the principal balance to be paid by January 24, 2009, which deadline was extended to July 24, 2009. In addition, we initially issued to the investors an aggregate of 750,000 Class A warrants and 750,000 Class B warrants exercisable at $8.25 and $11.00 per warrant share, respectively. Of these warrants, 50% were returned to us when we obtained shareholder approval for the 2008 Financing, in compliance with the rules of the NASDAQ Stock Market. A placement fee of $225,000 was paid out of the proceeds of this loan to Chardan Capital Markets, LLC. The investors had the option, at any time on or before the extended maturity date of July 24, 2009 to convert the outstanding principal of the convertible debentures into shares of our common stock at the rate per share equal to 70% of the average of the three lowest closing prices of common stock during the 20-day trading period immediately prior to a notice of conversion. As of June 30, 2009, the investors converted the entirety of the debentures into 7,366,310 shares, reducing the principal amount of the debt to $0. In addition, the investors received 131,834 shares of common stock as interest on the debentures during the pay-off period.
     On March 6, 2009, we entered into an agreement with the holders of our $17.5 million New Jersey Economic Development Authority bonds to release $2.0 million for capital expenditures on our Woodbridge facility and to defer interest payments on the bonds through July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, we issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant. These warrants are not registered and cannot be traded.
     On May 7, 2009, we entered into an agreement with an institutional investor (the “Investor”), wherein we agreed to sell to the Investor, for the sum of $1,182,500, six-month non-convertible original issue discount notes with principal amounts totaling $1,330,313 (the “Notes”). The agreement provides that if we raise over $1.33 million while the Notes are outstanding, the first $1,330,313 must be used to repay the Note. Additionally, in connection with the Notes issued pursuant to the agreement, the Investor received five-year warrants to purchase 750,000 shares and 350,000 shares of Company common stock, with exercise prices of $1.00 per share and $1.50 per share, respectively, (Class C and D warrants, respectively) subject to certain anti-dilution provisions. Chardan Capital Markets, LLC, representative of the underwriters, was issued 135,000 Class C warrants and 65,000 Class D warrants. These warrants are subject to certain anti-dilution right for issuance below the exercise prices and are not registered and cannot be traded. We have determined that the warrant provisions providing for protection for issuances below the warrant exercise prices could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. Therefore we have determined that the warrants issued in connection with this financing to be a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the warrants on May 7, 2009 was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.05%; no dividend yield; volatility of 96.7%. The resulting derivative liability was approximately $1,841,100 of which $1,558,000 was recorded as interest expense and $283,000 was recorded as general and administrative expense on the consolidated statements of operations for the nine months ended September 30, 2009. The liability was revalued as of September 30, 2009 using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.31%; no dividend yield; volatility of 94.9%, resulting in a revalued liability of approximately $1,154,100 and a derivative gain of approximately $687,300. The gain is included on the consolidated statements of operations for nine month period ending September 30, 2009.
     Based on the price protection provisions described above and as a result of the July 15, 2009 transaction that is described below, all Class D warrants were re-priced at a $1.02.

          On May 19, 2009, we entered into an agreement with four institutional investors whereby the investors agreed to purchase 1,500,000 shares of our common stock for $1.40 per share, providing $2.1 million before fees and expenses. The May 7, 2009 nonconvertible short-term note described above was immediately repaid with the proceeds of the May 19, 2009 offering as required under such an instrument. In addition, and as an inducement to enter into this transaction, we issued the investors 1,500,000 warrants, with a strike price of $1.40 per share and a 90-day term. We made the offering and sale of these shares and the shares underlying the warrants pursuant to a shelf registration statement.
          On May 26, 2009, we entered into an amended agreement with the same four institutional investors, discussed in the prior paragraph, pursuant to which the warrants exercisable at $1.40 per share were exercised in full for aggregate proceeds of $2.1 million. Pursuant to such amended agreement, we agreed to issue to these investors in the aggregate Class E warrants to purchase an additional 1,500,000 shares of our common stock at an exercise price of $1.63 per share. We may redeem these warrants at any time after our common stock has closed at or above $2.42 for five consecutive trading days. The Class E warrants are exercisable six months after their date of issuance and expire on May 27, 2014. We made the offering and sale of these warrants and the shares underlying the warrants pursuant to a shelf registration statement.
          On July 15, 2009, we sold 1,961,000 shares of common stock at $1.02 per share under our shelf registration statement for an aggregate of $2,000,220. In addition, we issued 585,000 Class F warrants with an exercise price of $1.25 per share. The Class F warrants have a five-year life from the date of issuance and cannot be exercised until six months from the date of issuance. We paid a fee of $121,948 associated with this transaction, which was charged to additional paid-in capital.
     On September 8, 2009, we entered into an agreement with an institutional investor (the “Investor”), wherein we agreed to sell to the Investor, for the sum of $1,400,000, six-month convertible original issue discount notes with principal amounts totaling $1,540,000 (the “Notes”). The agreement provides that if we raise over $1.54 million while the Notes are outstanding, the first $1,540,000 must be used to repay the Notes. Additionally, in connection with the Notes issued pursuant to the agreement, the Investor received a five-year warrant to purchase 2,500,000 shares of the Company’s common stock, with exercise prices of $1.25 per share, subject to certain anti-dilution rights for issuances below such exercise price; provided that absent shareholder approval, the exercise price may not be reduced to less than $1.08 per share. These warrants are not registered and cannot be traded. We have determined that the warrant provisions providing for issuances below the warrant exercise price could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. We have determined that the warrants issued in connection with this financing are a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the derivative liability was determined at September 8, 2009 using a Black-Scholes model and the following assumptions; risk-free interest rate of 2.38%; no dividend yield; volatility of 94.3%. The resulting liability of $1,987,000 was recorded as a discount on the Note to the extent of the Note balance of $1.4 million, and is being amortized over the six month note term, and the remaining $587,000 was recorded as interest expense on the consolidated statements of operations in the three and nine month periods ending September 30, 2009. The derivative liability was revalued as of September 30, 2009 using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.31%; no dividend yield; volatility of 94.9%, resulting in a revalued liability of approximately $2,181,700. The derivative loss of $195,000 is recorded on the consolidated statements of operations in the three and nine months ended September 30, 2009.
          On October 14, 2009, we filed a registration statement with the Securities and Exchange Commission for a secondary public offering of 15,000,000 units, priced at $1.06 per unit. In addition to the 15,000,000 units, the terms of the offering allowed the underwriters to exercise an over-allotment option of 2,250,000 units priced and structured the same as the 15,000,000 units. Each unit consists of one share of common stock and one newly created Class H warrant, with each Class H warrant exercisable for one share of common stock at an exercise price of $1.30 per share. The warrants are exercisable on December 14, 2009, and will expire on October 14, 2014. We and the underwriters of the offering entered into an underwriting agreement, under which the underwriters received a commission equal to 6% of the gross proceeds of the offering and a non-accountable expense allowance equal to 2.5% of the gross proceeds of the offering. Additionally, we agreed to sell to the representative of the underwriters for $100 an option to purchase up to 300,000 units, which is exercisable at $1.749 per share (165% of the price of the units sold in the offering), which commences on October 14, 2010 and expires five years from that date. The units are listed on the NASDAQ Capital Market under the symbol “COINU” and the Class H warrants are listed on the NASDAQ Capital Market under the symbol “COINW.” Per the terms of the offering, each of the common stock and Class H warrants would trade separately on the 45th day after October 14, 2009, unless the representative of the underwriters determined that an earlier date was acceptable, which occurred on October 22, 2009. As of the filing date of this report, approximately 12.0 million of the 17.2 million COINU units have been split voluntarily by the unit holders into one share of common stock and one Class H Warrant. On October 20, 2009 we announced that we had closed our public offering of 17,250,000 units, including the 2,250,000 units that reflect the exercise in full of the underwriters’ over-allotment option. We received approximately $16.4 million in net proceeds, after deducting the underwriting discounts and commissions and other estimated offering expenses. We plan to use such proceeds for further development and execution of the Company’s sales and marketing plan, strategic growth initiatives, other general corporate purposes, and to repay the six-month note the Company issued in September 2009 in the principal amount of $1,540,000.
Construction and Start-up Period
          We commenced plant operations at our Woodbridge facility in June 2008, where we are processing both liquid and solid waste and producing both liquid and solid fertilizer and soil enhancement products. Construction has been substantially completed on all aspects of the facility, and we are generating both tip fee and product sales revenue. Although the plant is operating at less than full capacity, we have substantially completed all plant upgrades, which we expect will allow us to operate at 70% capacity subject to the correction of the maintenance issues with our digesters discussed in “Introduction — Woodbridge Facility” above which will severely limit our near-term capacity. We had budgeted approximately $14.6 million for the design, building, and testing of our facility, including related non-recurring engineering costs. The capital outlay of $14.6 million came from the $25.4 million raised by our initial public offering of stock and the issuance of New Jersey Economic Development Bonds, both of which closed on February 16, 2007, and does not include $4.6 million of capital improvements provided by the landlord of the Woodbridge facility, which are being financed over the term of the lease by increased lease payments at an imputed interest rate of 4%.
          The total cost of the plant exceeded the estimate of $14.6 million by approximately $2.2 million (which did not include $4.6 million of lease financing discussed above). Also, we purchased additional equipment, which will allow us to produce additional dry product, which is in high demand by the retail market. The cost of this additional equipment was approximately $1.5 million. We decided to incorporate the HTLC technology acquired from WRI into the Woodbridge facility. These costs were approximately $2.0 million, bringing the total plant cost to $20.3 million, not including lease financing. Installation of the HTLC technology and additional equipment was dependent on our ability to raise additional capital and negotiate extended payment terms with our construction vendors. We have negotiated revised payment terms with all but one of our construction vendors. This vendor has placed a lien on the property in New Jersey and commenced a lawsuit against us, which are further discussed in the “Liquidity and Capital Resources” section. A party that leases equipment to us has a lien on the equipment to secure payment of the approximately $44,000 to be paid over the remaining life of the lease. The purpose of adding the HTLC technology to the Woodbridge facility is two-fold: first, we believe it will significantly lower operating costs, most notably utility costs, as the need to evaporate significant amounts of liquid byproduct would no longer be necessary, and second, the non-evaporated liquid can be used in the production process and sold as additional product.
          During the start up phase at the Woodbridge facility, we experienced emissions violations related to odor issues. We were fined by the Middlesex County Health Department for these violations and we subsequently hired additional consultants to assist with the correction process. In late July 2009, we began implementing operational procedures at the plant which were recommended by the odor control consultants and since then we have not experienced significant odor issues; however, we have not obtained release from the Middlesex County Health Department concerning this issue and there is no assurance that we can obtain such a release. As of November 14, 2009, the total amount of fines levied by the Middlesex County Health Department total $391,500, of which we have paid $87,750 (of which $86,000 were related to odor emissions), and we have an unpaid balance of $305,500. The financial statements at September 30, 2009 include an accrued liability of $270,250 related to the unpaid balance.
Full-scale Operations
     Full capacity at the Woodbridge facility would provide processing capacity of approximately 250 tons per day. As discussed above, we have completed the necessary upgrades to the Woodbridge facility, which are expected to allow us to increase capacity at the facility to approximately 70% of full capacity subject to the correction of the maintenance issues with our digesters discussed in “Introduction — Woodbridge Facility” above which will severely limit our near-term capacity. We have two revenue streams: (1) tip fees that in our potential markets range from $40 to $80 per ton, and (2) product sales. Tip fees are paid to us to receive the food waste stream from waste haulers; the hauler pays us, instead of a landfill, to take the waste. If the haulers source, separate and pay in advance, they are charged tip fees that are up to 20% below market.
     Operations at the Gonzales facility began in February 2008 with the production of approximately 25 tons per day of liquid fertilizer. This output is presently being sold into the California agricultural market. We have completed certain upgrades to the plant that allow us to accept solid food waste for processing. We have not completed the upgrades that would allow us to produce a solid fertilizer product, as we have delayed those enhancements due to prior cash flow restrictions. As a result of the October 20, 2009 offering, we now plan to complete the upgrades to the Gonzales facility.

Future Development
          In addition to our Gonzales and Woodbridge facilities, our strategic plan calls for the development and construction of facilities in Rhode Island and Massachusetts. We currently are planning to operate these new facilities using the technology that we acquired in our acquisition of WRI. We anticipate that we will be able to use much of the engineering and design work used in our Gonzales facility. Any plans to further expand our Gonzales facility, or to construct any future facilities, is dependent on our ability to raise additional financing in addition to the funds from the offering contemplated by this prospectus.
          In each of our contemplated locations, we have:
•	Engaged a local businessperson well-acquainted with the community to assist us in the permitting process and development of support from community groups;

•	Participated in numerous meetings with state, county and local regulatory bodies as well as environmental and economic development authorities; and

•	Identified potential facility sites.
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
          To date, we have undertaken the following activities in the following markets to prepare to develop additional facilities:
•	The Rhode Island Industrial Facilities Corporation gave initial approval to our Revenue Bond Financing Application for up to $15.0 million for the construction of our proposed Rhode Island facility. In addition, the Rhode Island Resource Recovery Corporation gave us final approval to lease nine acres of land in the newly created Lakeside Commerce Industrial Park in Johnston, Rhode Island. We previously filed an application with the Rhode Island Department of Environmental Management for the operation of a Putrescible Waste Recycling Center at that site. As part of our efforts to establish a Rhode Island facility, we have established Converted Organics of Rhode Island, LLC, of which we are 92.5% owners. The minority share is owned by a local businessman who has assisted us with the process of developing a Rhode Island facility.

•	In Massachusetts, we have performed initial development work in connection with construction of three manufacturing facilities to serve the eastern Massachusetts market. Our proposals to develop these facilities are currently under review by the property owners. The Massachusetts Strategic Envirotechnology Partnership Program has completed a review of our technology.

•	We are actively pursuing the development of a licensing program and the production of a smaller capacity operating unit to be used by us or sold to third parties. We have begun the development of smaller capacity operating units, namely the Scalable Modular AeRobic Technology (SMART) units that are suitable for processing 5 to 50 tons of waste per day, depending on owner/user preference. The semi-portable units will be capable of operating indoors or outdoors, depending on certain criteria, and may be as sophisticated or as basic in design and function as the owner/user requires. The SMART system will be delivered to each jobsite in a number of pre-assembled, pre-tested components, and will include a license to use the HTLC technology. Our target market is users who seek to address waste problems on a smaller scale than would be addressed by a large processing facility. Our plan contemplates that purchasers of the SMART units would receive tip fees for accepting waste and would sell fertilizer and soil amendment products in the markets where their units operate. We plan to market and sell the SMART units in both the United States and abroad.
Trends and Uncertainties Affecting our Operations
          We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. Furthermore, our plan calls for the construction of additional operating facilities. The development and construction of future facilities would require raising additional debt and/or equity financing. There has been a slow down in lending in both the equity and bond markets which may hinder our ability to raise the funds we would require to construct additional facilities. .
Liquidity and Capital Resources
     At September 30, 2009, we had total current assets of approximately $2.9 million consisting primarily of cash, accounts receivable, inventories and prepaid assets, and had current liabilities of approximately $10.3 million, consisting primarily of accounts payable, accrued expenses, derivative liability and notes payable leaving us with negative working capital of approximately $7.4 million. Non-current assets totaled $27 million and consisted primarily of property and equipment, intangible assets and construction in process. Non-current liabilities of approximately $18.6 million consist primarily of bonds payable of $17.5 million. We have an accumulated deficit at September 30, 2009 of approximately $40.7 million. Owners’ equity at September 30, 2009 was approximately $1 million. For the first nine months of 2009, we generated revenues from operations of approximately $2.2 million.
     At September 30, 2009, our current liabilities are greater than our current assets by approximately $7.4 million. We have trade accounts payable of approximately $3.6 million of which approximately $2 million relates to construction at the Woodbridge facility. We have come to agreement with three of our four construction vendors for extended payment terms with interest. Those vendors have agreed to release their liens upon receipt of final payment. We continue to negotiate with the fourth vendor, who has filed a lien against our assets and has commenced a lawsuit for breach of contract, but with whom we are currently negotiating to issue a note for the outstanding amounts owed.
     Our independent registered public accountants have issued a going-concern opinion on our financial statements as of December 31, 2008. The Company had incurred a net loss of approximately $16.2 million during the year ended December 31, 2008, had a working capital deficiency as of December 31, 2008 and an accumulated deficit of approximately $26.6 million. As of September 30, 2009, we continued to have a working capital deficiency and for the nine months ended September 30, 2009, we had a net loss of $11.9 million and an accumulated deficit of approximately $40.7 million.
     Our plan to become cash flow positive and to work through our current working capital deficit is as follows:
     We currently have manufacturing capabilities in our Woodbridge and Gonzales facilities as a means to generate revenues and cash, although at the present time, due to the maintenance issues with our digesters discussed in “Introduction — Woodbridge Facility” above, only the Gonzales facility has the capacity to generate cash flow from operations. Our cash requirements on a monthly basis are approximately $300,000 at the corporate level, $500,000 for Woodbridge and $200,000 for Gonzales. Currently, only the Gonzales facility is generating enough cash flow to cover its cash requirements, leaving us with a cash shortfall of approximately $800,000 per month. We estimate that at the current production capacity we could provide enough product to achieve additional revenues of $1,000,000 to $1,500,000 per month, which at those levels would provide sufficient cash flow to cover our cash requirements, including additional variable costs associated with increased production. Until such sales levels are achieved and we are cash flow positive, we have sought additional means of financing in order to cover the shortfall. During the first half of 2009, we reduced the entire $4.5 million convertible debenture balance from our January 24, 2008 financing by converting the balance into shares of our common stock. In addition, during the first quarter of 2009, the holders of the New Jersey Economic Development Authority bonds released $2.0 million of escrowed funds for us to use and we obtained $1.3 million of secured debt financing. We raised another $4.2 million in capital through the issuance of common stock and the exercise of warrants. In September 2009, we raised $1.4 million by the issuance of a convertible note in principal amount of $1.54 million, which included an original issue discount of 10%, and the issuance of warrants to purchase 2,500,000 shares of common stock at an exercise price of $1.25 per share. In addition, we have a shelf registration statement which would allow us to sell shares into the market to raise additional financing of up to $2.0 million, provided that pursuant to SEC rules we may not access the $2.0 million available under the shelf registration statement until our stock price is at or above $1.86. On October 20, 2009, we raised approximately $16.4 million through a secondary public offering of 17,250,000 units. The units were priced at $1.06 and each is composed of one share of the Company’s common stock and one newly created Class H Warrant. The Class H Warrants are exercisable on December 14, 2009, and will expire on October 14, 2014. We are using the proceeds from the debt and equity offerings we completed during the year to fund strategic growth initiatives, for general corporate purposes, to repay the $1.54 million loan discussed above, to provide working capital until we become cash flow positive and to further the development and execution of the Company’s sales and marketing plan. Specifically, we are seeking to develop and improve our sales and marketing efforts by hiring qualified sales personnel to assist with sales of liquid product into the agricultural market, as well as we continue to expand and improve our sales and marketing plan for the retail market.
     We expect the funds received through our secondary public offering may be sufficient to operate our current business until we are cash flow positive, which we expect to occur by the end of the third quarter of 2010, assuming we achieve our desired sales levels and assuming we do not encounter any unforeseen costs or expenses. If we do not achieve our desired sales levels or if we encounter unforeseen costs or expenses, we may require additional financing for which we have no commitments There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. Moreover, we are not permitted to borrow any future funds unless we obtain the consent of the holders of the New Jersey Economic Development Authority bonds. We have obtained such consent for prior financing, but there is no guarantee that we can obtain such consent in the future.
Results of Operations
     During the nine months ended September 30, 2009, we had sales of approximately $2.2 compared to $1.2 million for the same period in 2008. During the nine months ended September 30, 2009, we had cost of goods sold of approximately $5.6 million, leaving a negative gross margin of approximately $3.4 compared to $1.3 million cost of goods sold and $100,000 negative gross margin for the same period in 2008. The negative gross margins in 2009 were generated due to high production costs (salaries, rents, depreciation, supplies, etc.) at both our Woodbridge and Gonzales facilities and low sales and production volume. We expect the gross margin to improve in the future as we increase production and expand our sales efforts into the more profitable retail and agricultural markets, although we will need to correct the maintenance issues with our digesters discussed in “Introduction — Woodbridge Facility” above at our Woodbridge facility before that facility will have the capacity to generate positive cash flow. Our Gonzales facility generated a positive gross margin of approximately $8,500 in the first nine months of 2009, and approximately $3.4 in negative gross margin was generated at our Woodbridge facility due to low sales volume and fixed costs associated with the facility.
     During the three months ended September 30, 2009, we had sales of approximately $747,000 compared to $429,000 for the same period in 2008. For the three months ended September 30, 2009, we had cost of good sold of approximately $1,799,000, leaving a negative gross margin of approximately $1,052,000 compared to $648,000 cost of goods sold and $219,000 gross margin for the same period in 2008. Of the $1,052,000 negative gross margin in the three months ended September 30, 2009, approximately $85,000 positive gross margin was generated at our Gonzales facility, and the Woodbridge facility generated $1,137,000 of negative gross margin.
     We incurred general and administrative expenses of approximately $6.1 and $6.8 million for the nine month periods ended September 30, 2009 and 2008, respectively. The principal components of the approximately $0.7 million decrease in general and administrative expenses is due to allocation of rent, production salaries and utilities to cost of sales in 2009, along with a decrease in compensation expense associated with the issuance of stock options of $2 million. This was offset by an increase in professional fees associated with financing activities and general costs of growing the business.
     We incurred general and administrative expenses of approximately $1.9 million and $1.5 million for the three month periods ended September 30, 2009 and 2008, respectively. The principal component of the approximately $0.4 million increase in general and administrative expenses is professional fees related to our financing activities and penalties incurred at our Woodbridge facility.
     We incurred depreciation expense of approximately $965,000 and $68,000 for the nine months ended September 30, 2009 and 2008, respectively, and $339,000 and $62,000 for the three months ended September 30, 2009 and 2008, respectively. The increase in depreciation expense is due to assets placed in service and depreciated, particularly at the Woodbridge facility.
     We recognized derivative accounting net gains of $4,057,000 and $0 in the nine month periods ended September 30, 2009 and 2008, respectively, and derivative losses of approximately $241,000 and $0 in the three months ended September 30, 2009 and 2008, respectively. These gains are non-cash in nature, and are recorded due to our adoption of guidance contained in the Accounting Standards Codification (“ASC”) on January 1, 2009, and are more fully described in Item 1. Financial Statements of this quarterly report on Form 10-Q.
     Interest expense for the nine months ended September 30, 2009 and 2008 was $5.1 and $4.3 million, respectively. The components of interest expense for the period ended September 30, 2009 are: (i) recognition of $562,000 of interest expense associated with the extension of the convertible debentures issued in January 2008, which became due in January 2009 and which were extended until July 2009 (200,000 shares of common stock were issued in connection with such extension), (ii) recognition of approximately $660,000 of interest expense associated with the issuance of warrants in connection with the March 6, 2009 financing arrangement with the holders of our bonds, and approximately $800,000 of interest expense associated with the issuances of warrants related to the short-term non-convertible notes,, (iii) recognition of $1,050,000 in interest expense on our NJ EDA bonds, and approximately $448,000 on our other various borrowings, and (iv) recognition of approximately $1.5 million in amortization of discounts on our financing arrangement during the nine months ended September 30, 2009.
     Interest expense for the nine months ended September 30, 2008 comprised $330,000 of interest expense on various short-term notes; recognition of approximately $3.4 million in connection with borrowing transactions, primarily non-cash items; $412,000 on our NJ EDA bonds; and approximately $158,000 in penalties associated with convertible debt.
     As a result of the variances described above, for the nine months ended September 30, 2009, net loss was $11.9 million compared to $11.6 million for the same period in 2008. For the three months ended September 30, 2009, the net loss was $4.8 million versus $3.0 million for the same period in 2008.
     As of September 30, 2009, we had current assets of approximately $2.9 million compared to $7.2 million as of December 31, 2008. Our total assets were approximately $30 million as of September 30, 2009 compared to approximately $32.6 million as of December 31, 2008. The majority of the decrease in current assets from December 31, 2008 to September 30, 2009 is due to the use of cash for working capital requirements.
     As of September 30, 2009, we had current liabilities of approximately $10.3 million compared to $9.5 million at December 31, 2008. This increase is due largely to recognition of derivative liabilities, offset by the conversion of debt into shares of our commons stock, and the negotiation of term notes with our construction vendors which moved some of that liability from current to non-current. In addition, we had long-term liabilities of approximately $18.6 million as of September 30, 2009 as compared to $18.1 million at December 31, 2008. The increase is due to the reclassification of amounts owed to construction vendors to long-term liabilities.
     For the nine months ended September 30, 2009 we had negative cash flow from operating activity of approximately $7.6 million, comprising primarily loss from operations offset by certain non-cash items such as depreciation, non-cash interest expense associated with the issuance of warrants, amortization of deferred financing fees and amortization of discounts on private financing, and an increase in accounts payable and accrued expenses. We also had negative cash flow from investing activities of $1.1 million, primarily related to construction at the New Jersey facility, offset by the release of restricted cash set aside for that purpose. The negative cash flow from both operating and investing activities was offset by approximately $6.8 million in positive cash flow from financing activities comprising proceeds from our various debt and equity transactions.
Off-Balance Sheet Transactions
     We do not engage in material off-balance sheet transactions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Not applicable.
Item 4 (T). Controls and Procedures
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
     There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          On December 11, 2008, we received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, we filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from our alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, we filed our answer to the Complaint with the Court. We plan to vigorously defend this matter and are unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.
          On May 19, 2009, we received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd., et al. v. Converted Organics of Woodbridge, et al. The lawsuit alleges private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from our Woodbridge facility and our alleged, intentional failure to disclose to adjacent property owners the possibility of our facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit seeks enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. In response to these allegations, we have filed opposition papers with the Court and have complied with the plaintiff’s requests for information. We have also paid to the Middlesex County Health Department penalties in the amount of $86,000 relating to odor emissions. We plan to vigorously defend this matter and are unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.
          On May 28, 2009, we received notice that a Lien Claim Foreclosure Complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Armistead Mechanical, Inc. v. Converted Organics Inc., et al. Armistead filed this Lien Claim Foreclosure Complaint in order to perfect its previously filed lien claim. The Complaint also alleges breach of contract, reasonable value, demand for payment, unjust enrichment, and breach of the implied covenant of good faith and fair dealing, and seeks compensatory, consequential and incidental damages, attorneys fees, costs, interest, and other fair and equitable relief. On July 10, 2009, we received an Amended Lien Claim Foreclosure Complaint from Armistead Mechanical. The amended complaint did not make any substantial changes to the suit. On August 4, 2009, we filed a response to the complaint whereby we denied certain claims and at this time we are unable to estimate any contingent losses. On August 28, 2009, the court entered an order staying the litigation pending the outcome of arbitration. In connection with the Complaint, Armistead has filed a demand for arbitration with the American Arbitration Association in order to preserve its status quo and right to submit a contract dispute claim to binding arbitration. On October 30, 2009, our response to the demand was due with the consent of Armistead. No arbitrator has yet been appointed. Armistead has indicated to us that it wishes to continue settlement discussions and has offered to cooperate with our efforts to secure financing for a mutually agreeable settlement. We intend to continue working towards an agreeable settlement with Armistead. .
          The Middlesex County Health Department (MCHD) issued us a number of notices of violation, or NOV, following the commencement of our operations at our Woodbridge facility in February 2009, for alleged violations of New Jersey State Air Pollution Control Act, which prohibits certain off-site odors. The NOV alleged that odors emanating from our Woodbridge facility had impacted surrounding businesses and those odors were of sufficient intensity and duration to constitute air pollution under the act. As of the date of filing, the total amount of fines levied by the Middlesex County Health Department equaled $391,500, of which we have paid $87,750 (of which $86,000 were related to odor emissions), and currently have an unpaid balance of $305,500. We recorded a liability of $270,250 in our financial statements as of September 30, 2009 relating to the unpaid potion of the penalties. In addition, based on a change in operational procedures and working with two outside odor-control consultants, we believe we have significantly rectified the odor issues. MCHD recognized that we have made substantial efforts and improvements at our Woodbridge facility in odor control and as a result, has negotiated a sixteen (16) month payment plan for the odor violations issued from May 2009 through July 22, 2009 for an amount totaling $232,500.

          The New Jersey Department of Environmental Protection (“NJDEP”) Bureau of Air Compliance and Enforcement issued us an Administrative Order in June 2009 for alleged violations of the air permit issued to us pursuant to the Air Pollution Control Act. The Administrative Order alleged that we were not operating in compliance with our air permit and that we had violated the New Jersey Administrative Code for various pre-constructions without permits. No penalties were assessed in the Administrative Order. However, the Administrative Order remains an open matter because, as the NJDEP stated in the Administrative Order, the provisions of the order remain in effect during pendency of the hearing request. Additionally, while we have taken corrective actions, such actions do not preclude the State from initiating a future enforcement action or seeking penalties with respect the violations listed in the Administrative Order.
          The NJDEP Bureau of Solid Waste Compliance and Enforcement issued us a NOV for alleged violations of the New Jersey State Solid Waste Management Act in June 2009. The NOV alleged that our Woodbridge facility was not operating in accordance with the terms of the General Class C Permit Approval. No penalties were assessed by the NOV. However, the NOV constituted notification that the facility is allegedly out of compliance with certain provisions of the General Class C Permit and/or the NJDEP Solid Waste regulations. The NOV remains an open matter because, as NJDEP stated in the NOV, while we have taken corrective actions, such actions do not preclude the State from initiating a future enforcement action with respect the violations listed in the NOV.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended September 30, 2009, we issued a six-month convertible original issue discount note with a principal amount of the $1,540,000 and 2,500,000 Class G Warrants to an accredited investor. This transaction was exempt from the registration requirement of the Securities Act of 1933, as amended (the “1933 Act”), pursuant to Section 4(2) under the 1933 Act, as the recipient is an “accredited investor” as defined in the 1933 Act.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
4.1	Form of Class H Warrant

4.2	Form of Unit Certificate

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

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