Form 10-K
period 2009-12-31
Converted Organics Inc.
filed 2010-03-31
CIK 1366340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33304
Converted Organics Inc.
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-4075963 (I.R.S. Employer Identification No.)

137A Lewis Wharf, Boston, MA 02110
(Address of Principal Executive Offices and Zip Code)

(617) 624-0111

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock — $0.0001 Par Value Class B Warrants to purchase one share of Common Stock Class H Warrants to purchase one share of Common Stock	NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $21,152,236.

The number of shares outstanding of common stock of the Registrant as of March 29, 2010 was 38,020,708.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof in connection with the registrant’s 2010 annual meeting are incorporated by reference into Part III of this Report.

i

PART I

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Words such as “may,” “potential,” “anticipate,” “could,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Some of the factors which could cause our results to differ materially from our expectations include the following:

•	the demand for organic fertilizer and the resulting prices that customers are willing to pay;

•	the availability of an adequate supply of food waste stream feedstock and the competition for such supply;

•	the unpredictable cost of compliance with environmental and other government regulation;

•	the time and cost of obtaining USDA, state or other organic product labeling designations, and changes to such labeling requirements that may adversely affect our ability to market our products;

•	our ability to manage expenses;

•	our ability to remain in compliance with standards set by the National Organic Program;

•	supply of organic fertilizer products from the use of competing or newly developed technologies;

•	our ability to attract and retain key personnel;

•	to the extent we complete any acquisitions, our ability to finance those acquisitions, and our ability to efficiently integrate future acquisitions, if any, or any other new lines of business that we may enter in the future;

•	adoption of new accounting regulations and standards;

•	adverse changes in the securities markets;

•	our ability to sell sufficient quantities of product to cover operating expenses.

•	our ability to maintain production levels sufficient to meet customer demand

•	our ability to comply with continued listing requirements of the NASDAQ Capital Market; and

•	the availability of, and costs associated with, sources of liquidity (including working capital requirements), as well as our ability to obtain bond financing for future facilities.

Please also see the discussion of risks and uncertainties under the heading “Risk Factors”.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this report might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS

Overview

Converted Organics Inc. (“Converted Organics”, “we”, “our”, the “Company”) operates processing facilities that use food waste and other raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics. In addition to our sales in the agribusiness market, we sell and distribute our products in the turf management and retail markets. We also hope to achieve additional revenue by licensing the use of our technology to others. We currently operate two facilities:

•	Woodbridge facility. A facility in Woodbridge, New Jersey that we have equipped as our first internally constructed organic waste conversion facility (the “Woodbridge facility”). Operations at the Woodbridge facility began in late June of 2008 and we are processing solid waste and are producing both liquid and dry fertilizer and soil enhancement products. Due to odor and corrosion issues that were faced during 2009, our Woodbridge facility currently operates at approximately 20% of its potential production capabilities.

•	Gonzales facility. A facility in Gonzales, California that we acquired in January 2008, which is operational and produces liquid fertilizer products (the “Gonzales facility”). The Gonzales facility began to generate revenue in February 2008. The facility currently produces at approximately 60% of potential production capacity to accommodate current sales demand.

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

On February 16, 2007, we successfully completed an initial public offering of stock and successfully completed a bond offering with the New Jersey Economic Development Authority. The net proceeds of the stock offering of $8.9 million, together with the net proceeds of the bond offering of $16.5 million, were used to develop and construct the Woodbridge facility, fund our marketing and administrative expenses during the construction period and fund specific principal and interest reserves as specified in the bond offering. Of the total net proceeds of the stock and bond offerings of $25.4 million, $14.6 million was used towards the construction of the Woodbridge facility. In addition we have incurred an additional $10 million to complete the Woodbridge facility for a total cost of approximately $24.6 million. We have also completed several additional financings to cover construction costs and working capital requirements which are discussed in detail in Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under Recent Financing Activities.

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

Our Revenue Sources

Our revenue comes from two sources: “tip” fees and product sales. Waste haulers pay tip fees to us for accepting food waste generated by food distributors such as grocery stores, produce docks, fish markets and food processors, and by hospitality venues such as hotels, restaurants, convention centers and airports. Revenue also comes from the customers who purchase our products. Our products possess a combination of nutritional, disease suppression and soil amendment characteristics. The products are sold in both dry and liquid form and are stable with an extended shelf life compared to other organic fertilizers. Among other uses, the liquid product is expected to be used to mitigate powdery mildew, a leaf fungus that restricts the flow of water and nutrients to plants. Our products can be used either on a stand-alone basis or in combination with more traditional petrochemical-based fertilizers and crop protection products. Based on growth trials we have conducted with local farmers, company-sponsored research, increased environmental awareness and trends in consumer food preferences, we believe our products will have demand in the agribusiness, turf management and retail markets. We also expect to benefit from increased regulatory focus on food waste processing and on environmentally friendly growing practices.

Our Woodbridge Facility

On June 2, 2006, we obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the landlord modified and that we equipped as our first internally constructed waste conversion facility. Our conversion process has been approved and is included in the Middlesex County and New Jersey State Solid Waste Management Plan. We have a Class C recycling permit, which is the primary environmental permit for this project. We are currently producing both liquid and dry product at the facility. Our Woodbridge facility receives raw material from the New York-Northern New Jersey metropolitan area. It is located near the confluence of two major highways in northern New Jersey, providing efficient access for the delivery of feedstock from throughout this geographic area.

During the second quarter 2008, we began to record tip fee and during the fourth quarter 2008 we began to record product sales revenue. Nevertheless we are currently operating at less than full capacity at the facility. At full capacity, the Woodbridge facility is expected to process approximately 78,000 tons of food waste and produce approximately 9,900 tons of dry product and approximately 10,000 tons of liquid annually. During 2009, we generated revenue from this facility in the form of tip fees of approximately $127,000 and product sales of approximately $349,000. In order for this facility to be cash flow positive, we estimate that product and tip fee sales would need to be in a range of $450,000 to $550,000 per month. We estimate that the product can be sold in the range of $400 to $700 per ton based on the market to which it is sold. Based on the above, we would have to produce and sell approximately 45-55% of the capacity of the Woodbridge facility to be cash flow positive and until our sales and production volume reach that level, we will not be cash flow positive and therefore we have allocated some of the funds raised in our October 2009 public offering for future working capital purposes.

In early November 2009, during routine maintenance, we discovered corrosion in the walls of one of our 120,000 gallon International Bio Recovery (IBR) digesters and determined that the corrosion was due to our manufacturing process and the unsatisfactory performance of a protective coating that was applied at the time of installation. Through subsequent wall thickness testing we determined that the corrosion was significant in two digesters and that we would not be able to use those digesters for their intended purpose in our manufacturing process and that they would have to be repaired or replaced. The IBR digesters were operated using the Enhanced Autothermal Thermophilic Aerobic Digestion (EATAD) technology which was granted to us pursuant to an exclusive know-how license agreement under which we could use IBR’s proprietary EATAD technology for the design, construction and operation of facilities within a 31.25 mile radius from City Hall in New York City for the conversion of food waste into solid and liquid organic material.

We considered the most cost effective solutions to the corrosion matter, including the installation of stainless steel liners into the two 120,000 gallon digesters or the installation of additional CLF digesters, two of which are already installed and working at the facility. We determined the most cost effective and efficient solution is to utilize the CLF digesters, which are the digester units used at our Gonzales facility and are the ones which operate using our proprietary HTLC technology. These digesters are smaller in capacity and they have shown through the operation of our Gonzales facility, to be reliable and effective in the production of organic fertilizer products. Currently, the Woodbridge facility is operating at approximately 20% of capacity. Our plan is to gauge the demand for our liquid product, and as the demand increases, we will add production capacity by adding additional CLF digesters. We anticipate that it will take 8 CLF digesters to bring the facility to 100% capacity at a cost of approximately $1.8 million. While we had previously used the IBR digester tanks at the Woodbridge facility, we believe that the CLF digesters that utilize our proprietary technology provide for a more efficient operation at the Woodbridge facility. We believe the CLF digesters are easier to operate and maintain, and we have found that using the CLF digester tanks has minimized or eliminated the odor issues previously faced by the Woodbridge facility. Throughout 2009, our production at the plant was limited by odor issues to approximately 20% of capacity and therefore the corrosion issues we faced in fourth quarter 2009 has not affected our ability to produce product and meet current sales demand. However, because we believe that we have corrected the odor issues and we anticipate increased sales throughout 2010, we may face a timing related issue regarding increasing production capabilities and fulfilling the sales orders increase. If such a timing issue should occur, we may be unable to generate positive cash flow from the Woodbridge facility as quickly as we had originally anticipated. During this period of diminished production capacity we are looking at and acting to lower operating costs at the facility in order to decrease cash requirements.

Our decision to bring the Woodbridge facility up to 100% capacity by utilizing our proprietary technology instead of the EATAD technology has caused us to recognize that certain equipment and systems originally installed at the facility will no longer be utilized. The net book value cost of the equipment, systems and related technology licenses is approximately $3.9 million. We have recognized an impairment charge related to those assets in our consolidated statement of operations for the year ended December 31, 2009, which is further discussed in Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and in the footnotes to our consolidated financial statements. We feel that over time, assuming an increase in sales, this expense will be offset by lower operating costs related to the HTLC technology. In addition, we are investigating various alternative legal remedies that we may have under warranty.

As of December 31, 2009, we had five outstanding term notes due to our New Jersey construction vendors of approximately $3.2 million. We owed approximately $2.0 million to one construction vendor and on November 19, 2009 we entered into an agreement with this construction vendor that required us to pay a total of $2,029,000, with the first payment of $1,000,000 paid upon execution of the term note and the balance of $1,029,000 payable in eighteen level monthly payments of principal and interest calculated at 6% per annum. The monthly payments began January 1, 2010. This construction vendor had previously filed a construction lien on our Woodbridge facility and had commenced a lawsuit to enforce that lien. According to terms of the agreement, the construction lien claim and related lawsuit was suspended during the eighteen month payment period and will be released completely upon final payment. There are no outstanding claims by any construction vendors at the Woodbridge facility.

Our Gonzales Facility

On January 24, 2008, we acquired the net assets of UOP which was under common ownership with WRI. With this transaction, we acquired a leading liquid fertilizer product line, as well as the Gonzales facility, which is a state-of-the-art production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for us in February 2008. The purchase price of $2,500,000 was paid in cash of $1,500,000 and a convertible note payable of $1,000,000. The note matures on January 1, 2011, has an interest rate of 7% per annum, is payable monthly in arrears, and is convertible into our common stock at the option of the holder at a price equal to the average closing price of our common stock on the NASDAQ Capital Market for the five days preceding conversion. As of December 31, 2009, the convertible note payable had a remaining principal balance of approximately $373,000 and the holder had converted approximately $316,000 in principal and interest on the note into 281,500 shares of our common stock.

On January 24, 2008, we entered into a 10-year lease for land in Gonzales, California, where our Gonzales facility is located. The land is leased from Valley Land Holdings, LLC, or VLH, a California limited liability company whose sole member is a former officer and director of Converted Organics Inc. The lease provides for an initial monthly rent of $9,000 for 2008, after which the lease payments increase by 3% per year during the term of the lease. The lease is also renewable for three five-year terms after the expiration of the initial 10-year term. In addition, we own the Gonzales facility and the operating equipment used in the facility. The consolidated financial statements included VLH because VLH had been deemed to be a variable interest entity of the Company as it was the primary beneficiary of that variable interest entity following the acquisition of the net assets of UOP. VLH’s assets and liabilities consist primarily of cash, land and a mortgage note payable on the land on which the California facility is located. Its operations consist of rental income on the land from the Company and related operating expenses. In 2009, the sole member of VLH contributed cash and property to VLH in a recapitalization. VLH has henceforth been sufficiently capitalized and is no longer considered to be a variable interest entity of the Company. The Company has deconsolidated VLH as a variable interest entity as of April 1, 2009 in its financial statements.

The Gonzales facility generated revenue during 2009 of approximately $2.1 million. We plan to continue to increase sales by channeling efforts into the turf and retail markets, which we believe to be more profitable, by generating tip fees from receiving additional quantities of food processing waste and by reducing the amount of raw material and freight costs currently associated with the production process. In addition, we have plans to add capacity to the Gonzales plant, whereby the plant will be able to produce approximately three times its current production and, depending upon market demand for solid fertilizer products, will be capable of producing both liquid and solid products. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing but have delayed the upgrades which would allow us to produce dry product. The remaining upgrades have been delayed due to possessing and obtaining the proper building permits and market demand for a solid fertilizer product from the Gonzales facility.

The Gonzales facility began to generate positive cash flow from operations in June 2009 and since that time has remained cash flow positive. We estimate that the facility, in its current configuration and based on current market prices, has the capacity to generate monthly sales in the range of $350,000 to $400,000. If sales increase above the current per month level, we expect the additional cash flow from the Gonzales facility will be used to offset operating expenses at the corporate level.

Pro Forma Financial Information

Introduction

The unaudited pro forma condensed consolidated financial information gives effect to the Gonzales facility acquisition and related financings as if they had occurred on January 1, 2008 and is based upon available information and certain assumptions that we believe are reasonable. The unaudited supplemental pro forma information does not purport to represent what our financial condition or results of operations would actually have been had these transactions in fact occurred as of the dates indicated above or to project our results of operations for the period indicated or for any other period.

Year Ended
December 31, 2008

Revenues (in thousands)	$1,548
Net loss (in thousands)	(16,232)
Net loss per share — basic and diluted	(2.71)
Current assets (in thousands)	7,230
Total assets (in thousands)	32,618
Current liabilities (in thousands)	(9,474)
Total liabilities (in thousands)	(27,571)
Total equity (deficit) (in thousands)	5,047

Future Expansion of Business

In addition to our Gonzales and Woodbridge facilities, our strategic plan calls for the continued development of our licensing program, the production of a smaller capacity unit to be used by us or sold to third parties, the construction of additional facilities and the potential acquisition of other environmentally sustainable companies that would further our sustainable business model.

To date, we have undertaken the following activities in the following markets to prepare for future expansion of business:

•	We have begun the development of smaller capacity operating units, namely the Scalable Modular AeRobic Technology (SMART) units that are suitable for processing 5 to 50 tons of waste per day, depending on owner/user preference. The semi-portable units will be capable of operating indoors or outdoors, depending on certain criteria, and may be as sophisticated or as basic in design and function as the owner/user requires. The SMART system will be delivered to each jobsite in a number of pre-assembled, pre-tested components, and will include a license to use our proprietary technology. Our target market is users who seek to address waste problems on a smaller scale than would be addressed by a large processing facility. Our plan contemplates that purchasers of the SMART units would receive tip fees for accepting waste and would sell fertilizer and soil amendment products in the markets where their units operate. We plan to market and sell the SMART units in both the United States and abroad.

•	We are currently developing a licensing program that will allow third parties to use our proprietary HTLC technology for the development of fertilizers suitable for use in organic crop production and to date we have entered into a letter of intent for one such license.

•	We are actively investigating businesses suitable for acquisition targets or joint venture partners to help facilitate the growth of our business. Since our October 2009 secondary offering, we have been investigating acquisition candidates that share our eco-friendly, green business model. The acquisition candidates that most appeal to us are those that share business objectives based upon innovative environmentally sustainable models, have a need for additional capital which we could help raise or provide, and have a strong management team.

•	In January 2010, we created Converted Organics of Mississippi, LLC for the purposes of expanding our business by adding a chicken litter based fertilizer product to our existing product line. There have been no significant operations to date.

•	In March 2010, we entered into a license agreement with Heartland Technology Partners, LLC (“HTP”) under which we were granted an exclusive, irrevocable license for the use of HTP’s waste water processing technology. In addition, we have hired a senior executive in the waste water processing industry and have begun to develop plans to establish this line of business.

To date, we undertook the following activities in the following markets to prepare for the development of additional facilities:

•	In 2006, The Rhode Island Industrial Facilities Corporation gave initial approval to our Revenue Bond Financing Application for up to $15 million for the construction of a Rhode Island facility. Subsequently, the Rhode Island Resource Recovery Corporation gave us final approval to lease nine acres of land in the Lakeside Commerce Industrial Park in Johnston, RI. We filed an application with the Rhode Island Department of Environmental Management for the operation of a Putrescible Waste Recycling Center at that site. As a result, we formed Converted Organics of Rhode Island, LLC (“Converted Organics of RI”) of which we are 92.5% owners. The non-controlling interest is owned by a local business man who has assisted us with the process of developing a Rhode Island facility. In order to facilitate the development of Converted Organics of RI, on February 25, 2010 we signed a letter of intent with the non-controlling interest owner to sell substantially all of the assets and a limited select amount of liabilities of Converted Organics of RI, a transaction that would include a lease assignment of our lease with RIRRC.

•	In Massachusetts, we performed initial development work in connection with construction of three manufacturing facilities to serve the eastern Massachusetts market. The Massachusetts Strategic Envirotechnology

Partnership Program has completed a favorable review of our technology. In March 2009 Converted Organics received a permit from the Commonwealth of Massachusetts’ Department of Environmental Protection to operate a food waste processing facility at the site. Two of our proposals to develop facilities are currently under review by property owners, the third proposal has evolved into negotiations with MassOrganics I, LLC (“MassOrganics I”) regarding the use of Converted Organics’ proprietary technology for the manufacture of organic fertilizer products. On February 25, 2010, we signed a memorandum of understanding under which MassOrganics I would install and operate the system at a new manufacturing facility to be constructed at The Sutton Commerce Park in Sutton, Massachusetts. MassOrganics I has agreed to enter into a licensing agreement, under which MassOrganics I will pay a licensing fee to Converted Organics.

Conversion Process

During 2009, we used two processes in our Woodbridge facility to convert food waste into our fertilizer products. The first, which is no longer used at our Woodbridge facility due to a corrosion issue in the related digester, is based on technology called Enhanced Autothermal Thermophilic Aerobic Digestion, or EATAD. In addition, we use our own HTLC technology. We acquired the proprietary rights to the HTLC technology in 2008 and began to incorporate it into the operations at our Woodbridge facility. We have used the HTLC technology at our Gonzales facility since inception. In simplified terms, both technologies work in a similar fashion in that once the prepared foodstock is heated to a certain temperature, it self-generates additional heat (autothermal), rising to very high, pathogen-destroying temperature levels (thermophilic). Bacteria added to the feedstock use oxygen (aerobic) to convert the food waste (digestion) to a rich blend of nutrients and single cell proteins. Foodstock preparation, digestion temperature, rate of oxygen addition, acidity and inoculation of the microbial regime are carefully controlled to produce products that are highly consistent from batch to batch.

The products we manufacture are as follows:

•	Solid base products with plant nutrition, disease suppression and soil enhancement (amendment) benefits. The solid base product can then be used by us to produce a variety of products with various nitrogen (N), phosphorous (P), and potassium (K) compositions. In describing the composition of fertilizer, the nitrogen (N), phosphorus (P), and potassium (K) composition is identified. Presently, we produce both an 8-1-4 and a 4-1-8 solid granular product. These figures refer to the ratio of nitrogen (N), phosphorus (P), and potassium (K), respectively, in the products.

•	Liquid base products with plant nutrition, disease suppression and soil enhancement (amendment) benefits. The liquid base product can then be used to produce a variety of products with various nitrogen, phosphorous and potassium compositions (NPK). We produce a variety of liquid products including: Converted Organics 521, Converted Organics GP, Converted Organics XP, Converted Organics XK, Converted Organics LC 1-1-1, Converted Organics NC, SoilStart 7-1-1, Soil Start 6-0-0 and Pacific Choice Hydrolyzed Fish 1-4-0.

The efficacy of our products has been demonstrated both in university laboratories and multi-year growth trials. These field trials have been conducted on more than a dozen crops including potatoes, tomatoes, squash, blueberries, grapes, cotton and turf grass. While these studies have not been published, peer-reviewed or otherwise subject to third-party scrutiny, we believe the trials and other data show our solid and liquid products have several valuable attributes:

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

The HTLC technology can be used in all of our future operating plants. As the exclusive owner of the HTLC technology, we expect to achieve the same or better operating results as we would with the licensed EATAD technology at a lower operating cost. Pursuant to the terms of the acquisition of the assets in Gonzales, California, we pay a fee for each ton of additional capacity added to our current facilities. The per ton fee is not payable on the Woodbridge facility, or the Gonzales facility acquired in the acquisition or the currently planned addition thereto, except to the extent that capacity (in excess of the currently planned addition) is added to those facilities in the future. We anticipate that over time this fee will be less than the royalty expense paid for use of the previously used licensed EATAD technology. In addition, we believe the product produced by the HTLC technology will be equal to or better in terms of quality than products made through the use of the EATAD technology.

We have achieved Organic Materials Review Institute and/or Washington State Department of Agriculture certification for our GP, LC, 521, NC, XK, XP, PC Fish and Soil Start fertilizer products, which means that these products are approved for use in certified organic farming. In addition to the products currently listed, we have also submitted applications for review and approval of our 8-1-4, 8-1-4 Lawn and Turf, 4-1-8 and 4-1-8 Flower and Garden products. We believe obtaining certification for all of our products will have a positive impact on pricing. However, in addition to the organic market, we believe our products are positioned for the commercial market as a fertilizer supplement or as a material to be blended into traditional nutrition and disease suppression applications.

Marketing and Sales

Target Markets

According to the U.S. Fertilizer Institute, as of June 2007, U.S. fertilizer demand equaled approximately 58 million tons per year, with agribusiness consuming the majority of product and the professional turf and retail segments consuming the remainder. The concern of farmers, gardeners and landscapers about nutrient runoffs, soil health and other long-term effects of conventional chemical fertilizers has increased demand for organic fertilizer. We have identified three target markets for our products:

•	Agribusiness: conventional farms, organic farms, horticulture, hydroponics and aquaculture;

•	Turf management: professional lawn care and landscaping, golf courses, sod farms, commercial, government and institutional facilities; and

•	Retail sales: home improvement outlets, garden supply stores, nurseries, Internet sales and shopping networks.

Agribusiness:  We believe there are two primary business drivers influencing commercial agriculture. First, commercial farmers are focused on improving the economic yield of their land: maximizing the value derived from crop output (quantity and quality). Second, commercial farmers are focused on reducing the use of chemical products, while also meeting the demand for cost-effective, environmentally responsible alternatives. We believe this change in focus is the result of:

•	Consumer demand for safer, higher quality food;

•	The restriction on use of registered chemical products. Several U.S. government authorities, including the Environmental Protection Agency, the Food and Drug Administration, and the USDA regulate the use of fertilizers;

•	Environmental concerns and the demand for sustainable technologies;

•	Demand for more food for the growing world population; and

•	The cost effectiveness and efficacy of non-chemical based products to growers.

Consumer demand for organic food products increased throughout the 1990s to date at approximately 20% or more per annum. In the wake of USDA’s implementation of national organic standards in October 2002, the organic food industry has continued to grow. According to the Organic Trade Association, United States’ sales of organic food and beverages have grown from $1 billion in 1990 to approximately $24.6 billion in 2008 and are expected to grow at an average of 18% per year through 2010. Furthermore, the Organic Trade Association reports that organic foods represented approximately 2.8% of total food and beverage sales in 2006, growing 20.9% in 2006, one of the fastest growing categories. According to the Nutrition Business Journal, consumer demand is driving organic sector expansion, particularly for fruit, vegetables and dairy products. This demand, in turn, is driving commercial farmers to shift more of their acreage from conventional practices, which predominantly use synthetic fertilizers, to organic practices, which require the use of certified organic fertilizers or other natural organic materials to facilitate crop growth. The USDA’s Economic Research Service reports that the number of certified organic farm acres has grown from 0.9 million in 1992 to 4.1 million in 2005, a compound annual growth rate of 12% per year.

We believe farmers are facing pressures to change from conventional production practices to more environmentally friendly practices. U.S. agricultural producers are turning to certified organic farming methods as a potential way to lower production costs, decrease reliance on nonrenewable resources such as chemical fertilizers, increase market share with an “organically grown” label and capture premium prices, thereby boosting farm income.

Turf management:  We believe that the more than 16,000 golf courses in the U.S. will continue to reduce their use of chemicals and chemical-based fertilizers to limit potentially harmful effects, such as chemical fertilizer runoff. The United States Golf Association, or USGA, provides guidelines for effective environmental course management. These guidelines include using nutrient products and practices that reduce the potential for contamination of ground and surface water. Strategies include using slow-release fertilizers and selected organic products and the application of nutrients through irrigation systems. Further, the USGA advises that the selection of chemical control strategies should be utilized only when other strategies are inadequate. We believe that our all-natural, slow-release fertilizer products will be well received in this market.

Retail sales:  The Freedonia Group’s report on Lawn & Garden Consumables indicates that the U.S. market for packaged lawn and garden consumables is $7.5 billion and is expected to grow 4.5% per year to $9.3 billion in 2012. Fertilizers are the largest product category, generating $2.85 billion, or 38%, of total lawn and garden consumables sales. Fertilizers, mulch and growing media will lead gains, especially rubber mulch, colored mulch and premium soils. Organic formulations are expected to experience more favorable growth than conventional formulations across all product segments, due to increased consumer concern with regard to how synthetic chemical fertilizers and pesticides on lawns and gardens may affect human/pet health and the environment. Further, in 2009, The National Gardening Association reported that 40% of the nation’s 100 million households with a yard say they are likely to use all-natural methods in the future due largely to environmental and health concerns.

Product Sales and Distribution

We sell and distribute our products through our sales organization, comprised of twelve employees, which targets large purchasers of fertilizer products for distribution in our target geographic and product markets. Key activities of the sales organization include introduction of our products and the development of relationships with targeted clients and us. In addition, we have signed distribution agreements with six distributors to sell our products to numerous outlets in all of our target markets. Due to our small size, we believe the most efficient method for distribution of our products is through regional distributors. This method of distribution currently accounts for the majority of our sales. To the extent we make sales directly to customers, we generally require our customers to handle delivery of the product. We have also had preliminary discussions with manufacturer’s representatives to explore sales of our products in appropriate retail outlets. A portion of proceeds from our October 2009 offering was used towards hiring additional sales team employees. To work together with our Vice President of Marketing and our existing sales employees, since October 2009, we have hired eight new sales employees, including a Director of Sales. We believe our sales team location throughout the United States gives us strategic placement for sales into both the organic and conventional agriculture, retail and turf markets.

Environmental Impact of Our Business Model

Food waste, the raw material of our manufacturing process, comes from a variety of sources. Prior to preparation, food must be grown or raised, harvested, packaged, shipped, unpacked, sorted, selected and repackaged before it finds its way into markets, restaurants or home kitchens. Currently, this process creates a large amount of food waste, particularly in densely populated metropolitan areas such as New York City, Northern New Jersey, and Eastern Massachusetts. Traditionally, the majority of food waste is disposed of in either landfills or incinerators that do not produce a product from this recyclable resource. We use a demonstrated technology that is environmentally benign to convert waste into valuable all-natural soil amendment and fertilizer products.

According to the Environmental Protection Agency food waste comprises 18% of the nation’s waste stream. Disposing of or recycling food waste should be simple, since organic materials grow and decompose readily in nature. However, the large volumes of food wastes generated in urban areas combined with a lack of available land for traditional recycling methods, such as composting, make disposal of food wastes increasingly expensive and difficult. Landfill capacity is a significant concern, particularly in densely populated areas. In addition, landfills may create negative environmental effects including liquid wastes migrating into groundwater, landfill gas, consumption of open space, and air pollution associated with trucking waste to more remote sites. The alternative of incineration may produce toxic air pollutants and climate-changing gases, as well as ash containing heavy metals. Incineration also fails to recover the useful materials from organic wastes that can be recycled. Traditional composting is a slow process that uses large tracts of land, may generate offensive odors, and may attract vermin. In addition, composting usually creates an inconsistent product with lower economic value than the fertilizer products we produce.

Our process occurs in enclosed “digesters” housed within a building that uses effective emissions control equipment, which results in minimal amounts of dust and noise. By turning food waste into a fertilizer product using an environmentally benign process, we are able to reduce the total amount of solid waste that goes to landfills and incinerators, which in turn reduces the release of greenhouse gases such as methane and carbon dioxide.

During the start-up phase at our Woodbridge facility, we experienced odor-related issues. As a result of these issues, we have been assessed fines from the Health Department of Middlesex County, New Jersey, and have been named a party in a lawsuit by a neighboring business. Based on a change in operational procedures and working with two outside odor-control consultants, we believe we have significantly reduced the odor issues. However, if we are unsuccessful in controlling odor-related issues, we may be subject to further fines or litigation, and our operations may be interrupted or terminated.

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

Environmental regulators and other governmental authorities in our target markets have also focused more recently on the potential benefits of recycling increased amounts of food waste. For example, the New Jersey Department of Environmental Protection, or the NJDEP, estimates nearly 1.5 million tons, or approximately 7.4% of the state’s total waste stream, is food waste, but in 2003, only 221,000 tons were recycled, which represented just over 15% of the recycled waste. The 2006 NJDEP Statewide Solid Waste Management Plan focused particularly on the “food waste” recycling stream as one of the most effective ways to create significant increases in recycling tonnages and rates. In New York, state and local environmental agencies are taking measures to encourage the diversion of organic materials from landfills and are actively seeking processes consistent with health and safety codes. The goal is to further reduce the amount of waste going to landfills and other traditional disposal facilities, particularly waste that is hauled great distances, especially in densely populated areas in the Northeast. In 2005, the Rhode Island Resource Recovery Corporation, or the RIRRC, began an examination of the bulk food waste processing technology of our technology licensor to determine whether using our licensed technology would be economically feasible, cost-effective, practicable, and an appropriate application in Rhode Island. The RIRRC completed its review and included the technology in its 2006 Solid Waster Master Plan. In Massachusetts, the 2006 State Solid Waste Master Plan has also identified a need for increased organics-processing capacity within the state and has called for a streamlined regulatory approval path.

Competition

We operate in a very competitive environment in our business’s three dimensions — organic waste stream feedstock, technology and end products — each of which is quickly evolving. We believe we will be able to compete effectively because of the abundance of the supply of food waste in our geographic markets, the pricing of our tip fees and the quality of our products and technology.

Organic Waste Stream Feedstock.  Competition for the organic waste stream feedstock includes landfills, incinerators, animal feed, land application and traditional composting operations. Organic waste streams are generally categorized as pre- and post-consumer food waste, lawn and garden waste (sometimes called green waste), and bio-solids, including sewage sludge or the by-product of wastewater treatment. Some states, including New Jersey, have begun to regulate the manner in which food waste may be composted. New Jersey has created specific requirements for treatment in tanks or in-vessel, and we believe our Woodbridge facility is the first approved in-vessel processing facility in the state. In Massachusetts, state regulators are considering a ban on the disposal of organic materials at landfills and incinerators once sufficient organic processing capacity exists within the state, which, if adopted, would provide a competitive advantage for organic processes such as our process.

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

Digestion may be either aerobic, like the HTLC or EATAD processes, or anaerobic. Anaerobic digestion is, in simple terms, mechanized in-vessel composting. In addition to compost, most anaerobic digestion systems are designed to capture the methane generated. While methane has value as a source of energy, it is generally limited to on-site use, as it is not readily transported.

Hydrolysis is an energy-intensive chemical process that produces a by-product, most commonly ethanol. Thermal technologies extract the British thermal unit, or BTU, content of the waste to generate electricity. Food waste, which is typically 75%-90% water, is generally not a preferred feedstock. Absent technological breakthroughs, neither hydrolysis nor thermal technologies are expected to be accepted for food waste processing on a large-scale in the near term.

End Products.  The organic fertilizer business is relatively new, highly fragmented, under-capitalized and growing rapidly. We are not aware of any dominant producers or products currently in the market. There are a number of single input, protein-based products, such as fish, bone and cottonseed meal, that can be used alone or mixed with chemical additives to create highly formulated fertilizer blends that target specific soil and crop needs. In this sense they are similar to our products, and provide additional competition in the organic fertilizer market. In the future, large producers of non-organic fertilizer may also increase their presence in the organic fertilizer market. These companies are generally better capitalized than us and have greater financial and marketing resources than us.

Most of the 58 million tons of fertilizer consumed annually in North America is mined or derived from natural gas or petroleum. These petroleum-based products generally have higher nutrient content (NPK) and cost less than organic fertilizers. Traditional petrochemical fertilizers are highly soluble and readily leach from the soil. Slow release products that are coated or specially processed command a premium. However, the economic value offered by petrochemicals, especially for field crops including corn, wheat, hay and soybeans, will not be supplanted in the foreseeable future. We compete with large producers of non-organics fertilizers, many of which are significantly larger and better capitalized than us. In addition, we compete with numerous smaller producers of fertilizer.

Despite a large number of new products in the end market, we believe that our products have a unique set of characteristics. We believe positioning and branding the combination of nutrition and disease suppression characteristics will differentiate our products from other organic fertilizer products to develop market demand, while maintaining or increasing pricing. In view of the barriers to entry created by the supply of food waste, regulatory controls and the cost of constructing facilities, we do not foresee a dominant manufacturer or product emerging in the near-term.

Government Regulation

Our end products are regulated by federal, state, county and local governments as well as various agencies thereof, including the United States Department of Agriculture.

In addition to the regulations governing the sale of our end products, our facilities are subject to extensive regulation. We have obtained permits to operate solid waste or recycling facilities as well as permits for our sewage connection, water supply, land use, air emission, and wastewater discharge. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, and township and state agencies having control over the specific properties. Any proposed changes to our plants or procedures require additional permit modifications.

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

Employees

As of March 31, 2010, we had 46 employees ( not including 2 sub-contract employees), 12 of whom were in sales, 13 in management and administration and 21 in operations (7 employees at our Gonzales facility and 14 employees at our Woodbridge facility). During this current time of limited production at our Woodbridge facility we have reduced the number of sub-contract employees from 18 at this time last year to 2. A portion of proceeds from our October 2009 secondary offering was to be used towards hiring additional sales team employees. Since the close of our secondary offering, we have been able to hire 8 new sales employees, including a Director of Sales. These employees bring over 130 years of combined sales experience to Converted Organics and we believe their locations across the United States give us strategic placement for sales into the organic and conventional agricultural markets.

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

We may need to raise additional capital to fund our operations through the near term, and we do not have any commitments for that capital.

For the year ended December 31, 2009, we incurred a net loss of approximately $21.1 million, and had an accumulated deficit of $49.9 million. We may need additional capital to execute our business strategy, and if we are unsuccessful in raising additional capital, we may be unable to fully execute our business strategy on a timely basis, if at all. We expect the funds received from our October 2009 offering will be sufficient to operate our current business through 2010 until we are cash flow positive, assuming that our sales levels can increase by approximately $5.5 million over 2009 levels and assuming that we do not encounter any unforeseen costs or expenses. If our sales levels do not increase or if we encounter unforeseen costs or expenses, we will require additional financing prior to such date for which we have no commitments. We do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If adequate capital cannot be obtained on satisfactory terms, we may curtail or delay the implementation of updates to our facilities or delay the expansion of our sales and marketing capabilities, any of which could cause our business to fail.

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

We will require significant financing to increase the capacity of our Woodbridge facility to its permitted 500 tons per day capacity from the current full processing capacity of 250 tons per day and to invest in the construction of new facilities. Our long-term business strategy contemplates the expansion of our Woodbridge facility and the construction of new facilities, and we do not have any commitments for the financing required to complete such projects. Any new facility will likely be individually financed and require considerable debt. While we believe state government-sponsored debt programs may be available to finance our requirements, public or private debt may not be available at all or on terms acceptable to us for the development of future facilities. We do not intend to utilize the proceeds from our October 2009 offering to finance any new manufacturing facilities or to expand our Woodbridge facility to the 500 tons per day operating capacity.

In addition to financing any new manufacturing facilities or to expand our Woodbridge facility, to the extent we acquire any businesses or enter into any strategic alliances, we may require additional financing to facilitate the transaction, and we do not have any commitments for that capital.

To meet our future capital requirements, we may issue additional securities in the future with rights, terms and preferences designated by our Board of Directors, without a vote of stockholders, which could adversely affect stockholder rights. Additional financing will likely cause dilution to our stockholders and could involve the issuance of securities with rights senior to our currently outstanding shares. There is no assurance that such financing will be sufficient, that the financing will be available on terms acceptable to us and at such times as required, or that we will be able to obtain the additional financing required, if any, for the continued operation and growth of our business. Any inability to raise necessary capital will have a material adverse effect on our ability to implement our business strategy and will have a material adverse effect on our revenues and net income.

Constructing and equipping our Woodbridge facility has taken longer and cost more than we expected, which has resulted in significant amounts being owed to construction vendors for which we did not have the cash resources to satisfy and for which we entered into deferred payment plans.

Our Woodbridge facility became operational in June 2008. We incurred approximately $5.7 million in construction costs and design change overruns on an initial budget of $19.6 million. These design changes and upgrades are substantially complete, but we can offer no assurance that we will not experience additional overruns and delays before total completion.

Of the $5.7 million in upgrades, design changes and construction costs discussed above, we were able to fund approximately $500,000 in costs. To finance the remaining $5.2 million in upgrades, design changes and construction costs, we entered into agreements with various construction vendors regarding payment plans, which generally provide that we pay interest only for six months with the remaining principal balance and interest thereon to be repaid in 18 monthly installments. We have successfully entered into agreements with all of our construction vendors to whom we owe money. In November 2009 we entered into our final agreement with a construction vendor that required us to pay a total of $2,029,000, with the first payment of $1,000,000 paid November 19, 2009 and the balance of $1,029,000 payable in eighteen level monthly payments of principal and interest calculated at 6% per annum. The monthly payments began January 1, 2010. This construction vendor had previously filed a construction lien on our Woodbridge facility and had commenced a lawsuit to enforce that lien. According to terms of the agreement, the construction lien claim and related lawsuit is now suspended during the eighteen month payment period and will be released completely upon final payment.

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

From inception through December 31, 2009, we incurred an accumulated net loss of approximately $49.9 million. The revenues that we began to generate from our Gonzales facility in February 2008 and from our Woodbridge facility have not yet resulted in our earning a profit, and we will continue to incur significant losses for at least the near future. There is no assurance that our operations will ever become profitable.

If we are unable to manage our transition to an operating company effectively, our operating results will be adversely affected.

Failure to manage effectively our transition to an operating company will harm our business. To date, substantially all of our activities and resources have been directed at developing our business plan, arranging financing, licensing technology, obtaining permits and approvals, securing a lease for our Woodbridge facility and options for additional facilities, hiring and training a sales force and purchasing our Gonzales facility. The transition to a converter of waste and manufacturer and vendor of fertilizer products requires effective planning and management. In addition, future expansion will be expensive and will likely strain our management and other resources. We may not be able to easily transfer our skills to operating a facility or otherwise effectively manage our transition to an operating company.

If the National Organic Program changes its standards with respect to the use of corn steep liquor in organic crop production, we may no longer be allowed to sell certain of our products into the organic markets, which would materially lower our sales at our Gonzales facility.

In November 2010, the National Organic Program (NOP) and National Organic Standards Board (NOSB) is expected to make a decision regarding the status of corn steep liquor as a synthetic or non-synthetic product, and whether it can remain as an accepted ingredient in organic crop production. A decision by the NOP and NOSB that corn steep liquor is a synthetic ingredient no longer allowed in organic crop production would have a significant negative effect on approximately 60% of our current sales from the Gonzales facility. Our GP and 521 products are both derived from corn steep liquor and currently account for the majority of our sales from the Gonzales facility into the organic agriculture market. If the NOP and NOSB issue a non favorable decision, it is unlikely we would see sales growth in 2010 and we may face a loss in sales for that time period. In addition, we would have to reformulate our highest selling products and then have the products certified for sale into the organic market. Organic certification can take months to achieve and it is unclear if we would be able to find an ingredient suitable to replace corn steep liquor.

We are dependent on a small number of major customers for our revenues and the loss of any of these major customers would adversely affect our results of operations.

Our Gonzales and Woodbridge facilities rely on a few major customers for a majority of their revenues. During 2009, approximately 70% of the revenues generated by the Gonzales facility were from a total of three customers. During 2009, approximately 48% of the revenues generated by the Woodbridge facility, excluding “tip” fees, were from a total of two customers. We do not have any long-term agreements with any of our customers. The loss of any of our major customers could adversely affect our results of operations.

Problems with our production equipment could negatively affect sales.

In early November 2009, we noticed corrosion in the walls of one of our 120,000 gallon digesters at our Woodbridge facility and determined that the corrosion was due to our manufacturing process and the unsatisfactory performance of a protective coating that was applied at the time of installation. Through subsequent ultrasound wall thickness testing we determined that the corrosion was significant in two digesters and that we would not be able to use those digesters for their intended purpose in our manufacturing process and that they would have to be repaired or replaced.

We determined the most cost effective and efficient solution to this matter is to utilize the CLF digesters, which are the digester units used at our Gonzales facility and utilize our proprietary HTLC technology. These digesters are smaller in capacity and will reduce the operating capacity of our Woodbridge facility. Throughout 2009, our production at the plant was limited by odor issues to approximately 20% of capacity and therefore the corrosion has not affected our ability to produce product to meet current demand. However, because we believe we have corrected the odor issues and we anticipate increased sales during 2010, if we cannot increase production capabilities before the sales increases happen, we may be unable to generate positive cash flow from the Woodbridge facility according to the planned schedule. To be become cash flow positive, the Woodbridge facility has to increase production levels to approximately 45-55% of full capacity.

We are exposed to risks from legislation requiring companies to evaluate internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) required our management to begin to report on the operating effectiveness of our internal control over financial reporting for the year ended December 31, 2008. CCR LLP, our independent registered public accounting firm, will be required to opine on the effectiveness of our internal control over financial reporting for the year ending December 31, 2010 under current legislation. We must continue an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect that this program will require us to incur significant expenses and to devote additional resources to Section 404 compliance on an ongoing annual basis.

We continue to evaluate internal assessments in anticipation of our independent registered public accounting firm opining on the effectiveness of our internal control over financial reporting in 2010. Due to financial constraints, we have not yet retained any outside consultants to assist us, although we intend to hire such consultants in the future. As a result, we may not be able to complete the assessment process on a timely basis each year. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected.

Our future success is dependent on our existing key employees and hiring and assimilating new key employees; our inability to attract or retain key personnel in the future would materially harm our business and results of operations.

Our success depends on the continuing efforts and abilities of our current management team. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them if they leave the Company. The loss of services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel could materially harm our business and results of operations.

We have little or no experience in the food waste conversion or fertilizer industries, which increases the risk of our inability to build our facilities and operate our business.

We are currently, and are likely for some time to continue to be, dependent upon our present management team. Most of these individuals are experienced in business generally, and in governing and operating public companies. However, our present management team does not have experience in organizing the construction, equipping and start up of a food waste conversion facility, except for our Gonzales and Woodbridge facilities. In addition, none of our directors has any prior experience in the food waste conversion or fertilizer products industries. As a result, we may not develop our business successfully.

Our Woodbridge and Gonzales facility sites, as well as future facility sites, may have unknown environmental problems that could be expensive and time-consuming to correct.

There can be no assurance that we will not encounter hazardous environmental conditions at the Woodbridge and Gonzales facility sites or at any additional future facility sites that may delay the construction of our food waste conversion facilities or require us to incur significant clean-up or correction costs. Upon encountering a hazardous environmental condition, our contractor may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the particular facility and may require significant expenditures to correct the environmental condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenue.

We have recently commenced operations and may not be able to successfully operate our Woodbridge or Gonzales facility.

We believe our Woodbridge facility is the first commercial facility of its kind in the United States to recycle food waste into fertilizer, and it therefore may not function as anticipated. We have produced our products at our Gonzales facility since February 2008 and have had limited production from our Woodbridge facility since June 2008. As such, we have limited operating experience, and may be unable to successfully operate these facilities. In addition, the control of the manufacturing process will require operators with extensive training and experience that may be difficult to attain.

Our lack of business diversification may have a material negative effect on our financial performance.

We have two products to sell to customers to generate revenue: dry and liquid soil fertilizer products. Although we also receive “tip” fees from food waste haulers, our lack of business diversification could have a material adverse effect on our operations.

We may not be able to produce products from our facilities in commercial quantities or sell them at competitive prices.

We have produced our products at our Gonzales facility since February 2008 and have had limited production from our Woodbridge facility since June 2008. Accordingly, our ability to produce our products in commercial quantities at a competitive cost is unproven. We may not be able to produce products from our facilities in commercial quantities or sell them at prices competitive with other similar products.

We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our products.

We currently have limited resources with which to expand our sales and marketing capabilities. We have recently hired additional sales personnel and believe they have the expertise in the markets that we intend to address, however, given their recent hires, their sales capabilities and the results they will bring to the Company are currently unknown. Co-promotion or other marketing arrangements to commercialize our planned products could significantly limit the revenues we derive from our products, and the parties with whom we would enter into such agreements may fail to commercialize our products successfully. Our products address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ, and we may not be able to develop such specialized marketing resources.

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

Chemical fertilizers are manufactured by many companies, are plentiful and are relatively inexpensive. In addition, there are over 1,700 “crop products” registered as “organic” with the Organic Materials Review Institute, a number that has more than doubled since 2002. If we fail to keep up with changes affecting the markets that we intend to serve, we will become less competitive, thereby adversely affecting our financial performance.

Defects in our products or failures in quality control could impair our ability to sell our products or could result in product liability claims, litigation and other significant events with substantial additional costs.

Detection of any significant defects in our products or failure in our quality control procedures may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, and injury to our reputation. The costs we may incur in correcting any product defects may be substantial. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail, would be time consuming and costly to defend, and if we do not prevail, could result in the imposition of a damages award. We presently maintain product liability insurance; however, it may not be adequate to cover any claims.

Energy and fuel cost variations could adversely affect operating results and expenses.

Energy costs, particularly electricity and natural gas, constitute a substantial portion of our operating expenses. The price and supply of energy and natural gas are unpredictable and fluctuate based on events outside our control, including demand for oil and gas, weather, actions by OPEC and other oil and gas producers, and conflict in oil-producing countries. Price escalations in the cost of electricity or reductions in the supply of natural gas could increase operating expenses and negatively affect our results of operations. We may not be able to pass through all or part of the increased energy and fuel costs to our customers.

We may not be able to obtain sufficient material to produce our products, and we are dependent on a small number of waste haulers to provide the food waste we use to produce our products.

Our revenue comes from two sources: “tip” fees and product sales. We are dependent on a stable supply of food waste in order to produce our products and to utilize our available capacity. Waste haulers pay the tip fees to us for accepting food waste generated by food distributors such as grocery stores, produce docks, fish markets and food processors, and by hospitality venues such as hotels, restaurants, convention centers and airports. Insufficient food waste feedstock will adversely affect our efficiency and may cause us to increase our tip fee discount from prevailing rates, which is the discount we pay to haulers that provide larger quantities of food waste, likely resulting in reduced revenues and net income. Competing disposal outlets for food waste and increased demand for applications such as biofuels may develop and adversely affect our business. In addition, if alternate uses for food waste are developed in the future, these alternate uses could increase the competition for food waste.

Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important proprietary rights.

We may have to defend ourselves against patent and other infringement claims asserted by third parties regarding the technology we have licensed, resulting in diversion of management focus and additional expenses for the defense of claims. In addition, if a patent infringement suit was brought, we might be forced to stop or delay the development, manufacture or sales of potential products that were claimed to infringe a patent covering a third party’s intellectual property unless that party granted us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. If we cannot obtain all necessary licenses or other such rights on commercially reasonable terms, we may be unable to continue selling such products. Even if we are able to obtain certain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some or all of our business operations as a result of patent infringement claims, which could severely harm our business.

Our HTLC technology imposes obligations on us related to infringement actions that may become burdensome.

If the use of our HTLC technology is alleged to infringe the intellectual property of a third party, we may become obligated to defend such infringement action. In such an event, we may become obligated to find alternative technology or to pay a royalty to a third party in order to continue to operate.

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

We have provided a bond guaranty to the holders of the bonds issued in connection with our Woodbridge facility, and the terms of the guaranty may hinder our ability to operate our business by imposing restrictive covenants, which may prohibit us from taking actions to manage or expand our business.

The terms of the bond guaranty executed by us on behalf of Converted Organics of Woodbridge LLC prohibit us from repaying debt and other obligations that funded our working capital until certain ratios of EBITDA to debt service are met. We are required to achieve a debt service ratio coverage of 2.0 to 1.0. We did not meet the required debt service ratio coverage in 2009, and if we do not meet the ratio in 2010, our bond guaranty will remain outstanding and we will continue to be prohibited from repaying debt and other obligations that funded our working capital.

Mandatory redemption of our bonds issued in connection with our Woodbridge facility could have a material adverse effect on our liquidity and cash resources.

The bonds issued to construct our Woodbridge facility are subject to mandatory redemption by us if the Woodbridge facility is condemned, we cease to operate the facility, the bonds become taxable, a change in control occurs or under certain other circumstances. Depending upon the circumstances, such an event could require a payment to our bondholders ranging between 100% and 110% of the principal amount of the bonds outstanding, plus interest. If we are required to redeem our bonds, such redemption will have a material adverse effect on our liquidity and cash resources, and may impair our ability to continue to operate.

The communities where our facilities may be located may be averse to hosting waste handling and manufacturing facilities.

Local residents and authorities in communities where our facilities may be located may be concerned about odor, vermin, noise, increased truck traffic, air pollution, decreased property values, and public health risks associated with operating a manufacturing facility in their area. These constituencies may oppose our permitting applications or raise other issues regarding our proposed facilities or bring legal challenges to prevent us from constructing or operating facilities.

During the start-up phase at the Woodbridge facility, we experienced odor-related issues. As a result of these issues, we were assessed fines from the Health Department of Middlesex County, New Jersey and have been named as a party in a lawsuit by a neighboring business. With respect to the fines assessed by the Health Department, we have negotiated a settlement agreement for the full amount of fines assessed. With respect to the litigation, the plaintiff has alleged various causes of action connected to the odors emanating from the facility and in addition to monetary damages, is seeking enjoinment of any and all operations which in any way cause or contribute to the alleged pollution. If we are unsuccessful in defending the above litigation or any new litigation, we may be subject to judgments or fines, or our operations may be interrupted or terminated.

Our facilities will require certain permits to operate, which we may not be able to obtain at all or obtain on a timely basis.

For our Woodbridge facility and Gonzales facility, we have obtained the permits and approvals required to operate the facilities. We may not be able to secure all the necessary permits for future facilities on a timely basis or at all, which may prevent us from operating such facilities according to our business plan.

For our facilities, we may need certain permits to operate solid waste or recycling facilities, as well as permits for our sewage connection, water supply, land use, air emission, and wastewater discharge. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township and state agencies having control over the specific properties. Permits once given may be withdrawn. Inability to obtain or maintain permits to construct, operate or maintain our facilities will severely and adversely affect our business.

Changes in environmental regulations or violations of such regulations could result in increased expense and could have a material negative effect on our financial performance.

We are subject to extensive air, water and other environmental regulations and need to maintain the environmental permits we have received to operate our Woodbridge and Gonzales facilities, and need to obtain a number of environmental permits to construct and operate our planned facilities. If for any reason any of these permits are not maintained or granted, construction costs for our food waste conversion facilities may increase, or the facilities may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. We have been fined for alleged environmental violations in connection with the operation of our Woodbridge facility, and are currently contesting certain alleged environmental violations. Our failure to comply with environmental regulations could cause us to lose our required permits, which could cause the interruption or cessation of our operations. Furthermore, the expense of compliance could be significant enough to reduce our net income and have a material negative effect on our financial performance.

Risks Related to Investment in Our Securities

We have a significant number of warrants outstanding, and while these warrants are outstanding, it may be more difficult to raise additional equity capital. Additionally, certain of these warrants contain anti-dilution and price-protection provisions that may result in the reduction of their exercise prices in the future.

•	2,516,810 Class B warrants to purchase a total of 3,699,711 shares of common stock at $7.48 per share, and 2,284,409 Class B-1 warrants to purchase a total of 2,284,409 shares of common stock at $11.00 per share;

•	885,000 Class C warrants exercisable at $1.00 per share;

•	415,000 Class D warrants exercisable at $1.02 per share;

•	1,500,000 Class E warrants exercisable at $1.63 per share;

•	585,000 Class F warrants exercisable at $1.25 per share;

•	2,500,000 Class G warrants exercisable at $1.25 per share; and

•	17,550,000 Class H warrants exercisable at $1.30 per share (this includes 300,000 Class H warrants underlying underwriter purchase options issued in our October 2009 offering).

The holders of those warrants are given the opportunity to profit from a rise in the market price of our common stock. In addition, the Class B, C, D and H warrants are not redeemable by us. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these public warrants are likely to be exercised, we may be able to obtain additional equity capital on more favorable terms from other sources.

Furthermore, the Class C, D and G warrants contain price-protection provisions under which, if we issue securities at a price lower than the exercise price of such warrants, the exercise price of the warrants will be reduced, with certain exceptions, to the lower price; provided that the Class G warrants have a minimum exercise price of $1.08 per share, unless we receive stockholder approval for a lower price.

If we issue shares of preferred stock, your investment could be diluted or subordinated to the rights of the holders of preferred stock.

Our Board of Directors is authorized by our Certificate of Incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable a holder to block such a transaction. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of holders of our common stock. Although our Board of Directors is required to make any determination to issue preferred stock based on its judgment as to the best interests of our stockholders, our Board could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our stockholders might believe to be in their best interests or in which such stockholders might receive a premium for their stock over the then-market price of such stock. Presently, our Board of Directors does not intend to seek stockholder approval prior to the issuance of currently authorized preferred stock, unless otherwise required by law or applicable stock exchange rules. Although we have no plans to issue any shares of preferred stock or to adopt any new series, preferences or other classification of preferred stock, any such action by our Board of Directors or issuance of preferred stock by us could dilute your investment in our common stock and warrants or subordinate your holdings to such shares of preferred stock.

Future issuances or sales, or the potential for future issuances or sales, of shares of our common stock, the exercise of warrants to purchase our common stock, or the conversion of convertible notes into our common stock, may cause the trading price of our securities to decline and could impair our ability to raise capital through subsequent equity offerings.

During 2009, we have issued a significant number of shares of our common stock, warrants to acquire shares of our common stock, and convertible notes that may be converted into our common stock in connection with various financings and the repayment of debt, and we anticipate that we will continue to do so in the future. The additional shares of our common stock issued and to be issued in the future upon the exercise of warrants or options or the conversion of debt could cause the market price of our common stock to decline, and could have an adverse effect on our earnings per share if and when we become profitable. In addition, future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock and our Class H and Class B warrants to decline, and could materially impair our ability to raise capital through the sale of additional securities.

We may not be able to adequately raise the bid price of our common stock to remain compliant with NASDAQ listing standards.

On December 4, 2009, we received notice from the NASDAQ Stock Market stating that the closing bid price of our common stock had fallen below $1.00 for thirty consecutive business days and that therefore, we were not in compliance with NASDAQ Listing Rule 5550(a)(2) as of December 3, 2009. We have been provided a 180 day grace period, through June 2, 2010, to regain compliance with the Rule. To regain compliance, the bid price for our common stock must close at $1.00 or higher for a minimum of 10 consecutive business days within the grace period. At the close of the grace period, if we have not regained compliance, we may be eligible for an additional 180 day grace period if we meet the initial listing standards, with the exception of bid price, for the NASDAQ Capital

Market. If we are not eligible for an additional grace period, we will receive notification that our securities are subject to delisting, and we may then appeal the delisting determination to a hearings panel. During January 2010, our stock price closed at $1.00 or greater for 10 consecutive trading days, however, NASDAQ did not remove the delisting notification.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We entered a 10-year lease on June 2, 2006 and subsequently in February 2007 exercised an option to renew for an additional 10 years on property located in an industrial area of Woodbridge, New Jersey, on which our Woodbridge facility is located. The lease covers 60,000 square feet of a 300,000 square foot building. The rent is $34,259 per month for the first 5 years. In year 6, the rent increases by 5% and will increase 2% per year in years 7 through 10. On January 18, 2007, we executed a lease amendment to compensate the landlord for costs incurred in connection with a buildout of the leased space. During years 2 through 10, we will pay an additional $45,402 per month under the amendment, for total rent expense of $79,661 per month. In year 11, the rent will increase by 5% and will increase an additional 2% per year in years 12 through 15. The rent will increase 5% in year 16 and thereafter, will increase 2% per year through the remainder of the term. We are responsible for payment of common area maintenance fees and taxes based upon our percentage of use relative to the whole facility and for our separately metered utilities. The additional rent associated with the buildout of the facility is approximately $4.6 million and will be repaid as discussed above. This buildout allowance represents additional financing to the Company and is not included in the estimated costs of $14.6 million to initially complete the Woodbridge facility or the additional $5.7 million in upgrades, design changes and unanticipated construction costs. In June 2008, we executed a second lease amendment to accommodate the landlord’s construction and operation of a Solar Photovoltaic Generating System (the “Solar System”), under which we agreed to restrict our roof access so to not interfere with the operation of the Solar System. On March 31, 2009, we executed a third lease amendment to compensate the landlord for certain work that the landlord completed on the leased premises. In the third lease amendment and related promissory note, we agreed to pay $790,718.64 plus 9% interest per annum payable in quarterly installments of $263,572.88 with the first payment due on September 30, 2009 and total outstanding balances due by March 31, 2010.

On January 24, 2008, we entered into a 10-year lease for land in Gonzales, California, where our Gonzales facility is located. The land is leased from VLH, a California LLC whose sole member is a former officer and director of the Company. The lease provides for a monthly rent of $9,000. The lease is renewable for three 5-year terms after the expiration of the initial 10-year term. In addition, we own the Gonzales facility and the operating equipment used in the facility. In 2009, the sole member of VLH contributed cash and property to VLH in a recapitalization. VLH has henceforth been sufficiently capitalized and is no longer considered to be a variable interest entity of the Company. We have deconsolidated VLH as a variable interest entity as of April 1, 2009.

On November 24, 2009 we signed a lease for office space for our headquarters in Boston, Massachusetts. The lease is for 3 years and provides 4,510 square feet of usable space for a monthly rent of $9,772. We currently lease, on a month-to-month basis, approximately 2,500 square feet of additional office space in Boston, Massachusetts. We pay rent of $2,800 per month for this space. We may terminate the office lease at any time upon 30 days advance written notice.

On September 1, 2008, we signed a lease with Rhode Island Resource Recovery Corporation (“RIRRC”) for a parcel of land in Rhode Island. We had planned to construct a third operating facility on the land parcel, and formed Converted Organics of Rhode Island, LLC (“Converted Organics of RI”) to facilitate the construction and operation of the planned Rhode Island facility. We pay rent of $9,167 per month and the lease term is for 20 years. To facilitate the development of Converted Organics of RI, on February 25, 2010, we signed a letter of intent with the person who is the non-controlling interest in the entity to sell substantially all of the assets and a limited select amount of liabilities of Converted Organics of RI, a transaction that would include a lease assignment of our lease with RIRRC.

ITEM 3.	LEGAL PROCEEDINGS

On December 11, 2008, we received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, we filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from our alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, we filed our answer to the Complaint with the Court. On March 4, 2010, the parties participated in a Fed.R.Civ.P. 26(f) conference, and began discussing discovery issues. We plan to vigorously defend this matter and are unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.

Related to the above matter, in December 2009, we filed a complaint in the Superior Court of Massachusetts for the County of Suffolk, captioned Converted Organics Inc. v. Holland & Knight LLP. We claim that in the event we are required to pay any monies to Mr. Leeseberg and his proposed class in the matter of Gerald S. Leeseberg, et al. v. Converted Organics, Inc., that Holland & Knight should make us whole, because its handling of the registration of the securities at issue in the Leeseberg lawsuit caused any loss that Mr. Leeseberg and other putative class members claim to have suffered. Holland & Knight has not yet responded to the complaint. It has threatened to bring counterclaims against Converted Organics for legal fees allegedly owed, which we would contest vigorously. At this early stage in the case, we are unable to predict the likelihood of an unfavorable outcome, or to estimate the amount or range of potential loss.

On May 19, 2009, we received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd., et al. v. Converted Organics of Woodbridge, et al. The lawsuit alleges private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from our Woodbridge facility and our alleged, intentional failure to disclose to adjacent property owners the possibility of our facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit seeks enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. In response to these allegations, we have filed opposition papers with the Court and have complied with the plaintiff’s requests for information. We have also paid to the Middlesex County Health Department penalties in the amount of $157,718.75 related to odor emissions. We plan to vigorously defend this matter and are unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.

On May 28, 2009, we received notice that a Lien Claim Foreclosure Complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Armistead Mechanical, Inc. v. Converted Organics Inc., et al. Armistead filed this Lien Claim Foreclosure Complaint in order to perfect its previously filed lien claim. The Complaint also alleges breach of contract, reasonable value, demand for payment, unjust enrichment, and breach of the implied covenant of good faith and fair dealing, and seeks compensatory, consequential and incidental damages, attorneys’ fees, costs, interest, and other fair and equitable relief. On July 10, 2009, we received an Amended Lien Claim Foreclosure Complaint from Armistead Mechanical. The amended complaint did not make any substantial changes to the suit. On August 4, 2009, we filed a response to the complaint whereby we denied certain claims and at this time we are unable to estimate any contingent losses. On August 28, 2009, the court entered an order staying the litigation pending the outcome of arbitration. In connection with the Complaint, Armistead has filed a demand for arbitration with the American Arbitration Association in order to preserve its status quo and right to submit a contract dispute claim to binding arbitration. On October 30, 2009, our response to the demand was due with the consent of Armistead. No arbitrator has yet been appointed. On November 19, 2009, we signed a Settlement

Agreement with Armistead for a total of $2,029,000, with the first payment of $1,000,000 due upon closing (closing occurred on November 19, 2009) and the balance of $1,029,000 payable in eighteen level monthly payments of principal and interest calculated at 6% per annum. The monthly payments began January 1, 2010. According to terms of the Settlement Agreement, the construction lien claim and related lawsuit will be suspended during the eighteen month payment period and will be released completely upon final payment.

The Middlesex County Health Department (MCHD) issued us a number of notices of violation, or NOV, following the commencement of our operations at our Woodbridge facility, for alleged violations of New Jersey State Air Pollution Control Act, which prohibits certain off-site odors. The NOV alleged that odors emanating from our Woodbridge facility had impacted surrounding businesses and those odors were of sufficient intensity and duration to constitute air pollution under the act. As of the date of filing, the total amount of fines levied by the MCHD equaled $379,375, of which we have paid $159,468.75 (of which $157,718.75 were related to odor emissions), and currently have an unpaid balance of $219,906.25. We recorded a liability of $268,500 in our financial statements as of December 31, 2009 relating to the unpaid potion of the penalties. Based on a change in operational procedures and working with two outside odor-control consultants, we believe we have significantly rectified the odor issues. MCHD recognized that we have made substantial efforts and improvements at our Woodbridge facility in odor control and as a result, negotiated a sixteen month payment plan for the odor violations issued from May 2009 through July 22, 2009 for an amount totaling $268,500.

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

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NASDAQ Capital Market under the symbol “COIN” since March 16, 2007. Prior to March 16, 2007, there was no public market for our common stock. The following table sets forth the range of high and low closing prices per share as reported on NASDAQ for the periods indicated.

2009	High	Low

First Quarter	$4.05	$.76
Second Quarter	$2.19	$.76
Third Quarter	$1.48	$.95
Fourth Quarter	$1.30	$.59

2008	High	Low

First Quarter	$14.17	$3.52
Second Quarter	$10.37	$4.50
Third Quarter	$7.83	$2.99
Fourth Quarter	$6.46	$2.00

Holders

As of March 26, 2010, there were approximately 7,000 beneficial holders of the Company’s common stock.

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

We have not declared or paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay cash dividends on common stock will be at the discretion of our Board of Directors and will depend upon, our financial condition, results of operation, capital requirements and other factors our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

During the fourth quarter 2009, we issued 30,000 shares of common stock for consulting services. This transaction was exempt for the registration requirement of the 1933 Act pursuant to Section 4(2) under the 1933 Act, as the recipient is an “accredited investor” as defined in the 1933 Act.

Use of Proceeds from Registered Securities

See the discussion below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Background Introduction

Our operating structure is composed of our parent company, Converted Organics Inc., two wholly-owned operating subsidiaries, a wholly-owned sales subsidiary and a 92.5% owned non-operating subsidiary. The first operating subsidiary is Converted Organics of Woodbridge, LLC, which includes the operation of our Woodbridge, New Jersey facility. The second operating subsidiary is Converted Organics of California, LLC, which includes the operating activity of our Gonzales, California facility. The 92.5% owned subsidiary is Converted Organics of Rhode Island, LLC which currently has no operating activity. The wholly-owned sales subsidiary is Converted Organics of Mississippi, LLC which was established in January 2010 for the purpose of employing salesmen and selling a chicken littler based fertilizer product which is produced for us by a third party supplier. We transitioned from a development stage company (first reported revenues were in February 2008) to a fully operational company that constructs and operates processing facilities that will use food waste as raw material to manufacture all-natural soil amendment products combining nutritional and disease suppression characteristics. We have current sales in the agriculture, retail and turf management markets.

We were a development stage company through June 30, 2008. During the second quarter of 2008, our Gonzales facility began operating near capacity and recognized revenue from the sale of its product. Also during the second quarter of 2008, the tip floor of the Woodbridge facility commenced operations and began to accept food waste on a limited basis recognizing tip fee revenue. During the second half of 2008, operation increased at both facilities and we exited our development stage.

Woodbridge Facility

We obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the landlord has modified and that we have equipped as our first internally constructed organic waste conversion facility. We are currently producing both liquid and dry products at the facility. At full capacity, the Woodbridge facility is expected to process approximately 78,000 tons of organic food waste and produce approximately 9,900 tons of dry product and approximately 10,000 tons of liquid concentrate annually. We have two revenue streams: (1) tip fees that in our potential markets range from $40 to $80 per ton, and (2) product sales. Tip fees are paid to us to receive the food waste stream from waste haulers; the hauler pays us, instead of a landfill, to take the waste. If the haulers source, separate and pay in advance, they are charged tip fees that are up to 20% below market. During 2009 we generated revenue from this facility in the form of tip fees of approximately $127,000 and product sales of approximately $349,000. In order for this facility to be cash flow positive, we estimate that product and tip fee sales would need to be in a range of $450,000 to $550,000 per month. We estimate that the product can be sold in the range of $400 to $700 per ton based on the market to which it is sold. Therefore, based on the foregoing product price ranges, the potential monthly sales from this facility, at approximately 44-55% capacity would allow us to be cash flow positive.

We had budgeted approximately $14.6 million for the design, building, and testing of our facility, including related non-recurring engineering costs. The capital outlay of $14.6 million came from the $25.4 million raised by our initial public offering of stock and the issuance of New Jersey Economic Development Bonds, both of which closed on February 16, 2007, and does not include $4.6 million of capital improvements provided by the landlord of the Woodbridge facility, which are being financed over the term of the lease by increased lease payments at an imputed interest rate of 4%. The total cost of the plant exceeded the estimate of $14.6 million by approximately $2.2 million (which did not include $4.6 million of lease financing discussed above). Also, we purchased additional equipment, which will allow us to produce additional dry product, which is in high demand by the retail market. The cost of this additional equipment was approximately $1.5 million. We decided to incorporate the HTLC technology acquired from WRI into the Woodbridge facility. These costs were approximately $2.0 million, bringing the total plant cost to $20.3 million, not including lease financing. Installation of the HTLC technology and additional equipment was dependent on our ability to raise additional capital and negotiate extended payment terms with our construction vendors. We negotiated revised payment terms with all of our construction vendors, and, as of December 31, 2009, we had outstanding notes due to our New Jersey construction vendors of approximately $3.2 million. A party that leases equipment to us has a lien on the equipment to secure payment of the approximately $41,000 to be paid over the remaining life of the lease. We added the HTLC technology to the Woodbridge facility because we believe it will significantly lower operating costs, most notably utility costs, as the need to evaporate significant amounts of liquid byproduct would no longer be necessary, and the non-evaporated liquid can be used in the production process and sold as additional product.

In early November 2009, during routine maintenance, we discovered corrosion in the walls of one of our 120,000 gallon digesters and determined that the corrosion was due to our manufacturing process and the unsatisfactory performance of a protective coating that was applied at the time of installation. Through subsequent ultrasound wall thickness testing we determined that the corrosion was significant in two digesters and that we would not be able to use those digesters for their intended purpose in our manufacturing process and that they would have to be repaired or replaced.

We considered the most cost effective solutions to this matter, including the installation of stainless steel liners into the two 120,000 gallon digesters or the installation of additional CLF digesters, two of which are already installed and working at the facility. We determined the most cost effective and efficient solution is to utilize the CLF digesters, which are the digester units used at our Gonzales facility and are the ones which operate using our proprietary technology. These digesters are smaller in capacity and they have shown through the operation of our Gonzales facility, to be reliable and effective in the production of organic fertilizer products. Currently, the Woodbridge facility is operating at approximately 20% of capacity and our plan is to gauge the demand for our liquid product. As demand increases we will add production capacity by adding additional CLF digesters. We anticipate that it would take 8 CLF digesters to bring the facility to 100% capacity at a cost of approximately $1.8 million. While we had previously used the IBR digester tanks at the Woodbridge facility, we believe that the CLF digesters that utilize our proprietary technology provide for a more efficient operation at the Woodbridge facility. We believe the CLF digesters are easier to operate and maintain, and we have found that using the CLF digester tanks has minimized or eliminated the odor issues previously faced by the Woodbridge facility. Throughout 2009, our production at the plant was limited by odor issues to approximately 20% of capacity and therefore the corrosion has not affected our ability to produce product and meet current sales demand. However, because we believe that we have corrected the odor issues and we anticipate increased sales during 2010, there may be a timing related issue between increasing production capabilities and fulfilling any sales increase. If that happens we may be unable to generate positive cash flow from the Woodbridge facility as quickly as we had originally anticipated. During this period of diminished production capacity we are working to lower operating costs at the facility in order to decrease cash requirements.

Our decision to bring the Woodbridge facility up to 100% capacity by utilizing our HTLC technology instead of the EATAD technology has caused us to recognize that certain equipment and systems originally installed at the facility will no longer be utilized. The net book value of the equipment, systems and related technology licenses is approximately $3.9 million; we have recognized an impairment charge related to those assets in our consolidated statement of operations for the year ended December 31, 2009. We feel that over time, assuming an increase in sales, this expense will be offset by lower operating costs related to the HTLC technology.

In addition, as we have decided not to continue with the use of the EATAD technology we have written off the unamortized portion of the New Jersey operating license (approximately $553,000) and the $139,978 non-refundable deposit for a second operating plant. The expenses associated with this write off are reflected in our statement of operations for the year ended December 31, 2009.

During the start up phase at the Woodbridge facility, we experienced emissions violations related to odor issues, which we believe may have been largely attributed to the IBR digester tanks. Since moving from the use of the IBR tanks to using the CLF digesters, we have noticed a significant decrease in odor levels, which tests reveal are at negligible levels. We were fined by the Middlesex County Health Department (MCHD) for the violations received and we subsequently hired consultants to assist with the correction process. In late July 2009, we began implementing operational procedures at the plant which were recommended by the odor control consultants and since then we have not experienced significant odor issues; however, we have not obtained release from the MCHD concerning this issue and there is no assurance that we can obtain such a release. MCHD recognized that we have made substantial efforts and improvements at our Woodbridge facility in odor control and as a result, has negotiated a sixteen (16) month payment plan for the odor violations issued from May 2009 through July 22, 2009 for an amount totaling $268,500. As of December 31, 2009, the total amount of fines levied by the MCHD totaled $379,375. We have paid $159,468.75 (of which $157,718.75 were related to odor emissions), and we have an unpaid balance of $219,906.25. The financial statements at December 31, 2009 include an accrued liability of $268,500 related to the unpaid balance. Since October 2009 through the date of this report, we have not received further odor violations from the MCHD. In addition, we are investigating any legal remedies that we may have under warranty.

Our Gonzales Facility

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

The Gonzales facility generated revenue during 2009 of approximately $2,109,000 with a positive operating margin of approximately $38,000 (based on no allocation of corporate overhead). As 2009 progressed, the Gonzales facility continued to improve its revenues and in the six month period ended December 31, 2009, the Gonzales facility generated revenues of approximately $1,030,000 and a positive gross margin (based on no allocation of corporate overhead) of $115,000, or 11%. We plan to continue to improve this operating margin by channeling sales into the turf and retail markets, which we believe to be more profitable, by generating tip fees from receiving additional quantities of food processing waste and by reducing the amount of raw material and freight costs currently associated with the production process. In addition, as a part of our use of proceeds from our October 2009 secondary offering, we have plans to add capacity to the Gonzales plant, whereby the plant will be able to produce approximately three times its current production and will be capable of producing both liquid and solid products. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing but have delayed the upgrades which would allow us to produce dry product. The remaining upgrades have been delayed due to a lack in market demand for a dry product within the area the Gonzales facility serves. Because we will have to obtain the proper building permits for continued expansion, further development of the Gonzales facility will be delayed until those permits are obtained, which we believe will be during the second half of 2010 or in early 2011.

The Gonzales facility began to generate cash flow in June of 2009 and continued that trend through December 2009. We estimate that the plant in its current configuration, and based on current market prices, has the capacity to generate monthly sales in the range of $350,000 to $400,000. If sales increase above the current per month level, we expect the additional cash flow from the Gonzales facility will be used to offset operating expenses at the corporate level.

On January 24, 2008, we also acquired the net assets, including the intellectual property, of WRI. This acquisition makes us the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting, or HTLC, system, which processes various biodegradable waste products into liquid and solid food waste-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short-term note that matured and was paid on May 1, 2008. In addition, the purchase price provides for a technology fee payment of $5,500 per ton of waste-processing capacity for capacity that is either added to plants that were not planned at the time of this acquisition and that use this technology. There is a 10 year cap for these $5,500 per ton of waste processing capacity charges with no minimum payment required. The per ton fee is not payable on the Woodbridge facility or the Gonzales facility acquired in the acquisition or the currently planned addition thereto, except to the extent that capacity (in excess of the currently planned addition) is added to those facilities in the future. For example, if we construct a new 100 ton per day facility that was not planned at the time of the WRI acquisition and we use the HTLC technology at the facility, the $5,500 per ton of waste processing capacity charge would be $550,000 payable as follows: $275,000 (50%) when the facility comes on line and the remaining $275,000 (50%) payable in royalty payments equal to 50% of product sales. The purchase agreement also provides for a 50% profit share with WRI’s sellers on any portable facilities. The purchase agreement provides further that if we decide to exercise our right, obtained in the WRI acquisition, to enter into a joint venture with Pacific Seafoods Inc. for the development of a fish waste-processing product, we will pay 50% of our profits, which is less the 50% of the profits paid to Pacific Seafoods Inc., earned from this product to the seller of WRI. Combined payments of both the $5,500 per ton technology fee and the profits paid from the fish waste-processing product, if any, is capped at $7.0 million with no minimum payment required. In April 2008, we entered into an agreement with Pacific Seafoods Inc. whereby we will pay Pacific Seafoods Inc. 50% of the profits from the fish waste-processing product. To date, no profits have been earned from the fish waste-processing product. It is our intention to expense the payments, if any, that are paid on either the profits from the fish waste-processing product or the $5,500 per-ton technology fee.

Financing Activities

January 2008, March 2009, May 2009, July 2009, September 2009 and October 2009 Financings

On January 24, 2008, we entered into private financing with three investors, in which we received $4,050,000 in proceeds, referred to herein as the 2008 Financing. We used the proceeds to fund the acquisition of the assets described above, to fund further development activities and to provide working capital. The 2008 Financing was offered at an original issue discount of 10%. The investors were issued convertible debentures in the principal amount of $4,500,000, with interest accruing at 10% per annum and with the principal balance to be paid by January 24, 2009, which deadline was extended to July 24, 2009. In addition, we initially issued to the investors an aggregate of 750,000 Class A warrants and 750,000 Class B warrants exercisable at $8.25 and $11.00 per warrant share, respectively. Of these warrants, 50% were returned to us when we obtained shareholder approval for the 2008 Financing, in compliance with the rules of the NASDAQ Stock Market. A placement fee of $225,000 was paid out of the proceeds of this loan to Chardan Capital Markets, LLC. The investors had the option, at any time on or before the extended maturity date of July 24, 2009 to convert the outstanding principal of the convertible debentures into shares of our common stock at the rate per share equal to 70% of the average of the three lowest closing prices of common stock during the 20-day trading period immediately prior to a notice of conversion. As of June 30, 2009, the investors converted the entirety of the debentures into 7,366,310 shares, reducing the principal amount of the debt to $0. In addition, the investors received 131,834 shares of common stock as interest on the debentures during the pay-off period. On January 1, 2009, pursuant to the adoption of guidance described in ASC 815 related to derivatives and hedging activities, we determined that the conversion features within the convertible notes payable issued in the January 2008 financing to be an embedded derivative which was required to be bifurcated and shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the conversion feature was determined using a Black-Scholes model and resulted in a fair value of $5,083,108. The effect of the derivative instruments in the year ended December 31, 2009 was recorded in our consolidated statements of operation and was a derivative gain of $3,565,091. No derivative liability related to this transaction is recorded as of December 31, 2009 as all underlying instruments have been converted into common stock.

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

On May 7, 2009, we entered into an agreement with an institutional investor, wherein we agreed to sell to the investor, for the sum of $1,182,500, six-month non-convertible original issue discount notes with principal amounts totaling $1,330,313 (the “May Notes”). The agreement provided that if we raised over $1.33 million while the May Notes were outstanding, the first $1,330,313 must be used to repay the May Notes. Additionally, in connection with the May Notes issued pursuant to the agreement, the investor received five-year warrants to purchase 750,000 shares and 350,000 shares of our common stock, with exercise prices of $1.00 per share and $1.50 per share, respectively, (Class C and D warrants, respectively) subject to certain anti-dilution provisions. Chardan Capital Markets, LLC, our placement agent for the transaction, was issued 135,000 Class C warrants and 65,000 Class D warrants. These warrants are subject to certain anti-dilution right for issuance below the exercise prices and are not registered and cannot be traded. We have determined that the warrant provisions providing for protection for issuances below the warrant exercise prices could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. Therefore we have determined that the warrants issued in connection with this financing to be a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the warrants on May 7, 2009 was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.05%; no dividend yield; volatility of 96.7%. The resulting derivative liability was approximately $1,841,100 of which $1,558,000 was recorded as interest expense and $283,000 was recorded as general and administrative expense on the consolidated statements of operations for the year ended December 31, 2009. The liability was revalued as of December 31, 2009 using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6%, resulting in a revalued liability of approximately $563,517 and a derivative gain of approximately $590,561. The gain is included on the consolidated statements of operations for the year ended December 31, 2009. Based on the price protection provisions described above and as a result of the July 15, 2009 transaction that is described below, all Class D warrants were re-priced at a $1.02.

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

On May 26, 2009, we entered into an amended agreement with the same four institutional investors, discussed in the prior paragraph, pursuant to which the warrants exercisable at $1.40 per share were exercised in full for aggregate proceeds of $2.1 million. Pursuant to such amended agreement, we agreed to issue to these investors in the aggregate Class E warrants to purchase an additional 1,500,000 shares of our common stock at an exercise price of $1.63 per share. We may redeem these warrants at any time after our common stock has closed at or above $2.42 for five consecutive trading days. The Class E warrants expire on May 27, 2014. We made the offering and sale of these warrants and the shares underlying the warrants pursuant to a shelf registration statement.

On July 15, 2009, we sold 1,961,000 shares of common stock at $1.02 per share under our shelf registration statement for an aggregate of $2,000,220. In addition, we issued 585,000 Class F warrants with an exercise price of $1.25 per share. The Class F warrants have a five-year life from the date of issuance. We paid a fee of $121,948 associated with this transaction, which was charged to additional paid-in capital.

On September 8, 2009, we entered into an agreement with an institutional investor, wherein we agreed to sell to the investor, for the sum of $1,400,000, six-month convertible original issue discount notes with principal amounts totaling $1,540,000 (the “September Notes”). The agreement provided that if we raised over $1.54 million while the September Notes were outstanding, the first $1,540,000 must be used to repay the September Notes. The September Notes were repaid from our October 2009 public offering. Additionally, in connection with the September Notes issued pursuant to the agreement, the investor received a five-year warrant to purchase 2,500,000 shares of our common stock, with an exercise price of $1.25 per share, subject to certain anti-dilution rights for issuances below such exercise price; provided that absent shareholder approval, the exercise price may not be reduced to less than $1.08 per share. These warrants are not registered and cannot be traded. We have determined that the warrant provisions providing for issuances below the warrant exercise price could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. We have determined that the warrants issued in connection with this financing are a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the derivative liability was determined at September 8, 2009 using a Black-Scholes model and the following assumptions; risk-free interest rate of 2.38%; no dividend yield; volatility of 94.3%. The resulting liability of approximately $1,987,000 was recorded as a discount on the Note to the extent of the Note balance of $1.4 million, and is being amortized over the six month note term, and the remaining approximately $587,000 was recorded as interest expense on the consolidated statements of operations in the year ending December 31, 2009. The derivative liability was revalued as of December 31, 2009 using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6%, resulting in a revalued liability of approximately $1,063,200. The derivative gain of $923,800 is recorded on the consolidated statement of operations for the year ended December 31, 2009.

On October 20, 2009 we closed a secondary public offering of 17,250,000 units priced at $1.06 per unit and which included the 2,250,000 units that reflect the exercise in full of the underwriters’ over-allotment option. Each unit consists of one share of common stock and one newly created Class H warrant, with each Class H warrant exercisable for one share of common stock at an exercise price of $1.30 per share. The warrants became exercisable on December 14, 2009, and will expire on October 14, 2014. We received approximately $16.4 million in net proceeds, after deducting the underwriting discounts and commissions and other estimated offering expenses. We plan to use such proceeds for further development and execution of the Company’s sales and marketing plan, strategic growth initiatives, other general corporate purposes, and to repay the six-month note the Company issued in September 2009 in the principal amount of $1,540,000.

Sales and Marketing

Throughout 2009, we have worked to further develop and execute our sales, marketing and distribution plan and have dedicated a portion of the net proceeds of the October 2009 offering to further this goal. Since the closing of our October 2009 offering, we have hired 8 sales representatives, including a Director of Sales, who together bring to Converted Organics a combined 130 years of sales experience. By hiring additional sales representatives we believe we have created a network of highly qualified experts who are strategically positioned throughout the United States to proactively leverage sales in all of our critical markets. Also, in the fourth quarter 2009 we signed an agreement with Crossbow Group, Inc., an advertising agency, to develop high impact advertising and marketing communications programs targeted to the retail lawn and garden, agriculture, professional lawn care and golf course markets. We believe this advertising program will generate qualified sales leads, expand the number of distributors of our products in the agriculture market, increase our bulk sales to professional lawn care companies and increase sales of our liquid products to golf course distributors and golf courses.

Acquisitions

We are actively investigating businesses suitable for acquisition targets or joint venture partners to help facilitate the growth of our business. Since our October 2009 secondary offering, we have been investigating acquisition candidates that share our eco-friendly, green business model. The acquisition candidates that most appeal to us are those that share business objectives based upon innovative environmentally sustainable models, have a need for additional capital which we could help raise or provide, and have a strong management team.

In March 2010, we entered into a license agreement with Heartland Technology Partners (“HTP”) under which we were granted an exclusive, irrevocable license for the use of HTP’s waste water processing technology. In addition, we have hired a senior executive in the waste water processing industry and have begun to develop plans to establish this line of business.

Future Development

We have developed smaller capacity operating units, namely the Scalable Modular AeRobic Technology (SMART) units that are suitable for processing 5 to 50 tons of waste per day, depending on owner/user preference. The semi-portable units are capable of operating indoors or outdoors and may be as sophisticated or as basic in design and function as the owner/user requires. The SMART units will be delivered to jobsites in pre-assembled, pre-tested components, and will include a license to use the HTLC technology. Our target market is users who seek to address waste problems on a smaller scale than would be addressed by a large processing facility. Our plan contemplates that purchasers of the SMART units would receive tip fees for accepting waste and would sell fertilizer and soil amendment products in the markets where their units operate. We plan to market and sell the SMART units in both the United States and abroad.

We have also begun the development of a licensing program, under which we will license to third parties, the right to use our proprietary technology. The licensing program consists of a know-how license, which could be complemented with SMART unit sales so that any individual or entity buying a SMART unit would also receive a license agreement to use our technology. We are working to patent our process and technology and anticipate that we will expand upon the licensing program when the necessary patent registrations are achieved. We are currently in negotiations with MassOrganics I, LLC (“MassOrganics I”) regarding the use of Converted Organics’ proprietary technology for the manufacture of organic fertilizer products. On January 25, 2010, we signed a memorandum of understanding under which MassOrganics I would install and operate the system at a new manufacturing facility to be constructed at The Sutton Commerce Park in Sutton, Massachusetts. MassOrganics I has agreed to enter into a licensing agreement under which MassOrganics I will pay a licensing fee to Converted Organics.

Our long-term strategic plan calls for the development and construction of facilities in addition to our Gonzales and Woodbridge facilities. In connection with this plan, we have already done preliminary work aimed at establishing facilities in Rhode Island and Massachusetts. In Rhode Island, the Rhode Island Industrial Facilities Corporation gave initial approval to our Revenue Bond Financing Application for up to $15.0 million for the construction of our proposed Rhode Island facility. On September 1, 2008, we entered into a lease with Rhode Island Resource Recovery Corporation (RIRRC) for nine acres of land in the newly created Lakeside Commerce Industrial Park in Johnston, Rhode Island. We previously filed an application with the Rhode Island Department of Environmental Management for the operation of a Putrescible Waste Recycling Center at that site. As part of our efforts to establish a Rhode Island facility, we have established Converted Organics of Rhode Island, LLC, of which we are 92.5% owners. The non-controlling interest is owned by a local businessman who has assisted us with the process of developing a Rhode Island facility To facilitate the development of Converted Organics of Rhode Island, LLC, on February 25, 2010 we signed a letter of intent with the same individual to sell substantially all of the assets and a limited select amount of liabilities of Converted Organics of RI, a transaction that would include the assignment of our lease with RIRRC. In Massachusetts, we have performed initial development work in connection with construction of three manufacturing facilities to serve the eastern Massachusetts market. Two of our proposals to develop facilities are currently under review by the property owners. The third proposal has evolved into the MassOrgnaics I transaction described in the paragraph above. The Massachusetts Strategic Envirotechnology Partnership Program has completed a review of our technology.

Trends and Uncertainties Affecting our Operations

We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. Furthermore our plan calls for raising additional debt and/or equity financing to construct additional operating facilities. Currently there has been a slowdown in lending in both the equity and bond markets which may hinder our ability to raise the required funds.

Liquidity and Capital Resources

At December 31, 2009, we had total current assets of approximately $12.6 million consisting primarily of cash and cash equivalents, restricted cash, inventories and prepaid assets, and had current liabilities of approximately $6.2 million, consisting primarily of term notes payable, accounts payable and accrued expenses leaving us with working capital of approximately $6.4 million. Non-current assets totaled approximately $22.6 million and consisted primarily of deposits, property and equipment and intangible assets. Non-current liabilities consist primarily of derivative liabilities, notes payable and bonds payable totaling approximately $20.1 million at December 31, 2009. We have an accumulated deficit at December 31, 2009 of approximately $50 million. Owners’ equity at December 31, 2009 was approximately $8.8 million. For 2009, we generated revenues from operations of approximately $2.6 million. During 2008, we generated revenues from operations of approximately $1.5 million.

Our plan to become cash flow positive before depleting our available cash is as follows:

We currently have manufacturing capabilities in our Woodbridge and Gonzales facilities as a means to generate revenues and cash, although at the present time, due to design and construction issues with our digesters discussed in “Background Introduction — Woodbridge Facility” above, only the Gonzales facility has the current capacity to generate positive cash flow from operations. In addition we have begun to sell a poultry litter-based organic fertilizer product which is produced for us by a third party supplier. Sales of this product began in 2010; we generate a positive operating margin and we anticipate positive cash flow from the sales of this product. Our estimated cash requirements for 2010 on a monthly basis are approximately $400,000 at the corporate level, $500,000 for Woodbridge and $200,000 for Gonzales. The monthly cash requirement for corporate has increased from the previously reported requirements due to increased sales and marketing efforts along with higher insurance and public company expenses. Currently our cash requirement leaves us with a cash shortfall of approximately $900,000 per month. We estimate that at the current production capacity at Woodbridge and Gonzales, we could provide enough product to achieve additional revenues of $600,000 to $750,000 per month, which would not provide sufficient cash flow to cover our cash requirements. Our plan to achieve positive cash flow is to increase production capacity at our Woodbridge facility and to increase sales levels of all product that we either manufacture ourselves or purchase from an outside supplier, including the poultry litter-based organic fertilizer product. If we are unable to increase production capacity or sales levels or if expenses exceed anticipated amounts then we will need to seek additional financing in order to cover our cash shortfall.

During the first half of 2009, we reduced the entire $4.5 million convertible debenture balance from our January 24, 2008 financing by converting the balance into shares of our common stock. In addition, during the first quarter of 2009, the holders of the New Jersey Economic Development Authority bonds released $2.0 million of escrowed funds for us to use and we obtained $1.3 million of secured debt financing. We raised another $4.2 million in capital through the issuance of common stock and the exercise of warrants. In September 2009, we raised $1.4 million by the issuance of a convertible note in principal amount of $1.54 million, which included an original issue discount of 10%, and the issuance of warrants to purchase 2,500,000 shares of common stock at an exercise price of $1.25 per share. In addition, we have a shelf registration statement which would allow us to sell securities into the market to raise additional financing. On October 20, 2009, we raised approximately $16.4 million after expenses through a secondary public offering of 17,250,000 units. The units were priced at $1.06 and each is composed of one share of the Company’s common stock and one newly created Class H Warrant. As discussed above, we are using the proceeds from the debt and equity offerings we completed during the year to fund strategic growth initiatives, for general corporate purposes, to repay the $1.54 million loan discussed above, to provide working capital and to further the development and execution of the Company’s sales and marketing plan.

We believe the funds received through our secondary public offering will be sufficient to operate our current business until we are cash flow positive assuming we achieve our desired production capacity and sales levels and assuming we do not encounter additional costs or expenses, either unforeseen or through any proposed mergers and/or acquisitions. To reach our desired production capacity we would have to add additional capacity of at least three HTLC digesters at our Woodbridge facility for a total cost of approximately $650,000. We plan to add additional capacity at the Woodbridge facility as product demand and product sales from this facility increase. If we do not achieve our desired production capacity or sales levels or if we encounter unforeseen costs or expenses (including costs or expenses required to complete future acquisitions), we may require additional financing for which we have no commitments. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. Moreover, we are not permitted to borrow any future funds unless we obtain the consent of the holders of the New Jersey Economic Development Authority bonds. We have obtained such consent for prior financing, but there is no guarantee that we can obtain such consent in the future.

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

Delivery of the product has occurred;

The sales price is fixed or determinable; and

Collectability is reasonably assured.

In those cases where all four criteria are not met, the Company defers recognition of revenue until the period these criteria are satisfied. Revenue is generally recognized upon shipment of product.

Share-Based Compensation

We account for equity instruments exchanged for services in accordance with ASC Section 718 regarding share-based compensation. Under the provisions Section 718, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period. Estimates and judgments used in the preparation of our consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as the results of our operations and other economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

Long-Lived Assets

We account for our long-lived assets (excluding goodwill) in accordance with ASC Section 360 which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as technological changes or significantly increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using a discounted cash flow model. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.

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

Capitalization of Interest Costs

We have capitalized interest costs, net of certain interest income, in accordance with ASC Section 835 related to our New Jersey Economic Development Authority Bonds of approximately $1.1 million as of December 31, 2009 and 2008. Interest costs capitalized during the construction phase are included in construction in progress on the consolidated balance sheets net of amortization.

Construction-in-Progress

Construction-in-progress includes amounts incurred for construction costs and equipment purchases for items still under construction related to the upgrade of our Gonzales facility. Construction-in-progress for 2008 also includes amounts incurred for construction costs and equipment purchases related to the Woodbridge facility.

Restricted Cash

As of December 31, 2009, we had remaining approximately $613,000 of restricted cash as required by our bond agreement. A portion of this cash was raised in our initial public offering and bond financing, both of which closed in February 2007, and a portion has been funded by us pursuant to our obligations under the bond agreement. We placed in escrow approximately $30,000 to fund the bond interest payment paid on February 1, 2010. The remaining $583,000 is set aside in reserve for bond interest and principal payments along with a reserve for lease payments. We have classified this restricted cash as non-current to the extent that such funds are to be used to acquire non-current assets or are to be used to service non-current liabilities. Third party trustee approval is required for disbursement of all restricted funds.

Fair Value of Financial Instruments

On January 1, 2008, we adopted FASB ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FASB ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances. The adoption of FASB ASC 820 did not have a material effect on the carrying values of our assets.

FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Income Taxes

We consider the valuation allowance for the deferred tax assets to be a significant accounting estimate. In applying the FASB ASC 740, management estimates future taxable income from operations and tax planning strategies in determining if it is more likely than not that we will realize the benefits of our deferred tax assets. Management believes the Company does not have any uncertain tax positions.

Results of Operations

For the year ended December 31, 2009 we had an after tax net loss of $21.1 million compared to $16.2 million for the year ended December 31, 2008. The increase in the net loss of $4.9 million is made up of the following favorable and (unfavorable) major components, with further explanation and details following the chart:

$1.1 million	Increase in sales
$(4.9) million	Increase in Cost of Goods sold
$(0.8) million	Increase in G&A Expenses
$(.3) million	Increase in R&D Expenses
$(0.4) million	Increase in Depreciation & Amortization
$(3.9) million	Impairment Loss on Long term Assets
$5.8 million	Derivative gains
$(1.1) million	Increase in Interest Expense
$(0.4) million	All other
$4.9 million	Total Increase in Net Loss

During the year ended December, 2009, we had sales of approximately $2.6 million compared to $1.5 million for the same period in 2008. The $1.1 million increase in composed of a $600,000 increase in sales from our Gonzales facility and a $500,000 increase in sales from our Woodbridge facility. Gonzales sales for the year ended December 31, 2009 were $2.1 million and Woodbridge sales were $500,000.

During 2009 we had cost of goods sold of approximately $6.9 million compared to $2 million cost of goods sold for the same period in 2008. Of the $4.9 million increase in cost of good, $4.7 million is related to our Woodbridge facility and $166,000 is related to our Gonzales facility. The $4.7 million increase at Woodbridge reflects a full year of operation compared to a partial year in 2008. The major components of cost of goods in Woodbridge are labor of $1.4 million, utilities and sewer costs of $1.1 million, rent of $800,000, packaging and raw materials of $1.1 million and maintenance and supplies of $500,000. We feel that many of these costs (except rent) were higher than we expect in the future during our first full year of operations due to the start up nature of the facility and we expect these costs to be lower in the future. Similar to what occurred with the Gonzales facility, as sales from the Woodbridge facility increase, we expect that we will add variable costs for raw materials but that the current level of fixed costs will not increase proportionally. At the Gonzales facility sales increased by $600,000 however, the cost of sales increased by $300,000 which generated a 50% margin on the incremental activity. When considering together our sales and cost of sales at the Woodbridge and Gonzales facilities, we generated $38,000 of positive gross margin from Gonzales and negative $4.3 million of gross margin from Woodbridge for the year ended December 31, 2009.

We incurred General and Administrative expenses of approximately $10.0 million and $9.3 million for the years ended December 31, 2009 and 2008, respectively. The approximately $700,000 increase in general and administrative expenses from 2008 to 2009 is composed of increases related to the New Jersey facility of $400,000 in odor related penalties and $200,000 in legal expenses associated with odor issues; increases of $750,000 at the corporate level related to additional personnel, benefits and occupancy expenses; increased professional fees of approximately $1,100,000 (due mainly to costs associated with our various financing activities) and increased marketing costs of $250,000. This is offset by a decrease at the corporate level of $2.0 million in non cash compensation expense related to the issuance of stock options.

We incurred Research and Development costs of $637,000 and $375,000 for the years ended December 31, 2009 and 2008, respectively. A major part of the increase of $262,000 is related to the impairment of a deposit on a second license of $139,000 as we have determined that we will not use this license for future plant development.

During 2009 we incurred a loss on impairment of long term assets of $3.9 million due to the write down of equipment (specifically the corrosions in our IBR digester tanks) at our Woodbridge facility. For more information please see the section “Our Woodbridge Facility” on page 3.

During 2009 we recognized derivative gains of $5.8 million due to certain our issuances of financial instruments. This item is a non cash gain and did not contribute cash to our operations.

Interest expense for the years ended December 31, 2009 and 2008 was $6.9 and $5.8 million, respectively. The components of interest expense for the period ended December 31, 2009 are: (i) recognition of $562,000 of interest expense associated with the extension of the convertible debentures issued in January 2008, which became due in January 2009 and which were extended until July 2009 (200,000 shares of common stock were issued in connection with such extension), (ii) recognition of approximately $660,000 of interest expense associated with the issuance of warrants in connection with the March 6, 2009 financing arrangement with the holders of our bonds, and approximately $800,000 of interest expense associated with the issuances of warrants related to the short-term non-convertible notes, (iii) recognition of $1,400,000 in interest expense on our NJ EDA bonds, and approximately $279,000 on our other various borrowings, and (iv) recognition of approximately $3.2 million in amortization of discounts on our financing arrangement during the year ended December 31, 2009.

Amortization of other intangible assets expense was approximately $358,000 for the year ended December 31, 2009 and approximately $399,000 during the same period in 2008.

As of December 31, 2009, we had current assets of approximately $12.6 million compared to $7.2 million as of December 31, 2008. Our total assets were approximately $35.1 million as of December 31, 2009 compared to approximately $32.6 million as of December 31, 2008. The majority of the increase in current assets from December 31, 2008 to December 31, 2009 is due to the increase in cash as a result of our secondary stock offering.

As of December 31, 2009, we had current liabilities of approximately $7.9 million compared to $9.5 million at December 31, 2008. This decrease is due largely to the negotiation of term notes with our construction vendors which moved some of that liability from current to non-current. In addition, we had long-term liabilities of approximately $18.5 million as of December 31, 2009 as compared to $18.1 million at December 31, 2008. The increase is due to the reclassification of amounts owed to construction vendors to long-term liabilities.

For the twelve months ended December 31, 2009 we had negative cash flow from operating activity of approximately $11 million, comprising loss from operations of $21 million adjusted for certain non-cash items such as derivative gains, depreciation, non-cash interest expense associated with the issuance of warrants, the write-down of impaired assets, amortization of deferred financing fees and amortization of discounts on private financing, and an increase in accounts payable and accrued expenses. We also had negative cash flow from investing activities of $2.5 million, primarily related to construction at the New Jersey facility, offset by the release of restricted cash set aside for that purpose. The negative cash flow from both operating and investing activities was offset by approximately $20.7 million in positive cash flow from financing activities comprising proceeds from our various debt and equity transactions.

For the twelve months ended December 31, 2008 we had negative cash flow from operating activity of approximately.$7.3 million, comprising loss from operations of $16 million, adjusted for certain non-cash items such as recognition of expense associated with the beneficial conversion features of our debt, amortization of discounts attributable to warrant transactions, and an increase in accounts payable and accrued expenses. We had negative cash flow from investing activities of $4.7 million, primarily related to construction of the New Jersey facility, offset by the release of restricted cash set aside for that purpose. The negative cash flow from both operating and investing activities was offset by the approximately $15 million in positive cash flow from our debt and equity financing transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	Financial Statements and Supplementary Data

CONVERTED ORGANICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Converted Organics Inc.

We have audited the accompanying consolidated balance sheets of Converted Organics Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in owners’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Converted Organics Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  CCR LLP
Glastonbury, Connecticut
March 30, 2010

CONVERTED ORGANICS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,708,807	$3,357,940
Restricted cash	583,393	2,547,557
Accounts receivable, net	140,657	313,650
Inventories	448,748	289,730
Prepaid rent	600,684	389,930
Other prepaid expenses	102,442	73,937
Deposits	—	141,423
Other receivables	—	94,250
Deferred financing and issuance costs, net	—	22,042

Total current assets	12,584,731	7,230,459

Deposits	780,686	912,054
Restricted cash	29,769	60,563
Property and equipment, net	18,626,910	19,725,146
Construction-in-progress	311,015	974,900
Capitalized bond costs, net	814,341	862,010
Intangible assets, net	1,995,619	2,852,876

Total assets	$35,143,071	$32,618,008

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Term notes payable — current	$2,274,413	$89,170
Accounts payable	1,789,332	3,583,030
Accrued compensation, officers, directors and consultants	769,056	430,748
Accrued legal and other expenses	406,403	164,620
Accrued interest	618,526	601,166
Convertible notes payable, net of unamortized discount	355,164	4,602,660
Capital lease obligations — current	12,833	—
Mortgage payable	—	3,006

Total current liabilities	6,225,727	9,474,400

Capital lease obligation, net of current portion	27,742	—
Term notes payable, net of current portion	973,339	—
Mortgage payable, net of current portion	—	245,160
Derivative liabilities	1,626,742	—
Convertible note payable, net of current portion	17,767	351,516
Bonds payable	17,500,000	17,500,000

Total liabilities	26,371,317	27,571,076

COMMITMENTS AND CONTINGENCIES	—	—
OWNERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 75,000,000 shares at December 31, 2009 and 40,000,000 at December 31, 2008	3,777	743
Additional paid-in capital	58,660,042	31,031,647
Member’s equity	—	619,657
Accumulated deficit	(49,892,065)	(26,605,115)

Total owners’ equity	8,771,754	5,046,932

Total liabilities and owners’ equity	$35,143,071	$32,618,008

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2009	2008

Revenues	$2,633,782	$1,547,981
Cost of good sold	6,914,857	1,981,084

Gross loss	(4,281,075)	(433,103)
Operating expenses
General and administrative expenses	10,049,830	9,298,744
Research and development	637,142	375,267
Depreciation expense	723,846	11,232
Amortization of capitalized costs	357,718	399,269
Amortization of license	16,500	263,387

Loss from operations	(16,066,111)	(10,781,002)

Other income/(expenses)
Interest income	24,097	290,125
Loss on impairment of long-term assets	(3,928,129)	—
Derivative gain	5,766,035	—
Other income	68,995	146,677
Interest expense	(6,970,675)	(5,834,898)

	(5,039,677)	(5,398,096)

Loss before provision for income taxes	(21,105,788)	(16,179,098)
Provision for income taxes	—	—

Net loss	$(21,105,788)	$(16,179,098)

Net loss per share, basic and diluted	$(1.08)	$(2.70)

Weighted average common shares outstanding	19,569,853	5,982,569

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY (DEFICIT)
Years Ended December 31, 2009 and 2008

	Common Stock					Total
	Shares Issued		Additional			Owners’
	and		Paid-in	Member’s	Accumulated	Equity
	Outstanding	Amount	Capital	Equity	Deficit	(Deficit)

Balance, January 1, 2008	4,229,898	$423	$12,460,357	$—	$(10,374,425)	$2,086,355
Consolidation of variable interest entity	—	—	—	23,965	—	23,965
Common stock issued upon exercise of warrants	1,780,506	178	11,435,476	—	—	11,435,654
Common stock issued upon exercise of options	143,000	14	536,236	—	—	536,250
Common stock issued for services rendered	45,480	5	212,614	—	—	212,619
Warrants issued in connection with financings, net of cancellations	—	—	1,113,750	—	—	1,113,750
Beneficial conversion features on convertible notes	—	—	2,943,386	—	—	2,943,386
Stock dividends	1,232,552	123	(123)	—	—	—
Issuance of stock options	—	—	2,329,951	—	—	2,329,951
Member’s contributions	—	—	—	544,100	—	544,100
Net income (loss)	—	—	—	51,592	(16,230,690)	(16,179,098)

Balance, January 1, 2009, before cumulative effect of change in accounting principle	7,431,436	743	31,031,647	619,657	(26,605,115)	5,046,932
Cumulative effect of change in accounting principle	—	—	(2,936,250)	—	(2,146,858)	(5,083,108)

Balance, January 1, 2009, after cumulative effect of change in accounting principle	7,431,436	743	28,095,397	619,657	(28,751,973)	(36,176)
Member’s contributions	—	—	—	915,651	—	915,651
Member’s distributions	—	—	—	(201,630)	—	(201,630)
Deconsolidation of former variable interest entity	—	—	—	(1,367,982)	—	(1,367,982)
Common stock issued to holders of convertible notes payable in connection with extension	200,000	20	561,980	—	—	562,000
Common stock issued upon conversion of convertible notes payable and accrued interest	7,779,644	778	6,419,473	—	—	6,420,251
Common stock issued as compensation	151,528	15	139,198	—	—	139,213
Warrants issued in connection with release of restricted cash	—	—	662,479	—	—	662,479
Issuance of stock options	—	—	222,064	—	—	222,064
Common stock issued upon exercise of warrants	1,500,000	150	1,964,850	—	—	1,965,000
Issuance of common stock	20,711,600	2,071	20,594,601	—	—	20,596,672
Net income (loss)	—	—	—	34,304	(21,140,092)	(21,105,788)

Balance, December 31, 2009	37,774,208	$3,777	$58,660,042	$—	$(49,892,065)	$8,771,754

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,105,788)	$(16,179,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset — license	16,500	16,500
Amortization of capitalized bond costs	47,669	47,669
Amortization of deferred financing fees	22,042	331,600
Amortization of intangible assets	288,007	246,887
Depreciation of fixed assets	2,155,994	411,843
Beneficial conversion feature	230,492	2,712,009
Amortization of discounts on private financings	2,870,313	1,563,750
Non-cash interest expense — private financings	1,245,186	—
Common stock issued for extension of convertible note payable	562,000	—
Common stock issued as compensation	139,213	212,619
Stock option compensation expense	222,064	2,329,951
Forgiveness of debt and accrued interest	—	(146,677)
Loss on impairment of long-term assets	3,928,129
Loss on sale of fixed asset	—	176
Warrants issued in connection with release of restricted cash	662,479	—
Derivative gain	(5,766,035)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	100,784	(284,948)
Inventory	(159,018)	(278,616)
Prepaid expenses and other current assets	(239,261)	(242,983)
Other assets	94,250	(38,800)
Deposits	281,792	(507,500)
Increase (decrease) in:
Accounts payable and other accrued expenses	3,111,634	2,425,206
Accrued compensation — officers, directors and consultants	338,308	32,967
Accrued interest	188,764	(8,048)
Other	(53,955)	25,000

Net cash used in operating activities	(10,818,437)	(7,330,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	1,994,958	11,988,292
Cash paid for acquisitions	—	(1,500,000)
Purchase of fixed assets	(3,830,264)	(14,233,823)
Proceeds from sale of fixed assets	—	24,000
Capitalized interest	—	(72,438)
Construction costs	(93,451)	(902,462)
Consolidation of variable interest entity	—	6,164
Deconsolidation of variable interest entity	(596,170)	—

Net cash used in investing activities	(2,524,927)	(4,690,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Member’s contributions	230,983	544,100
Member’s distributions	(201,630)	—
Net proceeds from exercise of options	—	536,250
Net proceeds from exercise of warrants	1,965,000	11,435,654
Net proceeds from stock offering	20,596,672	—
Net proceeds from nonconvertible short-term note	1,182,500	—
Net proceeds from convertible short-term note	1,400,000	—
Repayment of nonconvertible short-term note	(1,330,313)	—
Repayment of convertible short-term note	(1,540,000)	—
Proceeds from private financing, net of original issue discount	—	3,715,000
Repayment of demand notes	—	(69,600)
Repayment of capital lease obligations	(12,403)	—
Repayment of term notes	(1,568,752)	(250,000)
Repayment of term note issued for acquisition	(26,883)	(814,447)
Repayment of mortgage payable	(943)	(6,124)

Net cash provided by financing activities	20,694,231	15,090,833

NET (DECREASE) INCREASE IN CASH	7,350,867	3,070,073
CASH AND CASH EQUIVALENTS, beginning of period	3,357,940	287,867

CASH AND CASH EQUIVALENTS, end of period	$10,708,807	$3,357,940

Supplemental cash flow information:
Cash paid during the period in:
Interest	$1,665,990	$1,722,863
Non-cash financing activities:
Financing costs paid from proceeds of private financing	$—	$335,000
Equipment acquired through assumption of capital lease	52,979	—
Equipment acquired through assumption of term note	118,250	—
Common stock issued upon conversion of convertible notes payable and accrued interest	6,420,251	—
Beneficial conversion discount on convertible note	—	2,943,386
Fair value of derivatives issued	3,827,686	—
Discount on warrants issued in connection with financings	2,870,313	1,113,750
Member’s contribution of convertible note	684,668	—
Conversion of accounts payable into term notes	4,663,039	—

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	NATURE OF OPERATIONS

Converted Organics Inc. (the “Company”) uses food and other waste as a raw material to manufacture, sell and distribute all-natural fertilizer products with nutrition characteristics and which have been shown to support disease suppression. The Company generates revenues from two sources: product sales and tip fees. Product sales revenue comes from the sale of our fertilizer products. Tip fee revenue is derived from waste haulers who pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors, and hospitality venues such as hotels, restaurants, convention centers and airports.

Converted Organics of California, LLC (the “Gonzales facility”), a California limited liability company and wholly-owned subsidiary of the Company, was formed when the Company acquired the assets of United Organics Products, LLC. The Gonzales facility operates a plant in Gonzales, California, in the Salinas Valley and produces approximately 25 tons of organic fertilizer per day, which is sold primarily to the California agricultural market. The Gonzales facility employs a proprietary method called High Temperature Liquid Composting (“HTLC”). The facility has been upgraded to enable it to accept larger amounts of food waste from waste haulers and may be upgraded, depending on demand, to have the capability to produce a dry product in addition to the current liquid fertilizer it produces.

The Company’s second facility, Converted Organics of Woodbridge, LLC (the “Woodbridge facility”), is a New Jersey limited liability company and wholly owned subsidiary of the Company, which was formed for the purpose of owning, constructing and operating the Woodbridge, New Jersey facility. The Woodbridge facility is designed to service the New York-Northern New Jersey metropolitan area. The Company constructed this facility and it became partially operational in the second quarter of 2008.

Converted Organics of Rhode Island, LLC, a Rhode Island limited liability company and subsidiary of Converted Organics, was formed in July 2008 for the purpose of developing a facility at the Rhode Island central landfill. Converted Organics of Rhode Island, LLC has not had any activity since its formation (see Note 17).

NOTE 2 —	SIGNIFICANT ACCOUNTING POLICIES

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, which establishes the FASB ASC as the source of all authoritative principles and standards to be applied in the preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”). As FASB ASC is not intended to change or alter existing GAAP, it did not impact the Company’s financial statements.

In January 2009, the Company adopted FASB ASC 815-10-65, which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of FASB ASC 815-10-65 did not have a material impact on the financial statements.

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

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SIGNIFICANT ACCOUNTING POLICIES — Continued

entity following the acquisition of the net assets of United Organic Products, LLC. VLH’s assets and liabilities consist primarily of cash, land and a mortgage note payable on the land on which the California facility is located. Its operations consist of rental income on the land from the Company and related operating expenses. In 2009, the sole member of VLH contributed cash and property to VLH in a recapitalization. VLH has henceforth been sufficiently capitalized and is no longer considered to be a variable interest entity of the Company. The Company has deconsolidated VLH as a variable interest entity as of April 1, 2009.

DEVELOPMENT STAGE COMPANY

The Company was a development stage company through June 30, 2008, as defined by ASC section 915 as it had no principal operations or significant revenue. During the second quarter of 2008, the Company’s California facility was operating near capacity and recognized revenue from the sale of its product. Also during the second quarter of 2008, the tip floor of the New Jersey facility commenced operations and began to accept food waste on a limited basis. During the second half of 2008, operations increased at both facilities, and the Company exited the development stage.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers financial instruments with an original maturity date of three months or less from the date of purchase to be cash equivalents. The Company had cash equivalents of $ -0- and $534,800 at December 31, 2009 and December 31, 2008, respectively, consisting of certificates of deposit. These certificates of deposit were held by VLH.

RESTRICTED CASH

As of December 31, 2009 and 2008, the Company had remaining approximately $613,000 and $2,608,000, respectively, of cash which is restricted under its bond agreement (Note 10). A portion of this cash was raised by the Company in its initial public offering and bond financing on February 16, 2007, and a portion has been funded by the Company pursuant to its obligations under the bond agreement. The cash is set aside in three separate accounts at December 31, 2009 and 2008, consisting of $ -0- and $34,000, respectively, for the construction of the Woodbridge operating facility; $ -0- and $8,000, respectively, for the working capital requirements of the Woodbridge subsidiary while the facility is under construction; and $613,000 and $2,566,000, respectively, in reserve for bond principal and interest payments along with a reserve for lease payments. The Company has classified this restricted cash as non-current to the extent that such funds are to be used to acquire non-current assets or are to be used to service non-current liabilities. Third party trustee approval is required for disbursement of all restricted funds. During the year ended December 31, 2009, $2,000,000 of the restricted cash was made available to the Company for use other than its restricted purpose.

ACCOUNTS RECEIVABLE

Accounts receivable represents balances due from customers, net of applicable reserves for doubtful accounts. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date. At December 31, 2009 and 2008, an allowance for doubtful accounts of $81,000 and $16,000 has been established, respectively,

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SIGNIFICANT ACCOUNTING POLICIES — Continued

against certain receivables that management has identified as uncollectible. A charge of $81,000 and $16,000 is reflected in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively. The Company wrote off receivables of $16,000 and $-0- in the years ended December 31, 2009 and 2008, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined by the first in, first out method. Inventories consist primarily of raw materials, packaging materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves at December 31, 2009 or December 31, 2008.

PREPAID RENT

The Company has recorded prepaid rent on its consolidated balance sheets which represents the difference between actual lease rental payments made as of December 31, 2009 and 2008 and the straight line rent expense recorded in the Company’s consolidated statements of operations for the years then ended relating to the Company’s facilities in Woodbridge, New Jersey and Gonzales, California, and pre-payment of the Company’s monthly rent of its Boston headquarters.

DEFERRED FINANCING COSTS

The Company’s deferred financing costs include deferred financing and issuance costs and capitalized bond costs which are amortized over the term of the associated debt.

DEPOSITS

The Company has made deposits during the course of normal business related to real estate leases, equipment purchases and other business transactions.

CONSTRUCTION-IN-PROGRESS

Construction-in-progress includes construction costs, equipment purchases and capitalized interest costs for assets not yet been placed in service.

INTANGIBLE ASSETS — LICENSE AND OTHER INTANGIBLES

The Company accounts for its intangible assets in accordance with ASC 250, which requires that intangible assets with finite lives, such as the Company’s license, be capitalized and amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable.

LONG-LIVED ASSETS

In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such reviews are based on a comparison of the asset’s undiscounted cash flows to the recorded carrying value of the asset. If the asset’s recorded carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, the asset is written down to its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. The Company has incurred a charge of $3.9 million on its consolidated statement of operations for the year ended December 31, 2009 related to the impairment of long-lived assets as more fully described in Note 7.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SIGNIFICANT ACCOUNTING POLICIES — Continued

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of 7 to 20 years.

DERIVATIVE INSTRUMENTS

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2009 and 2008, the Company did not have any derivative instruments that were designated as hedges.

REVENUE RECOGNITION

Revenue is recognized when all of the following criteria is met:

•	Persuasive evidence of a sales arrangement exists;

•	Delivery of the product has occurred;

•	The sales price is fixed or determinable; and

•	Collectability is reasonably assured.

In those cases where all four criteria are not met, the Company defers recognition of revenue until the period these criteria are satisfied. Revenue is generally recognized upon shipment.

SHIPPING AND HANDLING COSTS

The Company records freight billed to customers for shipment of product as revenue with an offsetting charge to cost of goods sold for freight paid on shipments to customers.

SHARE BASED COMPENSATION

The Company accounts for share based compensation paid to employees in accordance with ASC 718. Under the provisions of the guidance, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company accounts for share based compensation issued to non-employees in accordance with ASC 505. Under the provisions of the guidance, such compensation is measured at the grant date, based on the fair value of the equity instruments issued and is recognized as an expense over the requisite service period.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include the costs of engineering, design, feasibility studies, outside services, personnel and other costs incurred in development of the Company’s manufacturing facilities. All such costs are charged to expense as incurred.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SIGNIFICANT ACCOUNTING POLICIES — Continued

INCOME TAXES

The Company accounts for income taxes following the asset and liability method in accordance with ASC 740. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. See Note 13 for additional information.

FAIR VALUE MEASUREMENTS

The Company applies ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirely requires judgment, and considers factors specific to the asset or liability.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the Company’s diluted income (loss) per share was antidilutive and, as such, basic and diluted earnings (loss) per share are the same for each of the years ended December 31, 2009 and 2008.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2 —	SIGNIFICANT ACCOUNTING POLICIES — Continued

PROFIT SHARING PLAN

In November 2007, the Company adopted a 401(k) plan for its employees. The plan allows for employees to have a pretax deduction of up to 15% of pay set aside for retirement. The plan also allows for a Company match and profit sharing contribution. As of December 31, 2009 and 2008, the Company has not provided a match of employee contributions nor did the Company contribute a profit sharing amount to the plan.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

SEGMENT REPORTING

The Company has no reportable segments as defined by ASC 280.

NOTE 3 —	ACQUISITIONS

On January 24, 2008, the Company acquired the assets, including the intellectual property, of Waste Recovery Industries, LLC of Paso Robles, CA. This acquisition allows the Company to be the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting system, which processes various biodegradable waste products into liquid and solid organic-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short term note that matured on May 1, 2008 and was repaid on that date. Interest on that note was payable monthly. In addition, the purchase price provides for future contingent payments of $5,500 per ton of capacity, when and if additional tons of waste-processing capacity are added to the Company’s existing current or planned capacity, using the acquired technology. As of December 31, 2009, no such payments were required under the terms of the agreement.

In addition, Waste Recovery Industries, LLC (“WRI”) had begun discussion with a third party (prior to the Company acquiring it) to explore the possibility of building a facility to convert fish waste into organic fertilizer using the HTLC technology. The Company has completed those negotiations and has entered into an agreement with Pacific Choice Seafoods whereby the Company will be required to pay 50% of the Company’s profits (as defined) to the former owner, that are earned from the facility. The contingent profit-sharing payments under this agreement will be accounted for as expenses of the appropriate period, in accordance with ASC Section 805. If the Company becomes obligated to make certain technology payments under its purchase agreement with WRI, the Company estimated that no such payments were payable in the twelve months following the acquisition. Payments, if any, after that will be expensed as incurred. The maximum payment due under these arrangements is $7,000,000, with no minimum. As of December 31, 2009, no such payments were required under the terms of this arrangement.

On January 24, 2008, Converted Organics of California, LLC acquired the net assets of United Organic Products, LLC of Gonzales, CA (“UOP”). With this acquisition, the Company acquired a liquid fertilizer product line, as well as a production facility that services a West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for the Company immediately upon acquisition. The purchase price of $2,500,000 was paid in cash of $1,500,000 and a note payable of $1,000,000. This note matures on February 1, 2011, has an interest rate of 7%, payable monthly in arrears and is convertible to common stock six months after the acquisition date for a price equal to the five-day average closing price of the stock on Nasdaq for the five days preceding conversion. During 2009, the Company issued to the shareholder 281,500 shares of common stock in payment of interest and principal amounting to approximately $316,000.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	ACQUISITIONS — Continued

The acquisitions have been accounted for using the purchase method of accounting. Accordingly, the net assets have been recorded at their estimated fair values, and operating results have been included in the Company’s consolidated financial statements from the date of acquisition.

The allocation of the purchase price is as follows:

Inventories	$11,114
Accounts receivable	28,702
Technological know-how	271,812
Trade name	228,188
Existing customer relationships	2,030,513
Building	111,584
Equipment and machinery	543,000
Assumption of liabilities	(224,913)

Total	$3,000,000

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

Year ended
December 31, 2008

Revenues (in thousands)	$1,548
Net loss (in thousands)	(16,232)
Net loss per share — basic and diluted	(2.71)
Current assets (in thousands)	7,230
Total assets (in thousands)	32,618
Current liabilities (in thousands)	(9,474)
Total liabilities (in thousands)	(27,571)
Total equity (deficit) (in thousands)	5,047

NOTE 4 —	FAIR VALUE MEASUREMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to a concentration of credit risk are cash, including restricted cash, and accounts receivable. Currently, the Company maintains its cash accounts with balances in excess of the federally insured limits. The Company mitigates this risk by selecting high quality financial

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	FAIR VALUE MEASUREMENTS — Continued

institutions to hold such cash deposits. At December 31, 2009 and 2008, the Company’s cash balances on deposit exceeded federal depository insurance limits by approximately $ -0- and $5,812,000.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make such payments, additional allowances may be required. An increase in allowances for customer non-payment would increase the Company’s expenses during the period in which such allowances are made. Based upon the Company’s knowledge at December 31, 2009 and 2008, a reserve for doubtful accounts was recorded of approximately $81,000 and $16,000, respectively.

FAIR VALUE OF FINANCIAL MEASUREMENTS

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2009, aggregated by the level in the fair value hierarchy within which these measurements fall were as follows:

	Observable	Balance
	Inputs	December 31, 2009

Derivative liabilities	Level 3	$(1,626,742)
Long-term impaired assets	Level 3	-0-

The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the year ended December 31, 2009:

Balance as of December 31, 2008	$—
Cumulative effect of change in accounting principle	(5,083,108)
Settlements	1,518,017
Issuances	(3,827,686)
Net gains	5,766,035

Balance as of December 31, 2009	$(1,626,742)

The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, which carrying amounts approximate fair value.

NOTE 5 —	INVENTORIES

The Company’s inventories consisted of the following at December 31:

	2009	2008

Finished goods	$252,860	$214,053
Raw materials	151,701	18,785
Packaging materials	44,187	56,892

Total inventories	$448,748	$289,730

NOTE 6 — CONSTRUCTION-IN-PROGRESS

The Company constructed an operating facility in Woodbridge, New Jersey. Construction commenced in February, 2007 and was substantially completed as of December 31, 2008. A portion of the funds for construction of this plant came from the issuance of New Jersey Economic Development Bonds on February 16, 2007 and a condition of this bond offering was that the Company place in trust approximately $14 million to be used for plant construction and associated equipment purchases. At the end of the second quarter of 2008, portions of the

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — CONSTRUCTION-IN-PROGRESS — Continued

Woodbridge facility became operational and certain fixed assets were placed in service. During the remainder of 2008, approximately $19 million in assets were transferred from construction-in-progress to leasehold improvements and machinery and equipment accounts and depreciation commenced on those assets placed in service. Construction in progress related to the Woodbridge facility is $ -0- and $805,000 at December 31, 2009 and 2008, respectively.

During the years ended December 31, 2009 and 2008, capitalized interest of approximately $600,000 and $1.1 million were allocated to assets placed in service and transferred from construction in progress to property and equipment.

The Company also has construction in progress related to the upgrade of its Gonzalez facility. Construction in progress related to the Gonzalez facility is approximately $311,000 and $170,000 at December 31, 2009 and 2008, respectively.

NOTE 7 —	PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31 consisted of the following:

	2009	2008

Land and improvements	$—	$357,692
Building and improvements	5,889,220	5,754,163
Machinery and equipment	14,588,902	13,968,134
Vehicles	42,570	42,570
Office equipment and furniture	11,228	7,837
Software	29,314	—

	20,561,234	20,130,396
Less: Accumulated depreciation and amortization	(1,934,324)	(405,250)

Property and equipment, net	$18,626,910	$19,725,146

Depreciation and amortization of property and equipment totaled $2,155,994 and $411,843 for the years ended December 31, 2009 and 2008, respectively.

In November 2009, the Company discovered corrosion in the walls of one of its 120,000 gallon digesters and determined that the corrosion was due to the manufacturing process and the unsatisfactory performance of a protective coating that was applied at the time of installation. Through subsequent ultrasound wall thickness testing it was determined that the corrosion was significant in two digesters and that the Company would not be able to use those digesters for their intended purpose in the manufacturing process and that they would have to be repaired or replaced. The Company has determined that repair of the digesters is not feasible and, as such, they would have to be replaced. Accordingly, the assets have been fully impaired as the Company has determined that they will not contribute to any future revenue stream. The consolidated statements of operations includes a charge of $3.9 million in the year ending December 31, 2009, comprising the net book value of the impaired property and equipment of $3.4 million and the related intellectual property (see Note 9).

NOTE 8 —	DEFERRED AND CAPITALIZED COSTS

DEFERRED FINANCING AND OFFERING COSTS

In connection with its repayment of bridge notes in 2007, the Company paid to the bridge lender a letter of credit fee of $27,375. The fee has been recorded as a deferred financing fee to be amortized over the term of the letter of credit. The letter of credit was nullified by the Company’s borrowing of funds from a private investor in

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	DEFERRED AND CAPITALIZED COSTS — Continued

January, 2008. Amortization of these deferred financing fees totaled $0 and $8,642 for the years ended December 31, 2009 and 2008, respectively.

In connection with its private financing in January of 2008, the Company incurred fees of $345,000 which were capitalized and which are being amortized over the one year term of the loan. Amortization expense associated with these fees of $22,042 and $322,958 was recorded during the years ended December 31, 2009 and 2008, respectively.

CAPITALIZED BOND COSTS

In connection with its $17.5 million bond financing on February 16, 2007, the Company has capitalized bond issuance costs of $953,375 and is amortizing those costs over the term of the bond. Amortization of capitalized bond issuance costs totaled $47,669 per year in each of the years ended December 31, 2009 and 2008. Accumulated amortization was approximately $139,000 and $91,000 at December 31, 2009 and 2008, respectively.

NOTE 9 —	INTANGIBLE ASSETS

Pursuant to a license agreement with an effective date of July 15, 2003 and amended effective February 9, 2006, by and between the Company and International Bio-Recovery Corporation (“IBRC”), the Company entered into an exclusive license to use IBRC’s Enhanced Autogenous Thermophylic Aerobic Digestion process (EATAD) technology for the design, construction and operation of facilities for the conversion of food waste into solid and liquid organic material. The license is recorded at its acquisition cost of $660,000 less accumulated amortization of $107,250 and $90,750 as of December 31, 2009 and 2008, respectively. Amortization is provided using the straight-line method over the life of the license. Amortization expense for both of the years ended December 31, 2009 and 2008 was $16,500. The Company determined at December 31, 2009 that the value of this license is impaired due to corrosion of the machinery that is utilized in the technology (see Note 7), and its subsequent decision use its own technology, HTLC, to manufacture product in the Woodbridge facility, and discontinue use of the EATAD technology. Accordingly, the value of the license has been fully impaired at December 31, 2009. The consolidated statements of operations includes an expense of $552,750 in the year ended December 31, 2009 related to this charge.

The Company is obligated to pay IBRC an aggregate royalty equal to nine percent of the gross revenues from the sale of product produced by the Woodbridge facility that is manufactured using the EATAD technology. The Company began to pay royalties during the first quarter of 2009, as product sales commenced during that quarter. The Company was also obligated to purchase IBRC’s patented macerators and shearators as specified by or supplied by IBRC or Shearator Corporation for use at the Woodbridge facility. Such equipment was purchased, but some was never installed. The value of the machinery and equipment used in the technology has also been impaired and written down by management (see Note 7).

In addition, the Company paid a non-refundable deposit of $139,978 to IBRC in 2007 on a second plant licensing agreement, which was included in non-current deposits on the Company’s consolidated balance sheets at December 31, 2008. The Company also agreed to pay IBRC approximately $338,000 in twelve monthly installments for market research, growth trails and other services. For the years ended December 31, 2009 and 2008, the Company had paid approximately $ -0- and $22,000, respectively, of this amount which has been included in research and development in the Company’s consolidated statements of operations. The Company does not intend to purchase the second license and, accordingly, the deposit of $139,978 has been expensed during the year ended December 31, 2009.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	INTANGIBLE ASSETS — Continued

The Company identified certain intangible assets acquired in the 2008 acquisitions (Note 3). The following intangible assets were identified and values and estimated useful lives were assigned as follows:

	Assigned	Estimated
	value	useful life

Existing customer relationships	$2,030,513	8 years
Technological know-how	271,812	8 years
Trade name	228,188	Indefinite

Intangibles acquired	$2,530,513

The consolidated statements of operations include amortization expense of $288,007 and $246,887 related to these intangible assets for the year ending December 31, 2009 and 2008, respectively. Accumulated amortization is $534,894 at December 31, 2009 and $246,887 at December 31, 2008. Amortization expense for those intangible assets is estimated to be $278,669 annually until the assets are fully amortized.

NOTE 10 —	DEBT

TERM NOTES

The Company had a term note payable to its CEO, Edward J. Gildea. The unsecured term note for $89,170 was dated April 30, 2007 with an original maturity of April 30, 2009 and accrued interest at 12% per annum. The note had been extended for one year until April 30, 2010. The Company paid accrued interest of $21,400 upon extension of the note’s due date on June 30, 2009. This note was subordinate to the New Jersey EDA bonds. On December 18, 2009, the Company repaid the principal balance of the note plus accrued interest of $6,777.

The Company entered into a financing agreement with an equipment financing company to acquire equipment for its Woodbridge facility. The note is for $118,250, bears an imputed interest rate of 9% and has a three year term, maturing January, 2012. Interest expense of $7,629 has been recorded related to this note during the year ended December 31, 2009.

On April 1, 2009, the Company agreed to convert certain accounts payable into a 12 month note with its landlord at the New Jersey facility, Recycling Technology Development Corporation (“Recycling Technology”). The note bears interest at 9%, payable quarterly in arrears commencing September 30, 2009. The note requires payments of $263,573 on October 1, 2009 and January 1, 2010, to be applied first to accrued interest and then to principal. A final installment of $318,832 is due on March 31, 2010.

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

On June 19, 2009, the Company also agreed to convert certain accounts payable into a 24 month note with Hatzel & Buehler, Inc. (“Hatzel & Buehler”) for $620,235. The terms of the note require a $65,560 down payment, interest only payments for six months and the remaining principal and interest balance to be repaid in 18 monthly installments of $32,300 commencing February 1, 2010. The note has a stated interest rate of 6% for the entire 24 month term. Hatzel & Buehler’s lien will be released upon full and final payment of the note.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	DEBT — Continued

On September 24, 2009, the Company agreed to convert certain accounts payable into a 24 month note with Airside, Inc. (“Airside”) for $335,085. The terms of the note require the Company to make an initial principal payment of $38,500, interest only payments for six months and the remaining principal and interest balance to be repaid in 18 monthly installments of $16,477 commencing in April, 2010. The note has a stated interest rate of 6% for the first six months and 0% for months seven through twenty-four. The Company has recorded a discount on the note representing imputed interest of $14,754, which will be amortized during the non-interest bearing period of the note repayment.

On November 19, 2009, the Company agreed to convert certain accounts payable into a note with Armistead Mechanical, Inc. for $2,029,000, with the first payment of $1,000,000 paid November 19, 2009 and the balance of $1,029,000 payable in eighteen level monthly payments of principal and interest calculated at 6% per annum. The monthly payments began January 1, 2010. This construction vendor had previously filed a construction lien on the Woodbridge facility and had commenced a lawsuit to enforce that lien. According to terms of the agreement, the construction lien claim and related lawsuit was suspended during the eighteen month payment period and will be released completely upon final payment.

The following table is a summary of the Company’s term notes:

	Balance at			Balance at
	December 31,			December 31,
	2009	Current	Non-current	2008	Interest rate	Maturity date

Edward J. Gildea	$—	$—	$—	$89,170	12%	—
Komatsu Finance Corporation	70,720	32,310	38,410	—	9%	January, 2012
SNC — Lavalin, Inc.	748,799	491,421	257,377	—	6%	June, 2011
Recycling Technology Development, LLC	562,728	562,728	—	—	9%	March, 2010
Hatzel & Buehler, Inc.	554,675	333,032	221,643	—	6%	July, 2011
Airside, Inc.	281,831	137,677	144,154	—	6%	September, 2011
Armistead Mechanical, Inc.	1,029,000	717,245	311,755	—	6%	May, 2011

	$3,247,752	$2,274,413	$973,339	$89,170

The Company obtained the necessary bondholder consents to enter into these agreements.

During 2008, the Company negotiated the forgiveness of the balance of an unsecured term note dated September 6, 2005, plus accrued interest. Total principal and interest forgiven was $146,677, and this amount is recorded as other income on the consolidated statements of operations for the year ended December 31, 2008.

BOND FINANCING

On February 16, 2007, concurrent with its initial public offering, the Company’s wholly-owned subsidiary, Converted Organics of Woodbridge, LLC, completed the sale of $17,500,000 of New Jersey Economic Development Authority Bonds. Direct financing costs related to this issuance totaled approximately $953,000, which have been capitalized and are being amortized over the term of the bonds. The bonds carry a stated interest rate of 8% and mature on August 1, 2027. The bonds are secured by a leasehold mortgage and a first lien on the equipment of the Woodbridge facility. In addition, Woodbridge had agreed to, among other things, establish a fifteen month capitalized interest reserve and to comply with certain financial statement ratios. The capitalized interest reserve has been depleted and is now being funded monthly by the Company. The Company has provided a guarantee to the bondholders on behalf of Woodbridge for the entire bond offering.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	DEBT — Continued

On March 6, 2009, the Company entered into an agreement with the holders of the New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures on its New Jersey facility and to defer interest payments on the bonds through July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, the Company issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant. The expense associated with these warrants of $662,000 is reflected as interest expense in the consolidated statements of operations for the twelve months ended December 31, 2009. On July 30, 2009 the deferred interest payments were paid in full. In September of 2009, the holders of the bonds agreed to continue to defer monthly deposits to the interest escrow through January, 2010. The Company funded the escrow following its secondary public offering in October, 2009. The escrow balance of approximately $583,000 is reflected as current restricted cash on its balance sheet as of December 31, 2009.

The New Jersey Economic Development Bonds have certain covenants, which among other things, preclude the Company from making any dividends, payments or other cash distributions until such time as (i) the Company has achieved, over the course of a full fiscal year, a maximum annual debt service coverage ratio greater than 2.0, and (ii) at least $1,200,000 is on deposit with the third party trustee in the operations and maintenance reserve fund and is available to satisfy ongoing maintenance, repair and replacement costs associated with the project facilities. In addition, the Company is precluded from borrowing additional funds under any debt agreements, without the consent of the bondholders. During 2009 and 2008, the Company again received consent from the bondholder prior to borrowing additional funds in a series of private transactions. Under the terms of the bond agreement, the lender has the right, upon 30 days written notice, to demand full payment of all outstanding principal and interest amounts owed under the agreement if specific covenants are not met. As of December 31, 2009 and 2008, the Company is in compliance with these covenants of the bond agreement.

CONVERTIBLE NOTE PAYABLE

On January 24, 2008, in conjunction with the purchase of the net assets of UOP, the Company issued a note payable to the former sole member in the amount of $1,000,000. The note bears interest of 7% per annum and matures on February 1, 2011; monthly principal and interest payments are $30,877. The note became convertible by the holder six months after issuance. The Company recognized a discount related to the intrinsic value of the beneficial conversion feature of the note. That amount was calculated to be $7,136, and has been recorded as a component of additional paid-in capital. The balance of this note and the related interest expense had been eliminated in the consolidation of VLH, a variable interest entity, as the related convertible note receivable was contributed to VLH by its member. As of December 31, 2009, VLH is no longer considered to be a variable interest entity of the Company, and therefore the balance of the note and the related interest are no longer eliminated in the consolidation.

During the year ended December 31, 2009, the holder of the note commenced converting the principal and interest payments to shares of common stock. Accordingly, during the year ended December 31, 2009 the Company issued 281,500 shares of common stock to the note holder, representing principal and interest payments of approximately $316,000. The principal balance of the note was approximately $373,000 and $685,000 as of December 31, 2009 and 2008, respectively.

PRIVATE FINANCING

On January 24, 2008, the Company entered into a private financing with three investors (the “Investors”) for a total amount of $4,500,000 (the “Financing”). The Financing was offered at an original issue discount of 10%. The Company used the proceeds to fund the acquisitions described in Note 3, to fund further development activities and to provide working capital. As consideration for the Financing, the Investors received a note issued by the Company in the amount of $4,500,000 with interest accruing at 10% per annum to be paid monthly and the principal balance

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	DEBT — Continued

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

In connection with the Financing, the Company issued 1.5 million warrants to purchase common stock, which were deemed to have a fair value of $5,497,500. The Company recorded the relative fair value of the warrants to the underlying notes of $2,227,500 as additional paid-in capital and established a discount on the debt. The discount was being amortized over the life of the note (12 months). On April 17, 2008, the Investors returned to the Company 750,000 warrants that had been held in escrow. This reduced the value assigned to the warrants and, accordingly, the value assigned to the debt discount attributable to the warrants by $1,113,750. In addition, the remaining original issue discount of approximately $366,000 was recognized as expense on April 7, 2008.

On April 7, 2008, the shareholders of the Company approved the issuance of additional shares so that convertible notes could be issued to the note holders to replace the original notes dated January 24, 2008. The Company is required to recognize a discount for the intrinsic value of the beneficial conversion feature of the notes, which is to be recognized as interest expense through the redemption date of the notes, which is January 24, 2009. That amount was calculated to be $3,675,000, and recognition was limited to $2,936,250, as the debt discount was limited to the proceeds allocated to the convertible instrument of $4,500,000. That discount is being amortized over the life of the loan. During the twelve month periods ending December 31, 2009 and 2008, the Company recognized interest expense of $230,492 and $2,705,758 related to this discount.

On January 24, 2009 the convertible notes became due. Because the Company did not have sufficient cash to repay the notes, the Company agreed to convert the notes to shares at the default rate, although no event of default had occurred. As of December 31, 2009, the note holders had converted the full principal amount of $4,500,000 into 7,366,310 shares of common stock. In consideration for entering into this agreement, the Company granted 200,000 shares of common stock to the note holders. An expense of $562,000 is included in the statement of operations for the year ended December 31, 2009 for this stock grant, which represents the market value of

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	DEBT — Continued

200,000 shares on the date they were granted. In addition, the notes accrued interest at 10% of their declining balance as they were paid off through the issuance of stock. An additional 131,834 shares of common stock were issued on April 23, 2009 for accrued interest. Accrued interest of $7,232 has not been converted to shares of common stock.

On May 7, 2009, the Company entered into an agreement with an institutional investor (the “Investor”), wherein the Company agreed to sell to the Investor, for the sum of $1,182,500, six-month non-convertible original issue discount notes with principal amounts totaling $1,330,313 (the “Notes”). The agreement provides that if the Company raises over $1.33 million while the Notes are outstanding, the first $1,330,313 must be used to repay the Note. The Notes were repaid on May 22, 2009, with the proceeds of the issuance of the Company’s common stock on May 19, 2009 (see Note 12). See Note 11 for a description of warrants issued to the Investor in consideration for this transaction.

On September 8, 2009, the Company entered into an agreement with an institutional investor (the “Investor”), wherein the Company agreed to sell to the Investor, for the sum of $1,400,000, six-month convertible original issue discount notes with principal amounts totaling $1,540,000 (the “Notes”). The agreement provides that if the Company raises over $1.54 million while the Notes are outstanding, the first $1,540,000 must be used to repay the Notes. The Notes were repaid on October 20, 2009, with the proceeds of the Company’s secondary public offering of common stock (see Note 12). See Note 11 for a description of warrants issued to the Investor in consideration for this transaction.

REGISTRATION RIGHTS AGREEMENT

In connection with the January 24, 2008 Financing, the Company entered into a registration rights agreement with the Investors which called for the Company to register the securities within certain time periods. The Company had 10 days from shareholder approval, with an additional 7 day extension, to register the shares issuable under the Convertible Debenture and 90 days from the filing of a registration statement (filed on February 13, 2008) for the Warrants and the underlying shares to be declared effective by the SEC. The Company has filed the registration statement relative to the Convertible Debenture as of the filing date of this report and the registration statement filed for the Warrants has been declared effective. However, the registration statement filed for the convertible debt and the date the warrant registration statement was declared effective by the SEC did not occur within the timelines agreed to in the registration rights agreement. The registration rights agreement calls for $90,000 per month in liquidated damages, payable in cash, if the Company does not file the registration statement for the Convertible Debenture and liquidated damages equal to the average closing price of 375,000 Class A warrants and 375,000 Class B warrants for each 30 day period, commencing May 13, 2008, and multiplying that average by 2% for each 30 day period that the registration statement is not declared effective.

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

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	DEBT — Continued

MORTGAGE NOTE PAYABLE

VLH has a mortgage note payable on the land upon which the California facility resides. The note, in the original amount of $250,000, bears interest at 6.75%. Monthly payments of principal and interest of $1,638 are due based on an amortization of twenty years. The note matures in May, 2013. The mortgage balance is no longer reflected in the Company’s financial statements following the deconsolidation of VLH as a variable interest entity.

FIVE-YEAR MATURITY OF DEBT

Principal due during the next five years on all the Company’s long-term and current debt is as follows:

2010	$2,642,410
2011	998,328
2012	20,520
2013	0
2014	0
Thereafter	17,500,000

Total	$21,161,258

NOTE 11 —	DERIVATIVE INSTRUMENTS

Upon the adoption of guidance described in ASC 815 related to derivatives and hedging activities on January 1, 2009, the Company determined that the conversion features within the convertible notes payable issued in the January 2008 Financing to be an embedded derivative which was required to be bifurcated and shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the conversion feature was determined using a Black-Scholes model and resulted in a fair value of $5,083,108. The fair value at January 1, 2009 was recognized as a cumulative effect of accounting change in the Company’s consolidated statement of changes in owners’ equity (deficit).

During the year ended December 31, 2009, all conversion features were converted to common stock at the default rate in accordance with the agreement dated January 29, 2009 with the note holders. The effect of the derivative instruments in the year ended December 31, 2009 was recorded in the Company’s consolidated statements of operations and was a derivative gain of $3,565,091. No derivative liability related to this transaction is recorded as of December 31, 2009 as these derivative instruments have been converted into common stock.

On May 7, 2009, in connection with the Notes issued pursuant to the Financing agreement described in Note 10, the Investor received five-year warrants to purchase 750,000 shares and 350,000 shares of Company common stock, with exercise prices of $1.00 per share and $1.50 per share, respectively, (Class C and D warrants, respectively) subject to certain anti-dilution provisions. An investment banker was issued 135,000 Class C warrants and 65,000 Class D warrants. These warrants are subject to certain anti-dilution right for issuance below the exercise prices and are not registered and cannot be traded. The Company has determined that the warrant provisions providing for protection for issuances below the warrant exercise prices could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. Therefore the Company has determined that the warrants issued in connection with this financing to be a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.05%; no dividend yield; volatility of 96.7%. The resulting derivative liability on May 7, 2009 was approximately $1,841,100 of which $1,558,000 was recorded as interest expense and $283,000 was recorded as general and administrative expense on the consolidated statement of operations for the twelve months ended December 31, 2009. The liability was revalued as of December 31, 2009 using a Black-Scholes model and the

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	DERIVATIVE INSTRUMENTS — Continued

following assumptions: risk-free interest rate of 2.35%; no dividend yield, volatility of 98.6%, resulting in a revalued liability of approximately $563,500 and a derivative gain of approximately $1,277,600, on the consolidated statement of operations for the year ended December 31, 2009.

On September 8, 2009, in connection with the Notes issued pursuant to the financing agreement on that date described more fully in Note 10, the Investor received a five-year warrant to purchase 2,500,000 shares of the Company’s common stock, with exercise prices of $1.25 per share, subject to certain anti-dilution rights for issuances below such exercise price; provided that absent shareholder approval, the exercise price may not be reduced to less than $1.08 per share (Class G warrants). These warrants are not registered and cannot be traded. The Company has determined that the warrant provisions providing for issuances below the warrant exercise price could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. The Company has determined that the warrants issued in connection with this financing are a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the derivative liability was determined on September 8, 2009 using a Black-Scholes model and the following assumptions; risk-free interest rate of 2.38%; no dividend yield; volatility of 94.3%; expected term of 5 years. The resulting liability of $1,986,600 was recorded as a discount on the Note to the extent of the Note balance of $1.4 million, and is being amortized over the six month note term, and the remaining $587,000 was recorded as interest expense in the twelve month period ending December 31, 2009. The derivative liability was revalued as of December 31, 2009 using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6%, resulting in a revalued liability of approximately $1,063,200. The derivative gain of $923,400 is recorded on the consolidated statement of operations for the twelve months ended December 31, 2009.

NOTE 12 —	OWNERS’ EQUITY (DEFICIT)

AUTHORIZED SHARES

At the April 3, 2008 special meeting of shareholders, the shareholders approved a resolution to decrease the number of common shares that the Company is authorized to issue from 75,000,000 to 40,000,000, and the number of preferred shares that the Company is authorized to issue from 25,000,000 to 10,000,000. At the time, the Company believed that 40,000,000 shares of common stock would be sufficient to meet its future needs. At the June 25, 2009 annual meeting of shareholders, the shareholders approved a resolution to increase the number of common shares that the Company is authorized to issue from 40,000,000 to 75,000,000, given that the Company had the opportunity to raise capital through the issuance of additional shares.

STOCK ISSUANCES

During the year ended December 31, 2008, the Company declared stock dividends in the amount of 1,232,552 shares.

On October 1, 2008, the Company issued 45,480 shares of its common stock to a consultant as remuneration for services rendered. The related services were substantially complete when the stock was issued. The Company recognized $212,619 of expense related to the fair value of this issuance.

On January 24, 2009, the Company issued 200,000 shares of its common stock to the holders of its convertible debentures as consideration for the refinancing described in Note 10. The Company recognized interest expense of $562,000 related to this issuance.

On March 10, 2009, the Company granted 121,528 shares of common stock to a consultant providing development services related to the Company’s proposed Rhode Island facility. The grant was measured using the closing price of the Company’s stock on the date of grant. The statement of operations includes a charge of $120,316 for the year ended December 31, 2009 related to this grant, which was credited to additional paid-in capital.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	OWNERS’ EQUITY (DEFICIT) — Continued

On December 15, 2009, the Company granted 30,000 shares of common stock to a consultant who provides professional services to the Company as remuneration for services rendered. The grant was measured using the closing price of the Company’s stock on the date of grant. The statement of operations includes a charge of $18,897 for the year ended December 31, 2009 related to this grant, which was credited to additional paid-in capital.

On May 19, 2009, the Company entered into an agreement with an institutional investor (the “Investor”) whereby the Investor agreed to purchase 1,500,000 shares of the Company’s common stock under its shelf registration statement, for $1.40 per share, providing the Company with $2.1 million before fees and expenses of $172,000, which were charged to Additional Paid-in Capital. The May 7, 2009 non-convertible short-term note described in Note 10 was immediately paid off with proceeds of this offering. In addition, and as an inducement to enter into this transaction, the Company issued the Investor 1,500,000 warrants, with a strike price of $1.40 and a 90 day term. On May 26, 2009, the Investor exercised the warrants and received 1,500,000 shares of common stock, providing net proceeds to the Company of $2.1 million before expenses of $135,000.

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

On October 20, 2009, the Company closed its second public offering of 17,250,000 units, including 2,250,000 units reflecting the exercise in full of the underwriters’ over-allotment option, at a price per unit of $1.06 to the public. Each unit consists of one share of common stock and one newly created Class H warrant, with each Class H warrant exercisable for one share of common stock at an exercise price of $1.30 per share. The warrants will expire on October 14, 2014. The units are listed on the NASDAQ Capital Market under the symbol “COINU” and the Class H warrants are expected to be listed on the NASDAQ Capital Market under the symbol “COINW,” at such time as the warrants are detached from the units. The approximately $16.4 million of net proceeds to the Company, after deducting the underwriting discounts and commissions and other estimated offering expenses, will be used for further development and execution of the Company’s sales and marketing plan, strategic growth initiatives, other general corporate purposes, and to repay the six-month note the Company issued in September 2009 in the principal amount of $1,540,000.

WARRANTS

On February 16, 2007, in connection with the Company’s initial public offering, the Company sold 1,800,000 equity units consisting of one share of common stock, one Class A warrant and one Class B warrant. On March 13, 2007, the Class A and Class B warrants began to trade as separate securities. The Class A warrants are exercisable for one share of common stock, plus accumulated stock dividends, for $8.25. The Class A warrants expire on February 16, 2012 and, if certain conditions are met, the Company may redeem these warrants at a price of $0.25 per warrant prior to the expiration date. The warrants were redeemed during 2008, as more fully described below. The Class B warrants are exercisable for one share of common stock, plus accumulated stock dividends, for $11.00. The Class B warrants expire on February 16, 2012 and there is no provision for the Company to redeem these warrants prior to the expiration date. The fair value of Class B warrants totaled $690,541 and $3,442,438 at December 31, 2009 and 2008, respectively, based on quoted market prices on that date.

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

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	OWNERS’ EQUITY (DEFICIT) — Continued

On March 6, 2009, the Company entered into an agreement with the holders of the New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures on its New Jersey facility and to defer interest payments on the bonds through July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, the Company issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant. The expense associated with these warrants of $662,000 is reflected as interest expense in the consolidated statements of operations for the twelve months ended December 31, 2009.

On May 7, 2009, the Company issued 885,000 Class C warrants and 415,000 Class D warrants in connection with securing a private financing agreement more fully described in Note 10. Each Class C and Class D warrant may be exchanged for one share of common stock at an exercise price of $1.00 and $1.02, respectively. The shares underlying these warrants have not been registered and these warrants cannot be traded.

On May 19, 2009, in connection with the issuance of 1,500,000 shares of common stock, the Company issued 1,500,000 warrants with an exercise price of $1.40. These warrants were exercised on May 26, 2009.

On May 26, 2009, as an inducement for the Investor to exercise 1,500,000 warrants at $1.40, the Company issued the Investor an additional 1,500,000 Class E warrants with an exercise price of $1.63 and an expiration date of May 27, 2014. Each warrant may be exchanged for one share of common stock.

On July 15, 2009, in connection with the issuance of 1,961,000 shares to an institutional investor, the Company issued Class F warrants to purchase 585,000 shares of the Company’s common stock at an exercise price of $1.25 per share. The Warrants may be exercised commencing January 15, 2010 until July 15, 2014.

On September 8, 2009, the Company issued 2,500,000 Class G warrants in connection with the Notes issued pursuant to the financing agreement described more fully in Note 10. Each Class G warrant may be exchanged for one share of common stock at an exercise price of $1.25 per share, subject to certain anti-dilution rights for issuances below such exercise price; provided that absent shareholder approval, the exercise price may not be reduced to less than $1.08 per share. The shares underlying these warrants have not been registered and these warrants cannot be traded.

On October 20, 2009, the Company issued 17,250,000 Class H warrants in conjunction with its secondary public offering, described above. Each Class H warrant may be exchanged for one share of common stock at an exercise price of $1.30, and have an expiration date of October 14, 2014. Each warrant may be exchanged for one share of common stock.

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

On May 26, 2009, the Investor exercised its 1,500,000 warrants at $1.40, providing the Company with $2.1 million before fees and expenses of $135,000, which were charged to Additional Paid-in Capital. The Company issued 1,500,000 shares of common stock upon exercise of these warrants.

WARRANT REDEMPTION

On September 16, 2008, the Company announced the redemption of its outstanding Class A Warrants. The redemption date was set for October 17, 2008, and was subsequently extended a total of 31 days voluntarily by the

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	OWNERS’ EQUITY (DEFICIT) — Continued

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

The intrinsic value of the Company’s warrants is $0 as of December 31, 2009.

The following table sets forth the outstanding warrants as of December 31, 2009:

	Class A	Class B	Class C	Class D	Warrants	Class E	Class F	Class G	Class H
	Warrants	Warrants	Warrants	Warrants	Exercise	Warrants	Warrants	Warrants	Warrants
	Exercise	Exercise	Exercise	Exercise	Price	Exercise	Exercise	Exercise	Exercise
	Price $8.25	Price $11.00	Price $1.00	Price $1.02	$1.40	Price $1.63	Price $1.25	Price $1.25	Price $1.30

Outstanding at January 1, 2008	2,273,629	2,273,629	—	—	—	—	—	—	—
Issued in conjunction with January 24, 2008 private financing	750,000	750,000	—	—	—	—	—	—	—
Returned to the Company upon shareholder approval of exchange of term note for convertible note	(375,000)	(375,000)	—	—	—	—	—	—	—
Exercised	(1,380,768)	(600)
Expired	(1,267,861)	—	—	—	—	—	—	—	—

Outstanding at January 1, 2009	—	2,648,029	—	—	—	—	—	—	—
Issued in connection with agreement with bond holders on March 6, 2009	—	2,284,409	—	—	—	—	—	—	—
Issued in connection with securing debt on May 7, 2009	—	—	885,000	415,000	—	—	—	—	—
Issued in connection with issuance of shares on May 19, 2009	—	—	—	—	1,500,000	—	—	—	—
Warrants exercised May 26, 2009	—	—	—	—	(1,500,000)	—	—	—	—
Issued in connection with May 26 warrants exercised	—	—	—	—	—	1,500,000	—	—	—
Issued in connection with issuance of shares on July 15, 2009	—	—	—	—	—	—	585,000	—	—
Issued in connection with issuance of convertible debt on September 8, 2009	—	—	—	—	—	—	—	2,500,000	—
Issued in connection with issuance of shares on October 20, 2009	—	—	—	—	—	—	—	—	17,250,000

Outstanding at December 31, 2009	—	4,932,438	885,000	415,000	—	1,500,000	585,000	2,500,000	17,250,000

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	OWNERS’ EQUITY (DEFICIT) — Continued

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

On June 27, 2009, the Company granted 233,500 stock options under its 2006 Stock Option Plan. The options have an exercise price of $1.10 and expire ten years from the date of grant. The exercise price was based on the closing price of the stock on the date of grant. The expense associated with this option grant was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.85%; no dividend yield; volatility of 96.7%; and an expected term of 5 years. The resulting expense of $190,000 is included in general and administrative expense on the consolidated statement of operations for the year ended December 31, 2009.

On November 19, 2009, the Company granted 100,000 stock options under its 2006 Stock Option Plan to a consultant of the Company who provides odor control services. The options may be exercised for a price of $.75 per share. One half of the options vested upon grant, and one half will vest on November 30, 2010 if the consultant continues to be retained by the Company. The Company is recording the issuance of these options in accordance with ASC Section 505-50. The expense associated with the options that vest immediately was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 96.6%; expected term of 5 years. The resulting expense of $27,602 is included in general and administrative expense on the consolidated statement of operations for the year ended December 31, 2009. The expense associated with the options that vest on November 30, 2010, was calculated with a Black-Scholes model and the same assumptions, except an expected term of 4.5 years. The resulting expense of $26,639 will be recognized as expense

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 —	OWNERS’ EQUITY (DEFICIT) — Continued

ratably over the vesting period. Accordingly, an expense of $4,440 is included in general and administrative expense on the consolidated statement of operations for the year ended December 31, 2009. The unrecognized liability associated with the grant, which will be recognized as expense during the 2010 vesting period, is approximately $22,000.

As of December 31, 2009, the Company had 122,992 options available to grant under the plan.

Stock option activity for the period January 1, 2008 through December 31, 2009 is as follows:

			Weighted
			Average	Average
	Stock	Price per	Exercise	Remaining
	Options	Share	Price	Life (Years)

Outstanding and exercisable at January 1, 2008	653,000	$3.75	$3.75	6.5
Granted	736,735	5.02
Expired	—	—
Exercised	(133,000)	3.75

Outstanding and exercisable at December 31, 2008	1,256,735		$4.50	9.5
Granted	233,500	1.10
Granted	100,000	.75
Forfeited	(359,940)	5.02
Exercised	—	—

Outstanding and exercisable at December 31, 2009	1,230,295		$3.54	8.5

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 and 2008 is $0 and $0, respectively. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $0.67 and $3.54 as of December 31, 2009 and 2008, respectively, which would have been received by the option holders had those option holders exercised their options as of that date.

As of December 31, 2009 the Company has estimated that its unrecognized compensation cost related to non-vested share-based compensation arrangements was approximately $22,000. At December 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. During the year ended December 31, 2008, the Company has received approximately $499,000 as a result of the exercise of 133,000 options. No options were exercised in the year ended December 31, 2009.

NOTE 13 —	INCOME TAXES

At December 31, 2009, the Company had accumulated net operating losses of approximately $37,500,000 which may be offset against future taxable income, if any, expiring at various dates through 2028.

The Company has fully reserved the approximately $15,000,000 tax benefit of these losses with a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined to be more likely than not.

There is a minimum current tax provision for the years ended December 31, 2009 and 2008.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	INCOME TAXES — Continued

The effective tax rate based on the federal and state statutory rates is reconciled to the actual tax rate for the years ended December 31, 2009 and 2008 as follows:

	2009	2008

Statutory federal income tax rate	34%	34%
Statutory state income tax rate	6	6
Valuation allowance on net deferred tax assets	(40)	(40)

Effective tax rate	—%	—%

The components of the net deferred tax asset (liability) at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Net operating losses	$13,470,000	$6,148,000
Accrued compensation	120,000	120,000
Stock options	1,410,000	1,320,000
Valuation allowance	(15,000,000)	(7,588,000)

	$—	$—

The Company’s valuation allowance increased $7,412,000 and $4,948,000 for the years ended December 31, 2009 and 2008, respectively.

The Company has a tax benefit of approximately $1,410,000 related to the grant of common stock to certain key employees and advisors. Pursuant to guidance provided by Sections 505 and 718 of the ASC, the benefit will be recognized and recorded to APIC when the benefit is realized through the reduction of taxes payable.

The Company complies with the provisions of ASC Section 740. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on an examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no uncertain tax positions requiring recognition under the guidance.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with its income taxes. The periods from January 1, 2005 to December 31, 2009 remain open to examination by the U.S. Internal Revenue Service and state authorities.

The Company’s net operating loss carryforwards may be limited subject to the provisions of Section 382 the Internal Revenue Code.

NOTE 14 —	SEGMENT REPORTING

ASC Section 280 provides guidance regarding the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the guidance, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has no reportable segments at December 31, 2009 and 2008.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 —	RELATED PARTY TRANSACTIONS

ACCRUED COMPENSATION-OFFICERS, DIRECTORS AND CONSULTANTS

As of December 31, 2009 and 2008 the Company has an accrued liability totaling $769,056 and $430,748, respectively, representing accrued compensation to officers, directors and consultants.

CONVERTED ORGANICS OF RHODE ISLAND, LLC

Converted Organics of Rhode Island, LLC was formed for the purpose of developing and operating a waste to fertilizer facility in Johnston, Rhode Island. A development consultant who has provided services to the Company holds a 5% non-controlling interest in Converted Organics of Rhode Island, LLC. For the years ending December 31, 2009 and 2008, the consultant was paid $60,000 and $60,000, respectively, for services rendered, and was granted 121,528 shares of the Company’s common stock.

PACKAGING VENDOR

The Company has purchased packaging materials from a vendor which is partially owned by an employee of the Company. The Company made purchases of $106,000 and $141,000 from this vendor in the years ending December 31, 2009 and 2008, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

LEASES

The Company signed a lease during June 2006 for its Woodbridge, New Jersey facility. The lease term is for ten years with an option to renew for an additional ten years. The Company has exercised the option to renew. Future minimum lease payments under this lease are as follows:

For years ended December 31,
2010	$934,820
2011	946,194
2012	959,097
2013	967,383
2014	975,834
2015 and thereafter	6,434,807

$11,218,135

For the years ended December 31, 2009 and 2008, the Company has recorded rent expense of $742,111 and $740,351, respectively, in relation to this lease.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — COMMITMENTS AND CONTINGENCIES — Continued

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

For years ended December 31,
2010	$110,000
2011	110,000
2012	110,000
2013	110,000
2014	110,000
2015 and thereafter	1,503,334

$2,053,334

The Company recognized $110,000 and $36,667 of expense related to this lease in the years ending December 31, 2009 and 2008, respectively, which is included in Research & Development on the consolidated statements of operations.

On November 24, 2009, the Company entered into a lease agreement to begin December 1, 2009 with SWS Lewis Wharf LLC for headquarter office space in Boston, Massachusetts. The term is three years, and the Company has a right to extend the term for two extension periods of one year each. Under the Lease, the Company will pay a basic rent of $9,772 per month for the three year term.

On January 24, 2008, the Company entered into a lease agreement with VLH, its former variable interest entity, for rental of the land upon which the Gonzalez facility resides. The lease term is for ten years, with three options to renew for an additional five years each. Future minimum rental payments under the lease are as follows:

2010	$114,299
2011	117,728
2012	121,260
2013	124,898
2014	128,645
2015 and thereafter	421,299

$1,028,129

Rent expense incurred in connection with this lease was $123,810 and $113,492 for the years ended December 31, 2009 and 2008, respectively.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — COMMITMENTS AND CONTINGENCIES — Continued

The following table sets for the Company’s aggregate future payments under its lease commitments as of December 31, 2009:

2010	$1,276,379
2011	1,291,182
2012	1,297,845
2013	1,202,281
2014	1,214,479
2015 and thereafter	8,359,440

$14,641,606

LEGAL PROCEEDINGS

The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf except as follows.

On December 11, 2008, the Company received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of the Company’s Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, the Company filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from the Company’s alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, the Company filed its answer to the Complaint with the Court. On March 4, 2010, the parties participated in a Fed.R.Civ.P. 26(f) conference, and began discussing discovery issues. The Company plans to vigorously defend this matter and is unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.

In December 2009, the Company filed a complaint in the Superior Court of Massachusetts for the County of Suffolk, a matter captioned Converted Organics Inc. v. Holland & Knight LLP, No. The Company claims that in the event it is required to pay any monies to Mr. Leeseberg and his proposed class in the matter of Gerald S. Leeseberg, et al. v. Converted Organics, Inc., that Holland & Knight should make us whole, because its handling of the registration of the securities at issue in the Leeseberg lawsuit caused any loss that Mr. Leeseberg and other putative class members claim to have suffered. Holland & Knight has not yet responded to the complaint. It has threatened to bring counterclaims against Converted Organics for legal fees allegedly owed, which the Company would contest vigorously. At this early stage in the case, the Company is unable to predict the likelihood of an unfavorable outcome, or to estimate the amount or range of potential loss.

On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd., et al. v. Converted Organics of Woodbridge, et al. The lawsuit alleges private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and the Company’s alleged, intentional failure to disclose to adjacent property owners the possibility of the facility causing pollution and was later amended

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — COMMITMENTS AND CONTINGENCIES — Continued

to allege adverse possession, acquiescence and easement. The lawsuit seeks enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. In response to these allegations, the Company has filed opposition papers with the Court and has complied with the plaintiff’s requests for information. The Company plans to vigorously defend this matter and is unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.

On May 28, 2009, the Company received notice that a Lien Claim Foreclosure Complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Armistead Mechanical, Inc. v. Converted Organics Inc., et al. Armistead filed this Lien Claim Foreclosure Complaint in order to perfect its previously filed lien claim. The Complaint also alleges breach of contract, reasonable value, demand for payment, unjust enrichment, and breach of the implied covenant of good faith and fair dealing, and seeks compensatory, consequential and incidental damages, attorneys’ fees, costs, interest, and other fair and equitable relief. On July 10, 2009, the Company received an Amended Lien Claim Foreclosure Complaint from Armistead Mechanical. The amended complaint did not make any substantial changes to the suit. On August 4, 2009, the Company filed a response to the complaint whereby the Company denied certain claims and at this time it is unable to estimate any contingent losses. On August 28, 2009, the court entered an order staying the litigation pending the outcome of arbitration. In connection with the Complaint, Armistead has filed a demand for arbitration with the American Arbitration Association in order to preserve its status quo and right to submit a contract dispute claim to binding arbitration. On October 30, 2009, the Company’s response to the demand was due with the consent of Armistead. No arbitrator has yet been appointed. On November 19, 2009, the Company signed a Settlement Agreement with Armistead for a total of $2,029,000, with the first payment of $1,000,000 due upon closing (closing occurred on November 19, 2009) and the balance of $1,029,000 payable in eighteen level monthly payments of principal and interest calculated at 6% per annum. The monthly payments began January 1, 2010. According to terms of the Settlement Agreement, the construction lien claim and related lawsuit will be suspended during the eighteen month payment period and will be released completely upon final payment.

OTHER

The Middlesex County Health Department (MCHD) issued a number of notices of violation (“NOV”) to the Company for alleged violations of New Jersey State Air Pollution Control Act, which prohibits certain off-site odors. The NOV alleged that odors emanating from the facility had impacted surrounding businesses and those odors were of sufficient intensity and duration to constitute air pollution under the Act. The penalties assessed total $379,375 of which the Company has paid $ $159,469 (of which $157,719 were related to odor emissions, as described above), and currently have an unpaid balance of $219,906. The Company has recorded a liability of $268,500 as of December 31, 2009, relating to the unpaid portion of the penalties as of that date. In addition, based on a change in operational procedures and working with two outside odor-control consultants, the Company believes that it can avoid charges related to such violations in the future.

NOTE 17 —	SUBSEQUENT EVENTS

On January 4, 2010, the Company’s Compensation Committee approved an employee and director stock option grant under the Amended and Restated 2006 Stock Option Plan. A total of 2,458,500 options were granted with an exercise price of $.68, which was the closing price as of the date of grant. The cost associated with this option grant was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6%; expected term of 5 years. The resulting expense of approximately $1,188,000 will be reflected in the Company’s consolidated statement of operations for the quarter ending March 31, 2010.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUBSEQUENT EVENTS — Continued

On January 26, 2010, the Company formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly owned subsidiary of the Company, for the purpose of hiring a sales force and adding a poultry litter-based fertilizer product to our existing product lines. The Company has outsourced production of this new product line.

On February 25, 2010 the Company signed a letter of intent with the non-controlling interest in Converted Organics of Rhode Island to sell substantially all of the assets and a limited select amount of liabilities of Converted Organics of RI, a transaction that would include an assignment of the Company’s lease with RIRRC.

Also on February 25, 2010, the Company signed a memorandum of understanding with MassOrganics I, under which MassOrganics I would install and operate the system at a new manufacturing facility to be constructed at the Sutton Commerce Park in Sutton, Massachusetts. MassOrganics I has agreed to enter into a license agreement under which MassOrganics I will pay a licensing fee to the Company.

On March 23, 2010, The Company entered into a bridge loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The bridge loan agreement requires the Company to advance $500,000 to HTP in three monthly installments commencing upon signing of the loan. The outstanding principal balance of the bridge loan is due where there occurs on or before June 30, 2012 either a change of control of HTP or the completion by HTP of a financing in excess of $10 million. In consideration for entering the bridge loan agreement, the Company was granted an exclusive, irrevocable license for the use of HTP’s waste water processing technology. In addition, the Company has hired a senior executive in the waste water processing industry and has begun to develop plans to establish this line of business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants on accounting and financial disclosures.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal controls over financial reporting were not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption “Directors and Executive Officers” in the Company’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The information required by Item 12 is incorporated by reference to the information appearing under the caption “Security Ownership” in the Company’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing under the caption “Principal Accounting Fees and Services” in the Company’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number		Description

2.1		Asset Purchase Agreement between the Registrant and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed January 29, 2008)
2.2		Asset Purchase Agreement between the Registrant and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)
3.1		Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed June 21, 2006)
3.2		Registrant’s Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed June 21, 2006)
3.3		Registrant’s Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 filed September 15, 2009)
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form SB-2/A filed January 25, 2007)
4.2		Form of Class B Warrant (incorporated by reference to Exhibit B to Exhibit 4.5 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.3		Form of Unit Certificate issued in initial public offering (incorporated by reference to Exhibit 4.4 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.4		Class B Warrant Agreement between the Registrant and Computershare Shareholder Services, Inc. and Computershare Trust Company N.A., dated February 16, 2007 (incorporated by reference to Exhibit 4.5 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.5		Form of Representative’s Purchase Warrant issued in initial public offering (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed June 21, 2006)
4.6		Registration Rights Agreement between the Registrant and Professional Offshore Opportunity Fund, Ltd., Professional Traders Fund, LLC and High Capital Funding, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.06 to our current report on Form 8-K filed January 29, 2008)
4.7		Form of Class H Warrant (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed November 16, 2009)
4.8		Form of Unit Certificate issued in October 2009 offering (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed November 16, 2009)
4.9		Form of Warrant issued in May 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on May 20, 2009)
4.10		Form of Warrant issued in July 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 16, 2009)
4.11		Class G Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on September 14, 2009)
4.12		Class H Warrant Agreement between the Registrant and Computershare Trust Company N.A., dated October 20, 2009 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on October 21, 2009)
4.13		Unit Conversion Agreement between the Registrant and Computershare Trust Company N.A.., dated October 20, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 21, 2009)
10.1		Form of Bridge Loan Documents dated March 2, 2006 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed June 21, 2006)
10	.1A	Form of Bridge Loan Documents dated April 11, 2006 (incorporated by reference to Exhibit 10.1A to our Registration Statement on Form SB-2 filed June 21, 2006)
10.2		Amended and Restated 2006 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Annex A of our Definitive Proxy Statement filed March 5, 2008)
10.3		Service Agreement between the Registrant and ECAP, LLC, dated March 1, 2006 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 filed June 21, 2006)

Exhibit
Number		Description

10.4		Lease Agreement between the Registrant and Recycling Technology Development, LLC, dated June 2, 2006 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 filed June 21, 2006)
10	.4A	Amendment to the Lease Agreement between the Registrant and Recycling Technology Development dated January 18, 2007 (incorporated by reference to Exhibit 10.4A to our Form SB-2/A filed January 25, 2007)
10	.4B*	Second Amendment to the Lease Agreement between the Registrant and Recycling Technology Development dated June 30, 2008
10	.4C*	Third Amendment to the Lease Agreement between the Registrant and Recycling Technology Development dated March 31, 2009
10.5		Employment Agreement between the Registrant and Edward J. Gildea, dated March 2, 2006 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.6		Employment Agreement between the Registrant and John A. Walsdorf, dated March 2, 2006 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.7		Agreement between the Registrant and Weston Solutions, Inc., dated May 29, 2003 and modification dated October 6, 2004 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.8		IBR Plant License Agreement between International Bio Recovery Corporation and Mining Organics Management LLC, dated July 15, 2003 (incorporated by reference to Exhibit 10.10 to our Form SB-2/A filed July 5, 2006)
10.9		Revision dated February 9, 2006 to IBR Plant License Agreement dated July 15, 2003 (incorporated by reference to Exhibit 10.11 to our Form SB-2/A filed July 5, 2006)
10.10		Secured Convertible Promissory Note in favor of United Organic Products, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.04 to our current report on form 8-K filed January 29, 2008)
10.11		Secured Promissory Note in favor of Waste Recovery Industries, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.05 to our current report on form 8-K filed January 29, 2008)
10.12		New Jersey Economic Development Authority $17,500,000 Solid Waste Facilities Revenue Bonds (Converted Organics of Woodbridge, LLC — 2007 Project), dated February 16, 2007 (incorporated by reference to Exhibit 10.13 on Form 10-K filed March 30, 2009)
10.13		Subscription Agreement between Registrant and Iroquois Master Fund Ltd. dated May 7, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 13, 2009)
10.14		Security Agreement between Registrant and Iroquois Master Fund Ltd dated May 7, 2009 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on May 13, 2009)
10.15		Security Agreement dated May 7, 2009 by and among Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC and Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.3 on Form 8-K filed on May 13, 2009)
10.16		Secured Promissory Note dated May 7, 2009 payable to Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.4 on Form 8-K filed on May 13, 2009)
10.17		Class C Common Stock Purchase Warrant dated May 7, 2009 entitling Iroquois Master Fund Ltd the right to purchase 750,000 shares of Converted Organics Inc.’s common stock (incorporated by reference to Exhibit 10.5 on Form 8-K filed on May 13, 2009)
10.18		Class D Common Stock Purchase Warrant dated May 7, 2009 entitling Iroquois Master Fund Ltd. the right to purchase 350,000 shares of Converted Organics Inc.’s common stock (incorporated by reference to Exhibit 10.6 on Form 8-K filed on May 13, 2009)
10.19		Subsidiary Guaranty dated May 7, 2009 by Converted Organics of California, LLC and Converted Organics of Woodbridge, LLC for the benefit of Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.7 on Form 8-K filed on May 13, 2009)
10.20		Securities Purchase Agreement from May 2009 offering between Registrant and Purchasers (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 20, 2009)

Exhibit
Number		Description

10.21		Form of Amended Agreement dated May 26, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 27, 2009)
10.22		Securities Purchase Agreement dated July 15, 2009 between Registrant and Purchasers (incorporated by reference to Exhibit 10.22 on Form 8-K filed on July 16, 2009)
10.23		Promissory Note by Converted Organics of Woodbridge, LLC in favor of Recycling Technology Development, LLC dated March 31, 2009 (incorporated by reference to Exhibit 10.16 on Form 10-Q filed August 14, 2009)
10.24		Promissory Note by Converted Organics of Woodbridge, LLC in favor of Hatzel & Buehler Inc. dated June 19, 2009 (incorporated by reference to Exhibit 10.15 on Form 10-Q filed August 14, 2009)
10.25		Promissory Note by Converted Organics of Woodbridge, LLC in favor of SNC Lavalin Project Services Inc. dated June 16, 2009 (incorporated by reference to Exhibit 10.14 on Form 10-Q filed August 14, 2009)
10.26		Subsidiary Guarantee dated September 14, 2009 by Converted Organics of California, LLC and Converted Organics of Woodbridge, LLC for the benefit of Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.6 on Form 8-K filed September 14, 2009)
10.27		Secured Convertible Promissory Note in favor of Iroquois Master Fund Ltd. dated September 14, 2009 (incorporated by reference to Exhibit 10.4 on Form 8-K filed September 14, 2009)
10.28		Security Agreement between Converted Organics of Woodbridge, LLC, Converted Organics of California, LLC and Iroquois master Fund Ltd dated September 14, 2009 (incorporated by reference to Exhibit 10.3 on Form 8-K filed September 14, 2009)
10.29		Security Agreement between Registrant and Iroquois Master Fund Ltd dated September 14, 2009 (incorporated by reference to Exhibit 10.2 on Form 8-K filed September 14, 2009)
10.30		Subscription Agreement between Registrant and Iroquois Master Fund Ltd dated September 14, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 14, 2009)
10.31		Class G Common Stock Purchase Warrant dated September 14, 2009 (incorporated by reference to Exhibit 10.5 on Form 8-K filed September 14, 2009)
10.32		Promissory Note in favor of Airside, Inc. dated September 24, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 28, 2010)
10.33		Form of Representatives Unit Purchase Option issued in October 2009 offering (incorporated by reference to Exhibit 10.1 on Form 8-K filed on October 21, 2010)
*10	.34	Promissory Note in favor of Heartland Technology Partners, LLC dated March 23, 2010
*10	.35	Supply and License Agreement between Registrant and Heartland Technology Partners, LLC dated March 23, 2010
*10	.36	Lease Agreement between Registrant and SWS Lewis Wharf, LLC dated November 24, 2009
*10	.37	Promissory Note in favor of Armistead Mechanical, Inc. dated November 19, 2009
*14	.1	Code of Ethics
*21	.1	List of Subsidiaries
*23	.1	Consent of CCR LLP
*31	.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
*31	.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
*32	.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an Exhibit herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.

By:	/s/ Edward J. Gildea
Name:     Edward J. Gildea

Title:	President, Chief Executive Officer,
Chairman of the Board

Date: March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward J. Gildea
Name:     Edward J. Gildea

Title:	President, Chief Executive Officer,
Chairman of the Board

Date: March 31, 2010

By:	/s/ David R. Allen
Name:     David R. Allen

Title:	Chief Financial Officer,
Executive Vice President of Administration

Date: March 31, 2010

By:	/s/ Ellen P. O’Neil
Name:     Ellen P. O’Neil

Title:	Chief Accounting Officer

Date: March 31, 2010

By:	/s/ Robert E. Cell
Name:     Robert E. Cell

Title:	Director

Date: March 31, 2010

By:
/s/  John P. DeVillars
Name:     John P. DeVillars

Title:	Director

Date: March 31, 2010

By:	/s/ Edward A. Stoltenberg
Name:     Edward A. Stoltenberg

Title:	Director

Date: March 31, 2010