Form 10-K/A
period 2009-12-31
Converted Organics Inc.
filed 2010-04-30
CIK 1366340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
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
     The number of shares outstanding of common stock of the Registrant as of April 23, 2010 was 40,520,708.
     Documents Incorporated by Reference:
     None.

EXPLANATORY NOTE
     The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “2009 10-K”), to include information previously omitted from the 2009 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file our definitive proxy statement before April 30, 2010 (i.e., within 120 days after the end of our 2009 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report has been deleted.
     For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2009 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 31, 2010 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2009 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.
     In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Key Employees
     The Company’s executive officers and directors and certain information about them, including their ages as of April 23, 2010, are as follows:

Name	Age	Position
Edward J. Gildea	58	President, Chief Executive Officer and Chairman of the Board
David R. Allen	55	Chief Financial Officer and Executive Vice-President of Administration
Robert E. Cell*	41	Director
John P. DeVillars	61	Director
Edward A. Stoltenberg*	70	Director

*	Nominee for election at next annual meeting.
     The following is a brief description of the principal occupation and recent business experience of each of our directors and executive officers:
     Edward J. Gildea has been our Chairman, President and Chief Executive Officer since January 2006. From 2001 to 2005, he held several executive positions including Chief Operating Officer, Executive Vice President, Strategy and Business Development, and General Counsel of QualityMetric Incorporated, a private health status measurement business. During that period, Mr. Gildea was also engaged in the private practice of law representing business clients and held management positions in our predecessor companies. He holds an A.B. degree from the College of the Holy Cross and a J.D. degree from Suffolk University Law School. Mr. Gildea is William A. Gildea’s brother. The Company believes that Mr. Gildea’s financial and business expertise, including a diversified background of counseling and managing both public and private companies, gives him the qualifications and skills to serve as a Director.
     David R. Allen has been our Chief Financial Officer since March 2007. He was previously a director of the Company from June 2006 to March 2007, where he served as our audit committee chairman. From 1999 to 2004, he served as first the Chief Financial Officer and then as Chief Executive Officer of The Millbrook Press Inc., a publicly held publisher of children’s books. From 2004 until 2007, Mr. Allen has acted as a management consultant and advisor to small public companies. Mr. Allen holds a B.S. degree in Accounting and an M.S. degree in Taxation from Bentley University in Waltham, Massachusetts. Mr. Allen is a Certified Public Accountant.
     Robert E. Cell has been a director since June 2006. In 2006, he became the President and Chief Executive Officer of MyBuys.com, a preference-based marketing company. From 2004 to 2005, he was the Chief Executive Officer of Cool Sign Media Inc., a provider of digital advertising and signage. From 2000 to 2004, he held several executive positions, including Chief Operating Officer and Chief Financial Officer, at Blue Martini Software, Inc., a publicly held provider of client relationship management software applications. Mr. Cell has acted as a consultant to several public and private companies. Mr. Cell holds a B.S. degree and an M.B.A. from the University of Michigan. The Company believes that Mr. Cell’s financial and business expertise, including a diversified background of managing, directing and consulting to software and other public companies, gives him the qualifications and skills to serve as a Director.
     John P. DeVillars has been a director since June 2006. In March 2010, he became the Senior Vice President within the National Sales Organization for TRC Companies, Inc., an engineering, consulting, and construction management firm. He is a founder and managing partner of BlueWave Strategies LLC, an environmental and renewable energy consulting firm established in 2003, and is a managing partner of its affiliated investment group,

BlueWave Capital. He is a director of Clean Harbors Inc., a hazardous waste management company. Until 2003, Mr. DeVillars held the position of Lecturer in Environmental Policy in the Department of Urban Studies and Planning at the Massachusetts Institute of Technology. Mr. DeVillars continues to lecture at MIT, the Harvard Graduate School of Design and the Kennedy School of Government. Mr. DeVillars holds a B.A. degree from the University of Pennsylvania and an M.P.A. from Harvard University. The Company believes that Mr. DeVillars’ financial and business expertise, including a diversified background of managing and directing public environmental companies gives him the qualifications and skills to serve as a Director.
     Edward A. Stoltenberg has been a director since March 2007. He is a Managing Director of Phoenix Financial Services, an investment banking firm which provides financial services to middle market public and private companies. He has been with Phoenix since 1999. Mr. Stoltenberg is a Certified Public Accountant and holds a B.A from Ohio Wesleyan University and an M.B.A from the University of Michigan. The Company believes that Mr. Stoltenberg’s financial and business expertise, including a diversified background of managing financial service firms and providing investment services for public companies gives him the qualifications and skills to serve as a Director.
     There are no family relationships among our officers and directors.
Section 16(a) Beneficial Ownership Reporting Compliance
     Under the securities laws of the United States, the Company’s directors, its officers and any persons holding more than 10% of the Company’s Common Stock (“10% holders”) are required to file with the Securities and Exchange Commission (“SEC”) initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock and other equity securities of the Company. Specific filing deadlines of these reports have been established and the Company is required to disclose any failure to file by these dates during the fiscal year ended December 31, 2009. The Company is not aware of any late filers for the fiscal year ended December 31, 2009. In making these statements, the Company has relied solely on written representations of its directors, officers and 10% holders and copies of the reports that they filed with the SEC.
Code of Ethics
     We have adopted a code of ethics that applies to our officers (including our principal executive, financial and accounting officers), directors, employees and consultants. The text of our code of ethics can be found on our Internet website at www.convertedorganics.com.
Board Classifications, Committees and Meetings
     Our Board of Directors comprises four members divided into three classes as nearly equal in number as possible. Currently, Messers. Stoltenberg and Cell serve as Class 1 directors, whose terms expire in 2010, Mr. DeVillars serves as a Class 2 director, whose term expires in 2011, and Mr. Edward Gildea serves as a Class 3 director, whose term expires in 2012.
     Our Board of Directors is subject to the independence requirements of the NASDAQ Stock Market. Pursuant to the requirements, the Board undertook its annual review of director independence. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent. Of the four members of the Board, Messrs. Cell, DeVillars and Stoltenberg were determined to be independent directors as defined by the NASDAQ Stock Market.
     During the fiscal year ended December 31, 2009, the Board of Directors held fifteen meetings in person or telephonically and acted by written consent on three occasions. Also during fiscal year 2009, the Audit Committee of the Board of Directors met five times and acted by written consent once, the Compensation Committee of the Board of Directors met four times, and the Nominating and Governance Committee met once.
     Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee.

     Audit Committee. Our Audit Committee oversees our accounting and financial reporting processes, internal systems of accounting and financial controls, relationships with independent public accountants, and audits of financial statements. Specific responsibilities include the following:
•	appointing, evaluating and terminating our independent public accountants;

•	evaluating the qualifications, independence and performance of our independent public accountants;

•	approving the audit and non-audit services to be performed by the independent public accountants;

•	reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies;

•	overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	with management and our independent public accountants, reviewing any earnings announcements and other public announcements regarding our results of operations; and

•	preparing the report that the Securities and Exchange Commission requires in our annual proxy statement.
     Our Audit Committee comprises Messrs. Stoltenberg, DeVillars and Cell. Mr. Stoltenberg serves as Chairman of the Audit Committee. The Board has determined that all members of the Audit Committee are independent under the rules of the Securities and Exchange Commission and the NASDAQ Stock Market. The Board has determined that Mr. Stoltenberg qualifies as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission.
     Compensation Committee. Our Compensation Committee assists our Board of Directors in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include the following:
•	approving the compensation and benefits of our executive officers;

•	reviewing the performance objectives and actual performance of our officers; and

•	administering our stock option and other equity compensation plans.
     Our Compensation Committee comprises Messrs., Cell, DeVillars and Stoltenberg. Mr. Cell serves as Chairman of the Compensation Committee. The Board has determined that all members of the Compensation Committee are independent under the rules of the NASDAQ Stock Market.
     Nominating and Governance Committee. Our Nominating and Governance Committee assists the Board by identifying and recommending individuals qualified to become members of our Board of Directors, reviewing correspondence from our stockholders, and establishing, evaluating and overseeing our corporate governance guidelines. Specific responsibilities include the following:
•	evaluating the composition, size and governance of our Board of Directors and its committees and make recommendations regarding future planning and the appointment of directors to our committees;

•	determining procedures for selection of the CEO and other senior management; and

•	evaluating and recommending candidates for election to our Board of Directors.

     Our Nominating and Governance Committee comprises Messrs. DeVillars, Cell and Stoltenberg. Mr. DeVillars serves as Chairman of our Nominating and Governance Committee. The Board has determined that all members of the Nominating Committee are independent under the rules of the NASDAQ Stock Market.
Nomination of Director Candidates
     The Company receives suggestions for potential director nominees from many sources, including members of the Board, advisors and stockholders. Any such nominations, together with appropriate biographical information, should be submitted to the Chairperson of the Company’s Nominating and Governance Committee in the manner discussed below. Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.
     Nominating and selection procedures are described in the written charter of the Company’s Nominating and Governance Committee, a copy of which is available on the Company’s website at www.convertedorganics.com. Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. However, minimum qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting the Company, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on Company matters. The Nominating and Governance Committee seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and its stockholders.
     Candidates whose evaluations are favorable are then chosen by the Nominating and Governance Committee to be recommended for selection by the full Board. The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.
     A stockholder wishing to nominate a candidate for election to the Company’s Board of Directors at any annual meeting at which the Board of Directors has determined that one or more directors will be elected shall submit a written notice of his or her nomination of a candidate to the Chairperson of the Company’s Nominating and Governance Committee (c/o the Corporate Secretary), providing the candidates name, biographical data and other relevant information together with a consent from the nominee. The submission must be received at the Company’s principal executive offices a reasonable time before the Company begins to print and mail its proxy materials so as to permit the Nominating and Governance Committee and, if necessary, the Board of Directors, to evaluate the qualifications of the nominee.
     The Company currently does not employ an executive search firm, or pay a fee to any other third party, to locate qualified candidates for director positions.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
     Summary Compensation Table
     The following table sets forth certain information concerning total compensation received by our Chief Executive Officer and the other most highly compensated other officer (“named executives”) during 2009 for services rendered to Converted Organics in all capacities for the last two fiscal years.

								Nonqual.
							Non-Equity	Deferred
	Fiscal					Option	Incentive	Comp.	All Other
Name and Principal Position	Year	Salary ($)		Bonus	Stock Awards	Awards ($)	Plan Comp.	Earnings	Comp.	Total ($)
Edward J. Gildea,	2009	222,879		50,000	—	—	—	—	—	272,879
President and Chief Executive Officer	2008	215,260	(1)	—	—	395,000 (3)	—	—	—	610,260

									Nonqual.
								Non-Equity	Deferred
	Fiscal					Option		Incentive	Comp.	All Other
Name and Principal Position	Year	Salary ($)		Bonus	Stock Awards	Awards ($)		Plan Comp.	Earnings	Comp.	Total ($)
David Allen,	2009	152,376		15,000	—	40,500	(3)	—	—	—	207,876
Chief Financial Officer	2008	139,523	(2)	—	—	224,976	(3)	—	—	—	364,499

(1)	Includes $22,000 of unpaid salary from 2007 that was paid in 2008.

(2)	Includes $8,580 of unpaid salary from 2007 that was paid in 2008.

(3)	Represents the full grant date fair value of the option grant calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation, the assumptions set forth in Note 12 of the Notes to Consolidated Financial Statements for the year ended December 31, 2009 were utilized; provided that we excluded the assumed forfeiture rate for the purposes of the calculations in the table.
Director Compensation
     In fiscal 2009, our independent directors received options to purchase an aggregate of 0 shares and an aggregate of $74,000 in fees for their service on the Board of Directors which included meeting fees of $1,000 per meeting. Directors who are also employees do not receive compensation for their services as directors.

	Fees Earned or
Name	Paid in Cash	Option Awards	Total
Edward A. Stoltenberg(1)	$26,000	$0	$26,000
Robert Cell	$26,000	$0	$26,000
John DeVillars	$22,000	$0	$22,000
Outstanding Equity Awards at Fiscal Year End-2009

	Number of Securities
	Underlying Unexercised		Option Exercise
	Options (#)		Price	Option Expiration
Name	Exercisable	Unexercisable	($ per share)	Date
Edward J. Gildea	100,000	0	$3.75	June 15, 2011
	125,000	0	$5.02	June 27, 2018
David R. Allen	10,000	0	$3.75	June 15, 2011
	71,195	0	$5.02	June 27, 2018
	50,000	0	$1.10	June 25, 2019
Stock Option Plan
     In June 2006, the Company’s Board of Directors and stockholders approved the 2006 Stock Option Plan (the “Option Plan”). The Option Plan authorizes the grant and issuance of options and other equity compensation to employees, officers and consultants. A total of 666,667 shares of common stock are reserved for issuance under the Option Plan. The Option Plan is administered by the Compensation Committee. Subject to the provisions of the Option Plan, the Compensation Committee determines who will receive the options, the number of options granted, the manner of exercise and the exercise price of the options. The term of incentive stock options granted under the Option Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of the Company’s voting stock. The exercise price of an incentive stock option granted under the Option Plan must be equal to or greater than the fair market value of the shares of the Company’s common stock on the date the option is granted. The exercise price of a non-qualified option granted under the Option Plan must be equal to or greater than 85% of the fair market value of the shares of the Company’s common stock on the date the option is granted. An incentive stock option granted to an optionee owning more than 10% of the Company’s voting stock must have an exercise price equal to or greater than 110% of the fair market value of the Company’s common stock on the date the option is granted. Stock options issued under the option plan vest immediately upon date of grant.
     At a Special Meeting of Shareholders on April 3, 2008, shareholders approved an amendment to the 2006 Stock Option Plan to include an “evergreen” provision pursuant to which on January 1st of each year, commencing in 2009, the number of shares authorized for issuance under the 2006 Stock Option Plan shall automatically be increased to an amount equal to 20% of the shares of the common stock outstanding on the last day of the prior fiscal year. The Shareholders also approved an amendment to the Plan to increase the number of options available under the plan from 666,667 to 1,666,667. On June 27, 2008, an additional 736,735 options were granted, and vested on that date.

Employment Agreements
     Effective as of February 16, 2007, the Company entered into an employment agreement with Mr. Gildea to ensure the continuity of executive leadership, to clarify his roles and responsibilities, and to make explicit the terms and conditions of executive employment. Provisions concerning a change of control of the Company, and terms of compensation in that event, are included in the employment agreement consistent with what the Compensation Committee believes to be best industry practices. The change of control provisions in the employment agreement is designed to ensure that Mr. Gildea devotes his full energy and attention to the best long term interests of the shareholders in the event that business conditions or external factors make consideration of a change of control appropriate. “Change of Control"as defined by the Employment Agreement, includes (i) the acquisition of any person or group (as defined by the Securities Exchange Act of 1934, as amended) of beneficial ownership of 20% of the total shares or more than 35% of the outstanding shares of common stock of the Company except for acquisitions of stock from the Company, by the Company, and by employee benefit plans maintained by the Company or any of its Affiliates; (ii) individuals who constitute the Company’s Board of Directors cease, for any reason to constitute at least a majority of the Board unless the new members of the Board were nominated by the existing Board members for other than an election contest; (iii) consummation of a reorganization, merger, consolidation or sale or other disposition of all or substantially all of the assets of the Company unless the transaction merger, consolidation or sale was initiated or approved by the Board of Directors; or (iv) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company.
     The employment agreement with Mr. Gildea for him to serve as President and Chief Executive Officer of the Company provides for a base salary of $220,000, which may be increased at the discretion of the Board. The employment agreement also provides for participation in the various benefit programs provided by the Company, including group life insurance, sick leave and disability, retirement plans and medical and dental insurance programs to the extent they are offered by the Company and to the extent that Mr. Gildea is eligible to participate in such plans under the terms of such plans.
     In the event Mr. Gildea’s employment is terminated or in the event that Mr. Gildea resigns for “good reason” following a change of control, Mr. Gildea is entitled to a lump sum of three years base salary plus three times his incentive compensation paid in the preceding twelve months or the plan’s target, whichever is greater, plus continued participation in the insurance benefits for a three year period. All stock options granted to Mr. Gildea would immediately vest and remain exercisable for three months following the date of termination.
     Resignation for “good reason” under the employment agreement, means, among other things, the resignation of Mr. Gildea as a result of (i) the Company, without the express written consent of Mr. Gildea, materially breaches the agreement which breach is not cured within 30 days following written notice by Mr. Gildea; (ii) the Board of Directors, without cause, substantially changes Mr. Gildea’s core duties or removes his responsibility for those core duties, so as to effectively cause him to no longer be performing the duties of President and CEO of the Company; (iii) the Company’s Board of Directors, without cause, places another executive above Mr. Gildea or one of the named officers in the Company or requires Mr. Gildea to be based in an office that is more than 100-miles from Mr. Gildea’s principal place of employment; or (iv) a change of control, as defined, occurs. The estimated expense to the Company of Mr. Gildea’s termination in the event of a change in control as of December 31, 2009 is $660,000. The estimated expense to the Company of Mr. Gildea’s resignation for good reason or termination without cause in the absence of a change in control as of December 31, 2009 is $660,000.
Compensation Committee and Insider Participation
     None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management
     Set forth below is information regarding the beneficial ownership of our common stock, as of April 23, 2010 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned. Shares of common stock to be received upon conversion of preferred stock, or subject to options or warrants currently exercisable or exercisable on or within 60 days of the date of this report, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

	No. of
	Shares
	Beneficially		Percent of
Name of Beneficial Owner(1)	Owned		Class (2)

Edward J. Gildea	888,970	(3)	2.2
David R. Allen	390,141	(4)	1.0
Robert E. Cell	204,000	(5)	*
John P. DeVillars	204,000	(5)	*
Edward A. Stoltenberg	214,434	(6)(7)	*
All directors and officers as a group (five persons)	1,901,545		4.5
5% Shareholders
Oppenheimer Funds, Inc. (8)	2,284,409		5.3

*	Less than 1%

(1)	The address of all persons named in this table, with the exception of Oppenheimer Funds, Inc. and Chester L.F. Paulson & Jacqueline M. Paulson is: c/o Converted Organics Inc., 137A Lewis Wharf, Boston, MA 02110.

(2)	Assumes 40,520,708 shares as of April 23, 2010.

(3)	Includes 1,400 Class B Warrants and options to purchase 725,000 shares.

(4)	Includes options to purchase 381,195 shares.

(5)	Includes options to purchase 204,000 shares.

(6)	Includes 1,200 Class B Warrants and options to purchase 204,000 shares.

(7)	Includes 2,931 shares beneficially owned and held in trust.

(8)	The following information is based on the Schedule 13G filed February 2, 2010. Oppenheimer Funds, Inc. is an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All beneficial ownership is disclaimed pursuant to Rule 13d-4 of the Exchange Act. All positions reported reflect the exercise of warrants for shares of common stock. The principal address of Oppenheimer Funds, Inc. is Two World Financial Center, 225 Liberty Street, New York, NY 10289.
Securities authorized for issuance under equity compensation plans
Equity Compensation Plan Information

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,230,295	$3.54	122,992
Equity compensation plans not approved by security holders	—	—	—

Total	1,230,295	$3.54	122,992 (1)

(1)	In 2008, our shareholders approved an amendment to our 2006 Stock Option Plan to include an “evergreen” provision pursuant to which on January 1st of each year, commencing in 2009, the number of shares authorized for issuance under the 2006 Stock Option Plan is automatically increased to an amount equal to 20% of the shares of the common stock outstanding on the last day of the prior fiscal year. On January 1, 2010, the number of shares available for issuance pursuant to the 2006 Stock Option Plan increased to 6,011,167 shares due to the foregoing provision.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions With Related Persons, Promoters and Certain Control Persons
     As payment for compensation accrued and not paid since April 1, 2006 and expenses incurred but not reimbursed since April 1, 2006, we intend to pay in the future, out of available cash, a total of $250,000 to the following current and former executive officers, directors and consultants, each of whom will receive $50,000: Edward J. Gildea, Thomas R. Buchanan, John A. Walsdorf, William A. Gildea and John E. Tucker.
     The Company paid Mr. William A. Gildea, who was a 5% stockholder during 2008 but not during 2009, and is the brother of the President and CEO of the Company, for his services in connection with development efforts in New Jersey, New York and Rhode Island. Mr. Gildea was paid $32,500 in 2005, $69,000 in 2006, $155,000 in 2007, $180,000 in 2008 and $180,000 in 2009.
     The Company paid Mr. John E. Tucker, who was a 5% stockholder during 2008 but not during 2009, and his company, BioVentures LLC., for its services in connection with the design and development work for the Company’s planned manufacturing facility in Woodbridge, NJ. BioVentures LLC was paid $15,000 in 2004, $1,000 in 2005, $69,000 in 2006, $76,669 in 2007,$60,000 in 2008 and $0 in 2009.
     We believe the transactions described above were made on terms at least as favorable as those generally available from unaffiliated third parties. The transactions have been ratified by a majority of the members of our Board of Directors who are independent directors. Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from unaffiliated third parties, and all such transactions will be reviewed and subject to approval by our Audit Committee, which will have access, at our expense, to our or independent legal counsel.
Board Independence
     Our Board of Directors is subject to the independence requirements of the NASDAQ Stock Market. Pursuant to the requirements, the Board undertook its annual review of director independence. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. The purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent. Of the four members of the Board, Messrs. Cell, DeVillars and Stoltenberg were determined to be independent directors as defined by the NASDAQ Stock Market.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     CCR LLP served as the Company’s independent public accountant in fiscal 2009 and has been engaged as the Company’s independent public accountant for fiscal 2010. The Audit Committee of the Board intends to meet with the auditor in August 2010 to discuss the audit engagement for fiscal 2010. The following table shows the fees paid or accrued by the Company for the audit and other services provide CCR LLP for 2009 and 2008.

	FY 2009	FY 2008
Audit Fees	$174,200	$287,437
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$106,790	$0
Totals	$280,990	$287,437
     Audit fees of CCR LLP for fiscal 2009 and 2008 consisted of the examination of the consolidated financial statements of the Company. Other fees include charges related to required procedures in association with consent for the filings of Forms S-3, review of our 2009 Proxy statement and our October 2009 Secondary Offering.
     The Audit Committee, consisting entirely of independent directors, pre-approves all audit and non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval and the fees incurred to date. The Audit Committee, or one of its members to whom authority has been delegated by the Audit Committee, may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved all of the Company’s audit fees, audit-related fees, tax fees, and all other fees for services by the independent public accountants during fiscal 2009.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description
2.1	Asset Purchase Agreement between the Registrant and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed January 29, 2008)

2.2	Asset Purchase Agreement between the Registrant and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)

3.1	Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed June 21, 2006)

3.2	Registrant’s Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed June 21, 2006)

3.3	Registrant’s Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 filed September 15, 2009)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form SB-2/A filed January 25, 2007)

4.2	Form of Class B Warrant (incorporated by reference to Exhibit B to Exhibit 4.5 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)

4.3	Form of Unit Certificate issued in initial public offering (incorporated by reference to Exhibit 4.4 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)

4.4	Class B Warrant Agreement between the Registrant and Computershare Shareholder Services, Inc. and Computershare Trust Company N.A., dated February 16, 2007 (incorporated by reference to Exhibit 4.5 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)

4.5	Form of Representative’s Purchase Warrant issued in initial public offering (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed June 21, 2006)

4.6	Registration Rights Agreement between the Registrant and Professional Offshore Opportunity Fund, Ltd., Professional Traders Fund, LLC and High Capital Funding, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.06 to our current report on Form 8-K filed January 29, 2008)

4.7	Form of Class H Warrant (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed November 16, 2009)

4.8	Form of Unit Certificate issued in October 2009 offering (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed November 16, 2009)

4.9	Form of Warrant issued in May 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on May 20, 2009)

4.10	Form of Warrant issued in July 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 16, 2009)

4.11	Class G Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on September 14, 2009)

4.12	Class H Warrant Agreement between the Registrant and Computershare Trust Company N.A., dated October 20, 2009 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on October 21, 2009)

4.13	Unit Conversion Agreement between the Registrant and Computershare Trust Company N.A.., dated October 20, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 21, 2009)

10.1	Form of Bridge Loan Documents dated March 2, 2006 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed June 21, 2006)

10.1A	Form of Bridge Loan Documents dated April 11, 2006 (incorporated by reference to Exhibit 10.1A to our Registration Statement on Form SB-2 filed June 21, 2006)

10.2	Amended and Restated 2006 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Annex A of our Definitive Proxy Statement filed March 5, 2008)

10.3	Service Agreement between the Registrant and ECAP, LLC, dated March 1, 2006 (incorporated by

Exhibit
Number	Description
reference to Exhibit 10.3 to our Registration Statement on Form SB-2 filed June 21, 2006)

10.4	Lease Agreement between the Registrant and Recycling Technology Development, LLC, dated June 2, 2006 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 filed June 21, 2006)

10.4A	Amendment to the Lease Agreement between the Registrant and Recycling Technology Development dated January 18, 2007 (incorporated by reference to Exhibit 10.4A to our Form SB-2/A filed January 25, 2007)

10.4B	Second Amendment to the Lease Agreement between the Registrant and Recycling Technology Development dated June 30, 2008 (incorporated by reference to Exhibit 10.4B to our Form 10-K filed March 31, 2010)

10.4C	Third Amendment to the Lease Agreement between the Registrant and Recycling Technology Development dated March 31, 2009 (incorporated by reference to Exhibit 10.4C to our Form 10-K filed March 31, 2010)

10.5	Employment Agreement between the Registrant and Edward J. Gildea, dated March 2, 2006 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 filed June 21, 2006)

10.6	Employment Agreement between the Registrant and John A. Walsdorf, dated March 2, 2006 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed June 21, 2006)

10.7	Agreement between the Registrant and Weston Solutions, Inc., dated May 29, 2003 and modification dated October 6, 2004 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed June 21, 2006)

10.8	IBR Plant License Agreement between International Bio Recovery Corporation and Mining Organics Management LLC, dated July 15, 2003 (incorporated by reference to Exhibit 10.10 to our Form SB-2/A filed July 5, 2006)

10.9	Revision dated February 9, 2006 to IBR Plant License Agreement dated July 15, 2003 (incorporated by reference to Exhibit 10.11 to our Form SB-2/A filed July 5, 2006)

10.10	Secured Convertible Promissory Note in favor of United Organic Products, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.04 to our current report on form 8-K filed January 29, 2008)

10.11	Secured Promissory Note in favor of Waste Recovery Industries, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.05 to our current report on form 8-K filed January 29, 2008)

10.12	New Jersey Economic Development Authority $17,500,000 Solid Waste Facilities Revenue Bonds (Converted Organics of Woodbridge, LLC — 2007 Project), dated February 16, 2007 (incorporated by reference to Exhibit 10.13 on Form 10-K filed March 30, 2009)

10.13	Subscription Agreement between Registrant and Iroquois Master Fund Ltd. dated May 7, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 13, 2009)

10.14	Security Agreement between Registrant and Iroquois Master Fund Ltd dated May 7, 2009 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on May 13, 2009)

10.15	Security Agreement dated May 7, 2009 by and among Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC and Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.3 on Form 8-K filed on May 13, 2009)

10.16	Secured Promissory Note dated May 7, 2009 payable to Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.4 on Form 8-K filed on May 13, 2009)

10.17	Class C Common Stock Purchase Warrant dated May 7, 2009 entitling Iroquois Master Fund Ltd the right to purchase 750,000 shares of Converted Organics Inc.’s common stock (incorporated by reference to Exhibit 10.5 on Form 8-K filed on May 13, 2009)

10.18	Class D Common Stock Purchase Warrant dated May 7, 2009 entitling Iroquois Master Fund Ltd. the right to purchase 350,000 shares of Converted Organics Inc.’s common stock (incorporated by reference to Exhibit 10.6 on Form 8-K filed on May 13, 2009)

10.19	Subsidiary Guaranty dated May 7, 2009 by Converted Organics of California, LLC and Converted Organics of Woodbridge, LLC for the benefit of Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.7 on Form 8-K filed on May 13, 2009)

10.20	Securities Purchase Agreement from May 2009 offering between Registrant and Purchasers

Exhibit
Number	Description
(incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 20, 2009)

10.21	Form of Amended Agreement dated May 26, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 27, 2009)

10.22	Securities Purchase Agreement dated July 15, 2009 between Registrant and Purchasers (incorporated by reference to Exhibit 10.22 on Form 8-K filed on July 16, 2009)

10.23	Promissory Note by Converted Organics of Woodbridge, LLC in favor of Recycling Technology Development, LLC dated March 31, 2009 (incorporated by reference to Exhibit 10.16 on Form 10-Q filed August 14, 2009)

10.24	Promissory Note by Converted Organics of Woodbridge, LLC in favor of Hatzel & Buehler Inc. dated June 19, 2009 (incorporated by reference to Exhibit 10.15 on Form 10-Q filed August 14, 2009)

10.25	Promissory Note by Converted Organics of Woodbridge, LLC in favor of SNC Lavalin Project Services Inc. dated June 16, 2009 (incorporated by reference to Exhibit 10.14 on Form 10-Q filed August 14, 2009)

10.26	Subsidiary Guarantee dated September 14, 2009 by Converted Organics of California, LLC and Converted Organics of Woodbridge, LLC for the benefit of Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.6 on Form 8-K filed September 14, 2009)

10.27	Secured Convertible Promissory Note in favor of Iroquois Master Fund Ltd. dated September 14, 2009 (incorporated by reference to Exhibit 10.4 on Form 8-K filed September 14, 2009)

10.28	Security Agreement between Converted Organics of Woodbridge, LLC, Converted Organics of California, LLC and Iroquois master Fund Ltd dated September 14, 2009 (incorporated by reference to Exhibit 10.3 on Form 8-K filed September 14, 2009)

10.29	Security Agreement between Registrant and Iroquois Master Fund Ltd dated September 14, 2009 (incorporated by reference to Exhibit 10.2 on Form 8-K filed September 14, 2009)

10.30	Subscription Agreement between Registrant and Iroquois Master Fund Ltd dated September 14, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 14, 2009)

10.31	Class G Common Stock Purchase Warrant dated September 14, 2009 (incorporated by reference to Exhibit 10.5 on Form 8-K filed September 14, 2009)

10.32	Promissory Note in favor of Airside, Inc. dated September 24, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 28, 2010)

10.33	Form of Representatives Unit Purchase Option issued in October 2009 offering (incorporated by reference to Exhibit 10.1 on Form 8-K filed on October 21, 2010)

10.34	Promissory Note in favor of Heartland Technology Partners, LLC dated March 23, 2010 (incorporated by reference to Exhibit 10.34 to our Form 10-K filed March 31, 2010)

10.35	Supply and License Agreement between Registrant and Heartland Technology Partners, LLC dated March 23, 2010 (incorporated by reference to Exhibit 10.35 to our Form 10-K filed March 31, 2010)

10.36	Lease Agreement between Registrant and SWS Lewis Wharf, LLC dated November 24, 2009 (incorporated by reference to Exhibit 10.36 to our Form 10-K filed March 31, 2010)

10.37	Promissory Note in favor of Armistead Mechanical, Inc. dated November 19, 2009 (incorporated by reference to Exhibit 10.37 to our Form 10-K filed March 31, 2010)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to our Form 10-K filed March 31, 2010)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Form 10-K filed March 31, 2010)

23.1	Consent of CCR LLP (incorporated by reference to Exhibit 23.1 to our Form 10-K filed March 31, 2010)

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an Exhibit herein.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.
By:	/s/ Edward J. Gildea
	Name:	Edward J. Gildea
	Title:	President, Chief Executive Officer, Chairman of the Board

Date: April 30, 2010

By:	/s/ David R. Allen
	Name:	David R. Allen
	Title:	Chief Financial Officer, Executive Vice President of Administration

Date: April 30, 2010