Form 10-Q
period 2010-03-31
Converted Organics Inc.
filed 2010-05-14
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 11, 2010, there were 40,520,708 shares of our common stock outstanding.

Item 1. Financial Statements
CONVERTED ORGANICS INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$4,113,359	$10,708,807
Restricted cash	233,316	583,393
Accounts receivable, net	495,450	140,657
Inventories	371,301	448,748
Prepaid rent	641,781	600,684
Other prepaid expenses	624,319	102,442

Total current assets	6,479,526	12,584,731

Deposits	800,419	780,686
Restricted cash	29,769	29,769
Other assets	166,667	—
Property and equipment, net	18,382,828	18,626,910
Construction-in-progress	328,637	311,015
Capitalized bond costs, net	802,424	814,341
Intangible assets, net	1,923,617	1,995,619

Total assets	$28,913,887	$35,143,071

LIABILITIES AND OWNERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Term notes payable — current	$1,812,764	$2,274,413
Accounts payable	1,150,770	1,789,332
Accrued compensation, officers, directors and consultants	455,218	769,056
Accrued legal and other expenses	708,095	406,403
Accrued interest	249,191	618,526
Convertible note payable	286,450	355,164
Capital lease obligations — current	12,069	12,833

Total current liabilities	4,674,557	6,225,727

Capital lease obligation, net of current portion	25,654	27,742
Term notes payable, net of current portion	509,833	973,339
Derivative liabilities	2,261,897	1,626,742
Convertible note payable, net of current portion	—	17,767
Bonds payable	17,500,000	17,500,000

Total liabilities	24,971,941	26,371,317

COMMITMENTS AND CONTINGENCIES	—	—

OWNERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 75,000,000 shares at March 31, 2010 and December 31, 2009	3,802	3,777
Additional paid-in capital	60,209,902	58,660,042
Accumulated deficit	(56,271,758)	(49,892,065)

Total owners’ equity	3,941,946	8,771,754

Total liabilities and owners’ equity	$28,913,887	$35,143,071

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three month periods ended
	March 31, 2010	March 31, 2009
Revenues	$859,826	$491,839

Cost of goods sold	1,966,101	1,644,190

Gross loss	(1,106,275)	(1,152,351)

Operating expenses
General and administrative expenses	4,089,501	1,990,129
Research and development	64,059	167,384
Depreciation expense	2,819	3,069
Amortization of capitalized costs	75,371	101,291
Amortization of license	8,548	4,125

Loss from operations	(5,346,573)	(3,418,349)

Other income/(expenses)
Interest income	281	10,295
Derivative gain/(loss)	(635,155)	1,411,985
Interest expense	(398,246)	(1,906,752)

	(1,033,120)	(484,472)

Loss before provision for income taxes	(6,379,693)	(3,902,821)

Provision for income taxes	—	—

Net loss	$(6,379,693)	$(3,902,821)

Net loss per share, basic and diluted	$(0.17)	$(0.49)

Weighted average common shares outstanding	37,864,169	7,990,575

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN OWNERS’ EQUITY (DEFICIT)
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010

	Common Stock				Total
	Shares Issued and		Additional	Accumulated	Owners’ Equity
	Outstanding	Amount	Paid-in Capital	Deficit	(Deficit)
Balance, December 31, 2009	37,774,208	$3,777	$58,660,042	$(49,892,065)	$8,771,754
Stock options	—	—	1,292,492	—	1,292,492
Common stock issued upon conversion of convertible notes payable and accrued interest	81,500	8	97,335	—	97,343
Common stock issued as compensation	165,000	17	160,033	—	160,050
Net loss	—	—	—	(6,379,693)	(6,379,693)

Balance, March 31, 2010	38,020,708	$3,802	$60,209,902	$(56,271,758)	$3,941,946

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three month periods ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,379,693)	$(3,902,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of capitalized bond costs	11,917	11,917
Amortization of deferred financing fees	—	22,042
Amortization of intangible assets	72,002	220,873
Depreciation of fixed assets	462,358	498,566
Amortization of discounts attributable to warrants on private financing	—	230,492
Common stock issued for extension of convertible note payable	—	562,000
Common stock issued as compensation	160,050	120,313
Stock option compensation expense	1,292,492	—
Warrants issued in connection with private financing and equity transactions	—	662,479
Derivative loss (gain)	635,155	(1,411,985)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(354,793)	(166,848)
Inventory	77,447	(125,794)
Prepaid expenses and other current assets	(562,974)	(174,877)
Other assets	—	3,000
Deposits	(19,733)	602
Increase (decrease) in:
Accounts payable and other accrued expenses	(336,870)	1,709,462
Accrued compensation — officers, directors and consultants	(313,838)	(56,092)
Accrued interest	(358,473)	(281,337)

Net cash used in operating activities	(5,614,953)	(2,078,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Other assets	(166,667)	—
Release of restricted cash	350,077	1,708,104
Purchase of fixed assets	(218,276)	(1,928,746)
Construction costs	(17,622)	—

Net cash used in investing activities	(52,488)	(220,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term notes	(925,155)	—
Repayment of capital lease obligations	(2,852)	(22,516)
Member’s contributions	—	230,983
Member’s distributions	—	(201,630)
Repayment of mortgage payable	—	(943)

Net cash provided by (used in) financing activities	(928,007)	5,894

NET DECREASE IN CASH	(6,595,448)	(2,292,756)

Cash, beginning of period	10,708,807	3,357,940

Cash, end of period	$4,113,359	$1,065,184

Supplemental cash flow information:
Cash paid during the period in:
Interest	$756,719	$1,587,253

Non-cash financing activities:
Equipment acquired through assumption of capital lease	$—	$52,979
Equipment acquired through assumption of term note	—	118,250
Common stock issued upon conversion of convertible notes payable and accrued interest	97,343	6,323,095
Fair value of derivatives issued	—	3,827,686
Discount on warrants issued in connection with financings	—	2,870,313
Member’s contribution of convertible note	—	684,668
The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements of Converted Organics Inc. (the “Company”) have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of its financial position and operating results as of and for the three month interim periods ended March 31, 2010 and 2009.
     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. This Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K as of and for the year ended December 31, 2009.
NATURE OF OPERATIONS
     Converted Organics Inc. (the “Company”) uses food and other waste as a raw material to manufacture, sell and distribute all-natural fertilizer products with nutrition characteristics and which have been shown to support disease suppression. The Company generates revenues from two sources: product sales and tip fees. Product sales revenue comes from the sale of fertilizer products. Tip fee revenue is derived from waste haulers who pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors, and hospitality venues such as hotels, restaurants, convention centers and airports.
     Converted Organics of California, LLC, a California limited liability company and wholly-owned subsidiary of the Company, which operates the Company’s facility in Gonzales, California (the “Gonzales facility”) was formed when the Company acquired the assets of United Organics Products, LLC (“UOP”) and Waste Recovery Industries, LLC (“WRI”). The Gonzales facility produces approximately 25 tons of organic fertilizer per day, which is sold primarily to the California agricultural market. The Gonzales facility employs a proprietary method called High Temperature Liquid Composting (“HTLC”). The facility has been upgraded to enable it to accept larger amounts of food waste from waste haulers and may be further upgraded, depending on demand, to have the capability to produce a dry product in addition to the current liquid fertilizer it produces.
     Converted Organics of Woodbridge, LLC, is a New Jersey limited liability company and wholly-owned subsidiary of the Company, which was formed for the purpose of owning, constructing and operating the Company’s second facility in Woodbridge, New Jersey (the “Woodbridge facility”). The Woodbridge facility is designed to service the New York-Northern New Jersey metropolitan area and is currently operational at approximately 20% capacity. This facility also employs HTLC.
     Converted Organics of Rhode Island, LLC, a Rhode Island limited liability company and subsidiary of Converted Organics, was formed in July 2008 for the purpose of developing a facility at the Rhode Island central landfill. Converted Organics of Rhode Island, LLC has not had any activity since its formation. On February 25, 2010, the Company signed a letter of intent with the non-controlling interest in Converted Organics of Rhode Island to sell substantially all of the assets and a limited select amount of liabilities of Converted Organics of RI, a transaction that would include an assignment of the Company’s lease with the Rhode Island Resource Recovery Corporation (“RIRRC”).
     On January 26, 2010, the Company formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly-owned subsidiary of the Company, for the purpose of hiring a sales force and adding a poultry litter-based fertilizer product to the Company’s existing product lines. The Company has outsourced production of this product.
     On February 25, 2010, the Company signed a memorandum of understanding with MassOrganics I, under which MassOrganics I would operate the new manufacturing facility to be constructed at the Sutton Commerce Park in Sutton, Massachusetts. MassOrganics I has agreed to enter into a license agreement under which MassOrganics I will pay a licensing fee to the Company.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
CONSOLIDATION
     The accompanying unaudited interim consolidated financial statements include the transactions and balances of Converted Organics Inc. and its subsidiaries, Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC, Converted Organics of Rhode Island, LLC and Converted Organics of Mississippi, LLC. The transactions and balances of Valley Land Holdings, LLC, a variable interest entity of Converted Organics of California, LLC, were also consolidated therein until April 1, 2009. All intercompany transactions and balances have been eliminated in consolidation.
     The consolidated financial statements included Valley Land Holdings, LLC (“VLH”), as VLH had been deemed to be a variable interest entity of the Company as it was the primary beneficiary of that variable interest entity following the acquisition of the net assets of United Organic Products, LLC. VLH’s assets and liabilities consist primarily of cash, land and a mortgage note payable on the land on which the Gonzales facility is located. Its operations consist of rental income on the land from the Company and related operating expenses. In 2009, the sole member of VLH contributed cash and property to VLH in a recapitalization. VLH has henceforth been sufficiently capitalized and is no longer considered to be a variable interest entity of the Company. The Company deconsolidated VLH as a variable interest entity as of April 1, 2009 in its financial statements.
USE OF ESTIMATES
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.
RESTRICTED CASH
     As of March 31, 2010, the Company had remaining approximately $263,000 of restricted cash as required by its bond agreement. The Company continues to fund this obligation under the bond agreement using the Company’s available working capital. The Company placed in escrow approximately $30,000 to fund a reserve for lease payments. The remaining $233,000 is set aside in reserve for bond interest and principal payments. Third party trustee approval is required for disbursement of all restricted funds.
ACCOUNTS RECEIVABLE
     Accounts receivable represents balances due from customers, net of applicable reserves for doubtful accounts. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date. At March 31, 2010 and December 31, 2009, an allowance for doubtful accounts of $69,000 and $81,000, respectively, has been established against certain receivables that management has identified as uncollectible.
INVENTORIES
     Inventories are valued at the lower of cost or market, with cost determined by the first in, first out basis. Inventories consist primarily of raw materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves deemed necessary by management at March 31, 2010 and December 31, 2009.
PREPAID RENT
     The Company has recorded prepaid rent on its consolidated balance sheets which represents the difference between actual lease rental payments made as of March 31, 2010 and December 31, 2009, and the straight-line rent expense recorded in the Company’s consolidated statements of operations for the periods then ended relating to the Company’s facilities in Woodbridge, New Jersey and Gonzales, California.
DEFERRED FINANCING COSTS
     In connection with the private financing arrangement of January 24, 2008, the Company incurred legal and placement fees of $345,000. These fees were amortized over one year. Amortization expense of $22,042 was recorded during the three months ended March 31, 2009, related to these costs. These costs have been fully amortized into expense as of March 31, 2009.

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
LONG-LIVED ASSETS
     In accordance with ASC section 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such reviews are based on a comparison of the asset’s undiscounted cash flows to the recorded carrying value of the asset. If the asset’s recorded carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, the asset is written down to its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. No impairment charges were deemed necessary during the three month periods ended March 31, 2010 and 2009.
PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over the estimated useful lives of 7 to 20 years.
CAPITALIZED BOND COSTS
     In connection with its $17.5 million bond financing on February 16, 2007, the Company has capitalized bond issuance costs of $953,375 and is amortizing these costs over the life of the bond. Amortization expense of $11,917 was recorded in each of the three month periods ended March 31, 2010 and 2009, respectively.
DERIVATIVE INSTRUMENTS
     The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of the hedging relationship designation. Accounting for changes in the fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2010 and December 31, 2009, the Company did not have any derivative instruments that were designated as hedges.
REVENUE RECOGNITION
     Revenue is recognized when each of the following criteria is met:
•Persuasive evidence of a sales arrangement exists;
•Delivery of the product has occurred;
•The sales price is fixed or determinable, and
•Collectability is reasonably assured.
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
FAIR VALUE MEASUREMENTS
     The Company applies ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.
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
EARNINGS (LOSS) PER SHARE
     Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the diluted income (loss) per share is antidilutive and, as such, basic and diluted earnings (loss) per share are the same for the three month periods ended March 31, 2010 and 2009.
SEGMENT REPORTING
     The Company has no reportable segments as defined by ASC 280.
NEWLY ADOPTED ACCOUNTING STANDARDS
     The Company has determined there are no new accounting standards affecting the Company this period.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 3 — FAIR VALUE MEASUREMENTS
     The Company’s liabilities that are reported at fair value in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009 were as follows:

		Balance
	Observable Inputs	March 31, 2010	December 31, 2009
Derivative liabilities	Level 3	$(2,261,897)	$(1,626,742)
     The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the three month period ended March 31, 2010:

Balance as of December 31, 2009	$(1,626,742)
Net losses	(635,155)

Balance as of March 31, 2010	$(2,261,897)

     The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, which carrying amounts approximate fair value.
NOTE 4 — INVENTORIES
     The Company’s inventories consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Finished goods	$259,681	$252,860
Raw materials	76,952	151,701
Packaging materials	34,668	44,187

Total inventories	$371,301	$448,748

NOTE 5 — DEBT
TERM NOTES
     The Company entered into a financing agreement with an equipment financing company to acquire equipment for its Woodbridge facility. The note is for $118,250, bears an imputed interest rate of 9% and has a three year term, maturing January, 2012.
     During 2009, the Company agreed to convert certain accounts payables totaling approximately $4,718,000 related to the construction of the Woodbridge facility into term notes ranging from 12 to 24 months at various rates ranging from 0% to 9% and payment terms maturing through September 2011. Certain of these notes carry liens which will be released upon full and final payment of the note. The Company has recorded a discount on certain of the above notes representing imputed interest of approximately $54,000, which will be amortized during the non-interest bearing period of the notes repayments. The outstanding balance of these term notes was approximately $2,300,000 and $3,300,000 at March 31, 2010 and December 31, 2009, respectively.
     The Company obtained the necessary bondholder consents to enter into these agreements.
     On February 16, 2007, concurrent with its initial public offering, the Company’s wholly-owned subsidiary, Converted Organics of Woodbridge, completed the sale of $17,500,000 of New Jersey Economic Development Authority Bonds. Direct financing costs related to this issuance totaled approximately $953,000, which have been capitalized and are being amortized over the life of the bonds. The bonds carry a stated interest rate of 8% and mature on August 1, 2027. The bonds are secured by a leasehold mortgage and a first lien on the equipment of Woodbridge. In addition, Woodbridge had agreed to, among other things, establish a fifteen month capitalized interest reserve and to comply with certain financial statement ratios. The capitalized interest reserve has been depleted and is now being funded monthly by the Company. The Company has provided a guarantee to the bondholders on behalf of Woodbridge for the entire bond offering.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 5 — DEBT — Continued
BOND FINANCING
     On March 6, 2009, the Company entered into an agreement with the holders of the New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures on the Woodbridge facility and to defer interest payments on the bonds through July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, the Company issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant. The expense associated with these warrants of $662,000 is reflected as interest expense in the consolidated statements of operations for the three months ended March 31, 2009. On July 30, 2009 the deferred interest payments were paid in full. In September of 2009, the holders of the bonds agreed to continue to defer monthly deposits to the interest escrow through January, 2010. The Company funded the escrow following its secondary public offering in October, 2009. The escrow balance of approximately $233,000 is reflected as current restricted cash on its balance sheet at March 31, 2010.
CONVERTIBLE NOTE PAYABLE
     The holder of the convertible note in connection with the acquisition of UOP and WRI commenced converting the principal and interest payments to shares of common stock. Accordingly, during the year ending December 31, 2009 the Company issued 281,500 shares of common stock to the note holder, representing principal and interest payments of approximately $316,000. During the period ended March 31, 2010, the Company issued 81,500 shares of common stock representing principal and interest payments of approximately $97,000. The principal balance of the note is approximately $286,000 at March 31, 2010.
NOTE 6 — DERIVATIVE INSTRUMENTS
     On May 7, 2009, in connection with notes issued pursuant to a financing agreement an investor received five-year warrants to purchase 750,000 shares and 350,000 shares of Company common stock, with exercise prices of $1.00 per share and $1.50 per share, respectively, (Class C and D warrants, respectively) subject to certain anti-dilution provisions. The placement agent used for the offering was issued 135,000 Class C warrants and 65,000 Class D warrants. These warrants are subject to certain anti-dilution right for issuance below the exercise prices and are not registered and cannot be traded. The Company has determined that the warrant provisions providing for protection for issuances below the warrant exercise prices could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. Therefore, the Company determined that the warrants issued in connection with this financing to be a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. At December 31, 2009, the fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6% was a derivative liability of approximately $563,500. The liability was revalued as of March 31, 2010 using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.43%; no dividend yield, volatility of 104.1%, resulting in a revalued liability of approximately $769,800 and a derivative loss of approximately $206,300, on the consolidated statement of operations for the three months ended March 31, 2010.
     On September 8, 2009, in connection with notes issued pursuant to a financing agreement on that date, an investor received a five-year warrant to purchase 2,500,000 shares of the Company’s common stock, with exercise prices of $1.25 per share, subject to certain anti-dilution rights for issuances below such exercise price; provided that absent shareholder approval, the exercise price may not be reduced to less than $1.08 per share (Class G warrants). These warrants are not registered and cannot be traded. The Company has determined that the warrant provisions providing for issuances below the warrant exercise price could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. The Company has determined that the warrants issued in connection with this financing are a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. At December 31, 2009, the fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6% was a derivative liability of approximately $1,063,200. The liability was revalued as of March 31, 2010 using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.43%; no dividend yield, volatility of 104.1%, resulting in a revalued liability of approximately $1,492,100 and a derivative loss of approximately $428,900, on the consolidated statement of operations for the three months ended March 31, 2010.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 7 — OWNERS’ EQUITY (DEFICIT)
     On October 20, 2009, the Company closed a secondary public offering of 17,250,000 units, including 2,250,000 units reflecting the exercise in full of the underwriters’ over-allotment option, at a price per unit of $1.06. Each unit consists of one share of common stock and one newly created Class H warrant, with each Class H warrant exercisable for one share of common stock at an exercise price of $1.30 per share. The warrants will expire on October 14, 2014. The Class H warrants are listed on the NASDAQ Capital Market under the symbol “COINW”. The approximately $16.4 million of net proceeds to the Company, after deducting the underwriting discounts and commissions and other estimated offering expenses, will be used for further development and execution of the Company’s sales and marketing plan, strategic growth initiatives, other general corporate purposes, and were used to repay the six-month note the Company issued in September 2009 in the principal amount of $1,540,000.
     On March 17, 2010, the Company granted 165,000 shares of common stock to a consultant who provides consulting services to the Company as remuneration for services rendered. The grant was measured using the closing price of the Company’s stock on the date of grant. The statement of operations includes a charge of $160,050 for the three months ended March 31, 2010 related to this grant, which was credited to additional paid-in capital.
WARRANTS
     On February 16, 2007, in connection with the Company’s public offering, the Company sold 1,800,000 equity units consisting of one share of common stock, one Class A warrant and one Class B warrant. On March 13, 2007, the Class A and Class B warrants began to trade as separate securities. In November 2008, the Company redeemed the Class A warrants. The Class B warrants expire on February 16, 2012 and there is no provision for the Company to redeem these warrants prior to the expiration date.
     On January 24, 2008, in conjunction with a private financing arrangement of the Company, the Company issued 750,000 Class A and 750,000 Class B Warrants to the investors. Such warrants are exercisable for one share of the Company’s common stock, adjusted for dividends, at $8.25 and $11.00, respectively. Once the Company’s registration statement related to the underlying shares was declared effective, one-half of the warrants were returned to the Company by the investors.
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
     On May 7, 2009, the Company issued 885,000 Class C warrants and 415,000 Class D warrants in connection with securing a private financing agreement. Each Class C and Class D warrant may be exchanged for one share of common stock at an exercise price of $1.00 and $1.02, respectively. The shares underlying these warrants have not been registered and these warrants cannot be traded.
     On May 26, 2009, investors exercised outstanding warrants to purchase 1,500,000 shares of commons stock at $1.40 per share, providing the Company with $2.1 million before fees and expenses of $135,000, which were charged to Additional Paid-in Capital. In addition, and as an inducement to enter into this transaction, the Company issued the investors an additional 1,500,000 Class E warrants with a strike price of $1.63 and an expiration date of May 27, 2014.
     On July 15, 2009, in connection with the issuance of 1,961,000 shares to an institutional investor, the Company issued Class F warrants to purchase 585,000 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrants may be exercised commencing January 15, 2010 until July 15, 2014.
     On September 8, 2009, the Company issued 2,500,000 Class G warrants in connection with a note issued pursuant to a financing agreement. Each Class G warrant may be exchanged for one share of common stock at an exercise price of $1.25 per share, subject to certain anti-dilution rights for issuances below such exercise price; provided that absent shareholder approval, the exercise price may not be reduced to less than $1.08 per share. The shares underlying these warrants have not been registered and these warrants cannot be traded.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 7 — OWNERS’ EQUITY (DEFICIT) — Continued
WARRANTS — Continued
     On October 20, 2009, the Company issued 17,250,000 Class H warrants in conjunction with its secondary public offering, described above. Each Class H warrant may be exchanged for one share of common stock at an exercise price of $1.30, and has an expiration date of October 14, 2014. Each warrant may be exchanged for one share of common stock.
The following table sets forth the outstanding warrants as of March 31, 2010:

	Class B	Class C	Class D	Class E	Class F	Class G	Class H
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise
	Price $11.00	Price $1.00	Price $1.02	Price $1.63	Price $1.25	Price $1.25	Price $1.30
Outstanding at December 31, 2009	4,932,438	885,000	415,000	1,500,000	585,000	2,500,000	17,250,000

Exercised	—	—	—	—	—	—	—
Canceled	—	—	—	—	—	—	—

Outstanding at March 31, 2010	4,932,438	885,000	415,000	1,500,000	585,000	2,500,000	17,250,000

NOTE 8 — STOCK OPTION PLAN
     The following table presents the activity under the 2006 Stock Option Plan from January 1, 2010 through March 31, 2010:

	Options
	Outstanding	Price Per Share
Outstanding at December 31, 2009	1,230,295	$3.54
Granted	2,508,500	.68
Exercised	—	—
Canceled	—	—

Outstanding at March 31, 2010	3,738,795	$1.63

Exercisable at March 31, 2010	3,688,795	$1.63

     The expense associated with these options granted was calculated using a Black-Scholes model. The resulting expense of the above options granted was $1,286,532 is included in general and administrative expense on the consolidated statement of operations for the three month period ended March 31, 2010. As of March 31, 2010, there was unrecognized compensation cost of approximately $18,000 related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. There was no intrinsic value of the Company’s outstanding stock options at March 31, 2010.
NOTE 9 — RELATED PARTY TRANSACTIONS
ACCRUED COMPENSATION-OFFICERS, DIRECTORS AND CONSULTANTS
     As of March 31, 2010 and December 31, 2009, the Company has an accrued liability totaling $455,218 and $769,056, respectively, representing accrued compensation to employees, officers, directors and consultants.
CONVERTED ORGANICS OF RHODE ISLAND, LLC
     Converted Organics of Rhode Island, LLC (“Converted Organics of RI”) was formed for the purpose of developing and operating a waste to fertilizer facility in Johnston, Rhode Island. A development consultant who has provided services to the Company holds a 7.5% non-controlling interest in Converted Organics of RI. For the three month periods ended March 31, 2010 and 2009, the consultant was paid $0 and $15,000, respectively, for services rendered, and was granted 121,528 shares of the Company’s common stock at March 31, 2009. As stated in Note 1, the Company signed a letter of intent on February 25, 2010 with the non-controlling interest in Converted Organics of RI to sell substantially all of the assets and a limited select amount of liabilities of Converted Organics of RI.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 10 —COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENT
     The Company’s future minimum lease payments are as follows:

For years ended December 31,
2010 (April 1, 2010 through December 31, 2010)	$957,284
2011	1,291,182
2012	1,297,845
2013	1,202,281
2014	1,214,479
2015 and thereafter	8,359,440

$14,322,511

LOAN COMMITMENT
     On March 23, 2010, the Company entered into a bridge loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The bridge loan agreement requires the Company to advance $500,000 to HTP in three monthly installments commencing upon signing of the loan. The Company has advanced HTP $166,667 classified as non-current other assets at March 31, 2010.
PURCHASE COMMITMENT
     On January 25, 2010, Converted Organics of Mississippi, LLC, a wholly-owned subsidiary of the Company entered into a purchase order for 4700 tons of chicken litter based fertilizer for $615,700. At March 31, 2010, the Company has made deposits of $458,000 to the contractor. The remaining deposit of $157,700 was paid in April 2010. As of March 31, 2010, the Company has taken delivery of $47,000 of product.
LEGAL PROCEEDINGS
     The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf except as follows.
     On December 11, 2008, we received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, we filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from our alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, we filed our answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. We plan to vigorously defend this matter and are unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 10 —COMMITMENTS AND CONTINGENCIES — CONTINUED
LEGAL PROCEEDINGS - Continued
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
     On May 19, 2009, we received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from our Woodbridge facility and our alleged, intentional failure to disclose to adjacent property owners the possibility of our facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al.
NOTE 11 — SUBSEQUENT EVENTS
     On April 20, 2010, Converted Organics Inc. entered into a Securities Purchase Agreement with a single institutional investor (Investor). Pursuant to the Securities Purchase Agreement, the Company agreed to issue to the Investor: (a) 2,400,000 shares of our common stock at $1.06 per share and (b) five-year warrants to purchase 1,163,362 shares of our common stock at an exercise price of $1.06 per share (the “Warrants”). The Warrants may be exercised at any time on or following a date one year after the date of issuance and will expire five years from the date of issuance. The Company offering closed on April 22, 2010 and provided the Company with net proceeds of approximately $2.4 million.
     The Company currently does not have sufficient authorized shares of common stock to permit the exercise of the Warrants. The Company has agreed to hold a shareholders’ meeting by July 15, 2010 to approve an increase to our authorized shares. If the proposal to approve the increase is not approved by our shareholders, we have agreed to hold additional meetings every four months until such approval is achieved. The Company has entered into a registration rights agreement pursuant to which it has agreed that upon the receipt of the required shareholder approval, it will file a registration statement to register the shares underlying the warrant. The registration rights agreement requires the Company to have the registration statement declared effective within 90 days of filing (or 120 days if the staff of the SEC performs a full review of the filing). If the Company fails to meet these deadlines, the registration rights agreement requires the Company to pay liquidated damages to the holder of the Warrants.
     On May 10, 2010 the Company’s license agreement with International Bio-Recovery Corp was formally terminated. This license and associated property were fully impaired by the Company in the year ended December 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated interim financial statements and related notes to the consolidated interim financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2009. Actual results could differ materially from these forward-looking statements. Converted Organics Inc. is sometimes referred to herein as “we”, “us”, “our” and the “Company”.
Introduction
     Our operating structure is composed of our parent company, Converted Organics Inc., three wholly-owned operating subsidiaries and a 92.5% owned non-operating subsidiary. The first operating subsidiary is Converted Organics of Woodbridge, LLC, which includes the operation of our Woodbridge, New Jersey facility. The second operating subsidiary is Converted Organics of California, LLC, which includes the operation of our Gonzales, California facility. The third operating subsidiary is Converted Organics of Mississippi, LLC (“Converted Organics of Mississippi), a Mississippi limited liability company, established for the purpose of adding a poultry litter-based fertilizer product to the Company’s existing product lines and hiring a sales force to sell this product. The Company has outsourced production of the poultry liter-based fertilizer product. The 92.5% owned subsidiary is Converted Organics of Rhode Island, LLC (“Converted Organics of RI”), which currently has no operating activity. On February 25, 2010, the Company signed a letter of intent with the non-controlling member in Converted Organics of RI to sell substantially all of the assets and a limited select amount of liabilities of Converted Organics of RI. We construct and operate processing facilities that use food waste as raw material to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics. In addition, we sell a poultry litter based fertilizer product. We have current sales in the agribusiness, retail and turf management markets. We have hired experienced sales and marketing personnel in these markets. We also hope to achieve additional revenue by licensing the use of our technology to others.
          Woodbridge Facility
     We obtained a long-term lease for a site in a portion of an industrial building in Woodbridge, New Jersey that the landlord has modified and that we have equipped as our first internally constructed waste conversion facility. We are currently producing both liquid and dry product at that facility. We have two revenue streams: (1) tip fees that in our potential markets range from $25 to $80 per ton, and (2) product sales. Tip fees are paid to us to receive the food waste stream from waste haulers; the hauler pays us, instead of a landfill, to take the waste. If the haulers source, separate and pay in advance, they are charged tip fees that are up to 20% below market. In the first three months of 2010, we recorded tip fees and product sales revenue of approximately $148,000. We are currently operating at less than full capacity at that facility. At full capacity, the Woodbridge facility is expected to process approximately 78,000 tons of food waste and produce approximately 9,900 tons of dry product and approximately 10,000 tons of liquid product annually. We plan to continue bringing additional material on line subject to the increase in demand for our product. During the first three months of 2010, we generated revenue from this facility in the form of tip fees of approximately $123,000 and product sales of approximately $25,000. In order for this facility to be cash flow positive, we estimate that sales would need to be in a range of $450,000 to $550,000 per month. We estimate that the product can be sold in the range of $400 to $700 per ton based on the market to which it is sold. Based on the above, we would have to produce and sell approximately 45-55% of the capacity of the Woodbridge facility to be cash flow positive and until our sales and production volume reach that level, we will not be cash flow positive and therefore we plan to use some of the funds raised in our October 20, 2009 public offering for future working capital purposes.
     In early November 2009, during routine maintenance, we discovered corrosion in the walls of one of our 120,000 gallon International Bio Recovery (IBR) digesters and determined that the corrosion was due to our manufacturing process and the unsatisfactory performance of a protective coating that was applied at the time of installation. Through subsequent wall thickness testing we determined that the corrosion was significant in two digesters and that we would not be able to use those digesters for their intended purpose in our manufacturing process and that they would have to be repaired or replaced. The IBR digesters were operated using the Enhanced Autothermal Thermophilic Aerobic Digestion (EATAD) technology which was granted to us pursuant to an license agreement with IBR.

     We considered the most cost effective solutions to the corrosion matter, including the installation of stainless steel liners into the two 120,000 gallon digesters or the installation of additional CLF digesters, two of which are already installed and working at the facility. We determined the most cost effective and efficient solution is to utilize the CLF digesters, which are the digester units used at our Gonzales facility and are the ones which operate using our proprietary High Temperature Liquid Composting (HTLC) technology. These digesters are smaller in capacity and they have shown through the operation of our Gonzales facility, to be reliable and effective in the production of organic fertilizer products. Currently, the Woodbridge facility is operating at approximately 20% of capacity. Our plan is to gauge the demand for our liquid product, and as the demand increases, we will add production capacity by adding additional CLF digesters. We anticipate that it will take 8 additional CLF digesters to bring the facility to 100% capacity at a cost of approximately $1.8 million. While we had previously used the IBR digester tanks at the Woodbridge facility, we believe that the CLF digesters that utilize our proprietary technology provide for a more efficient operation at the Woodbridge facility. We believe the CLF digesters are easier to operate and maintain, and we have found that using the CLF digester tanks has minimized or eliminated the odor issues previously faced by the Woodbridge facility. On May 10, 2010 the Company’s license agreement with International Bio Recovery Corp was formally terminated. This license and associated properly were fully impaired by the Company in the year ended December 31, 2009. Throughout 2009, our production at the plant was limited by odor issues to approximately 20% of capacity and therefore the corrosion issues we faced in fourth quarter 2009 has not affected our ability to produce product and meet current sales demand. However, because we believe that we have corrected the odor issues and we anticipate increased sales throughout 2010, we may face a timing related issue regarding increasing production capabilities and fulfilling the anticipated sales orders increase. If such a timing issue should occur, we may be unable to generate positive cash flow from the Woodbridge facility as quickly as we had originally anticipated. During this period of diminished production capacity we are looking at and acting to lower operating costs at the facility in order to decrease cash requirements.
     During the start up phase at the Woodbridge facility, we experienced emissions violations related to odor issues. After utilizing the services of two odor consultants and modifying our operation procedures, we have noticed a significant decrease in odor levels, which tests reveal are at negligible levels. We were fined by the Middlesex County Health Department (MCHD) for the violations received and we subsequently hired consultants to assist with the correction process. In late July 2009, we began implementing operational procedures at the plant which were recommended by the odor control consultants and since then we have not experienced significant odor issues; however, we have not obtained release from the MCHD concerning this issue and there is no assurance that we can obtain such a release. MCHD recognized that we have made substantial efforts and improvements at our Woodbridge facility in odor control and as a result, has negotiated a sixteen (16) month payment plan for the odor violations issued from May 2009 through July 22, 2009 for an amount totaling $268,500. As of March 31, 2010, the total amount of fines levied by the MCHD totaled $379,375, of which we had paid $159,468 (of which $157,718 were related to odor emissions), and we had an unpaid balance of $219,906. The financial statements at March 31, 2010 include an accrued liability of $219,906 related to the unpaid balance. Since October 2009 through the date of this report, we have not received further odor violations from the MCHD. In addition, we are investigating any legal remedies that we may have under warranty.
          UOP Acquisition; WRI Acquisition; Gonzales Facility
     On January 24, 2008, we acquired the net assets of United Organic Products, LLC (UOP), which was under common ownership with Waste Recovery Industries, LLC (WRI). With this transaction, we acquired a leading liquid fertilizer product line, as well as the Gonzales facility, which is a state-of-the-art production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility is operational and began to generate revenues for us in February 2008. The purchase price of $2,500,000 was paid in cash of $1,500,000 and note payable of $1,000,000. The note matures on January 1, 2011, has an interest rate of 7% per annum, is payable monthly in arrears, and is convertible into our common stock at the option of the holder at a price equal to the average closing price of our common stock on the NASDAQ Capital Market for the five days preceding conversion. As of March 31, 2010, the note payable had a remaining principal balance of approximately $286,450 and the holder had converted approximately $408,606 in principal and interest on the note into 363,000 shares of our common stock.
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
     On January 24, 2008, we also acquired the net assets, including the intellectual property, of WRI. This acquisition makes us the exclusive owner of the proprietary technology and process known as the High Temperature Liquid Composting, or HTLC, system, which processes various biodegradable waste products into liquid and solid food waste-based fertilizer and feed products. The purchase price of $500,000 was paid with a 7% short-term note that was paid on May 1, 2008. In addition, the purchase price provides for a technology fee payment of $5,500 per ton of waste-processing capacity for capacity that is either added to plants that were not planned at the time of this acquisition and that use this technology. There is a 10 year cap for these $5,500 per ton of waste processing capacity charges with no minimum payment required. The per ton fee is not payable on the Woodbridge facility or the Gonzales facility acquired in the acquisition or the currently planned addition thereto, except to the extent that capacity (in excess of the currently planned addition) is added to those facilities in the future. The purchase agreement also provides for a 50% profit share with WRI’s sellers on any portable facilities. The purchase agreement provides further that if we decide to exercise our right, obtained in the WRI acquisition, to enter into a joint venture with Pacific Seafoods Inc. for the development of a fish waste-processing product, we will pay 50% of our profits, which is less the 50% of the profits paid to Pacific Seafoods Inc., earned from this product to the seller of WRI. Combined payments of both the $5,500 per ton technology fee and the profits paid from the fish waste-processing product, if any, is capped at $7 million with no minimum payment required. In April 2008, we entered into an agreement with Pacific Seafoods Inc. whereby we will pay Pacific Seafoods Inc. 50% of the profits from the fish waste-processing product. To date, no profits have been earned from the fish waste-processing product. It is our intention to expense the payments, if any, that are paid on either the profits from the fish waste-processing product or the $5,500 per-ton technology fee.
     In the three month period ending March 31, 2010, the Gonzales facility generated revenues of $525,000 and a positive gross margin of $96,000, or 16%. We plan to continue to improve this operating margin by channeling sales into the turf and retail markets, by generating tip fees from receiving additional quantities of food processing waste and by reducing the amount of raw material and freight costs currently associated with the production process. In addition, we have plans to add capacity to the Gonzales plant, whereby the plant will be able to produce approximately three times its current production and will be capable of producing both liquid and solid products. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing but have delayed the upgrades which would allow us to produce dry product. The remaining upgrades have been delayed due to a lack in market demand for a dry product within the area the Gonzales facility serves. Because we will have to obtain the proper building permits for continued expansion, further development of the Gonzales facility will be delayed until those permits are obtained, which we believe will be during the second half of 2010 or in early 2011.
     The Gonzales facility began to generate cash flow in June of 2009 and has continued that trend through the first quarter 2010. We estimate that the plant in its current configuration, and based on current market prices, has the capacity to generate monthly sales in the range of $350,000 to $400,000. If sales increase above the current per month level, we expect the additional cash flow from the Gonzales facility will be used to offset operating expenses at the corporate level.
          Converted Organics of Mississippi, LLC
     On January 26, 2010, the Company formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly owned subsidiary of the Company, for the purpose of adding a poultry litter-based fertilizer product to our existing product lines and hiring a sales force to sell this product. The Company has outsourced production of this new product line. From the date of inception through March 31, 2010, Converted Organics of Mississippi, LLC recorded product sales revenue of approximately $117,000.
          Industrial Wastewater Resources Division
     On March 23, 2010, we entered into a bridge loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The bridge loan agreement requires the Company to advance $500,000 to HTP in three monthly installments that commenced upon signing of the loan. The outstanding principal balance of the bridge loan is due if either a change of control of HTP or the completion by HTP of a financing in excess of $10 million occurs on or before June 30, 2012. In consideration for entering the bridge loan agreement, the Company was granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT(TM) Concentrator technology in the U.S. industrial wastewater (IWW) market. The IWW market involves the treatment of waters that have been contaminated by anthropogenic industrial or commercial activities, prior to their reuse or release into the environment. A breakthrough wastewater treatment process, the LM-HT(TM) Concentrator reduces carbon emissions compared to traditional technologies by using waste heat and renewable energy as thermal fuel. In addition, we have hired a senior executive in the waste water processing industry and have begun to develop plans to operate our Industrial Wastewater Resources division.

Recent Financing Activities
     On April 20, 2010, we entered into an agreement with a single institutional investor, pursuant to which we issued to the investor: (a) 2,400,000 shares of common stock and (b) a five-year warrant to purchase 1,163,362 shares of common stock at an exercise price of $1.06 per share. The warrant may be exercised at any time on or following a date one year after the date of issuance and expires five years from the date of issuance. We currently do not have sufficient authorized shares of common stock to permit the exercise of the warrant. We have agreed to hold a shareholders’ meeting to approve an increase to the authorized shares. If the proposal to approve the increase is not approved by our shareholders, we have agreed to hold additional meetings every four months until we achieve such approval. The transaction closed on April 22, 2010 and provided the Company with net proceeds of approximately $2.4 million.
Future Development
     We have developed smaller capacity operating units, namely the Scalable Modular AeRobic Technology (SMART) units, that are suitable for processing 5 to 50 tons of waste per day, depending on owner/user preference. The semi-portable units are capable of operating indoors or outdoors and may be as sophisticated or as basic in design and function as the owner/user requires. The SMART units will be delivered to jobsites in pre-assembled, pre-tested components, and will include a license to use the HTLC technology. Our target market is users who seek to address waste problems on a smaller scale than would be addressed by a large processing facility. Our plan contemplates that purchasers of the SMART units would receive tip fees for accepting waste and would sell fertilizer and soil amendment products in the markets where their units operate. We plan to market and sell the SMART units in both the United States and abroad.
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
     Our long-term strategic plan calls for the development and construction of facilities in addition to our Gonzales and Woodbridge facilities. In connection with this plan, we have already done preliminary work aimed at establishing facilities in Massachusetts, where we have performed initial development work in connection with construction of three manufacturing facilities to serve the eastern Massachusetts market. Two of our proposals to develop facilities are currently under review by the property owners. The third proposal has evolved into the MassOrgnaics I transaction described in the paragraph above. The Massachusetts Strategic Envirotechnology Partnership Program has completed a review of our technology
Trends and Uncertainties Affecting our Operations
     We are subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. Furthermore our plan calls for raising additional debt and/or equity financing to construct additional operating facilities. Currently there has been a slowdown in lending in both the equity and bond markets which may hinder our ability to raise the required funds.
Liquidity and Capital Resources
     At March 31, 2010, we had total current assets of approximately $6.5 million consisting primarily of cash, accounts receivable, inventories and prepaid assets, and had current liabilities of approximately $4.7 million, consisting primarily of accounts payable, accrued expenses and notes payable, leaving us with positive working capital of approximately $1.8 million. Non-current assets totaled $22.4 million and consisted primarily of property and equipment, intangible assets and deposits. Non-current liabilities of approximately $20.3 million consist primarily of bonds payable of $17.5 million and a $2.3 million derivative liability. We have an accumulated deficit at March 31, 2010 of approximately $56.3 million. Owners’ equity at March 31, 2010 was approximately $3.9 million. For the first three months of 2010, we generated revenues from operations of approximately $860,000.
     During the first quarter of 2010, we have used approximately $6.6 million of our available cash that was on hand at December 31, 2009. The significant cash expenditures during the first quarter of 2010 were as follows:

$995,000
to fund future revenue generating activities, including the purchase of chicken litter-based fertilizer product ($560,000), a deposit for a license to treat Industrial Wastewater ($210,000) and to fund capital equipment purchases ($225,000).

$925,000	to repay debt principal on notes owed to construction vendors for our New Jersey Facility.

$1,300,000	to reduce accounts payable and accruals at December 31, 2009.

$3,400,000	to fund ongoing operations during the first quarter of 2010, including $600,000 of marketing costs to implement a formal marketing program.
Our plan to become cash flow positive before depleting our available cash is as follows:
     We currently have manufacturing capabilities in our Woodbridge and Gonzales facilities as a means to generate revenues and cash, although at the present time, due to design and construction issues with our digesters discussed in “Introduction — Woodbridge Facility” above, only the Gonzales facility has the current capacity to generate positive cash flow from operations. In addition, we have begun to sell a poultry litter-based organic fertilizer product which is produced for us by a third party supplier. Sales of this product began in 2010; we generate a positive operating margin and we anticipate positive cash flow from the sales of this product. Our estimated cash requirements for 2010 on a monthly basis are approximately $400,000 at the corporate level, $500,000 for Woodbridge and $200,000 for Gonzales. Currently our cash requirement leaves us with a cash shortfall of approximately $800,000 per month. We estimate that at the current production capacity at Woodbridge and Gonzales, we could provide enough product to achieve additional revenues of $600,000 to $750,000 per month, which would not provide sufficient cash flow to cover our cash requirements. Our plan to achieve positive cash flow is to increase production capacity at our Woodbridge facility and to increase sales levels of all product that we either manufacture ourselves or purchase from an outside supplier, including the poultry litter-based organic fertilizer product. If we are unable to increase production capacity or sales levels or if expenses exceed anticipated amounts then we will need to seek additional financing in order to cover our cash shortfall.
     During 2009 and through the date of this filing, we raised funds that were used towards the operation of the Company. In 2009, the holders of the New Jersey Economic Development Authority bonds released $2.0 million of escrowed funds for us to use and we obtained $1.3 million of secured debt financing. We raised another $4.2 million in capital through the issuance of common stock and the exercise of warrants. In September 2009, we raised $1.4 million by the issuance of a convertible note in principal amount of $1.54 million, which included an original issue discount of 10%, and the issuance of warrants to purchase 2,500,000 shares of common stock at an exercise price of $1.25 per share. The convertible note was repaid in October 2009. On October 20, 2009, we raised approximately $16.4 million after expenses through a secondary public offering of 17,250,000 units. The units were priced at $1.06 and each is comprised of one share of the Company’s common stock and one newly created Class H Warrant. On April 20, 2010, we raised net proceeds of $2.4 million by through the issuance of (a) 2,400,000 shares of common stock and (b) a five-year warrant to purchase 1,163,362 shares of common stock at an exercise price of $1.06 per share.
     We believe the funds received through our secondary public offering and the April 2010 financing will be sufficient to operate our current business until we are cash flow positive assuming we achieve our desired production capacity and sales levels and assuming we do not encounter additional costs or expenses, either unforeseen or through any proposed mergers and/or acquisitions. To reach our desired production capacity we would have to add additional capacity of at least three HTLC digesters at our Woodbridge facility for a total cost of approximately $650,000. We plan to add additional capacity at the Woodbridge facility as product demand and product sales from this facility increase. If we do not achieve our desired production capacity or sales levels, or if we encounter unforeseen costs or expenses (including costs or expenses required to complete future acquisitions), we may require additional financing prior to achieving cash flow form operations for which we have no commitments. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. Moreover, we are not permitted to borrow any future funds unless we obtain the consent of the holders of the New Jersey Economic Development Authority bonds. We have obtained such consent for prior financing, but there is no guarantee that we can obtain such consent in the future.

Results of Operations
     For the three month period ended March 31, 2010, we had an after tax net loss of $6.4 million compared to $3.9 million for the three month period ended March 31, 2009. The increase in the net loss of $2.5 million is made up of the following favorable and (unfavorable) major components, of which $2.0 million is composed of non-cash items.
     For the three month period ended March 31, 2010, we had sales of approximately $860,000 compared to $492,000 for the same period in 2009. The $368,000 increase is comprised of a $325,000 increase in sales from our Gonzales facility, a $74,000 decrease in sales from our Woodbridge facility and sales of $117,000 from our newly formed Mississippi, LLC. Gonzales sales for the three month period ended March 31, 2010 were $595,000 and Woodbridge sales were $148,000.
     For the three month period ended March 31, 2010 we had cost of goods sold of approximately $2 million compared to $1.6 million cost of goods sold for the same period in 2009. The increase in cost of goods sold is related to an increase in depreciation expense due to assets placed in service and depreciated particularly at our Woodbridge facility. As sales increase at the Gonzales and Woodbridge facilities, we expect that we will add variable costs for raw materials but that the current level of fixed costs will not increase proportionally. At the Gonzales facility, sales increased by $325,000; however, the cost of sales increased by $83,000 which generated a 75% margin on the incremental activity. Sales at the Woodbridge facility decreased by $74,000 due to timing of deliveries. Cost of goods sold at the Woodbridge facility increased $143,000 due to $435,000 of depreciation expense as the facility is now operational. Excluding depreciation expense, cost of goods sold decreased $292,000 as a result of production efficiencies gained over the past year. Mississippi generated a gross margin of 43% on sales of $117,000.
     We incurred General and Administrative expenses of approximately $4.1 million and $2 million for the three month periods ended March 31, 2010 and 2009, respectively. The approximately $2.1 million increase in general and administrative expenses from 2010 to 2009 is composed of increases related to compensation expense related to the issuance of stock options and restricted shares of $1.4 million along with an increase in marketing costs of approximately $460,000.
     We incurred Research and Development costs of $64,000 and $167,000 for the three month periods ended March 31, 2010 and 2009, respectively.
     We recognized derivative losses of approximately $635,000 and derivative gains of approximately $1,412,000 in the three month periods ended March 31, 2010 and 2009, respectively. These losses and gains are non-cash in nature and are recorded due to our adoption of guidance contained in the Accounting Standards Codification (“ASC”) on January 1, 2009, and are more fully described in Item 1. Financial Statements of this quarterly report on Form 10-Q.
     Interest expense for the three months ended March 31, 2010 and 2009 was approximately $398,000 and $1.9 million, respectively. The interest expense for the period ended March 31, 2010 was primarily the interest on the NJ EDA bonds. The primary components of interest expense for the period ended March 31, 2009 are: (i) recognition of $562,000 of interest expense associated with the extension of the convertible debentures issued in January 2008, which became due in January 2009 and which were extended until July 2009 (200,000 shares of common stock were issued in connection with such extension), (ii) recognition of approximately $660,000 of interest expense associated with the issuance of warrants in connection with the March 6, 2009 financing arrangement with the holders of our bonds, and approximately $330,000 of interest expense associated with the issuances of warrants related to the short-term non-convertible notes, and (iii) recognition of $350,000 in interest expense on our NJ EDA bonds.
     As a result of the variances described above, for the three months ended March 31, 2010, the net loss was $6.4 million versus $3.9 million for the same period in 2009.
     As of March 31, 2010, we had current assets of approximately $6.5 million compared to $12.6 million as of December 31, 2009. Our total assets were approximately $28.9 million as of March 31, 2010 compared to approximately $35.1 million as of December 31, 2009. The majority of the decrease in current assets from December 31, 2009 to March 31, 2010 is due to the use of cash for working capital requirements.
     As of March 31, 2010, we had current liabilities of approximately $4.7 million compared to $6.2 million at December 31, 2009. This decrease is due largely to the use of cash to pay down obligations as they become due. In addition, we had long-term liabilities of approximately $20.3 million at March 31, 2010 as compared to $20.2 million at December 31, 2009. The increase is primarily due to the recognition of loss on the derivative liabilities, net of debt payments.

     For the three months ended March 31, 2010 we had negative cash flow from operating activity of approximately $5.6 million, comprising primarily of the loss from operations offset by certain non-cash items such as depreciation, stock option compensation expense and derivative loss and decreases in the operating assets and liabilities. We had negative cash flow from investing activities of $52,000 primarily related to construction at the New Jersey facility and changes in other assets, offset by the release of restricted cash set aside for that purpose. We had approximately $928,000 in negative cash flow from financing activities comprising repayments from our various debt transactions.
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
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
     On May 19, 2009, we received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from our Woodbridge facility and our alleged, intentional failure to disclose to adjacent property owners the possibility of our facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the first quarter 2010, we issued 165,000 unregistered shares of common stock to New Castle Consulting, LLC for consulting services with regard to investor relations. This transaction was exempt from the registration requirement of the Securities Act of 1933, as amended (the “1933 Act”), pursuant to Section 4(2) under the 1933 Act, as the recipient is an “accredited investor” as defined in the 1933 Act.
Item 3. Defaults upon Senior Securities
     None.
Item 4. [Removed and Reserved]
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

Converted Organics Inc.
Date: May 14, 2010	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer

Date: May 14, 2010	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration

Date: May 14, 2010	/s/ Ellen P. O’Neil
Ellen P. O’Neil
Vice President of Finance & Accounting