Form 10-Q
period 2010-06-30
Converted Organics Inc.
filed 2010-08-13
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2010, there were 42,607,871 shares of our common stock outstanding.

Item 1. Financial Statements
CONVERTED ORGANICS INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$2,053,028	$10,708,807
Restricted cash	583,393	583,393
Accounts receivable, net	1,071,195	140,657
Inventories	213,519	448,748
Prepaid rent	692,928	600,684
Other prepaid expenses	669,809	102,442

Total current assets	5,283,872	12,584,731

Deposits	815,390	780,686
Restricted cash	29,769	29,769
Other assets	500,000	—
Property and equipment, net	18,068,637	18,626,910
Construction-in-progress	354,521	311,015
Capitalized bond costs, net	790,507	814,341
Intangible assets, net	1,851,615	1,995,619

Total assets	$27,694,311	$35,143,071

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Term notes payable — current	$1,777,468	$2,274,413
Accounts payable	1,980,104	1,789,332
Accrued compensation, officers, directors and consultants	652,696	769,056
Accrued legal and other expenses	601,492	406,403
Accrued interest	598,588	618,526
Convertible note payable	198,447	355,164
Capital lease obligations — current	12,342	12,833

Total current liabilities	5,821,137	6,225,727

Capital lease obligation, net of current portion	22,464	27,742
Term notes payable, net of current portion	102,151	973,339
Derivative liabilities	2,096,109	1,626,742
Convertible note payable, net of current portion	—	17,767
Bonds payable	17,500,000	17,500,000

Total liabilities	25,541,861	26,371,317

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 250,000,000 shares at June 30, 2010 and 75,000,000 shares at December 31, 2009	4,057	3,777
Additional paid-in capital	61,745,571	58,660,042
Accumulated deficit	(59,597,178)	(49,892,065)

Total shareholders’ equity	2,152,450	8,771,754

Total liabilities and shareholders’ equity	$27,694,311	$35,143,071

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three month periods ended		Six month periods ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues	$1,825,607	$992,364	$2,685,433	$1,484,203

Cost of goods sold	3,239,316	2,113,074	5,205,417	3,757,264

Gross loss	(1,413,709)	(1,120,710)	(2,519,984)	(2,273,061)

Operating expenses
General and administrative expenses	2,489,216	2,502,643	6,578,717	4,175,661
Research and development	79,800	12,116	143,859	179,500
Depreciation expense	2,911	306,036	5,730	626,216
Amortization of capitalized costs	75,370	79,251	150,741	180,542
Amortization of license	8,549	4,125	17,097	8,250

Loss from operations	(4,069,555)	(4,024,881)	(9,416,128)	(7,443,230)

Other income/(expenses)
Interest income	253	11,952	534	22,247
Derivative gain/(loss)	1,133,884	2,886,460	498,729	4,298,445
Other income	69	39,201	69	39,201
Interest expense	(390,071)	(2,123,061)	(788,317)	(4,029,813)

	744,135	814,552	(288,985)	330,080

Loss before provision for income taxes	(3,325,420)	(3,210,329)	(9,705,113)	(7,113,150)

Provision for income taxes	—	—	—	—

Net loss	$(3,325,420)	$(3,210,329)	$(9,705,113)	$(7,113,150)

Net loss per share, basic and diluted	$(0.08)	$(0.20)	$(0.25)	$(0.59)

Weighted average common shares outstanding	39,930,049	15,937,329	38,902,816	11,985,904

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010
(UNAUDITED)

	Common Stock				Total
	Shares Issued and		Additional	Accumulated	Owners’ Equity
	Outstanding	Amount	Paid-in Capital	Deficit	(Deficit)
Balance, December 31, 2009	37,774,208	$3,777	$58,660,042	$(49,892,065)	$8,771,754
Stock options	—	—	1,299,152	—	1,299,152
Common stock issued upon conversion of convertible notes payable and accrued interest	181,500	18	194,325	—	194,343
Common stock issued as compensation	165,000	17	160,033	—	160,050
Issuance of common stock and warrants	2,400,000	240	1,398,024	—	1,398,264
Common stock issued upon exercise of employee stock options	50,000	5	33,995	—	34,000
Net loss	—	—	—	(9,705,113)	(9,705,113)

Balance, June 30, 2010	40,570,708	$4,057	$61,745,571	$(59,597,178)	$2,152,450

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six month periods ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,705,113)	$(7,113,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Deconsolidation of variable interest entity	—	(596,170)
Amortization of intangible assets — license	17,097	8,250
Amortization of capitalized bond costs	23,834	23,835
Amortization of deferred financing fees	—	22,042
Amortization of intangible assets	126,907	134,665
Depreciation of fixed assets	879,123	1,015,444
Beneficial conversion feature	—	230,492
Amortization of discounts attributable to warrants on private financing	—	1,330,313
Non-cash interest expense — private financing	—	658,597
Common stock issued for extension of convertible note payable	—	562,000
Common stock issued as compensation	160,050	120,313
Stock option compensation expense	1,299,152	190,022
Warrants issued in connection with private financing and equity transactions	—	662,479
Derivative gain	(498,729)	(4,298,445)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(930,538)	(262,558)
Inventory	235,229	(118,243)
Prepaid expenses and other current assets	(659,611)	(154,818)
Other assets	—	94,250
Deposits	(34,704)	108,713
Increase (decrease) in:
Accounts payable and other accrued expenses	385,861	3,195,195
Accrued compensation — officers, directors and consultants	(116,360)	(40,899)
Accrued interest	(79)	133,467
Other	—	(39,201)

Net cash used in operating activities	(8,817,881)	(4,133,407)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(320,850)	(3,512,559)
Release of restricted cash	—	2,527,463
Construction costs	(43,506)	—
Other assets	(500,000)	—

Net cash used in investing activities	(864,356)	(985,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term notes	(1,368,133)	(197,990)
Repayment of capital lease obligations	(5,769)	(6,888)
Member’s contributions	—	230,983
Member’s distributions	—	(201,630)
Net proceeds from exercise of options	34,000	1,965,000
Net proceeds from stock offering	2,366,360	1,928,000
Net proceeds from nonconvertible short-term note	—	1,182,500
Repayment of nonconvertible short-term note	—	(1,330,313)
Repayment of mortgage payable	—	(943)

Net cash provided by financing activities	1,026,458	3,568,719

NET DECREASE IN CASH	(8,655,779)	(1,549,784)

Cash, beginning of period	10,708,807	3,357,940

Cash, end of period	$2,053,028	$1,808,156

Supplemental cash flow information:
Cash paid during the period in:
Interest	$788,396	$1,031,973

Non-cash financing activities:
Equipment acquired through assumption of capital lease	$—	$52,979
Equipment acquired through assumption of term note	—	118,250
Common stock issued upon conversion of convertible notes payable and accrued interest	194,343	6,225,595
Fair value of derivative issued	968,096	1,841,097
Discount on warrants issued in connection with financings	—	1,330,313
The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements of Converted Organics Inc. (the “Company”) have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results as of and for the three and six month interim periods ended June 30, 2010 and 2009.
     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K as of and for the year ended December 31, 2009.
NATURE OF OPERATIONS
     Converted Organics Inc. uses food and other waste as a raw material to manufacture, sell and distribute all-natural fertilizer products with nutrition characteristics and which have been shown to support disease suppression. The Company generates revenues from two sources: product sales and tip fees. Product sales revenue comes from the sale of fertilizer products. Tip fee revenue is derived from waste haulers who pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors and hospitality venues such as hotels, restaurants, convention centers and airports.
     Converted Organics of California, LLC, a California limited liability company and wholly-owned subsidiary of the Company, which operates the Company’s facility in Gonzales, California (the “Gonzales facility”) was formed when the Company acquired the assets of United Organics Products, LLC (“UOP”) and Waste Recovery Industries, LLC (“WRI”). The Gonzales facility produces approximately 25 tons of organic fertilizer per day, which is sold primarily to the California agricultural market. The Gonzales facility employs a proprietary method called High Temperature Liquid Composting (“HTLC”). The Gonzales facility has been upgraded to enable it to accept larger amounts of food waste from waste haulers and may be further upgraded, depending on demand, to have the capability to produce a dry product in addition to the current liquid fertilizer it produces.
     Converted Organics of Woodbridge, LLC, is a New Jersey limited liability company and wholly-owned subsidiary of the Company, which was formed for the purpose of owning, constructing and operating the Company’s second facility in Woodbridge, New Jersey (the “Woodbridge facility”). The Woodbridge facility is designed to service the New York-Northern New Jersey metropolitan area and is currently operating at less than full capacity. This facility also employs HTLC.
     Converted Organics of Rhode Island, LLC, a Rhode Island limited liability company and subsidiary of the Company, was formed in July 2008 for the purpose of developing a facility at the Rhode Island central landfill. Converted Organics of Rhode Island, LLC has not had any activity since its formation. On February 25, 2010, the Company signed a letter of intent with the owners of the non-controlling interest in Converted Organics of Rhode Island, LLC to sell substantially all of its assets and a limited select amount of liabilities, a transaction that would include an assignment of the Company’s lease with the Rhode Island Resource Recovery Corporation (“RIRRC”).
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
     On May 20, 2010, the Company formed TerraSphere Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, for the purpose of acquiring TerraSphere Systems LLC (see Note 11).

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 – MANAGEMENT’S PLAN OF OPERATION
     On July 30, 2010 the Company announced a reduction of its work force by 50% which included employees at the corporate level and the Woodbridge facility. The Company expects those salary reductions to save approximately $2.1 million over the next twelve months. In addition, the Company is working with creditors to restructure or eliminate debt and lease payments to reduce costs in order to evaluate the revised cost structure and projected revenue from the Woodbridge facility. The Company has not completed that evaluation and therefore have not determined the extent of savings available to the Company from this restructuring. To facilitate the evaluation, the Company has temporarily halted production at the Woodbridge facility until the evaluation has been completed. As of the date of filing this report, the Company has been granted forbearance of principal payments on certain contractor notes payable, but have not reached agreement with the holder of the New Jersey Economic Development Bonds and the Company has not made approximately $234,000 of required interest payments on that debt. In addition, the Company did not make certain payments on the lease obligations to the Woodbridge facility landlord.
     The Company currently has manufacturing capabilities at its Gonzales facility. The Gonzales facility is cash flow positive and has additional production capacity. The Company is focusing its current sales efforts on taking advantage of the additional production capacity. Previously, the Company estimated its negative cash flow requirements on a monthly basis were approximately $400,000 at the corporate level and $500,000 for Woodbridge. The Company estimated the current cost reduction efforts will lower the monthly cash flow requirements at the corporate level to $200,000. The Company does not have a final estimate on the revised cash flow requirements for the Woodbridge facility and will not have such until the current restructure negotiations are completed. If the Company is unable to increase sales levels at Gonzales and if the current plans to restructure certain costs and expenses are not successful, then the Company will need to seek additional financing.
     On July 6, 2010, the Company reached an agreement to acquire TerraSphere Systems LLC (Note 11). The transaction is subject to shareholder approval at a meeting currently scheduled for August 31, 2010. If the transaction is approved and if all the closing conditions are met, including a condition renegotiating the terms of its debt obligations in connection with the operations in New Jersey, then the Company anticipates there will be cash available to the Company from the acquired entity. The amount of cash that will be available is uncertain. However, any amount available to the Company would reduce any amounts that otherwise may be needed to be raised through a financing.
     The Company previously disclosed that it believed the funds received through its October 2009 secondary public offering and the April 2010 financing would be sufficient to operate the current business until the Company was cash flow positive assuming it achieved the desired production capacity and sales levels and assuming it did not encounter additional costs or expenses, either unforeseen or through any proposed mergers and/or acquisitions. To date, the Company has not achieved the desired sales levels relating to the liquid product produced at its Woodbridge facility and the chicken litter based fertilizer product that the Company contracted to sell. Therefore, the Company may require additional financing prior to achieving cash flow from operations for which it has no commitments. On July 2, 2010, a registration statement was filed on Form S-3 to register $75,000,000 of common stock, which was declared effective on July 15, 2010. There is no assurance that capital in any form would be available to the Company, and if available, on terms and conditions that are acceptable. Moreover, the Company is not permitted to borrow any future funds unless it obtains the consent of the holders of the New Jersey Economic Development Authority bonds. The Company has obtained such consent for prior financing, but there is no guarantee that it can obtain such consent in the future.
NOTE 3 — NEWLY ADOPTED ACCOUNTING STANDARDS
     There are no new accounting standards significantly affecting the Company in the three and six month periods ended June 30, 2010.
NOTE 4 — INVENTORIES
     The Company’s inventories consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Finished goods	$174,852	$252,860
Raw materials	38,667	195,888

Total inventories	$213,519	$448,748

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 5 — DEBT
TERM NOTES
     The Company entered into a financing agreement with an equipment financing company to acquire equipment for its Woodbridge facility. The note is for $118,250, bears an imputed interest rate of 9% and has a three year term, maturing January 2012.
     During 2009, the Company agreed to convert certain accounts payable totaling approximately $4,718,000, related to the construction of the Woodbridge facility, into term notes ranging from 12 to 24 months at various rates ranging from 0% to 9% and payment terms maturing through September 2011. Certain of these notes carry liens which will be released upon full and final payment of the note. The Company has recorded a discount on certain of the notes representing imputed interest of approximately $54,000, which is being amortized during the non-interest bearing period of the notes repayments. The outstanding balance of these term notes was approximately $1,880,000 and $3,250,000 at June 30, 2010 and December 31, 2009, respectively.
     The Company obtained the necessary bondholder consents to enter into these agreements.
BOND FINANCING
     On February 16, 2007, concurrent with its initial public offering, the Company’s wholly-owned subsidiary, Converted Organics of Woodbridge (“Woodbridge”), completed the sale of $17,500,000 of New Jersey Economic Development Authority Bonds. The bonds carry a stated interest rate of 8% and mature on August 1, 2027. The bonds are secured by a leasehold mortgage and a first lien on the equipment of Woodbridge. In addition, Woodbridge had agreed to, among other things, establish a fifteen month capitalized interest reserve and to comply with certain financial statement ratios. The capitalized interest reserve has been depleted and is now being funded monthly by the Company. The Company has provided a guarantee to the bondholders on behalf of Woodbridge for the entire bond offering.
CONVERTIBLE NOTE PAYABLE
     The holder of the convertible note issued in connection with the acquisition of UOP and WRI commenced converting the principal and interest payments to shares of common stock. During the six month period ended June 30, 2010, the Company issued 181,500 shares of common stock representing principal and interest payments of approximately $194,000. The principal balance of the note is approximately $198,000 at June 30, 2010.
NOTE 6 – DERIVATIVE INSTRUMENTS
     On May 7, 2009, in connection with notes issued pursuant to a financing agreement an investor received five-year warrants to purchase 750,000 shares and 350,000 shares of Company common stock, with an original exercise price of $1.00 per share and $1.50 per share, respectively, (Class C and D warrants, respectively) subject to certain anti-dilution provisions. The placement agent used for the offering was issued 135,000 Class C warrants and 65,000 Class D warrants. These warrants are subject to certain anti-dilution rights for issuance below the exercise prices and are not registered and cannot be traded. The exercise price for the Class C and D warrants are $1.00 per share and $1.02 per share, respectively, at June 30, 2010. The Company has determined that the warrant provisions providing for protection for issuances below the warrant exercise prices could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. Therefore, the Company determined the warrants issued in connection with this financing are a derivative instrument which is subject to mark-to-market adjustment each reporting period. At December 31, 2009, the fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6% resulting in a derivative liability of approximately $563,500. The liability was revalued as of June 30, 2010 using a Black-Scholes model and the following assumptions: risk-free interest rate of 1.79%; no dividend yield, volatility of 108.3%, resulting in a revalued liability of approximately $532,600 and has recognized a derivative gain of approximately $237,000 and $31,000 on the consolidated statements of operations for the three and six month periods ended June 30, 2010, respectively.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 – DERIVATIVE INSTRUMENTS (Continued)
     On September 8, 2009, in connection with notes issued pursuant to a financing agreement on that date, an investor received a five-year warrant to purchase 2,500,000 shares of the Company’s common stock, with an original exercise price of $1.25 per share. These warrants are subject to certain anti-dilution rights for issuances below the exercise price; provided that absent shareholder approval, the exercise price may not be reduced to less than $1.08 per share (Class G warrants). These warrants are not registered and cannot be traded. The Class G warrants are exercisable at $1.25 per share at June 30, 2010 as the Company has received a one time waiver for the Class G anti-dilution provision relating to the triggering event which occurred on April 22, 2010 (Class I Warrants). The Company has determined the warrant provisions providing for issuances below the warrant exercise price could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. The Company has determined that the warrants issued in connection with this financing are a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. At December 31, 2009, the fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6% was a derivative liability of approximately $1,063,200. The liability was revalued as of June 30, 2010 using a Black-Scholes model and the following assumptions: risk-free interest rate of 1.79%; no dividend yield, volatility of 108.3%, resulting in a revalued liability of approximately $1,041,500 and a derivative gain of approximately $451,000 and $21,700, on the consolidated statements of operations for the three and six month periods ended June 30, 2010, respectively.
     On April 22, 2010, in connection with notes issued pursuant to a financing agreement on that date, an investor received a five-year warrant to purchase 1,163,362 shares of the Company’s common stock, with an original exercise price of $1.06 per share, subject to certain anti-dilution rights for issuances below such exercise price (Class I warrants) and are not registered and cannot be traded. The Class I warrants are exercisable one year from the date of issuance. The Company has determined that the warrant provisions providing for issuances below the warrant exercise price could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. The Company has determined the warrants issued in connection with this financing are a derivative instrument which is subject to mark-to-market adjustment each reporting period. At April 22, 2010, the fair value of the warrants was determined to be approximately $968,000. At June 30, 2010, the fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 1.79%; no dividend yield; volatility of 108.3% resulting in a derivative liability of approximately $522,000 and a derivative gain of $446,000, on the consolidated statements of operations for both the three and six month periods ended June 30, 2010. (also see Note 7)
NOTE 7 — OWNERS’ EQUITY (DEFICIT)
     On March 17, 2010, the Company granted 165,000 shares of common stock to a consultant who provides consulting services to the Company as remuneration for services previously rendered. The grant was measured using the closing price of the Company’s stock on the date of grant. The statements of operations includes a charge of $160,050 for the six months ended June 30, 2010 related to this grant, which was credited to common stock and additional paid-in capital.
     On April 22, 2010, Converted Organics Inc. entered into a Securities Purchase Agreement with a single institutional investor. Pursuant to the Securities Purchase Agreement, the Company agreed to issue to the investor: (a) 2,400,000 shares of its common stock at $1.06 per share and (b) five-year warrants to purchase 1,163,362 shares of its common stock at an exercise price of $1.06 per share. The warrants may be exercised at any time on or following a date one year after the date of issuance and will expire five years from the date of issuance. The transaction provided the Company with net proceeds of approximately $2.4 million.
On June 30, 2010, the Company’s stockholders approved the amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 75,000,000 shares to 250,000,000 shares.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 7 — OWNERS’ EQUITY (DEFICIT) (Continued)
WARRANTS
The following table sets forth the outstanding warrants as of June 30, 2010:

	Class B	Class C	Class D	Class E	Class F	Class G	Class H	Class I
	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants	Warrants
	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise	Exercise
	Price $11.00	Price $1.00	Price $1.02	Price $1.63	Price $1.25	Price $1.25	Price $1.30	Price $1.06
Outstanding at December 31, 2009	4,932,438	885,000	415,000	1,500,000	585,000	2,500,000	17,250,000	—

Issued	—	—	—	—	—	—	—	1,163,362
Exercised	—	—	—	—	—	—	—	—
Canceled	—	—	—	—	—	—	—	—

Outstanding at June 30, 2010	4,932,438	885,000	415,000	1,500,000	585,000	2,500,000	17,250,000	1,163,362

Exercisable at June 30, 2010	4,932,438	885,000	415,000	1,500,000	585,000	2,500,000	17,250,000	—

NOTE 8 — FAIR VALUE MEASUREMENTS
     The Company applies ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.
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
     The Company’s liabilities that are reported at fair value in the accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009 were as follows:

		Balance
	Observable Inputs	June 30, 2010	December 31, 2009
Derivative liabilities	Level 3	$2,096,109	$1,626,742

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 8 — FAIR VALUE MEASUREMENTS (Continued)
     The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the three and six month periods ended June 30, 2010:

	Three months ended	Six months ended
Balance, beginning of period	$2,261,897	$1,626,742
Fair value of derivatives issued	968,096	968,096
Derivative (gain) loss	(1,133,884)	(498,729)

Balance, end of period	$2,096,109	$2,096,109

     The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, which carrying amounts approximate fair value.
NOTE 9 — STOCK OPTION PLAN
     The following table presents the activity under the 2006 Stock Option Plan from January 1, 2010 through June 30, 2010:

	Options Outstanding	Price Per Share
Outstanding at December 31, 2009	1,230,295	$3.54
Granted	2,508,500	.68
Exercised	50,000	.68
Canceled	—	—

Outstanding at June 30, 2010	3,788,795	$1.63

Exercisable at June 30, 2010	3,638,795	$1.63

     The expense associated with granting these options was calculated using a Black-Scholes model. The resulting expense of the above options granted was $1,286,532 is included in general and administrative expense on the consolidated statements of operations for the three and six month periods ended June 30, 2010. As of June 30, 2010, there was unrecognized compensation cost of approximately $11,000 related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. There was no intrinsic value of the Company’s outstanding stock options at June 30, 2010.
NOTE 10 —COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENT
     The Company’s future minimum lease payments are as follows:

Years ending December 31,
2010 (July 1, 2010 through December 31, 2010)	$638,189
2011	1,291,182
2012	1,297,845
2013	1,202,281
2014	1,214,479
2015 and thereafter	8,359,440

$14,003,416

LOAN COMMITMENT
     On March 23, 2010, the Company entered into a bridge loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The bridge loan agreement requires the Company to advance $500,000 to HTP in three monthly installments commencing upon signing of the loan. The Company has advanced HTP $500,000, classified as non-current other assets at June 30, 2010.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 10 —COMMITMENTS AND CONTINGENCIES (Continued)
PURCHASE COMMITMENT
     On January 25, 2010, Converted Organics of Mississippi, LLC, a wholly-owned subsidiary of the Company entered into a purchase order for 4700 tons of chicken litter based fertilizer for $615,700. At June 30, 2010, the Company has made deposits of $615,700 to the contractor and has taken delivery of $103,000 of product.
LEGAL PROCEEDINGS
     The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf except as follows.
     On December 11, 2008, the Company received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of the Company’s Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, the Company filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from the Company’s alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, the Company filed its answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. Plaintiff filed a Motion for Class Certification on June 22, 2010, which is pending before the District Court. A jury trial has been set for May 17, 2011. The Company plans to vigorously defend this matter and are unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.
     Related to the above matter, in December 2009, the Company filed a complaint in the Superior Court of Massachusetts for the County of Suffolk, captioned Converted Organics Inc. v. Holland & Knight LLP. The Company claims that in the event it is required to pay any monies to Mr. Leeseberg and his proposed class in the matter of Gerald S. Leeseberg, et al. v. Converted Organics, Inc., that Holland & Knight should make the Company whole, because its handling of the registration of the securities at issue in the Leeseberg lawsuit caused any loss that Mr. Leeseberg and other putative class members claim to have suffered. Holland & Knight has not yet responded to the complaint. It has threatened to bring counterclaims against Converted Organics for legal fees allegedly owed, which we would contest vigorously. On May 12, 2010, the Superior Court stayed the proceedings, pending resolution of the Leeseberg litigation. At this early stage in the case, the Company is unable to predict the likelihood of an unfavorable outcome, or to estimate the amount or range of potential loss.
     On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and its alleged, intentional failure to disclose to adjacent property owners the possibility of the facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. On June 8, 2010, Lefcourt Associates, Ltd re-filed their lawsuit but before a different court, the Chancery Division in Bergen County. The Company has filed a motion to transfer the action back to the original court in Middlesex County and will seek to have the lawsuit dismissed.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 11 – SUBSEQUENT EVENTS
     On July 6, 2010, a membership interest purchase agreement was entered into by TerraSphere, Inc., a wholly-owned subsidiary of the Company, TerraSphere Systems LLC (“TerraSphere”) and the members of TerraSphere, to which the Company agreed to acquire 100% of TerraSphere. The maximum total purchase price for TerraSphere is estimated to be $25,830,000, which includes earn-out payments of up to $11,040,000, payable solely in shares of the Company’s common stock valued at $0.756 per share. Pursuant to the purchase agreement, if the acquisition is approved by the Company’s stockholders, the Company will issue up to 34,166,667 shares of its common stock to the members of TerraSphere in exchange for 100% of the membership interest of TerraSphere, subject to certain anti-dilution adjustments. Of these shares, 19,563,492 shares will be issued at the closing of the acquisition, and the remainder of the shares will be issued if TerraSphere achieves certain milestones. Upon completion of the proposed acquisition, TerraSphere would become a wholly-owned subsidiary of the Company. TerraSphere designs, builds and operates highly efficient and scalable systems, featuring a patented, proprietary technology that utilizes vertically-stacked modules to house rows of plants, which are then placed perpendicular to an interior light source to grow pesticide-free, organic fruits and vegetables. Due to a controlled, indoor environment, the system generates fresh produce year-round in any location or climate world-wide.
     Mr. Edward J. Gildea, the Company’s Chairman and Chief Executive Officer, has an interest in 8.75% of the units of TerraSphere, and family members of Mr. Gildea hold significant units of TerraSphere and serve as officers of TerraSphere.
     On July 19, 2010, the Company issued 1,623,333 shares of its common stock and a warrant to acquire 1,623,333 shares of common stock to Atlas Advisors, LLC (“Atlas”). The warrant will expire five years from the date of issuance, or July 19, 2015, and has a strike price of $0.54 per share. The issuance to Atlas was made pursuant to an agreement between the parties regarding payments due to Atlas pursuant to a Business Development Agreement dated January 29, 2010. Under the Business Development Agreement, the Company had agreed to compensate Atlas in the event of any mergers and/or acquisitions that were a result of the services provided by Atlas, such payment to have included both cash payments and equity payments. Pursuant to the agreement reached between the parties, in exchange for the equity consideration listed herein, Atlas agreed that no further consideration be paid to it in connection with the Company’s proposed acquisition of TerraSphere Systems, LLC. The all stock payment was made to Atlas at a share price of $0.54, which was the closing price of the Company’s common stock on the date of the TerraSphere acquisition agreement. The warrant issued to Atlas was issued at an exercise price equal to the price at which the common shares were issued. The Company and Atlas have also agreed to terminate the Business Development Agreement for additional equity consideration pending agreement between the parties of a mutually acceptable termination agreement.
     On July 30, 2010, the Company restructured certain functions at its headquarters in Boston, MA and its manufacturing facility in Woodbridge, NJ. The corporate restructuring represents a reduction of the Company’s workforce. The estimated annual salary and benefit savings related to this restructuring is approximately $2.1 million.

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
Introduction
     Our operating structure is composed of our parent company, Converted Organics Inc., three wholly-owned operating subsidiaries, a newly formed wholly-owned subsidiary, TerraSphere Inc. and a 92.5% owned non-operating subsidiary. The first operating subsidiary is Converted Organics of Woodbridge, LLC, which includes the operation of our Woodbridge, New Jersey facility. The second operating subsidiary is Converted Organics of California, LLC, which includes the operation of our Gonzales, California facility. The third operating subsidiary is Converted Organics of Mississippi, LLC (“Converted Organics of Mississippi), a Mississippi limited liability company, established for the purpose of adding a poultry litter-based fertilizer product to the Company’s existing product lines. On May 20, 2010, the Company formed TerraSphere Inc. (“TerraSphere Inc”), a Delaware corporation, to acquire TerraSphere Systems LLC, subject to approval of our shareholders at a special meeting to be held on August 31, 2010. The 92.5% owned subsidiary is Converted Organics of Rhode Island, LLC (“Converted Organics of RI”), which currently has no operating activity. On February 25, 2010, the Company signed a letter of intent with the non-controlling member in Converted Organics of RI to sell substantially all of the assets and a limited select amount of liabilities of Converted Organics of RI. We construct and operate processing facilities that use food waste as raw material to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics. In addition, we have sales of a poultry litter based fertilizer product. We have current sales in the agribusiness, retail and turf management markets. We also hope to achieve additional revenue by licensing the use of our technology to others.
          Converted Organics of California, LLC — Gonzales Facility
     The Gonzales facility is a state-of-the-art production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility uses our proprietary technology and process known as the High Temperature Liquid Composting, or HTLC, system, which processes various biodegradable waste products into liquid and solid food waste-based fertilizer and feed products.
     The Gonzales facility began to generate positive cash flow in June 2009 and has continued to through June 2010. In the six month period ending June 30, 2010, the Gonzales facility generated revenues of $1,722,000 and a positive gross margin of $422,000, or 25% (based on no allocation of corporate overhead). We plan to continue to improve this operating margin by channeling sales into the turf and retail markets, by generating tip fees from receiving additional quantities of food processing waste and by reducing the amount of raw material and freight costs currently associated with the production process. We estimate that the plant in its current configuration, and based on current market prices, has the capacity to generate monthly sales in the range of $350,000 to $400,000. In addition, we have plans to add capacity to the Gonzales plant, whereby the plant will be able to produce approximately three times its current production and will be capable of producing both liquid and solid products. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing but have delayed the upgrades which would allow us to produce dry product. The remaining upgrades have been delayed due to a lack in market demand for a dry product within the area the Gonzales facility serves. Because we will have to obtain the proper building permits for continued expansion, further development of the Gonzales facility will be delayed until further market research is completed and those permits are obtained.
          Converted Organics of Woodbridge, LLC — Woodbridge Facility
     The Woodbridge facility is our first internally constructed waste conversion facility. We have the ability to produce both liquid and dry product at the facility. We have two revenue streams: (1) tip fees that in our potential markets range from $25 to $80 per ton, and (2) product sales. Tip fees are paid to us to receive the food waste stream from waste haulers; the hauler pays us, instead of a landfill, to take the waste. If the haulers source, separate and pay in advance, they are charged tip fees that are up to 20% below market. In the first six months of 2010, we recorded tip fees and product sales revenue of approximately $728,000. During the first six months of 2010, we generated revenue from this facility in the form of tip fees of approximately $70,000 and product sales of approximately $658,000. In order for this facility to be cash flow positive, we estimate that sales would need to be in a range of $450,000 to $550,000 per month. We estimate that the product can be sold in the range of $400 to $700 per ton based on the market to which it is sold. Based on the above, we would have to produce and sell approximately 45-55% of the capacity of the Woodbridge facility to be cash flow positive. As of the date of filing, we have not achieved 45-55% of capacity and therefore, have begun implementing a plan to reduce costs and restructure the debt of the Woodbridge facility. See the Liquidity and Capital Resources section for more information.
     Converted Organics of Mississippi, LLC
     On January 26, 2010, the Company formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly owned subsidiary of the Company, for the purpose of adding a poultry litter-based fertilizer product to our existing product lines. The Company has outsourced production of this new product line. From the date of inception through June 30, 2010, Converted Organics of Mississippi, LLC recorded product sales revenue of approximately $235,000. To date, the sales of this product have not met our original estimates and we are evaluating the continuation of this product line.
     TerraSphere Inc.
     On May 20, 2010, the Company formed TerraSphere Inc., a Delaware corporation and a wholly owned subsidiary of the Company, for the purpose of acquiring TerraSphere Systems LLC (“TerraSphere”). On July 6, 2010, a membership interest purchase agreement was entered into by the Company, TerraSphere Inc., TerraSphere and the members of TerraSphere, pursuant to which the Company agreed to acquire 100% of the membership interest of TerraSphere. The maximum total purchase price for TerraSphere is estimated to be $25,830,000, which includes earn-out payments of up to $11,040,000, payable solely in shares of the Company’s common stock valued at $0.756 per share. Pursuant to the purchase agreement, if the acquisition is approved by the Company’s stockholders, the Company will issue up to 34,166,667 shares of its common stock to the members of TerraSphere in exchange for 100% of the units of TerraSphere, subject to certain anti-dilution adjustments. Of these shares, 19,563,492 shares will be issued at the closing of the acquisition, and the remainder of the shares will be issued if TerraSphere achieves certain milestones. Upon completion of the proposed acquisition, TerraSphere would become a wholly-owned subsidiary of the Company. TerraSphere designs, builds and operates highly efficient and scalable systems, featuring a patented, proprietary technology that utilizes vertically-stacked modules to house rows of plants, which are then placed perpendicular to an interior light source to grow pesticide-free, organic fruits and vegetables. Due to a controlled, indoor environment, the system generates fresh produce year-round in any location or climate world-wide. We believe the acquisition of TerraSphere will expand our portfolio of sustainable, environmentally-friendly businesses, and will provide us with an immediate revenue stream.
     Industrial Wastewater Resources Division
     On March 23, 2010, we entered into a loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The loan agreement requires the Company to advance $500,000 to HTP in three monthly installments that commenced upon signing of the loan. The outstanding principal balance of the loan is due if either a change of control of HTP or the completion by HTP of a financing in excess of $10 million occurs on or before June 30, 2012. In consideration for entering the loan agreement, the Company was granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT™ Concentrator technology in the U.S. industrial wastewater (IWW) market. The IWW market involves the treatment of waters that have been contaminated by anthropogenic industrial or commercial activities, prior to their reuse or release into the environment. A breakthrough wastewater treatment process, the LM-HT™ Concentrator reduces carbon emissions compared to traditional technologies by using waste heat and renewable energy as thermal fuel. In addition, we have hired a senior executive in the waste water processing industry and have begun to develop plans to operate our Industrial Wastewater Resources division. On July 30, 2010, we signed a letter of intent with Spirit Services, Inc. to jointly develop an energy and IWW treatment facility using our exclusively licensed technology to evaporate IWW at a facility in South Boston, Virginia.
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
Future Development
     Our long-term strategic plan calls for growth of our organic fertilizer business as well as expansion of our portfolio of sustainable, environmentally-friendly businesses. To grow our existing fertilizer business, we plan to develop and license additional organic fertilizer manufacturing facilities and expand the capacity of our Gonzales facility. In connection with the plan for additional facilities, we have completed preliminary work aimed at establishing facilities in Massachusetts, where we have performed initial development work in connection with construction of three manufacturing facilities to serve the eastern Massachusetts market. Two of our proposals to develop facilities are currently under review by the property owners. The third proposal has evolved into the MassOrgnaics I transaction described below. The Massachusetts Strategic Envirotechnology Partnership Program has completed a review of our technology. In connection with our plan to expand the capacity of our Gonzales facility, we plan to increase production to approximately three times the facility’s current production and to expand the capability of the plant to have the ability to produce both liquid and solid products.
     We also plan to strengthen our green technology portfolio by completing the TerraSphere acquisition and growing our Industrial Wastewater Resources Division. Through the TerraSphere acquisition, we will expand our business into the market of building highly efficient systems for growing pesticide-free, organics fruits and vegetables in controlled indoor environments. TerraSphere will provide us with an immediate revenue stream and its clean technology helps to promote the sustainable consumption of natural resources by accelerating plan production and maximizing crop yields, while improving environmental footprints through the reduction of carbon emissions and fuel use associated with traditional crop production and distribution. Also, we will continue to grow our Industrial Wastewater Resources Division by working to form industry and/or project-based partnerships that utilize our exclusively licensed technology to treat industrial wastewaters.
     In addition to the above listed growth opportunities, we have also initiated a restructuring plan for the Woodbridge facility under which we are working with creditors to restructure or eliminate debt and lease payments to reduce costs associated with that facility. As a result of this restructuring plan, we hope to evaluate the revised cost structure and projected revenue from the Woodbridge facility. As of the date of this report, we have not completed that evaluation, however plan to continue with it in order to determine the extent of savings available to us from this restructuring.
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
Liquidity and Capital Resources
     At June 30, 2010, we had total current assets of approximately $5.3 million consisting primarily of cash, accounts receivable, inventories and prepaid assets, and had current liabilities of approximately $5.8 million, consisting primarily of accounts payable, accrued expenses and notes payable, leaving us with a negative working capital of approximately $500,000. Non-current assets totaled $22.4 million and consisted primarily of property and equipment, intangible assets and deposits. Non-current liabilities of approximately $19.7 million consist primarily of bonds payable of $17.5 million and a $2.1 million derivative liability. We have an accumulated deficit at June 30, 2010 of approximately $59.6 million. Shareholders’ equity at June 30, 2010 was approximately $2.2 million.
     During the six month period ended June 30, 2010, we used approximately $8.7 million in cash on hand. The significant cash expenditures during the first six months of 2010 were as follows:

$1,435,000
to fund future revenue generating activities, including the purchase of chicken litter-based fertilizer product ($615,000), a deposit for a license to treat Industrial Wastewater ($500,000) and to fund capital equipment purchases ($320,000).

$1,400,000	to repay debt principal and interest on term notes.

$1,400,000	to reduce accounts payable and accruals.

$4,465,000	to fund ongoing operations during the first six months of 2010, including $600,000 of marketing costs to implement a formal marketing program.
     On July 30, 2010 we announced that we reduced our work force by 50% which included employees at the corporate level and the Woodbridge facility. We expect those salary reductions to save approximately $2.1 million over the next twelve months. In addition, we are working with creditors to restructure or eliminate debt and lease payments to reduce costs as much as possible in order to evaluate the revised cost structure and projected revenue from the Woodbridge facility. We have not completed that evaluation and therefore have not determined the extent of savings available to us from this restructuring. To facilitate the evaluation, we have temporarily halted production at our Woodbridge facility until we complete the evaluation. As of the date of filing this report, we have been granted forbearance of principal payments on certain contractor notes payable, but have not reached agreement with the holder of the New Jersey Economic Development Bonds and we have not made approximately $234,000 of required interest payments on that debt. In addition, we did not make certain payments on our lease obligations to the Woodbridge facility landlord.
     We currently have manufacturing capabilities at our Gonzales facility. The Gonzales facility is cash flow positive and has additional production capacity. We are focusing our current sales efforts on taking advantage of the additional production capacity. Previously, we estimated our negative cash flow requirements on a monthly basis were approximately $400,000 at the corporate level and $500,000 for Woodbridge. We estimate that the current cost reduction efforts will lower the monthly cash flow requirements at the corporate level to $200,000. We do not have a final estimate on the revised cash flow requirements for the Woodbridge facility and will not have such until the current restructure negotiations are completed. If we are unable to increase sales levels at Gonzales and if the current plans to restructure certain costs and expenses are not successful, then we will need to seek additional financing.
     On July 6, 2010 we reached an agreement to acquire TerraSphere Systems LLC. The transaction is subject to approval by our shareholder’s at a meeting currently scheduled for August 31, 2010. If the transaction is approved and if all the closing conditions are met, including a condition that we renegotiate the terms of our debt obligations in connection with the operations in New Jersey, then we anticipate there will be cash available to the company from the acquired entity. The amount of cash that will be available is uncertain. However, any amount available to the company would reduce any amounts that otherwise may be needed to be raised through a financing.
     On April 20, 2010, we raised net proceeds of $2.4 million by through the issuance of (a) 2,400,000 shares of common stock and (b) a five-year warrant to purchase 1,163,362 shares of common stock at an exercise price of $1.06 per share. We previously disclosed that we believed the funds received through our secondary public offering of 17,250,000 units which raised $16.4 million after expenses and the April 2010 financing would be sufficient to operate our current business until we were cash flow positive assuming we achieved our desired production capacity and sales levels and assuming we did not encounter additional costs or expenses, either unforeseen or through any proposed mergers and/or acquisitions. To date, we have not achieved the desired sales levels relating to the liquid product produced at our Woodbridge facility and the chicken litter based fertilizer product that we contracted to sell. Therefore, we may require additional financing prior to achieving cash flow from operations for which we have no commitments. On July 2, 2010, we filed a registration statement on Form S-3 to register $75,000,000 of our common stock, which was declared effective on July 15, 2010. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable. Moreover, we are not permitted to borrow any future funds unless we obtain the consent of the holders of the New Jersey Economic Development Authority bonds. We have obtained such consent for prior financing, but there is no guarantee that we can obtain such consent in the future.
Results of Operations
Sales
     The Company’s sales increased $834,000 or 84%, and $1,201,000 or 81% for the three and six month periods ended June 30, 2010, respectively, compared to the same periods ended June 30, 2009. The Company attributes its significant growth to the Company’s targeted marketing efforts, and to the increasing recognition nationwide regarding the importance of using organic fertilizer products for lawncare, professional turf, and agricultural applications.
The Company’s sales by location were as follows:

	For the three months ended June 30			For the six months ended June 30
Location	2010	2009	Change	2010	2009	Change
Gonzales, CA	$1,127,000	$809,000	$318,000	$1,722,000	$1,079,000	$615,000
Woodbridge, NJ	580,000	155,000	425,000	728,000	377,000	351,000
Mississippi	118,000	n/a	118,000	235,000	n/a	235,000
     Sales at the Gonzales facility increased $318,000 or 39% and $615,000 or 57% for the three and six month periods ended June 30, 2010 compared to the same periods ended June 30, 2009.
     Sales at the Woodbridge facility increased $425,000 or 274% and $351,000 or 93% for the three and six month periods ended June 30, 2010 compared to the same periods ended June 30, 2009.
     Since its inception on January 26, 2010, Mississippi has generated sales of $235,000.
Cost of Sales
     For the three and six month periods ended June 30, 2010 cost of goods sold increased approximately $1.1 million and $1.4 million, respectively, compared to the same periods in 2009.
The Company’s cost of goods sold by location were as follows:

	For the three months ended June 30			For the six months ended June 30
Location	2010	2009	Change	2010	2009	Change
Gonzales, CA	$801,000	$741,000	$60,000	$1,299,000	$1,156,000	$143,000
Woodbridge, NJ	2,367,000	1,336,000	1,031,000	3,768,000	2,592,000	1,176,000
Mississippi	71,000	n/a	71,000	138,000	n/a	138,000
     Cost of goods sold at the Gonzales facility increased 8% and 12% for the three and six month periods ended June 30, 2010 compared to the same periods ended June 30, 2009 due to an increase in raw materials used to meet increase sales demand while the current level of fixed costs remained relatively unchanged. The Gonzales facility generated a 25% gross margin for the six months ended June 30, 2010 compared to a negative gross margin in the same period in 2009.
     Cost of goods sold at the Woodbridge facility increased $1,031,000 or 77% and $1,176,000 or 45% for three and six month periods ended June 30, 2010 compared to the same periods ended June 30, 2009 due to assets placed in service and depreciated and an increase in waste disposal costs due to an increase in sales and higher waste disposal charges. The Woodbridge facility continues to generate a negative gross margin due to sales not meeting the volume required to cover all fixed costs associated with the facility.
     Mississippi generated a gross margin of 42% on sales of $235,000 for the six months ended June 30, 2010.
General and Administrative Expenses
     General and Administrative expenses for the three month periods ended June 30, 2010 and 2009 remained flat. The approximately $2.4 million increase in general and administrative expenses for the six months ended June 30, 2010 compared to the same period in 2009 is composed of increases related to compensation expense related to the issuance of stock options and restricted shares of $1.4 million along with an increase in marketing costs of approximately $600,000.
Interest Expense
     Interest expense decreased approximately $1.7 million or 82% and $3.2 million or 80% for the three and six month periods ended June 30, 2010, respectively, compared to the same periods ended June 30, 2009. The increases in 2009 were due to interest expense associated with the issuance of warrants and interest recognized in connection with borrowing transactions, primarily non-cash items. The interest expense for the three and six month periods ended June 30, 2010 was primarily the interest on the NJ EDA bonds.
Derivative gain (loss)
     We recognized derivative gains of approximately $1,134,000 and $499,000 in the three and six month periods ended June 30, 2010, respectively. These gains are non-cash in nature and represent mark-to-market adjustments due to changes in fair value.
Critical Accounting Policies
Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.
Accounts Receivables
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
Revenue Recognition

     Revenue is recognized when each of the following criteria is met: persuasive evidence of a sales arrangement exists; delivery of the product has occurred; the sales price is fixed or determinable, and collectability is reasonably assured. In those cases where all four criteria are not met, the Company defers recognition of revenue until the period these criteria are satisfied. Revenue is generally recognized upon shipment.
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
     There were no changes in our internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On December 11, 2008, we received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, we filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from our alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, we filed our answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. Plaintiff filed a Motion for Class Certification on June 22, 2010, which is pending before the District Court. A jury trial has been set for May 17, 2011.We plan to vigorously defend this matter and are unable to estimate any contingent losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no contingent loss has been recorded related to this matter.

     Related to the above matter, in December 2009, we filed a complaint in the Superior Court of Massachusetts for the County of Suffolk, captioned Converted Organics Inc. v. Holland & Knight LLP. We claim that in the event we are required to pay any monies to Mr. Leeseberg and his proposed class in the matter of Gerald S. Leeseberg, et al. v. Converted Organics, Inc., that Holland & Knight should make us whole, because its handling of the registration of the securities at issue in the Leeseberg lawsuit caused any loss that Mr. Leeseberg and other putative class members claim to have suffered. Holland & Knight has not yet responded to the complaint. It has threatened to bring counterclaims against Converted Organics for legal fees allegedly owed, which we would contest vigorously. On May 12, 2010, the Superior Court stayed the proceedings, pending resolution of the Leeseberg litigation. At this early stage in the case, we are unable to predict the likelihood of an unfavorable outcome, or to estimate the amount or range of potential loss.
     On May 19, 2009, we received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from our Woodbridge facility and our alleged, intentional failure to disclose to adjacent property owners the possibility of our facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. On June 8, 2010, Lefcourt Associates, Ltd re-filed their lawsuit but before a different court, the Chancery Division in Bergen County. We have filed a motion to transfer the action back to the original court in Middlesex County and will seek to have the lawsuit dismissed.
     On July 28, 2010 we received notice that a complaint had been filed in the District Court, Third Division, State of Rhode Island and Providence Plantations captioned Rhode Island Resource Recovery Corporation v. Converted Organics Inc. The lawsuit alleged nonpayment of rent under a Ground Lease between the parties dated September 1, 2008. The lawsuit sought eviction and the grant of possession to the Plaintiff, the payment of back rent in the sum of $55,000.02, the payment of aggregate late charges of $1,200.00, the payment of all other sums due and owing pursuant to the Ground Lease including interest, costs and attorney’s fees and such other relief as the Court may deem just and proper. We have twenty days to provide an answer to the complaint. We plan to vigorously defend this matter. No loss has been recorded related to this matter.
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
Item 3. Defaults upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Certificate of Amendment of the Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K dated June 30, 2010)

4.1	Form of Warrant issued pursuant to Securities Purchase Agreement dated April 20, 2010 (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K dated April 21, 2010)

10.1	Form of Securities Purchase Agreement dated April 20, 2010 (incorporated by reference from Exhibit 10.1 of the the Company’s Form 8-K dated April 21, 2010)

Exhibit No.	Description of Exhibit
10.2	Form of Registration Rights Agreement dated April 20, 2010 (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K dated April 21, 2010)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.
Date: August 13, 2010	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer

Date: August 13, 2010	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration and Principal Accounting Officer

14