Form 10-Q
period 2010-09-30
Converted Organics Inc.
filed 2010-11-15
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 15, 2010, there were 56,721,249 shares of our common stock outstanding.

Item 1. Financial Statements
CONVERTED ORGANICS INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010
	(Unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$483,068	$10,708,807
Restricted cash	613,295	613,162
Accounts receivable, net	414,824	80,911
Inventories	110,915	176,351
Other prepaid expenses	53,406	73,194
Assets of discontinued operations	2,598,230	962,075

Total current assets	4,273,738	12,614,500

Deposits	336,357	336,357
Other assets	500,000	—
Property and equipment, net	676,260	691,694
Construction-in-progress	357,118	311,015
Intangible assets, net	1,779,613	1,995,619
Non-current assets of discontinued operations	1,271,158	19,193,886

Total assets	$9,194,244	$35,143,071

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,294,798	$552,057
Accrued compensation, officers, directors and consultants	513,745	697,602

Accrued legal and other expenses	216,914	136,153
Accrued interest	—	9,448
Convertible note payable	—	355,164
Liabilities of discontinued operations	6,047,844	4,475,303

Total current liabilities	8,073,301	6,225,727

Derivative liabilities	1,434,127	1,626,742
Convertible note payable, net of current portion	—	17,767
Non-current liabilities of discontinued operations	17,531,311	18,501,081

Total liabilities	27,038,739	26,371,317

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.0001 par value, authorized 250,000,000 shares at September 30, 2010 and 75,000,000 shares at December 31, 2009	4,414	3,777
Additional paid-in capital	63,662,679	58,660,042
Accumulated deficit	(81,511,588)	(49,892,065)

Total shareholders’ equity (deficit)	(17,844,495)	8,771,754

Total liabilities and shareholders’ equity (deficit)	$9,194,244	$35,143,071

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three month periods ended		Nine month periods ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues	$808,582	$694,123	$2,765,641	$1,801,046

Cost of goods sold	583,703	608,882	2,020,752	1,773,785

Gross income	224,879	85,241	744,889	27,261

Operating expenses
General and administrative expenses	4,011,974	1,514,739	10,413,049	5,061,205
Research and development	35,000	87,500	176,650	267,000
Amortization of capitalized costs	72,001	72,002	216,006	228,709

	4,118,975	1,674,241	10,805,705	5,556,914

Loss from continuing operations	(3,894,096)	(1,589,000)	(10,060,816)	(5,529,653)

Other income/(expenses)
Other income	7,339	—	7,871	21,785
Derivative gain/(loss)	661,982	(241,448)	1,160,711	4,056,997
Interest expense	(4,627)	(726,227)	(15,883)	(4,029,446)

	664,694	(967,675)	1,152,699	49,336

Loss from continuing operations before provision for income taxes	(3,229,402)	(2,556,675)	(8,908,117)	(5,480,317)

Provision for income taxes	—	—	—	—

Net loss from continuing operations	(3,229,402)	(2,556,675)	(8,908,117)	(5,480,317)

Loss from discontinued operations	(18,685,007)	(2,253,613)	(22,711,406)	(6,443,121)

Net loss	$(21,914,409)	$(4,810,288)	$(31,619,523)	$(11,923,438)

Net loss per share, basic and diluted
Continuing operations	$(0.07)	$(0.13)	$(0.22)	$(0.37)
Discontinued operations	(0.43)	(0.11)	(0.56)	(0.44)

	$(0.50)	$(0.24)	$(0.78)	$(0.81)

Weighted average common shares outstanding	43,187,437	20,065,306	40,354,562	14,708,633

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Common Stock				Total
	Shares Issued and		Additional	Accumulated	Owners’ Equity
	Outstanding	Amount	Paid-in Capital	Deficit	(Deficit)
Balance, December 31, 2009	37,774,208	$3,777	$58,660,042	$(49,892,065)	$8,771,754
Stock options	—	—	1,305,812	—	1,305,812
Common stock issued upon conversion of convertible notes payable and accrued interest	645,500	65	413,894	—	413,959
Common stock issued as compensation	485,830	49	349,590	—	349,639
Issuance of common stock and warrants, net of fair value of derivatives issued of $968,096	2,400,000	240	1,398,024	—	1,398,264
Issuance of common stock and warrants as payment of accounts payable	2,780,740	278	1,501,322	—	1,501,600
Common stock issued upon exercise of employee stock options	50,000	5	33,995	—	34,000
Net loss	—	—	—	(31,619,523)	(31,619,523)

Balance, September 30, 2010	44,136,278	$4,414	$63,662,679	$(81,511,588)	$(17,844,495)

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine month periods ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,619,523)	$(11,923,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Deconsolidation of variable interest entity	—	(596,170)
Amortization of intangible assets — license	25,645	12,375
Amortization of capitalized bond costs	35,751	35,752
Amortization of deferred financing fees	—	22,042
Amortization of intangible assets	190,361	206,667
Depreciation of fixed assets	1,394,249	1,559,960
Beneficial conversion feature	—	230,492
Amortization of discounts attributable to warrants on private financing	—	1,458,647
Non-cash interest expense — private financing	—	1,245,186
Common stock issued for extension of convertible note payable	—	562,000
Common stock issued as compensation	349,639	120,313
Stock option compensation expense	1,305,812	190,022
Warrants issued in connection with private financing and equity transactions	—	662,479
Loss on impairment of long-term assets	15,430,685	—
Derivative gain	(1,160,711)	(4,056,997)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(567,244)	(61,659)
Inventories	337,833	(174,554)
Prepaid expenses and other current assets	(129,024)	(217,605)
Other assets	—	94,250
Deposits	(48,240)	165,122
Increase (decrease) in:
Accounts payable and other accrued expenses	4,217,011	3,157,897
Accrued compensation — officers, directors and consultants	(255,311)	(86,802)
Accrued interest	362,658	(181,018)
Other	—	(53,955)

Net cash used in operating activities	(10,130,409)	(7,628,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(400,827)	(3,623,823)
Release of restricted cash	—	2,578,338
Construction costs	(46,103)	(54,081)
Other assets	(500,000)	—

Net cash used in investing activities	(946,930)	(1,099,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of term notes	(1,540,009)	(243,956)
Repayment of capital lease obligations	(8,751)	(9,614)
Member’s contributions	—	230,983
Member’s distributions	—	(201,630)
Net proceeds from exercise of options	34,000	—
Net proceeds from stock offering	2,366,360	3,806,272
Net proceeds from exercise of warrants	—	1,965,000
Net proceeds from nonconvertible short-term note	—	1,182,500
Net proceeds from convertible short-term note	—	1,400,000
Repayment of nonconvertible short-term note	—	(1,330,313)
Repayment of mortgage payable	—	(943)

Net cash provided by financing activities	851,600	6,798,299

NET DECREASE IN CASH	(10,225,739)	(1,930,261)

Cash, beginning of period	10,708,807	3,357,940

Cash, end of period	$483,068	$1,427,679

Supplemental cash flow information:
Cash paid during the period for:
Interest	$808,679	$1,587,253

Non-cash financing activities:
Equipment acquired through assumption of capital lease	$—	$52,979
Equipment acquired through assumption of term note	—	118,250
Common stock issued upon conversion of convertible notes payable and accrued interest	413,959	6,323,095
Fair value of derivative issued	968,096	3,827,686
Common stock and warrants issued as payment for accounts payable	1,501,600	—
Discount on warrants issued in connection with financings	—	2,870,313
Member’s contribution of convertible note	—	684,668
Conversion of accounts payable into notes payable	—	2,634,039
The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements of Converted Organics Inc. (the “Company”) have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results as of and for the three and nine month interim periods ended September 30, 2010 and 2009.
     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K as of and for the year ended December 31, 2009.
NATURE OF OPERATIONS
     Converted Organics Inc. uses food and other waste as a raw material to manufacture, sell and distribute all-natural fertilizer products with nutrition characteristics which have been shown to support disease suppression. The Company generates revenues from two sources: product sales and tip fees. Product sales revenue comes from the sale of fertilizer products. Tip fee revenue is derived from waste haulers who pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors and hospitality venues such as hotels, restaurants, convention centers and airports.
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
     Converted Organics of Woodbridge, LLC, is a New Jersey limited liability company and wholly-owned subsidiary of the Company, which was formed for the purpose of owning, constructing and operating the Company’s facility in Woodbridge, New Jersey (the “Woodbridge facility”). The Woodbridge facility was designed to service the New York-Northern New Jersey metropolitan area. On July 30, 2010, the Company temporarily halted production at its Woodbridge facility in order to undertake steps to lower its cost structure at the Woodbridge facility. Specifically the Company attempted to negotiate more favorable terms under its operating lease and to lower certain utility costs. The Company was unable to lower such costs and therefore, management determined that the Company could not sustain the negative cash flow from the Woodbridge facility and discontinued operations at the Woodbridge plant. The Company has reported the results of operations of Converted Organics of Woodbridge, LLC as discontinued operations for the three and nine month periods ended September 30, 2010 and 2009 within the consolidated financial statements (See Note 4).
     Converted Organics of Rhode Island, LLC, a Rhode Island limited liability company and subsidiary of the Company, was formed in July 2008 for the purpose of developing a facility at the Rhode Island central landfill. Converted Organics of Rhode Island, LLC has not had any activity since its formation. On February 25, 2010, the Company signed a letter of intent with the owners of the non-controlling interest in Converted Organics of Rhode Island, LLC to sell substantially all of its assets and a limited select amount of liabilities, and assign the Company’s lease with the Rhode Island Resource Recovery Corporation (“RIRRC”).
     On January 26, 2010, the Company formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly-owned subsidiary of the Company, for the purpose of hiring a sales force and adding a poultry litter-based fertilizer product to the Company’s existing product lines. The Company outsources production of this product.
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

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS
NATURE OF OPERATIONS (Continued)
     On May 20, 2010, the Company formed TerraSphere Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, for the purpose of acquiring TerraSphere Systems LLC.
     On July 6, 2010, a membership interest purchase agreement was entered into by TerraSphere, Inc., TerraSphere Systems LLC (“TerraSphere”) and the members of TerraSphere, pursuant to which the Company agreed to acquire 100% of the membership interests of TerraSphere. Pursuant to the purchase agreement, which was approved by the Company’s stockholders at a special meeting held on September 16, 2010, the Company could issue up to 34,166,667 shares of its common stock to the members of TerraSphere in exchange for 100% of the membership interest of TerraSphere, subject to certain anti-dilution adjustments. On November 12, 2010, the Company acquired 95% of the membership interest of TerraSphere. Pursuant to the purchase agreement, 18,174,603 shares were issued at the closing and the remainder of the shares will be issued if TerraSphere achieves certain milestones (See Note 12). TerraSphere designs, builds and operates highly efficient and scalable systems, featuring a patented, proprietary technology that utilizes vertically-stacked modules to house rows of plants, which are then placed perpendicular to an interior light source to grow pesticide-free, organic fruits and vegetables. Due to a controlled, indoor environment, the system generates fresh produce year-round in any location or climate world-wide.
     Mr. Edward J. Gildea, the Company’s Chairman and Chief Executive Officer, had an 8.75% membership interest in TerraSphere, and family members of Mr. Gildea held significant units of TerraSphere and served as officers of TerraSphere.
SEGMENTS
     On March 23, 2010, the Company entered into a loan and license agreement with Heartland Technology Partners, LLC (“HTP”). In consideration for entering the loan agreement, the Company was granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT(TM) Concentrator technology in the U.S. industrial wastewater (IWW) market. The IWW market involves the treatment of waters that have been contaminated by anthropogenic industrial or commercial activities, prior to their reuse or release into the environment. The Company has begun to develop plans to operate its Industrial Wastewater Resources division. On July 30, 2010, the Company signed a letter of intent with Spirit Services, Inc. to jointly develop an energy and IWW treatment facility using the exclusively licensed technology to evaporate IWW at a facility in South Boston, Virginia. The segment is in the developmental stage and there is no discreet financial information to report at September 30, 2010.
RECLASSIFICATION
     As a result of the Woodbridge Facility operations being discontinued during the quarter ended September 30, 2010, the comparative periods have been reclassified to conform with the current quarter presentation. These reclassifications have no affect on previously reported net income, specifically, the Company has reclassified certain items as discontinued operations.
NOTE 2 — MANAGEMENT’S PLAN OF OPERATION
     On July 30, 2010 the Company announced a 50% reduction of its work force which included employees at the corporate level and the Woodbridge facility (the “restructuring”). The Company expects those salary reductions to save approximately $2.1 million over the next twelve months. The Company recorded restructuring charges totaling approximately $313,000 during the quarter ended September 30, 2010 and is included in general and administrative expense on the consolidated statements of operations. In addition on July 30, 2010, the Company temporarily halted production at its Woodbridge facility in order to undertake steps to lower its cost structure at the Woodbridge facility. Specifically the Company attempted to negotiate more favorable terms under its operating lease and to lower certain utility costs. The Company was unable to lower such costs and therefore, management determined that the Company could not sustain the negative cash flow from the Woodbridge facility and discontinued operations at the Woodbridge plant.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 2 — MANAGEMENT’S PLAN OF OPERATION (Continued)
     The Company currently has manufacturing capabilities at its Gonzales facility. The Gonzales facility is cash flow positive and is currently producing at approximately 60% of its capacity. The Company is focusing its current sales efforts on taking advantage of the additional production capacity. The additional production capacity could produce approximately $175,000 of additional positive cash flow a month. Previously, the Company estimated its negative cash flow requirements on a monthly basis were approximately $400,000 at the corporate level. The Company estimates that the current cost reduction efforts will lower the monthly cash flow requirements at the corporate level to $150,000. If the Company is unable to increase sales levels at Gonzales to offset the corporate level cash flow requirement, the Company will need to seek additional financing.
     On July 6, 2010, the Company reached an agreement to acquire TerraSphere Systems LLC (Note 1). The transaction was approved by the Company’s stockholders on September 16, 2010. The closing of the transaction acquiring 95% of TerraSphere was finalized on November 12, 2010 (See Note 12). The Company anticipates there will be cash available to the Company from the acquired entity. Any cash acquired by the Company would reduce amounts that otherwise need to be raised through a financing.
     The Company believes the restructuring and the discontinued operations of the Woodbridge facility and increased capacity utilization in Gonzales will allow the Company to pursue growth by developing its industrial wastewater business and developing the recent TerraSphere acquisition. Increasing capacity utilization at the Gonzales facility would result in additional positive cash flow without the need to fund an expansion at the facility. The Company is focusing its current sales efforts on taking advantage of the additional production capacity. The Company may require additional financing until the Company achieves the desired production capacity and sales levels and assuming it does not encounter additional costs or expenses, either unforeseen or resulting from any proposed mergers and/or acquisitions. To date, the Company has not achieved the desired sales levels required to offset the corporate level cash requirements. Therefore, the Company may require additional financing prior to achieving cash flow from operations for which it has no commitments.
     On July 2, 2010, a shelf registration statement was filed on Form S-3 to register $75,000,000 of common stock, which was declared effective on July 15, 2010. There is no assurance that capital in any form will be available to the Company, and if available, on terms and conditions that are acceptable.
NOTE 3 — NEWLY ADOPTED ACCOUNTING STANDARDS
     There are no new accounting standards significantly affecting the Company in the three and nine month periods ended September 30, 2010.
NOTE 4 — DISCONTINUED OPERATIONS
     On July 30, 2010, the Company temporarily halted production at its Woodbridge facility in order to undertake steps to lower its cost structure at the Woodbridge facility. Specifically the Company attempted to negotiate more favorable terms under its operating lease and to lower certain utility costs. The Company was unable to lower such costs and therefore, management determined that the Company could not sustain the negative cash flow from the Woodbridge facility and discontinued operations at the Woodbridge plant during the third quarter ended September 30, 2010. On October 18, 2010, the Company entered into a Termination and Surrender Agreement with the Woodbridge facility’s landlord (“Lessor”) transferring all equipment, tools and fixtures owned by the Company to the Lessor in lieu of its obligations to the Lessor (See Note 12). As a result, the Company impaired the Woodbridge facility’s assets to reduce the carrying value to approximately $1.5 million, which is the value expected to be received from the sale of those assets. The consolidated statements of operations includes an impairment charge of approximately $15.4 million for the three and nine month periods ended September 30, 2010 in loss from discontinued operations.
     The following table provides the revenue and loss from the Woodbridge Facility discontinued operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue from discontinued operations	$105,714	$53,123	$834,089	$430,403
Loss from discontinued operations	$(18,685,007)	$(2,253,613)	$(22,711,406)	$(6,443,121)

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 4 — DISCONTINUED OPERATIONS (Continued)
     The Company does not expect to have any continuing cash flows from the Woodbridge facility.
     The following table provides the assets and liabilities of the Woodbridge Facility, classified as discontinued operations, in the consolidated balance sheets dated September 30, 2010 and December 31, 2009:

	2010	2009
Accounts receivable	$293,077	$59,746
Inventory	—	272,396
Prepaid expenses	778,610	629,933
Property and equipment	1,526,543	17,935,216
Other assets	1,271,158	1,258,670

Assets of discontinued operations	$3,869,388	$20,155,961

Term notes payable	$1,707,743	$3,247,752
Accounts payable	1,964,459	1,237,275
Accrued expenses	2,375,129	950,782
Other liabilities	31,824	40,575
Bonds payable	17,500,000	17,500,000

Liabilities of discontinued operations	$23,579,155	$22,976,384

     On October 18, 2010, the Company entered into a series of transactions whereby assets of discontinued operations totaling approximately $3,500,000 and liabilities of discontinued operations totaling approximately $22,600,000 at September 30, 2010 were assigned, transferred and or extinguished (See Note 12).
     At September 30, 2010, assets of discontinued operations totaling $1,526,147 were classified as held for sale. The assets held for sale consist of the Woodbridge facility’s property and equipment. These assets were transferred to the Lessor on October 18, 2010 to satisfy certain obligations (see Note 12). No gain or loss was recognized on the sale.
NOTE 5 — INVENTORIES
     The Company’s inventories consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Finished goods	$69,041	$137,027
Raw materials	41,874	39,324

Total inventories	$110,915	$176,351

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 6 — DEBT
TERM NOTES
     The Company entered into a financing agreement with an equipment financing company to acquire equipment for its Woodbridge facility. The note is for $118,250, bears an imputed interest rate of 9% and has a three year term, maturing January 2012. The outstanding balance of the equipment term note was approximately $50,000 and $71,000 at September 30, 2010 and December 31, 2009, respectively.
     During 2009, the Company agreed to convert certain accounts payable totaling approximately $2,634,000, related to the construction of the Woodbridge facility (the “construction term notes”), into term notes ranging from 12 to 24 months at various rates ranging from 0% to 9% with payment terms maturing through September 2011. The Company has recorded a discount on certain of the notes representing imputed interest of approximately $54,000, which is being amortized during the non-interest bearing period of the notes. The outstanding balance of these term notes was approximately $1,660,000 and $3,176,000 at September 30, 2010 and December 31, 2009. On October 18, 2010, the construction term notes were extinguished (See Note 12).
     The above term notes are classified in the current and non-current liabilities of discontinued operations on the consolidated balance sheets at September 30, 2010 and December 31, 2009.
CONVERTIBLE NOTE PAYABLE
     During the nine month period ended September 30, 2010, the Company issued 645,500 shares of common stock representing principal and interest payments of approximately $414,000 in satisfaction of its convertible debt obligation issued in connection with the acquisition of UOP and WRI.
BOND FINANCING
     On February 16, 2007, concurrent with its initial public offering, the Company’s wholly-owned subsidiary, Converted Organics of Woodbridge (“Woodbridge”), completed the sale of $17,500,000 of New Jersey Economic Development Authority Bonds (the “Bonds”). The Bonds carried a stated interest rate of 8% and were set to mature on August 1, 2027. The Bonds are classified in the liabilities of discontinued operations on the consolidated balance sheets at September 30, 2010 and December 31, 2009. On October 18, 2010, the Bonds payable were settled and extinguished (See Note 12).
NOTE 7 — DERIVATIVE INSTRUMENTS
     On May 7, 2009, in connection with notes issued pursuant to a financing agreement an investor received five-year warrants to purchase 750,000 shares and 350,000 shares of Company common stock, with an original exercise price of $1.00 per share and $1.50 per share, respectively, (Class C and D warrants, respectively) subject to certain anti-dilution provisions. The placement agent used for the offering was issued 135,000 Class C warrants and 65,000 Class D warrants. These warrants are subject to certain anti-dilution rights for issuance below the exercise prices and are not registered and cannot be traded. The exercise price for the Class C and D warrants are $1.00 per share and $1.02 per share, respectively, at September 30, 2010. The Company has determined that the warrant provisions providing for protection for issuances below the warrant exercise prices could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. Therefore, the Company determined the warrants issued in connection with this financing are a derivative instrument which is subject to mark-to-market adjustment each reporting period. At December 31, 2009, the fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6% resulting in a derivative liability of approximately $563,500. The liability was revalued as of September 30, 2010 using a Black-Scholes model and the following assumptions: risk-free interest rate of 1.27%; no dividend yield; and volatility of 122.3%, resulting in a revalued liability of approximately $359,000 and a derivative gain of approximately $173,000 and $205,000 on the consolidated statements of operations for the three and nine month periods ended September 30, 2010, respectively.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 7 — DERIVATIVE INSTRUMENTS (Continued)
     On September 8, 2009, in connection with notes issued pursuant to a financing agreement on that date, an investor received a five-year warrant to purchase 2,500,000 shares of the Company’s common stock, with an original exercise price of $1.25 per share. These warrants are subject to certain anti-dilution rights for issuances below the exercise price; provided that absent shareholder approval, the exercise price may not be reduced to less than $1.08 per share (Class G warrants). These warrants are not registered and cannot be traded. The Class G warrants are exercisable at $1.25 per share at September 30, 2010 as the Company has received a one time waiver for the Class G anti-dilution provision relating to the triggering event which occurred on April 22, 2010 (Class I Warrants). The Company has determined the warrant provisions providing for protection for issuances below the warrant exercise price could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. The Company has determined that the warrants issued in connection with this financing are a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. At December 31, 2009, the fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6% resulting in a derivative liability of approximately $1,063,200. The liability was revalued as of September 30, 2010 using a Black-Scholes model and the following assumptions: risk-free interest rate of 1.27%; no dividend yield; and volatility of 122.3%, resulting in a revalued liability of approximately $715,000 and a derivative gain of approximately $327,000 and $348,000, on the consolidated statements of operations for the three and nine month periods ended September 30, 2010, respectively.
     On April 22, 2010, in connection with common stock issued pursuant to a financing agreement on that date, an investor received a five-year warrant to purchase 1,163,362 shares of the Company’s common stock, with an original exercise price of $1.06 per share, subject to certain anti-dilution rights for issuances below such exercise price (Class I warrants). These warrants are not registered and cannot be traded. The Class I warrants are exercisable one year from the date of issuance. The Company has determined that the warrant provisions providing for protection for issuances below the warrant exercise price could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. The Company has determined the warrants issued in connection with this financing are a derivative instrument which is subject to mark-to-market adjustment each reporting period. At April 22, 2010, the fair value of the warrants was determined to be approximately $968,000. At September 30, 2010, the fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 1.27%; no dividend yield; and volatility of 122.3% resulting in a derivative liability of approximately $360,000 and a derivative gain of approximately $162,000 and $608,000, on the consolidated statements of operations for the three and nine month periods ended September 30, 2010, respectively (also see Note 8).
NOTE 8 — OWNERS’ EQUITY (DEFICIT)
     On March 17, 2010, the Company granted 165,000 shares of common stock to a consultant who provided investor relations consulting services to the Company. The grant was measured using the closing price of the Company’s stock on the date of grant. The statements of operations includes a charge of $160,050 for the nine months ended September 30, 2010 related to this grant, which was credited to common stock and additional paid-in capital.
     On April 22, 2010, Converted Organics Inc. entered into a Securities Purchase Agreement with a single institutional investor. Pursuant to the Securities Purchase Agreement, the Company agreed to issue to the investor: (a) 2,400,000 shares of its common stock at $1.06 per share and (b) five-year warrants to purchase 1,163,362 shares of its common stock at an exercise price of $1.06 per share (Class I Warrants). The warrants may be exercised at any time on or following a date one year after the date of issuance and will expire five years from the date of issuance. The transaction provided the Company with net proceeds of approximately $2.4 million.
     On June 30, 2010, the Company’s stockholders approved the amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 75,000,000 shares to 250,000,000 shares.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 8 — OWNERS’ EQUITY (DEFICIT) (Continued)
     On July 19, 2010, the Company issued 1,623,333 shares of its common stock and warrants (Class J Warrants) to acquire 1,623,333 shares of common stock to Atlas Advisors, LLC (“Atlas”). The warrants will expire five years from the date of issuance and have a strike price of $0.54 per share. The issuance to Atlas was made pursuant to an agreement between the parties regarding payments due to Atlas pursuant to a Business Development Agreement dated January 29, 2010. Under the Business Development Agreement, the Company had agreed to compensate Atlas in the event of any mergers and/or acquisitions that were a result of the services provided by Atlas, such payment was to have included both cash payments and equity payments. Pursuant to the agreement reached between the parties, in exchange for the equity consideration listed herein, Atlas agreed that no further consideration be paid to it in connection with the Company’s proposed acquisition of TerraSphere Systems, LLC. The stock and warrant payment was made to Atlas at a share price of $0.54, which was the closing price of the Company’s common stock on the date of the TerraSphere acquisition agreement. The warrants issued to Atlas were issued at an exercise price equal to the price at which the common shares were issued.
The Company issued 320,830 shares of its common stock related to its restructuring during the quarter ended September 30, 2010. The statements of operations includes a charge of approximately $190,000 for the nine months ended September 30, 2010, which was credited to common stock and additional paid-in capital.
     On August 30, 2010, the Company issued 1,157,407 shares of its common stock and warrants (Class K Warrants) to acquire 1,157,407 shares of common stock to Atlas. The warrants will expire five years from the date of issuance and have a strike price of $0.54. The issuance to Atlas was made as consideration for the termination of a Business Development Agreement dated January 29, 2010 by and between the Company and Atlas.
The following table sets forth the outstanding warrants as of September 30, 2010:

	Class B Warrants	Class C Warrants	Class D Warrants	Class E Warrants	Class F Warrants	Class G Warrants	Class H Warrants	Class I Warrants	Class J Warrants	Class K Warrants
	Exercise Price	Exercise Price	Exercise Price	Exercise Price	Exercise Price	Exercise Price	Exercise Price	Exercise Price	Exercise Price	Exercise Price
	$11.00	$1.00	$1.02	$1.63	$1.25	$1.25	$1.30	$1.06	$0.54	$0.54
Outstanding at 12/31/09	4,932,438	885,000	415,000	1,500,000	585,000	2,500,000	17,250,000	—	—	—
Issued	—	—	—	—	—	—	—	1,163,362	1,623,333	1,157,407
Exercised	—	—	—	—	—	—	—	—	—	—
Canceled	—	—	—	—	—	—	—	—	—	—

Outstanding at 09/30/10	4,932,438	885,000	415,000	1,500,000	585,000	2,500,000	17,250,000	1,163,362	1,623,333	1,157,407

Exercisable at 09/30/10	4,932,438	885,000	415,000	1,500,000	585,000	2,500,000	17,250,000	1,163,362	1,623,333	1,157,407

On October 18, 2010, 2,284,409 Class B warrants were retired by the Bond holder (see Note 12).
NOTE 9 — FAIR VALUE MEASUREMENTS
     The Company applies Financial Accounting Standards Board’s Accounting Standard Codification, Topic 820 Fair Value Measurement and Disclosures (ASC 820), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.
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

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 9 — FAIR VALUE MEASUREMENTS (Continued)
     Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.
     The Company’s liabilities that are reported at fair value in the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009 were as follows:

		Balance
	Level of Hierarchy	September 30, 2010	December 31, 2009
Derivative liabilities	Level 3	$1,434,127	$1,626,742
     The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the three and nine month periods ended September 30, 2010:

	Three months ended	Nine months ended
Balance, beginning of period	$2,096,109	$1,626,742
Fair value of derivatives issued	—	968,096
Derivative (gain) loss	(661,982)	(1,160,711)

Balance, end of period	$1,434,127	$1,434,127

     The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, for which the carrying amounts approximate fair value.
NOTE 10 — STOCK OPTION PLAN
     The following table presents the activity under the 2006 Stock Option Plan from January 1, 2010 through September 30, 2010:

	Options Outstanding	Price Per Share
Outstanding at December 31, 2009	1,230,295	$3.54
Granted	2,508,500	.68
Exercised	(50,000)	.97
Canceled	—	—

Outstanding at September 30, 2010	3,688,795	$1.63

Exercisable at September 30, 2010	3,638,795	$1.63

     The expense associated with granting these options was calculated using a Black-Scholes model. The resulting expense of the above options granted was $6,660 and $1,305,812 for the three and nine month periods ended September 30, 2010, respectively, and is included in general and administrative expense on the consolidated statements of operations. As of September 30, 2010, there was unrecognized compensation cost of approximately $4,000 related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. There was no intrinsic value of the Company’s outstanding stock options at September 30, 2010.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 11 —COMMITMENTS AND CONTINGENCIES
LEASE COMMITMENTS
     The Company’s future minimum lease payments are as follows:

Years ending December 31, 2010 (October 1, 2010 through December 31, 2010)	$85,459
2011	344,988
2012	338,748
2013	234,898
2014	238,645
2015 and thereafter	1,924,633

$3,167,371

     The Woodbridge facility future minimum lease payments have been excluded from the above table (See Note 12).
LEGAL PROCEEDINGS
     The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf except as follows.
     On December 11, 2008, the Company received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of the Company’s Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, the Company filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from the Company’s alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, the Company filed its answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. Plaintiff filed a Motion for Class Certification on June 22, 2010, which is pending before the District Court. A jury trial has been set for May 17, 2011. The Company plans to vigorously defend this matter and is unable to estimate any losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no loss has been recorded related to this matter.
     Related to the above matter, in December 2009, the Company filed a complaint in the Superior Court of Massachusetts for the County of Suffolk, captioned Converted Organics Inc. v. Holland & Knight LLP. The Company claims that in the event it is required to pay any monies to Mr. Leeseberg and his proposed class in the matter of Gerald S. Leeseberg, et al. v. Converted Organics, Inc., that Holland & Knight should make the Company whole, because its handling of the registration of the securities at issue in the Leeseberg lawsuit caused any loss that Mr. Leeseberg and other putative class members claim to have suffered. Holland & Knight has not yet responded to the complaint. Holland and Knight has threatened to bring counterclaims against Converted Organics for legal fees allegedly owed, which we would contest vigorously. On May 12, 2010, the Superior Court stayed the proceedings, pending resolution of the Leeseberg litigation. At this early stage in the case, the Company is unable to predict the likelihood of an unfavorable outcome, or estimate any loss/gain.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 11 —COMMITMENTS AND CONTINGENCIES (Continued)
LEGAL PROCEEDINGS (Continued)
     On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and its alleged, intentional failure to disclose to adjacent property owners the possibility of the facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. On June 8, 2010, Lefcourt Associates, Ltd re-filed their lawsuit but before a different court, the Chancery Division in Bergen County. The Company filed a motion to transfer the action back to the original court in Middlesex County, which was granted and sought to have the lawsuit dismissed, which was granted in part on August 27, 2010. The Court limited the plaintiffs claims to the events in part that occurred after the dismissal of the prior action.
NOTE 12 — SUBSEQUENT EVENTS
WOODBRIDGE TRANSACTION
     On October 18, 2010, Converted Organics Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with the sole Bond Holder of $17,500,000 New Jersey Economic Development Authority Bonds (the “Bonds”) that were issued on behalf of Woodbridge. Pursuant to the Exchange Agreement, the Bond Holder agreed to exchange: (i) the Bonds (which represented 100% of all Bonds), and (ii) class B warrants to purchase 2,284,409 shares the Company’s common stock (the “Class B Warrants”) for 17,500 shares of the Company’s newly authorized 1% Series A Convertible Preferred Stock (the “Series A Preferred Stock”). In addition, the Bond Holder agreed to waive all interest accrued and unpaid from February 1, 2010 until the date of the Exchange Agreement on the Bonds, and agreed to transfer to the Company approximately $600,000 that the Company had previously deposited into certain reserve accounts in connection with the Bonds.
     The Series A Preferred Stock is convertible into the number of shares of Common Stock equal to (1) the stated value of the share ($1,000), divided by (2) $0.543 (the “Conversion Price”). Holders of the Series A Preferred are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 1% per annum (subject to increase in certain circumstances), payable annually and on each conversion date. The dividends are payable, during the first three years after issuance, at the election of the Company, and thereafter, at the election of the holder, in cash or in shares of Company common stock valued at the Conversion Price (or in some combination thereof).
     On October 18, 2010, the Company and the Woodbridge Facility’s landlord (“Lessor”) entered into a Termination and Surrender Agreement (“Termination Agreement”) related to the termination of the Woodbridge Facility lease. Under the lease, there were approximately $9.1 million of future rental payments. In addition, the Lessor asserted claims for (i) unpaid sewer and trash removal charges; (ii) unpaid rent due Lessor for prior periods; (iii) certain costs and expenses incurred by Lessor in connection with certain litigation; (iv) damages that may result from the condition of the premises at the time of surrender; and (v) the required removal and disposal of abandoned inventory and materials totaling approximately $1,500,000. Pursuant to the Termination Agreement, the Lessor and the Company agreed to terminate the lease surrendering the premises and transferring all equipment, tools and fixtures owned by the Company and presently located at the premises. Pursuant to the terms of the Termination Agreement, the Company agreed to issue the Lessor a total of 892,857 shares of Company common stock valued at $0.56 per share. In addition, the Company has deposits totaling $415,000 with the Lessor which will not be returned to the Company.
     On October 18, 2010, the Superior Court of the State of California for the County of Los Angeles entered an Order in the matter entitled American Capital Management, LLC (“ACM”) v. Converted Organics Inc. and Converted Organics of Woodbridge, LLC and Does 1-10 Inclusive (the “Order”). The Order provides for the full and final settlement of $11.3 million of claims against the Company held by ACM. The claims include the future rental payments discussed above, which were acquired by ACM from the Lessor, as well as the acquisition of approximately $1.7 million of promissory notes issued by the Company to four contractors that had provided services to the Woodbridge Facility. ACM purchased the claims from these parties pursuant to separate claims purchase agreements. Pursuant to the terms of the Order, the Company agreed to issue to ACM a total of 20,726,980 shares of Company common stock valued at $0.543 per share in full and final settlement of the claims.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 12 — SUBSEQUENT EVENTS (Continued)
TERRASPHERE SYSTEMS LLC ACQUISITION
     On November 12, 2010, the Company acquired 95% of the membership interest TerraSphere Systems LLC. The acquisition will enable the Company to license TerraSphere’s patented Growth System, which is a system of modules and processes for growing plants in a controlled environment. The system uses and controls precise combinations of light, water, nutrition, gravity, centrifugal forces, and gasses to produce growing conditions that can be controlled and manipulated to result in desired plant growth and maximum crop production.
The membership interest purchase agreement (“Agreement”) entered on July 6, 2010 allows for an election by TerraSphere members to accept 1) 27,777,778 shares of Company common stock upon closing of the transaction (with a 6 month holding period) (“Option One”) or 2) 15,873,016 shares of Company common stock upon closing of the transaction with an option to earn an additional 21,164,021 shares of Company common stock in contingent consideration based upon TerraSphere achieving certain milestones and agreeing to an 18 month holding period on stock distributed to them (“Option Two”). Based on 26% of TerraSphere members’ electing Option One and 69% electing Option Two, the maximum total shares that could be issued is 32,777,778 in the Company’s common stock. Per the Agreement, TerraSphere members who elected Option One received 7,222,222 shares of Company common stock upon closing and members electing Option Two received 10,952,381 shares of Company common stock upon closing and up to an additional 14,603,175 shares of Company common stock based on achieving the defined milestones (contingent consideration).
     Milestone One Payment: 4,563,492 shares of Company common stock, if, and only if, between the date of the Agreement and the 90th day following the closing date or the 180th day following the date of the Agreement, the following occurs (such shares to be payable within ten (10) business days of achievement of the following or the closing date, whichever is later): For a period of five (5) consecutive trading days, the Company’s market capitalization exceeds the sum of: (1) the Company’s initial market capitalization on the date of execution of the Agreement, plus (2) the closing price per share, multiplied by the number of shares of Company common stock to be issued at closing pursuant to the Agreement, and, if such calculation is being made prior to the closing date, including this Milestone One. If between the date of the Agreement and the 90th day following the closing date or the 180th day following the date of the Agreement, the Company completes an equity financing, the cash received from the equity financing during such period shall be added to the market capitalization. If between the closing date and December 31, 2011, the Buyer sells equity of either the Company or any of the Company’s subsidiaries, any cash received from such equity sales during such period shall be added to the market capitalization;
     Milestone Two Payment: 1,825,397 shares of Company common stock, if, and only if, $2,000,000 of TerraSphere’s accounts receivable as of the date of the Agreement are received prior to February 28, 2011;
     Milestone Three Payment: 4,563,492 shares of Company common stock, if, and only if, the Company generates gross margin of $6,000,000 (gross margin target) from its operations during the period commencing as of the date of the Agreement and ending on December 31, 2011; provided that, if the Company generates gross margin of at least $4,200,000 (gross margin threshold) from its operations during such period, the Sellers shall be entitled to a pro rata portion of the Company common stock; and
     Milestone Four Payment: 3,650,794 shares of Company common stock, if, and only if, the Company generates gross margin of $4,000,000 from its operations during any nine-month period commencing on the Agreement date and ending on December 31, 2012; provided that, if the Company achieves the Milestone Three gross margin threshold, but does not achieve the Milestone Three gross margin target, 83.3% of the difference between the Milestone Three gross margin target and the actual gross margins achieved pursuant to the Agreement (the “Milestone Three Deficiency”) may be added by the Sellers to the Milestone Four Payment and the Milestone Four gross margin target. Notwithstanding anything to the contrary herein, the total amounts payable pursuant to the Milestone Three Payment and Milestone Four Payment shall be no more than 8,214,286 shares of Company common stock.
On November 12, 2010, the Company acquired 95% of TerraSphere issuing 18,174,603 shares of Company common stock at the closing and additional shares will be issued if TerraSphere achieves the above milestones.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS — CONTINUED
(UNAUDITED)
NOTE 12 — SUBSEQUENT EVENTS (Continued)
TERRASPHERE SYSTEMS LLC ACQUISITION (Continued)
The unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2010 and 2009 as though the acquisition had been completed at the beginning of the respective periods are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$817,765	$703,306	$7,268,190	$1,828,595
Net loss	$(22,304,569)	$(5,156,798)	$(29,330,290)	$(13,038,842)
Net loss per share, basic and diluted	(0.36)	(0.13)	(0.50)	(0.43)

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
Introduction
     Our operating structure is composed of our parent company, Converted Organics Inc., three wholly-owned operating subsidiaries, a newly formed wholly-owned subsidiary, TerraSphere Inc. and a 92.5% owned non-operating subsidiary. The first operating subsidiary is Converted Organics of California, LLC, which includes the operation of our Gonzales, California facility. The second operating subsidiary is Converted Organics of Woodbridge, LLC, which includes the discontinued operation of our Woodbridge, New Jersey facility. The third operating subsidiary is Converted Organics of Mississippi, LLC (“Converted Organics of Mississippi), a Mississippi limited liability company, established for the purpose of adding a poultry litter-based fertilizer product to the Company’s existing product lines. On May 20, 2010, we formed TerraSphere Inc. (“TerraSphere Inc”), a Delaware corporation, to acquire 100% of the membership interests of TerraSphere Systems LLC, a transaction which was approved by our shareholders at a special meeting held on September 16, 2010 and acquired 95% of the membership interest of TerraSphere on November 12, 2010. The 92.5% owned subsidiary is Converted Organics of Rhode Island, LLC (“Converted Organics of RI”), which currently has no operating activity. On February 25, 2010, we signed a letter of intent with the non-controlling member in Converted Organics of RI to sell substantially all of the assets and a limited select amount of liabilities of Converted Organics of RI. We operate a processing facility that uses food and agricultural waste as raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics. In addition, we have sales from a poultry litter based fertilizer product. We have current sales in the agribusiness, retail and turf management markets. We also hope to achieve additional revenue by licensing the use of our technology to others, developing our Industrial Waterwaste Resources division and expanding our newly acquired division TerraSphere Inc.
     In addition to our fertilizer manufacturing and sales operations, we have also begun to operate an Industrial Wastewater Resources division of the Company (IWWR). Converted Organics is the exclusive licensee of LM-HT Concentrator technology for the treatment of Industrial Wastewater. Due to its unique, energy efficient design, the LM-HT Concentrator provides a highly cost-effective alternative to traditional IWW treatment technology. Since IWWR’s inception in March of 2010, we have entered into multiple strategic relationships to build waste water treatment facilities on landfills and other waste processing facilities across the nation. Once the LM-HT Concentrators are installed at facilities, Converted Organics plans to apply for carbon credits and government grants, based on the technology’s ability to reduce carbon emissions and energy consumption through its use of waste heat and renewable energy as thermal fuel.
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
     The Gonzales facility began to generate positive cash flow in June 2009 which has continued through September 2010. For the nine month period ended September 30, 2010, the Gonzales facility generated revenues of $2,511,000 and a positive gross margin of $628,000, or 25% (based on no allocation of corporate overhead). We plan to continue to improve this operating margin by maximizing the production capacity at the facility, by generating tip fees from receiving additional quantities of food processing waste and by reducing the amount of raw material and freight costs currently associated with the production process. We estimate that the plant in its current configuration, and based on current market prices, has the capacity to generate monthly sales in the range of $350,000 to $400,000. In addition, we have plans to add capacity to the Gonzales plant, whereby the plant will be able to produce approximately three times its current production and will be capable of producing both liquid and solid products. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing but have delayed the upgrades which would allow us to produce dry product. The remaining upgrades have been delayed due to a lack of market demand for a dry product within the area the Gonzales facility serves. Because we will have to obtain the proper building permits for continued expansion, further development of the Gonzales facility will be delayed until further market research is completed and those permits are obtained.
          Converted Organics of Woodbridge, LLC — Woodbridge Facility
     On July 30, 2010, we temporarily halted production at our Woodbridge facility in order to undertake steps to lower our cost structure at the Woodbridge facility. Specifically we attempted to negotiate more favorable terms under our operating lease and to lower certain utility costs. We were unable to lower such costs and therefore, management determined the Company could not sustain the negative cash flow from the Woodbridge facility and discontinued the operations at the Woodbridge plant. As a result, we impaired the Woodbridge facility’s assets thereby reducing the carrying value to approximately $1.5 million which is the value expected to be received from the sale of those assets. The consolidated statements of operations reflect the impairment charge of approximately $15.4 million for the three and nine month periods ended September 30, 2010 in loss from discontinued operations. On October 18, 2010, we entered into a Termination and Surrender Agreement with the Woodbridge facility’s landlord (“Lessor”) transferring all equipment, tools and fixtures owned by us to the Lessor in lieu of our obligations to the Lessor. The completion of our restructuring coupled with the expense reduction measures we implemented in July 2010 are expected to yield total cash savings of approximately $6.0 million per year, providing us with the operational and financial flexibility necessary to drive Converted Organics to its next phase of corporate development
          Converted Organics of Mississippi, LLC
          On January 26, 2010, we formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly owned subsidiary of the Company, for the purpose of adding a poultry litter-based fertilizer product to our existing product lines. We have outsourced production of this new product line. From the date of inception through September 30, 2010, Converted Organics of Mississippi, LLC recorded product sales revenue of approximately $255,000.
          TerraSphere Inc.
          On May 20, 2010, we formed TerraSphere Inc., a Delaware corporation and a wholly owned subsidiary of the Company, for the purpose of acquiring 100% of the membership interests of TerraSphere Systems LLC (“TerraSphere”). On July 6, 2010, a membership interest purchase agreement was entered into by the Company, TerraSphere Inc., TerraSphere and the members of TerraSphere, pursuant to which we agreed to acquire 100% of the membership interest of TerraSphere. The maximum total shares that could be issued for TerraSphere is estimated to be 34,166,667 shares of Company Common Stock, which includes earn-out share payments of up to 14,603,175 shares of Company common stock. Pursuant to the purchase agreement, the acquisition was approved by our shareholders on September 16, 2010. The Company acquired 95% of the membership interest of TerraSphere on November 12, 2010. We will issue up to 32,777,778 shares of our common stock to the members of TerraSphere in exchange for 95% of the units of TerraSphere, subject to certain anti-dilution adjustments. Of these shares, 18,174,603 shares were issued on November 12, 2010, the closing of the acquisition, and the remainder of the shares will be issued if TerraSphere achieves certain milestones. TerraSphere designs, builds and operates highly efficient and scalable systems, featuring a patented, proprietary technology that utilizes vertically-stacked modules to house rows of plants, which are then placed perpendicular to an interior light source to grow pesticide and chemical-free, organic fruits and vegetables. Due to a controlled, indoor environment, the system generates fresh produce year-round in any location or climate world-wide. We believe the acquisition of TerraSphere will expand our portfolio of sustainable, environmentally-friendly businesses, and will provide us with an immediate revenue stream.
          Industrial Wastewater Resources Division
          On March 23, 2010, we entered into a loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The loan agreement requires us to advance $500,000 to HTP in three monthly installments that commenced upon signing of the loan. The outstanding principal balance of the loan is due if either a change of control of HTP or the completion by HTP of a financing in excess of $10 million occurs on or before June 30, 2012. In consideration for entering into the loan agreement, we were granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT(TM) Concentrator technology in the U.S. industrial wastewater (IWW) market. The IWW market involves the treatment of waters that have been contaminated by anthropogenic industrial or commercial activities, prior to their reuse or release into the environment. A breakthrough wastewater treatment process, the LM-HT(TM) Concentrator reduces carbon emissions compared to traditional technologies by using waste heat and renewable energy as thermal fuel. In addition, we have hired a senior executive in the waste water processing industry and have begun to develop plans to operate our Industrial Wastewater Resources division. On July 30, 2010, we signed a letter of intent with Spirit Services, Inc. to jointly develop an energy and IWW treatment facility using our exclusively licensed technology to evaporate IWW at a facility in South Boston, Virginia. We have subsequently signed additional agreements to establish relationships to jointly develop IWW treatment facilities at certain established waste treatment facilities in the United States. Such relationships are in the development stage and we expect to build upon them, as well as secure new partnerships, throughout the remainder of this year and in 2011.
Recent Financing Activities
     On April 20, 2010, we entered into an agreement with a single institutional investor, pursuant to which we issued to the investor: (a) 2,400,000 shares of common stock and (b) five-year warrants to purchase 1,163,362 shares of common stock at an exercise price of $1.06 per share. The warrants may be exercised at any time on or following a date one year after the date of issuance and expire five years from the date of issuance. The transaction closed on April 22, 2010 and provided us with net proceeds of approximately $2.4 million.
Future Development
     Our long-term strategic plan calls for growth of our organic fertilizer business as well as expansion of our portfolio of sustainable, environmentally-friendly businesses. To grow our existing fertilizer business, we plan to develop and license additional organic fertilizer manufacturing facilities and utilize the remaining capacity of our Gonzales facility which currently operates at approximately 60% capacity. In connection with our plan to expand the capacity of our Gonzales facility, we plan to increase production to approximately three times the facility’s current production and, based on market demand, we may expand the capability of the plant to have the ability to produce both liquid and solid products. In connection with the plan for additional facilities, we have completed preliminary work aimed at establishing facilities in Massachusetts, where we have performed initial development work in connection with construction of three manufacturing facilities to serve the eastern Massachusetts market. Two of our proposals to develop facilities are currently under review by the property owners. The third proposal has evolved into the MassOrganics I transaction described below. The Massachusetts Strategic Envirotechnology Partnership Program has completed a review of our technology.
     We also plan to strengthen our green technology portfolio with the TerraSphere acquisition and grow our Industrial Wastewater Resources Division. Through the TerraSphere acquisition, we will expand our business into the market of building highly efficient systems for growing pesticide and chemical-free, organic fruits and vegetables in controlled indoor environments. TerraSphere will provide us with an immediate revenue stream and its clean technology helps to promote the sustainable consumption of natural resources by accelerating plant production and maximizing crop yields, while improving environmental footprints through the reduction of carbon emissions and fuel use associated with traditional crop production and distribution. Also, we will continue to grow our Industrial Wastewater Resources Division by working to form industry and/or project-based partnerships that utilize our exclusively licensed, irrevocable technology to treat industrial wastewaters.
     We have developed smaller capacity operating units, namely the Scalable Modular AeRobic Technology (SMART) units that are suitable for processing 5 to 50 tons of waste per day. The semi-portable units are capable of operating indoors or outdoors and may be as sophisticated or as basic in design and function as the owner/user requires. The SMART units will be delivered to jobsites in pre-assembled, pre-tested components, and will include a license to use the HTLC technology. Our target market is users who seek to address waste problems on a smaller scale than would be addressed by a large processing facility. Our plan contemplates that purchasers of the SMART units would receive tip fees for accepting waste and would sell fertilizer and soil amendment products in the markets where their units operate. We plan to market and sell the SMART units in both the United States and abroad.
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
Liquidity and Capital Resources
     At September 30, 2010, we had total current assets of approximately $4.3 million consisting primarily of cash, accounts receivable, assets of discontinued operations, and had current liabilities of approximately $8.1 million, consisting primarily of accounts payable, accrued expenses and liabilities of discontinued operations, leaving us with a negative working capital of approximately $3.8 million. Non-current assets totaled approximately $4.9 million and consisted primarily of property and equipment, intangible assets and non-current assets of discontinued operations. Non-current liabilities of approximately $19.0 million consisted primarily of non-current liabilities of discontinued operations of $17.5 million and a $1.4 million derivative liability. We had an accumulated deficit at September 30, 2010 of approximately $81.5 million. Shareholders’ deficit at September 30, 2010 was approximately $17.8 million. We have completed a series of transactions in October 2010 which will provide approximately $15.4 million in positive Shareholders’ equity in the fourth quarter of 2010. We also acquired 95% of the membership interest of TerraSphere on November 12, 2010 which provided approximately $7.5 million in positive Shareholders’ equity in the fourth quarter of 2010 with an additional $6.0 million in positive Shareholders’ equity if certain future milestones are met. The effects of these transactions on the balance sheet at September 30, 2010 are as follows:

		Woodbridge Transactions
	September 30, 2010	and TerraSphere Acquisition	Total
Assets	$9,200,000	$6,100,000	$15,300,000
Liabilities	27,000,000	(16,800,000)	10,200,000
Shareholders equity (deficit)	(17,800,000)	22,900,000	5,100,000
     During the nine month period ended September 30, 2010, we used approximately $10.2 million in cash on hand. The significant cash expenditures during the first nine months of 2010 were as follows:

$1,561,000	to fund future revenue generating activities, including the purchase of chicken litter-based fertilizer product ($615,000), a deposit for a license to treat Industrial Wastewater ($500,000) and to fund capital equipment purchases ($446,000).

$1,100,000	related to funding acquisition activities.

$1,540,000	to repay debt principal and interest on term notes related to discontinued operations of the Woodbridge facility.

$4,460,000	to fund operations related to the discontinued operations of the Woodbridge facility.

$1,500,000	to fund ongoing operations during the first nine months of 2010, including $600,000 of marketing costs to implement a formal marketing program.
     On July 30, 2010 we announced that we reduced our work force by 50% which included employees at the corporate level and the Woodbridge facility. We expect those salary reductions to save approximately $2.1 million over the next twelve months. Also, on July 30, 2010, we temporarily halted production at our Woodbridge facility in order to undertake steps to lower our cost structure at the Woodbridge facility. Specifically we attempted to negotiate more favorable terms under our operating lease and to lower certain utility costs. We were not successful in lowering such costs and therefore, management determined the Company could not sustain the negative cash flow from the Woodbridge facility and discontinued the operations at the Woodbridge plant. We expect the closing of the Woodbridge facility and debt restructuring of its related debt will save us approximately $6.0 million per year. On October 18, 2010, we entered into an Exchange Agreement with the sole bond holder of $17.5 million bonds whereby we exchanged the Bonds for 17,500 shares of our newly authorized 1% Series A Convertible Preferred Stock, which is convertible into an aggregate of 32,228,361 shares of our common stock. In addition, the Bond Holder agreed to waive all interest accrued and unpaid from February 1, 2010 until the date of the Exchange Agreement on the Bonds totaling approximately $933,000, and agreed to transfer to the us approximately $600,000 that we had previously deposited into certain reserve accounts in connection with the Bonds.
     We and the Woodbridge Facility’s landlord (“ Lessor “) entered into a Termination and Surrender Agreement on October 18, 2010 whereby we agreed to transfer all equipment, tools and fixtures owned by us and presently located at the premises and 892,857 shares our common stock valued at $500,000 to the Lessor in satisfaction of claims of approximately $1.5 million. In addition, we have deposits totaling $415,000 with the Lessor which will not be returned to us. On October 18, 2010, a court order was entered whereby we agreed to issue to a third party a total of 20,726,980 shares of our common stock in full settlement of approximately $1.7 million of promissory notes issued by us to four contractors that had provided services to the Woodbridge Facility. After the above transactions, Woodbridge will have approximately $1.3 million in current payables remaining.
     We have additional manufacturing capabilities at our Gonzales facility currently operating at approximately 60% of its production capacity. The Gonzales facility is cash flow positive and the additional production capacity would produce approximately $175,000 a month in positive cash flow. We are focusing our current sales efforts on taking advantage of the additional production capacity. Previously, we estimated our negative cash flow requirements on a monthly basis were approximately $400,000 at the corporate level. We estimate that the current cost reduction efforts will lower the monthly cash flow requirements at the corporate level to $150,000, excluding current payable obligations of approximately $1.6 million. If we are unable to increase sales levels at Gonzales to offset the corporate level cash flow requirement, we will need to seek additional financing.
     On July 6, 2010 we reached an agreement to acquire 100% of the membership interests of TerraSphere Systems LLC. The transaction was approved by our shareholders at a special meeting on September 16, 2010. The closing of the transaction was executed on November 12, 2010. Any cash acquired by us would reduce amounts that otherwise need to be raised through a financing.
     On April 22, 2010, we raised net proceeds of $2.4 million through the issuance of (a) 2,400,000 shares of common stock and (b) a five-year warrants to purchase 1,163,362 shares of common stock at an exercise price of $1.06 per share. We previously disclosed that we believed the funds received through our secondary public offering of 17,250,000 units which raised $16.4 million after expenses and the April 2010 financing would be sufficient to operate our current business until we were cash flow positive assuming we achieved our desired production capacity and sales levels and assuming we did not encounter additional costs or expenses, either unforeseen or resulting from any proposed mergers and/or acquisitions. To date, we have not achieved the desired sales levels needed to meet our cash flow requirements. Therefore, we may require additional financing prior to achieving cash flow from operations for which we have no commitments. On July 2, 2010, we filed a registration statement on Form S-3 to register $75,000,000 of our common stock, which was declared effective on July 15, 2010. There is no assurance that capital in any form will be available to us, and if available, on terms and conditions that are acceptable.
Results of Continuing Operations
Sales
     Our sales increased $115,000 or 16%, and $964,000 or 54% for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods ended September 30, 2009. We attribute our significant growth to our targeted marketing efforts, and to the increasing recognition nationwide regarding the importance of using organic fertilizer products for lawn care, professional turf, and agricultural applications.
     Sales at the Gonzales facility increased $96,000 or 24% and $737,000 or 42% for the three and nine month periods ended September 30, 2010 compared to the same periods ended September 30, 2009.
     Since its inception on January 26, 2010, Converted Organics of Mississippi has generated sales of $255,000.
Cost of Sales
     For the three and nine month periods ended September 30, 2010 cost of goods sold decreased approximately $25,000 and increased $247,000, respectively, compared to the same periods in 2009.

     Cost of goods sold at the Gonzales facility decreased $26,000 or 4% for the three month period ended September 30, 2010. Cost of goods sold increased $118,000 or 8% for the nine month period ended September 30, 2010 compared to the same period ended September 30, 2009 due to an increase in raw materials used to meet increased sales demand while the current level of fixed costs remained relatively unchanged. The Gonzales facility generated a 25% gross margin for the nine months ended September 30, 2010 compared to a 1% gross margin for the same period in 2009.
     Converted Organics of Mississippi generated a gross margin $117,000 or 46% on sales of $255,000 for the nine months ended September 30, 2010.
General and Administrative Expenses
     General and administrative expenses for the three month periods ended September 30, 2010 increased approximately $2.5 million compared to the same period in 2009 is primarily composed of $1.6 million related to compensation expense in connection with the issuance of common stock for M&A advisory services and an increase in legal and professional fees of approximately $300,000. The approximately $5.3 million increase in general and administrative expenses for the nine months ended September 30, 2010 compared to the same period in 2009 is composed of increases related to compensation expense in connection with the issuance of common stock for M&A advisory services of $1.6 million and issuance of stock options and restricted shares of $1.4 million, an increase in professional and legal fees of approximately $1,100,000 related to acquisition activities and an increase in marketing costs of approximately $600,000.
Interest Expense
     Interest expense decreased approximately $723,000 or 99% and $4.0 million or 99% for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods ended September 30, 2009. The significant increase in 2009 was due to interest expense associated with the issuance of warrants and interest recognized in connection with borrowing transactions, primarily non-cash items.
Derivative gain (loss)
     We recognized derivative gains of approximately $662,000 and $1,161,000 in the three and nine month periods ended September 30, 2010, respectively. These gains are non-cash in nature and represent mark-to-market adjustments due to changes in fair value of warrants.
Results of Discontinued Operations
     On July 30, 2010, the Company temporarily halted production at its Woodbridge facility in order to undertake steps to lower its cost structure at the Woodbridge facility. Specifically the Company attempted to negotiate more favorable terms under its operating lease and to lower certain utility costs. The Company was unable to lower such costs and therefore, management determined that the Company could not sustain the negative cash flow from the Woodbridge facility and discontinued operations at the Woodbridge plant. On October 18, 2010, the Company entered into a Termination and Surrender Agreement with the Woodbridge facility’s landlord (“Lessor”) transferring all equipment, tools and fixtures owned by the Company to the Lessor in lieu of its obligations to the Lessor. As a result, the Company impaired the Woodbridge facility’s assets to reduce the carrying value to approximately $1.5 million, which is the value expected to be received from the sale of those assets. The consolidated statements of operations includes an impairment charge of approximately $15.4 million for the three and nine month periods ended September 30, 2010 in loss from discontinued operations.
     The following table provides the revenue and loss from the Woodbridge Facility discontinued operations:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue from discontinued operations	$105,714	$53,123	$834,089	$430,403
Loss from discontinued operations	$(18,685,007)	$(2,253,613)	$(22,711,406)	$(6,443,121)

     The following table provides the assets and liabilities of the Woodbridge Facility, classified as discontinued operations, in the consolidated balance sheets dated September 30, 2010 and December 31, 2009:

	2010	2009
Accounts receivable	$293,077	$59,746
Inventory	—	272,396
Prepaid expenses	778,610	629,933
Property and equipment	1,526,543	17,935,216
Other assets	1,271,158	1,258,670

Assets of discontinued operations	$3,869,388	$20,155,961

Term notes payable	$1,707,743	$3,247,752
Accounts payable	1,964,459	1,237,275
Accrued expenses	2,375,129	950,782
Other liabilities	31,824	40,575
Bonds payable	17,500,000	17,500,000

Liabilities of discontinued operations	$23,579,155	$22,976,384

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
Intangible Assets
     We account for our intangible assets in accordance with ASC section 350 which requires that intangible assets with finite lives, such as our license, be capitalized and amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable.
Derivative Instruments
     We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value.
Revenue Recognition
     Revenue is recognized when each of the following criteria is met: persuasive evidence of a sales arrangement exists; delivery of the product has occurred; the sales price is fixed or determinable, and collectability is reasonably assured. In those cases where all four criteria are not met, we defer recognition of revenue until the period these criteria are satisfied. Revenue is generally recognized upon shipment.

Share Based Compensation
     We account for share based compensation paid to employees in accordance with ASC 718. Under the provisions of the guidance, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). We account for share based compensation issued to non-employees in accordance with ASC 505. Under the provisions of the guidance, such compensation is measured at the grant date, based on the fair value of the equity instruments issued and is recognized as an expense over the requisite service period.
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
     There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On December 11, 2008, we received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, we filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from our alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, we filed our answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. Plaintiff filed a Motion for Class Certification on June 22, 2010, which is pending before the District Court. A jury trial has been set for May 17, 2011.We plan to vigorously defend this matter and are unable to estimate any losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no loss has been recorded related to this matter.
     Related to the above matter, in December 2009, we filed a complaint in the Superior Court of Massachusetts for the County of Suffolk, captioned Converted Organics Inc. v. Holland & Knight LLP. We claim that in the event we are required to pay any monies to Mr. Leeseberg and his proposed class in the matter of Gerald S. Leeseberg, et al. v. Converted Organics, Inc., that Holland & Knight should make us whole, because its handling of the registration of the securities at issue in the Leeseberg lawsuit caused any loss that Mr. Leeseberg and other putative class members claim to have suffered. Holland & Knight has not yet responded to the complaint. Holland and Knight has threatened to bring counterclaims against Converted Organics for legal fees allegedly owed, which we would contest vigorously. On May 12, 2010, the Superior Court stayed the proceedings, pending resolution of the Leeseberg litigation. At this early stage in the case, the Company is unable to predict the likelihood of an unfavorable outcome, or estimate any loss/gain.
     On May 19, 2009, we received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from our Woodbridge facility and our alleged, intentional failure to disclose to adjacent property owners the possibility of our facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. On June 8, 2010, Lefcourt Associates, Ltd re-filed their lawsuit but before a different court, the Chancery Division in Bergen County. We filed a motion to transfer the action back to the original court in Middlesex County, which was granted and we sought to have the lawsuit dismissed, which was granted in part on August 27, 2010. The Court limited the plaintiffs claims to the events in part that occurred after the dismissal of the prior action.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In October 2010, we issued 165,000 unregistered shares of common stock to New Castle Consulting, LLC for consulting services with regard to investor relations. This transaction was exempt from the registration requirement of the Securities Act of 1933, as amended (the “1933 Act”), pursuant to Section 4(2) under the 1933 Act, as the recipient is an “accredited investor” as defined in the 1933 Act.
Item 3. Defaults upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

99.1	Unaudited pro forma consolidated financial statements and consolidated financial statements of TerraSphere Systems LLC as of September 30, 2010 and December 31, 2009 and for the three and nine month periods ended September 30, 2010 and 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.
Date: November 15, 2010	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer

Date: November 15, 2010	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration and Principal Accounting Officer