Form 10-K
period 2010-12-31
Converted Organics Inc.
filed 2011-03-31
CIK 1366340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $25,326,000

The number of shares outstanding of common stock of the Registrant as of March 29, 2011 was 97,839,127

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof in connection with the registrant’s 2011 annual meeting are incorporated by reference into Part III of this Report.

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

Words such as “may,” “potential,” “anticipate,” “could,” “estimate,” “expects,” “projects,” “intends,” “plans,” “believes” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements. All forward-looking statements are management’s present expectations of future events and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Some of the factors which could cause our results to differ materially from our expectations include the following:

•	the demand for organic fertilizer and the resulting prices that customers are willing to pay;

•	the continuation of one of our feedstock items to be classified as an organic ingredient;

•	the unpredictable cost of compliance with environmental and other government regulation;

•	the time and cost of obtaining USDA, state or other organic product labeling designations, and changes to such labeling requirements that may adversely affect our ability to market our products;

•	our ability to manage expenses;

•	our ability to remain in compliance with standards set by the National Organic Program;

•	supply of organic fertilizer products from the use of competing or newly developed technologies;

•	our ability to attract and retain key personnel;

•	to the extent we complete any acquisitions, our ability to finance those acquisitions, and our ability to efficiently integrate future acquisitions, if any, or any other new lines of business that we may enter in the future;

•	adoption of new accounting regulations and standards;

•	adverse changes in the securities markets;

•	our ability to sell sufficient quantities of product to cover operating expenses;

•	our ability to maintain production levels sufficient to meet customer demand;

•	our ability to comply with continued listing requirements of the NASDAQ Capital Market;

•	our ability to find operating locations and to finance the purchase of Industrial Wastewater evaporator units;

•	our ability to sell licenses for or build our own TerraSphere facilities;

•	the ability of TerraSphere licensees to raise funds to enable them to build operating facilities; and

•	the availability of, and costs associated with, sources of liquidity (including working capital requirements), as well as our ability to obtain long term financing for future facilities or projects.

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

General

Converted Organics Inc. (“Converted Organics”, “we”, “us”, “our”, or the “Company”) utilizes innovative clean technologies to establish and operate environmentally friendly businesses. We are dedicated to creating a cleaner, greener future, and we operate using sustainable business practices that support this vision.

Converted Organics currently operates in three business areas: Organic Fertilizer, Industrial Wastewater Treatment, and Vertical Farming.

Organic Fertilizer.  The Company operates a processing facility that converts food waste and other feedstock into all-natural fertilizers, biostimulants, and soil amendment products. Using these products allows agricultural businesses, lawn care professionals, and home gardeners to grow healthier crops while simultaneously supporting the recycling of food waste.

Industrial Wastewater Treatment.  Utilizing an innovative wastewater treatment process, Converted Organics’ Industrial Wastewater Resources division (“IWR”) provides a means of treating aqueous waste streams. This technology, which can use waste heat and renewable energy as fuel, produces only two byproducts: clean water vapor and landfill-appropriate residual solids.

Vertical Farming.  We also engage in vertical farming through our TerraSphere business, which builds efficient systems for growing pesticide-free organic produce in a controlled indoor environment. TerraSphere’s clean technology helps to promote the sustainable consumption of natural resources by accelerating plant production and maximizing crop yields. This technology also lessens environmental footprints through the reduction of carbon emissions and fuel use associated with traditional crop production and distribution.

In addition to the business areas listed above, we are constantly looking for new innovative technologies with which to supplement and expand our business.

Our principal executive office is located at 137A Lewis Wharf, Boston, MA 02110, and our phone number is (617) 624-0111.

The Development of Our Company

Converted Organics Inc. was incorporated in Delaware in January of 2006 for the purpose of establishing a waste-to-fertilizer business. In February 2007, we successfully completed both a $9.9 million initial public offering of stock and a $17.5 million bond offering with the New Jersey Economic Development Authority. The net proceeds of these offerings were used to develop and construct a fertilizer manufacturing facility in Woodbridge, NJ. In January of 2008, we acquired the assets of both Waste Recovery Industries, LLC (“WRI”) and United Organic Products, LLC (“UOP”), making us the exclusive owner of the High Temperature Liquid Composting (“HTLC”) process, as well as a leading liquid fertilizer line and a processing facility in Gonzales, CA. Also in 2008, operations commenced at the Woodbridge plant, with the production of dry fertilizer product beginning in 2009. We subsequently began distribution of the dry product in the professional turf and retail markets through professional landscaping companies and well known retailers like Home Depot and Whole Foods. In 2009, we also raised $27 million of additional capital and the Gonzales facility became cash flow positive. In 2010, we closed the Woodbridge plant, making the Gonzales plant our sole fertilizer manufacturing facility (see Item 7 — Results of Discontinued Operations” for more information).

In 2010, the Converted Organics industrial wastewater treatment division, IWR, was developed as the result of the agreements we entered into with Heartland Technology Partners, LLC (“HTP”) on March 23, 2010. This transaction provided us with an exclusive, irrevocable license to utilize HTP’s LM-HT® Concentrator technology in the U.S. industrial wastewater (“IW”) market.

On November 12, 2010, the Company acquired 95% of TerraSphere Systems LLC (“TerraSphere”) to establish a presence in the urban farming sector. TerraSphere’s patented technology enables the design, building, and operation of highly efficient and scalable systems consisting of vertically-stacked modules, with individual interior light sources, for the housing of rows of plants. Due to a controlled indoor environment, the system is capable of generating fresh, pesticide-free organic produce year-round, regardless of climate or location.

Our Businesses

The Company is currently composed of three distinct lines of business: organic fertilizer, industrial wastewater treatment, and vertical farming, with the latter two established in 2010. As of December 2010, only the organic fertilizer and vertical farming lines were producing revenue (revenues for the organic fertilizer business began in 2008). In early 2011, we began to generate revenue from our industrial waste water business.

Organic Fertilizer

Since July 2010, when operations at our Woodbridge, NJ facility ceased, our organic fertilizer has been produced exclusively at our Gonzales, CA plant. At present, the facility is operating at approximately 60% capacity and produces around 25 tons of organic fertilizer per day. The plant is currently only equipped to produce our liquid products, but it may be modified to enable production of our dry products as well. Revenue from our fertilizer manufacturing operations is predominately generated from the sale of liquid product to the agribusiness market in California, though we do generate a small amount of revenue from tip fees associated with the receipt of food waste at the facility. Total revenue generated from the facility in 2010 was approximately $3.0 million.

We sell and distribute the fertilizer manufactured at the Gonzales plant through a small group of sales professionals who seek out large purchasers of fertilizer for distribution in our target geographic and product markets. Key activities of the sales organization include the introduction of our products to target clients and the development of our relationships with them. Due to our small size, we believe that the most efficient means of distributing our products is through regional distributors, and this method currently accounts for the majority of our sales. To the extent that we make sales directly to customers, we generally require our customers to handle delivery of the product.

Technology.  To generate product for sale, we use our proprietary HTLC® process to convert food waste and other feedstock into fertilizer. In simplified terms, the process operates by encouraging naturally-occurring microbes to consume prepared feedstock. The action of the microbes on the feedstock is exothermic (heat-releasing), and causes the temperature of the feedstock to rise to very high, pathogen-destroying levels. Subsequently, thermophilic (heat-loving) bacteria naturally occurring in the food waste utilize oxygen to convert the waste into a rich blend of nutrients and single-cell proteins (aerobic digestion). Feedstock preparation, digestion temperature, rate of oxygen addition, acidity, and inoculation of the microbial regime are carefully controlled to produce products that are highly consistent from batch to batch. The HTLC® method can be used in any future operating plants, whether owned by us or licensed.

Operations.  As mentioned above, since the closing of the Woodbridge plant, our Gonzales facility has been our sole producer of our fertilizer product. In 2010, we realized approximately $3.0 million of revenue from the sale of fertilizer from this facility.

During the third quarter of 2010, manufacturing activities at our New Jersey plant were halted (see Item 7 — “Discontinued Operations”). Prior to the closing of this plant, in 2010 we had achieved sales of our dry product of approximately $772,000 and revenue from tip fees of approximately $82,000 from this facility. We did not achieve significant sales of liquid product from this location. Sales of the dry product were primarily to retail and professional lawn care customers, and in order to maintain relationships with those customers in the coming year, we outsourced the production of a dry fertilizer product to be sold to some of our existing retail and professional lawn care customers in the spring of 2011. We expect the operating profit to be break-even, as our main objective is to continue to supply the customer base that we have established. It is our long-range plan to have these customers supplied by licensed plants that may be built in the future (see “Future Development” below).

During 2010 we also achieved fertilizer sales of approximately $250,000 from the distribution of a poultry-litter-based fertilizer product. However, the company to which we outsourced the production of this fertilizer has since filed for bankruptcy protection and we do not expect further sales of this product.

Benefits of Our Fertilizer Products and Technology.  The efficacy of our products has been demonstrated both in university laboratories and multi-year growth trials. These field trials have been conducted on more than a dozen crops including potatoes, tomatoes, squash, blueberries, grapes, cotton, and turf grass. While these studies have not been published, peer-reviewed, or otherwise subject to third-party scrutiny, we believe that the trials and other data show our solid and liquid products to have several valuable attributes:

•	Plant Nutrition. Historically, growers have focused on the nitrogen (N), phosphorous (P) and potassium (K) content of fertilizers. As agronomists have gained a better understanding of the importance of soil culture, they have turned their attention to humic and fulvic acids, phytohormones, and other micronutrients and growth regulators not present in petrochemical-based fertilizers. We believe that the presence of such ingredients in our fertilizer may cause its use to have significant beneficial effects on soil and plant health.

•	Disease Suppression. Based on field trials using product produced using our technology, we believe our products possess disease suppression characteristics that may eliminate or significantly reduce the need for fungicides and other crop protection products. The products’ disease suppression properties have been observed under controlled laboratory conditions and in documented field trials. We also have field reports that have shown the liquid concentrate to be effective in reducing the severity of powdery mildew on grapes, reducing verticillium pressure on tomatoes, and reducing scab in potatoes.

•	Soil amendment. As a result of its slow-release nature, our dry fertilizer product increases the organic content of soil, which improves granularity and water retention and thus reduces NPK leaching and run-off.

•	Pathogen-free. Due to high processing temperatures, our products are virtually pathogen-free and have an extended shelf life.

In addition to these agricultural benefits, we have also achieved Organic Materials Review Institute (“OMRI”) and/or Washington State Department of Agriculture (“WSDA”) certification for many of our products, allowing growers to use them in certified organic farming.

Competition.  We operate in a very competitive environment. The organic fertilizer business requires us to compete in three separate areas — organic waste stream feedstock, technology, and end products — each of which is quickly evolving. We believe we will be able to compete effectively because of the abundance of the supply of food waste in our geographic markets, the pricing of our tip fees, and the quality of our products and technology.

Organic Waste Stream Feedstock.  Competition for the organic waste stream feedstock includes landfills, incinerators, animal feed, land application, and traditional composting operations.

Technology.  There are a variety of methods used to treat organic wastes, including composting, digestion, hydrolysis, and thermal processing. Companies using these technologies may compete with us for organic material.

•	Composting. Composting is a natural process of decomposition that can be accelerated through the mounding of waste into windrows to retain the heat given off by bacteria involved in the decomposition process. Given the difficulties in controlling this process, the resulting compost is often inconsistent and generally would command a lower market price than our product. Further, large-scale composting facilities require significant amounts of land for operations, which, particularly in major metropolitan areas, may either not be readily available or may be too costly.

•	Digestion. Digestion may be either aerobic (requiring oxygen) like the HTLC® process, or anaerobic (occurring without oxygen). Anaerobic digestion generally takes longer and produces significantly more odor as a result of the production of ammonia and methane, the latter of which is also a greenhouse gas. The methane gas produced has some value as a source of energy, but it is not readily transported and is thus generally limited to on-site use.

•	Hydrolysis. Hydrolysis is a chemical process by which water reacts with another substance, and it is usually catalyzed through the introduction of an acid. This reaction is used to convert cellulose present in the organic waste into sugars, which in turn may be converted into ethanol.

•	Thermal. Thermal technologies work by either completely or partially combusting organic materials for the purpose of generating electricity. Partial combustion methods may also lead to the production of useful and saleable byproducts, such as a variety of gases (e.g. hydrogen, carbon monoxide, carbon dioxide) and organic liquids.

End Products.  The organic fertilizer business is highly fragmented, under-capitalized, and growing rapidly. We are unaware of any dominant producers or products currently in the market. There are a number of single-input, protein-based products, such as fish, bone, and cottonseed meal, that can be used alone or mixed with chemical additives to create highly formulated fertilizer blends that target specific soil and crop needs. In this sense, they are similar to our products and provide additional competition in the organic fertilizer market. In the future, large producers of non-organic fertilizer may also increase their presence in the organic fertilizer market, and these companies are generally better-capitalized and have greater financial and marketing resources than we do.

Most of the fertilizer consumed annually in North America is mined or derived from natural gas or petroleum. These petroleum-based products generally have higher nutrient content (NPK) and cost less than organic fertilizers. Traditional petrochemical fertilizers are highly soluble and readily leach from the soil, and slow-release products, which must be coated or specially processed, command a premium. The economic value offered by petrochemicals, especially for field crops including corn, wheat, hay, and soybeans, will not be supplanted in the foreseeable future. We compete with large producers of non-organic fertilizers, many of which are significantly larger and better-capitalized than we are. In addition, we compete with numerous smaller producers of fertilizer.

Despite a large number of new products in the end market, we believe that our products have a unique set of characteristics. We believe positioning and branding the combination of nutrition and disease suppression characteristics will differentiate our products from other organic fertilizers to develop market demand, while maintaining or increasing pricing.

Target Markets.  In the U.S., the majority of fertilizer is consumed by agribusiness, with the professional turf and retail segments consuming the remainder. The concern of farmers, gardeners, and landscapers about nutrient runoffs, soil health, and other long-term effects of conventional chemical fertilizers has increased demand for organic fertilizer. We have identified three target markets for our products:

•	Agribusiness. Conventional farms, organic farms, horticulture, hydroponics, and aquaculture.

•	Turf Management. Professional lawn care and landscaping, golf courses, and sod farms, as well as commercial, government, and institutional facilities.

•	Retail Sales. Home improvement outlets, garden supply stores, nurseries, Internet sales, and shopping networks.

Agribusiness.  We believe there are two primary business drivers influencing commercial agriculture. First, commercial farmers are focused on improving the economic yield of their land — i.e., maximizing the value derived from crop output (quantity and quality). Second, commercial farmers have begun to recognize the importance of reducing the use of chemical products while also meeting the demand for cost-effective, environmentally responsible alternatives. We believe this change in focus is the result of:

•	Consumer demand for safer, higher quality food;

•	The limitation on the use of certain synthetic products by government authorities, including nutrients such as nitrogen and chemicals such as methyl bromide;

•	Environmental concerns and the demand for sustainable technologies;

•	Demand for more food for the growing world population.

We believe farmers are facing pressures to change from conventional production practices to more environmentally friendly practices. U.S. agricultural producers are turning to certified organic farming methods as a potential way to lower production costs, decrease reliance on nonrenewable resources such as chemical fertilizers, increase market share with an “organically grown” label and capture premium prices, thereby boosting farm income. In 2011, we expect that a significant part of our revenues will be derived from this specific market.

Turf Management.  We believe that the more than 16,000 golf courses in the U.S. will continue to reduce their use of chemicals and chemical-based fertilizers to limit potentially harmful effects, such as chemical fertilizer runoff. The United States Golf Association, or USGA, provides guidelines for effective environmental course management. These guidelines include using nutrient products and practices that reduce the potential for contamination of ground and surface water. Strategies include using slow-release fertilizers and selected organic products and the application of nutrients through irrigation systems. Further, the USGA advises that the selection of chemical control strategies should be utilized only when other strategies are inadequate. For similar reasons, we believe that our fertilizer products will be desirable to professional lawn care companies, who are trending towards the use of organic fertilizers. We believe that our all-natural, slow-release fertilizer products will be well-received in the turf management market.

Retail Sales.  The Freedonia Group’s report on Lawn & Garden Consumables indicates that the U.S. market for packaged lawn and garden consumables is $7.5 billion and is expected to grow 4.5% per year to $9.3 billion in 2012. Fertilizers are the largest product category, generating $2.85 billion, or 38%, of total lawn and garden consumables sales. Fertilizers, mulch, and growing media will lead gains, especially rubber mulch, colored mulch, and premium soils. Organic formulations are expected to experience more favorable growth than conventional formulations across all product segments due to increased consumer concern regarding how synthetic chemical fertilizers and pesticides on lawns and gardens may affect human/pet health and the environment. Further, in 2009, The National Gardening Association reported that 40% of the nation’s 100 million households with a yard say they are likely to use all-natural methods in the future due largely to environmental and health concerns.

Governmental Regulation.  Our end products are regulated by federal, state, county, and local governments, as well as various agencies thereof, including the United States Department of Agriculture.

In addition to the regulations governing the sale of our end products, our current facility and any future facilities are subject to extensive regulation. Specific permit and approval requirements are set by the state and state agencies, as well as local jurisdictions including but not limited to cities, towns, and counties. Any changes to our plant or procedures would likely require permit modifications.

Environmental regulations will also govern the operation of our current facility and any future facilities. Regulatory agencies may require us to remediate environmental conditions at our locations.

Future Development.  In addition to the tip fees and product sales revenue we receive as a result of our fertilizer, the Company is exploring a number of new fertilizer-related ventures that may provide us with additional streams of revenue in the future.

SMART Units.  Our Scalable Modular AeRobic Technology (SMART) units will allow third-parties to produce their own organic fertilizer, and will be suitable for processing 5 to 50 tons of waste per day. These semi-portable devices will be capable of operating indoors or outdoors and may be as sophisticated or as basic in design and function as the owner/user requires. The SMART units will be delivered to jobsites in pre-assembled, pre-tested components, and will include a license to use the HTLC® technology. Our target market consists of users who seek to address waste problems on a smaller scale than would be addressed by a large processing facility. Our plan contemplates that purchasers of the devices would receive tip fees for accepting waste and would sell fertilizer and soil amendment products in the markets where their units operate. We plan to market and sell the SMART units in both the United States and abroad, and are presently in discussions with a former employee to establish a distributorship outside North America.

Licensing.  We have also begun the development of a licensing program, under which we will license the right to use our proprietary technology to third parties. The licensing program consists of a know-how license, which could be complemented with SMART unit sales so that any individual or entity buying a SMART unit would also receive a license agreement to use our technology. We are working to patent our process and technology and anticipate that we will expand upon the licensing program when the necessary patent registrations are achieved.

Mass Organics I.  We are currently in negotiations with MassOrganics I, LLC (“MassOrganics I”) regarding the use of Converted Organics’ proprietary technology for the manufacture of organic fertilizer products. On January 25, 2010, we signed a memorandum of understanding under which MassOrganics I would install and operate an HTLC® system at a new manufacturing facility to be constructed at The Sutton Commerce Park in Sutton, MA. The memorandum of understanding provides that MassOrganics I would enter into a licensing agreement under which MassOrganics I would pay a licensing fee to Converted Organics. As of the filing date of this report, construction of the facility has not yet commenced.

Industrial Wastewater Treatment

Industrial Wastewater Treatment Resources was formed as the result of a loan and license agreement with Heartland Technology Partners, LLC (“HTP”) that Converted Organics entered into in March of 2010. The agreement provided us with the exclusive right to utilize HTP’s patented means of treating industrial wastewater in the U.S. IWR will generate revenue by setting up self-contained treatment systems on customers’ sites and processing their wastewater on a price-per-gallon basis.

Technology.  Our IWR business utilizes the LM-HT® Concentrator system (the “Concentrator”), which operates by making use of a variety of fuel sources, including waste heat and renewable fuel, to separate industrial wastewater (IW) into clean water vapor and residuals. The Concentrator equipment operates without consumables and has very few moving parts, allowing the equipment to work with minimal maintenance and oversight. Simply, IW is fed into the Concentrator and heated to release clean water vapor, which is then either released into the air or fed into a condenser. The resulting concentrated wastewater is then fed through separators, which isolate the contaminants that have solidified in the evaporation process from the concentrated wastewater. The concentrated wastewater is then fed back into the Concentrator to be retreated, releasing more clean water and more solid contaminants. Materials captured as a result of the process are suitable for recycling or ready to be taken to a landfill.

Operations.  IWR currently operates an industrial wastewater concentrator on Glenwood Springs Landfill Enterprise’s South Canyon Landfill in Glenwood Springs, CO as a result of an agreement signed in January of 2011. Under this agreement, we are paid a per-gallon fee for the amount of IW that we treat, less labor costs to operate the unit and a marketing fee to generate IW delivered to the facility. As the owner of the unit we are also responsible for repairs and maintenance of the Concentrator. This facility is designed to treat 15,000 gallons of aqueous waste per day and is fueled by the combustion of biomass diverted from disposal in the landfill. Among the IWs to be treated by the plant are septic, wash waters, process waters, man-camp wastewaters, and wastewaters from oil and gas exploration activities.

Benefits of the Technology.

•	Fuel Source Flexibility. The LM-HT® Concentrator can run on a wide range of thermal energy options, from waste heat, to bio fuels, to conventional fossil fuels.

•	Reduced Carbon Emissions. Utilization of waste heat and renewable energy sources results in a reduction of carbon emissions.

•	Simple to Run and Maintain. The equipment is robust, resistant to corrosion, compact, easy to maintain, has no membranes or heat exchangers to foul, and has very few moving parts.

•	Portability. The equipment may be strategically placed, in locations such as landfills, to significantly reduce transportation costs.

•	Widely Applicable. The direct hot gas evaporation technology employed makes it possible to treat a wide range of industrial waste waters, including IWs with a high concentration of suspended solids.

•	Clean Water Byproduct. The equipment may be fitted with a condenser to capture the resultant water vapor and transform it into clean, non-potable water.

•	Zero Liquid Discharge. The only by-products of the LM-HT® process are clean water vapor and the solidified contaminants present in the IW.

Competition.  There are a wide range of technologies that are currently being used or developed for the purpose of treating wastewater. The following are some of the more common methods in practice.

•	Physical. The most simple of treatment methods, physical treatment of wastewater includes both the coarse screening process and sedimentation. Coarse screening is an active method that involves running the water through screens of various pore size to filter out debris. Sedimentation (also called clarification) is a passive process by which wastewater is held in tanks under quiescent conditions, allowing many of the solids to settle to the bottom. Both methods are merely effective for removing the larger and/or heavier solid contaminants. Other processes in this category include filtering and skimming, the latter of which is useful for separating floating/water-insoluble contaminants.

•	Chemical. The addition of chemicals to wastewater is usually for the purpose of either disinfection (typically by chlorination or oxidation) or neutralization of acidic or basic wastewater. Chemical treatment can also consist of coagulation, where the addition of a chemical forms an insoluble end-product with waste substances in the water for the purpose of later removal.

•	Solidification/Stabilization. This method involves curing the waste into solid form to prevent it from leaching. This can be accomplished either through mixing in cement or other inorganic setting material.

•	Deep Well Injection. Drilling thousands of feet below the Earth’s surface allows access to permeable areas of extreme salinity, which can absorb aqueous waste. These areas are buffered by impermeable strata that can prevent the wastewater from reaching and contaminating any aquifers.

•	Reverse Osmosis. Reverse osmosis operates by separating two containers, one of contaminated water and the other clean, by a semi-permeable membrane that allows free flow of water (the solvent) but not elements dissolved in it (the solute). Applying high pressure to the waste water side forces solvent across the membrane barrier and results in separating water from waste. This process is dependent upon the proper functioning of the selective membrane, and wastewater must often be pretreated to remove any agents that are capable of fouling the membrane.

•	Incineration. Wastewater sludge may be treated by incineration, but this method is not as common due to the emissions produced, fuel required, and the difficulty in burning this type of waste.

Target Markets.  The benefits of the LM-HT® system are best applied to situations where there are significant transportation costs associated with treating the wastewater or the wastewater contains many suspended solids, high biochemical oxygen demand (BOD) values, problematic pH levels, or recoverable contaminants. Specifically, we are targeting the following IWs:

•	Quench water and boiler/scrubber blow-down wastewater;

•	Process water from the manufacturing/processing of pharmaceuticals, metals, pulp and paper, petrochemicals, foods, inks and paints; and

•	Any other IWs where a zero-liquid discharge with an inside-the-fence option is desirable.

Government Regulation.  The processing of wastewater is regulated by federal, state, county and local governments as well as various agencies thereof, including the Environmental Protection Agency. Due to the lack of contaminants released into surface water from our method, no National Pollution Discharge Elimination System (NPDES) permits are required. However, air permits and other operational permits will need to be obtained prior to commencement of waste processing.

Future Development.  Led by a seasoned professional in the wastewater treatment business we hired in March 2010 to serve as President and General Manager of IWR, IWR is seeking customers for its wastewater treatment services and intends to operate on a build-own-operate business model whereby we provide inside-the-fence industrial wastewater treatment solutions. We anticipate such arrangements being under terms similar to those in the Glenwood Springs Landfill agreement, where we would pay for labor, repairs, and marketing (if required) at the site and derive revenue from the per-gallon fee that would be charged for the treatment of customers’ aqueous waste. As new agreements are signed, we will have to obtain specific project financing for each Concentrator. We expect that in 2011 we will be able to begin operations on at least one other site in addition to the CO facility if adequate financing can be obtained.

Vertical Farming

Converted Organics’ vertical farming business commenced operations in November 2010 with our acquisition of 95% of TerraSphere Systems LLC, which currently operates a research and manufacturing facility in Vancouver, British Columbia. We plan on leveraging TerraSphere’s technology to generate revenue through selling produce grown at facilities that we build-own-and-operate, as well as from licensing our technology. Selling licenses not only provides us with an up-front licensing fee, but also opens up additional revenue streams from sales of specialized equipment to licensees and receipt of royalties from their product sales. In December of 2010, we purchased a majority stake in a Terrasphere licensee so that we could build and own the facility that the licensee would operate.

Technology.  TerraSphere’s patented system grows crops in an arrangement of rows of plants in stacked, collapsible tray racks. Each tray has an individual light source, which can be adjusted to promote maximum growth by conforming its output to meet plants’ needs at their given level of maturation. The plants are watered by a high pressure system that ensures an even distribution of water and nutrients. Farming in this controlled environment results in an abundance of plants with strong, compact, even growth, and this technology may be used to grow a variety of crops, from lettuce, to tree seedlings, to rare medicinal herbs.

Operations.  We currently operate one vertical farm, located in Vancouver, British Columbia, under an agreement with our licensee, the Squamish Indian Nation. This facility serves as both a research and small-scale manufacturing facility. The produce grown at this site is sold locally to Choices Markets in the greater Vancouver area, the largest natural foods grocer in Western Canada.

Benefits of the Products and Technology.

•	Higher Productivity. Growing in three dimensions allows for a vastly more efficient use of growing space, enabling more crops to be grown at once. Additionally, growing in a highly-regulated environment enables greater yields as a result of the absence of pests, disease, and variable weather/soil conditions. The ability to grow crops year-round also increases productivity.

•	Lower Energy Costs. We believe that a TerraSphere facility will use less energy than traditional agricultural methods.

•	Controlled Environment. TerraSphere’s closed-system method of growing plants prevents the cross-contamination of products, eliminates the danger of water contamination, and allows complete control of fertilizer type and quality.

•	Versatility in Facility Placement and Products. With this system, crops may be grown in any location, regardless of geography or climate, year round. Additionally, the TerraSphere system is designed to be installed in existing structures, and is compatible with any industrial/warehouse building with a minimum clearance of 25 feet.

•	Extended Produce Shelf Life. The ability to locate facilities near end markets, regardless of geography or climate, means that produce that is fresher for the consumer and has a longer shelf life, which means less spoilage for the retailer.

•	Lower Cleaning and Product Preparation Costs. By controlling growing conditions, we can avoid exposing our plants to impurities and thus minimize cleaning and product preparation costs during harvest. TerraSphere products are free from exposure to the pesticides, fuel/oil leakage from machinery, and impurities from the soil and rain that are associated with traditional field farming methods.

•	Minimal Fertilizer and No Pesticides. As a result of our controlled growth conditions, plants grown in the TerraSphere system require less fertilizer than plants grown in the field or in a greenhouse, and pesticides are not required.

•	Water Conservation. The TerraSphere system uses significantly less water than traditional growing methods, and the watering injection system enables the recycling of water and the generation of very little wastewater. Not only is wastewater a major environmental concern, but water represents a significant cost for traditional farms and greenhouses.

•	Lessened Transportation Costs. Growing and selling locally will greatly reduce the cost of transporting goods, as well as lessen the carbon footprint, of many common crops.

Competition.  We face considerable competition from both users of traditional growing methods and from other companies with competing innovative growing technologies.

•	Field Agriculture. The overwhelming majority of the produce sold today is still generated using traditional field agriculture methods, and the infrastructure required is generally already in place and considerably less than that of the vertical farms we envision. As such, the up-front cost of growing produce via traditional methods is likely less than that of our method. Further, the rise in organic growing standards has already presented consumers with a more naturally-grown and arguably higher-quality product option, albeit at an often substantially higher cost. However, field agriculture is limited by the availability of land that is suitable for growing crops. Crop quality is also affected by a substantial number of variables, from weather and temperature fluctuations to infestations of pests and disease. Field-grown produce must also often travel to reach consumers, which reduces shelf life and increases costs.

•	Greenhouses/Hydroponic Growers. Some produce is already grown indoors, which provides the advantage of being able to better regulate growing conditions through the elimination of many environmental factors. However, building greenhouses large enough to grow substantial amounts of produce is not incredibly cost-effective considering the energy required to regulate the indoor environment versus the product yield. Further, light exposure must be carefully monitored, and the location of a greenhouse is still a very important factor if natural light is used instead of artificial light.

•	Other Urban Farming Technologies. There are a small number of other companies who have developed or are in the process of developing technology that enables the growing of crops in environments that lack available land or proper growing conditions. This includes variations of our vertical farming method and other modes of controlled indoor environment agriculture.

Target Markets.  We intend to operate our vertical farming business by supplying food sellers with our produce that are local to our farms. This includes natural products retailers, supermarket chains, as well as restaurants and schools.

Government Regulation.  In order to sell our produce, we must follow applicable food safety regulations. At minimum we must comply with laws enforced by federal agencies such as the FDA and USDA, and some states may impose stricter standards than those of the federal government. In Canada, we must also comply with laws enforced by the Canadian Food Inspection Agency and other regulatory bodies.

Future Development.  To expand our business, TerraSphere will seek financing in order to build and operate TerraSphere facilities and continue to market its exclusive licensing agreements to interested third parties throughout North America, Asia and Europe. On December 30, 2010 we acquired an 83.34% ownership in GoLocalProduceRI, LLC (an independent TerraSphere licensee) for the purpose of building and owning a TerraSphere facility.

In addition to growing produce, TerraSphere also plans on using its growing technology for the production of high-value medicinal biocompounds sourced from plants. This venture, to be operated by PharmaSphere, LLC, a wholly-owned subsidiary of TerraSphere, will sell these isolated biocompounds for use as active pharmaceutical agents and grow its own transgenic plants for sale in the biotechnology industry. PharmaSphere has a subsidiary, PharmaSphere Worcester, LLC, which was formed to build a facility in Worcester, MA utilizing PharmaSphere’s business plan. The building of the facility has not commenced and PharmaSphere has no revenue to date.

PRO FORMA CONDENSED FINANCIAL INFORMATION FOR TERRASPHERE AND
GOLOCALPRODUCERI
(In thousands, except per share information)

The following pro forma condensed statement of operations information is presented to illustrate the effects upon the full year 2010 and 2009 had the Terrasphere and GoLocalProduceRI acquisitions had been completed on January 1, 2009. The pro forma presentation is based upon available information and certain assumptions that we believe are reasonable. The unaudited supplemental pro forma information does not purport to represent what the Company’s results of operations would actually have been had these transactions in fact occurred as of the dates indicated above or to project the Company’s results of operations for the period indicated or for any other period. Pro forma balance sheet information is not presented as the acquisitions are presented in the 2010 historical balance sheet.

	For the Year Ended December 31,
	2010	2009

Revenue	$8,862,980	$2,670,514
Net loss	$(48,629,191)	$(22,321,742)
Net loss per share, basic and diluted	$(0.65)	$(0.47)
Weighted average common shares outstanding	74,276,495	47,094,769

Employees

As of March 31, 2011, we had 26 employees, 3 of whom were in sales, 14 in management and administration, and 9 in operations (6 employees at our Gonzales facility and 3 employees at our TerraSphere Vancouver TerraSphere facility).

Our Website and Availability of Sec Reports and Other Information

Our corporate website is located at www.convertedorganics.com. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the company, that file electronically with the SEC. The address of that website is http://www.sec.gov. Our SEC filings and our Code of Ethics may be found on the Investor Relations page of our website at ir.convertedorganics.com. These documents are available in print to any shareholder who requests a copy by writing or calling our corporate headquarters.

ITEM 1A.	RISK FACTORS

Investors in our securities should carefully consider the risks, uncertainties and other factors described below because they could materially and adversely affect our business, financial condition, operating results and prospects and could negatively affect the market price of our securities. Investors in our securities should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.

Risks Related to our Business

We could fail to remain a going concern. We will need to raise additional capital to fund our operations through the near term, and we do not have any commitments for that capital.

There exists substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has added an explanatory paragraph to their report for our fiscal year December 31, 2010 with respect to our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern modification in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2010 may materially and adversely affect our stock or our ability to raise new capital.

As reflected in our financial statements, for the year ended December 31, 2010, we incurred a net loss of approximately $50.7 million and as of December 31, 2010, had an accumulated deficit of $100.5 million, and had a working capital deficiency. If the Series B warrants issued in our December 17, 2010 convertible note financing are exercised, we believe we will have sufficient capital to fund our current operations through the end of 2011. However, in the months following the issuance of the Series B warrants, the stock price has closed at both above and below the exercise price of these warrants. It is unlikely that any warrants will be exercised at a time when the price of our stock is below that of the exercise price.

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

Additionally, we do not know whether any financing, if obtained, will be adequate to meet our capital needs and to support our growth. If we are unsuccessful in raising additional capital, we may be unable to fully execute our business strategy on a timely basis, if at all. If adequate capital cannot be obtained on satisfactory terms, we may curtail or delay implementation of updates to our facilities or delay the expansion of our sales and marketing capabilities, any of which could cause our business to fail.

We will need to obtain additional debt and equity financing to complete subsequent stages of our business plan, including the funds required to expand our Fertilizer, Industrial Waste Water and Vertical Farming businesses.

To meet future capital requirements necessary for the expansion of our business, we may issue additional securities in the future with rights, terms and preferences designated by our Board of Directors, without a vote of stockholders, which could adversely affect stockholder rights. Additional financing will likely cause dilution to our stockholders and could involve the issuance of securities with rights senior to our currently outstanding shares. There is no assurance that such financing will be sufficient, that the financing will be available on terms acceptable to us and at such times as required, or that we will be able to obtain the additional financing required, if any, for the continued operation and growth of our business. Any inability to raise necessary capital will have a material adverse effect on our ability to implement our business strategy and will have a material adverse effect on our revenues and net income.

If the National Organic Program changes its standards with respect to the use of corn steep liquor in organic crop production, we may no longer be allowed to sell certain of our products into the organic markets, which would materially lower our sales at our Gonzales facility.

In April 2011, the National Organic Standards Board (NOSB) is expected to make a decision regarding the status of corn steep liquor as a synthetic or non-synthetic product, and whether it can remain as an accepted ingredient in organic crop production. A decision by the NOSB that corn steep liquor is a synthetic ingredient no longer allowed in organic crop production would have a significant negative effect on approximately 60% of our current sales from the Gonzales facility. The two products that currently account for the majority of our sales from the Gonzales facility into the organic agriculture market are both derived from corn steep liquor. If the NOSB issues an unfavorable decision, it is unlikely we would see sales growth in 2011 and we would face a loss in sales for that time period. In addition, we would have to reformulate our highest selling products and then have the products certified for sale into the organic market. Organic certification can take months to achieve and it is unclear if we would be able to find an ingredient suitable to replace corn steep liquor.

We expect to incur significant losses for some time, and we may never operate profitably.

From inception through December 31, 2010, we have incurred an accumulated net loss of approximately $100.4 million. The revenues that we began to generate from our Gonzales facility in February 2008 and from our TerraSphere acquisition have not yet resulted in our earning a profit, and we will continue to incur significant losses for at least the near future. There is no assurance that our operations will ever become profitable.

We have limited operating history, we have recently added new lines of unproven businesses, and our prospects are difficult to evaluate.

We have not operated any facility other than our Gonzales facility, which we purchased in January 2008 and our Woodbridge facility, which we operated in 2009 and part of 2010. In addition, during the last year we added our IW treatment business and our vertical farming business, each of which are unproven businesses. Our activities to date have been primarily limited to developing our business, and consequently there is limited historical financial information related to operations available upon which you may base your evaluation of our business and prospects. The revenue and income potential of our business is unproven. If we are unable to develop our business, we will not achieve our goals and could suffer economic loss or collapse, which may have a material negative effect on our financial performance.

If we are unable to manage our transition to a diversified operating company effectively, our operating results will be adversely affected.

Failure to effectively manage our transition to a diversified operating company will harm our business. To date, substantially all of our activities and resources have been directed at developing our business plan, arranging financing, licensing technology, obtaining permits and approvals, securing a lease for our Woodbridge facility and options for additional facilities, hiring and training a sales force, and purchasing our Gonzales facility. The transition to a diversified company with three divisions requires effective planning and management. In addition, future expansion will be expensive and will likely strain our management and other resources. We may not be able to effectively manage our transition to operating a diversified company.

We are exposed to risks from legislation requiring companies to evaluate internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) required our management to begin to report on the operating effectiveness of our internal control over financial reporting for the year ended December 31, 2009. We must continue an ongoing program of system and process evaluation and testing necessary to comply with these requirements. We expect that this program will require us to incur significant expenses and to devote additional resources to Section 404 compliance on an ongoing annual basis. We cannot predict how regulators will react or how the market prices of our securities will be affected in the event that our Chief Executive Officer and Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404.

Our future success is dependent on our existing key employees and hiring and assimilating new key employees; our inability to attract or retain key personnel in the future would materially harm our business and results of operations.

Our success depends on the continuing efforts and abilities of our current management team. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them if they leave the Company. The loss of the services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel could materially harm our business and results of operations.

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

We may have to defend ourselves against patent and other infringement claims asserted by third parties regarding the technology we own or have licensed, resulting in diversion of management focus and additional expenses for the defense of claims. In addition, if a patent infringement suit was brought, we might be forced to stop or delay the development, manufacture or sales of potential products that were claimed to infringe a patent covering a third party’s intellectual property unless that party granted us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. If we cannot obtain all necessary licenses or other such rights on commercially reasonable terms, we may be unable to continue selling such products. Even if we are able to obtain certain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some or all of our business operations as a result of patent infringement claims, which could severely harm our business.

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

We are subject to extensive air, water and other environmental regulations and need to maintain our environmental permits, and need to obtain a number of environmental permits to construct and operate our planned facilities. If for any reason any of these permits are not maintained or granted, construction costs for our facilities may increase, or the facilities may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. We have been fined for alleged environmental violations in connection with the operation of our Woodbridge facility, and are currently contesting certain alleged environmental violations. Our failure to comply with environmental regulations could cause us to lose our required permits, which could cause the interruption or cessation of our operations. Furthermore, the expense of compliance could be significant enough to adversely affect our operation and have a material negative effect on our financial performance.

Our facilities will require certain permits to operate, which we may not be able to obtain at all or obtain on a timely basis.

For our Gonzales facility, we have obtained the permits and approvals required to operate the facilities. We may not be able to secure all the necessary permits for future facilities on a timely basis or at all, which may prevent us or potential licensees from operating such facilities according to our business plan.

For future facilities, particularly in the organic fertilizer and IW areas, we may need certain permits to operate solid waste or recycling facilities, as well as permits for our sewage connection, water supply, land use, air emission, and wastewater discharge. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township, and state agencies having control over the specific properties. Permits once given may be withdrawn. Inability to obtain or maintain permits to construct, operate or maintain our facilities will severely and adversely affect our business.

The fertilizer industry is highly competitive, which may adversely affect our ability to generate and grow sales.

Chemical fertilizers are manufactured by many companies, are plentiful, and are relatively inexpensive. In addition, there are over 1,700 “crop products” registered as “organic” with the Organic Materials Review Institute, a number that has more than doubled since 2002. If we fail to keep up with changes affecting the markets that we intend to serve, we will become less competitive, thereby adversely affecting our financial performance.

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

Our HTLC® technology imposes obligations on us related to infringement actions that may become burdensome.

If the use of our HTLC® technology is alleged to infringe the intellectual property of a third party, we may become obligated to defend such infringement action. In such an event, we may become obligated to find alternative technology or to pay a royalty to a third party in order to continue to operate.

If a third party is allegedly infringing any of our HTLC® technology, then we may attempt to enforce our intellectual property rights. In general, our possession of rights to use the know-how related to our HTLC® technology will not be sufficient to prevent others from employing similar technology that we believe is infringing. Any such enforcement action against alleged infringers may be required at our expense. The costs of such an enforcement action may be prohibitive, reduce our net income, if any, or prevent us from continuing operations.

Our Gonzales and discontinued Woodbridge facilities, as well as future facility sites, may have unknown environmental problems that could be expensive and time-consuming to correct.

There can be no assurance that we will not encounter hazardous environmental conditions at the Gonzales facility site or at any additional future facility sites that may delay the construction of our food waste conversion facilities or require us to incur significant clean-up or correction costs. Upon encountering a hazardous environmental condition, our contractor may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the particular facility and may require significant expenditures to correct the environmental condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenue.

Although we have discontinued our operations at our former Woodbridge facility, terminated our lease agreement, and surrendered the property to the landlord, we have received no formal notification from the New Jersey Department of Environmental Protection (NJDEP) that the plant shut-down has been deemed to be final. As such, there is still a possibility that the NJDEP could determine that additional closure activities may be required at the site to complete the final permit termination.

We have little or no experience in the fertilizer industry, which increases the risk of our inability to build or license our facilities and operate our business.

We are currently, and are likely for some time to continue to be, dependent upon our present management team. Most of these individuals are experienced both in business generally and in the government and operation of public companies. However, our present management team does not have experience in organizing the construction, equipping, and start-up of a food waste conversion facility, except for our Gonzales and our former Woodbridge facilities. In addition, none of our directors has any prior experience in the food waste conversion or fertilizer products industries. As a result, we may not develop our business successfully.

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

During the start-up phase at the former Woodbridge facility, we experienced odor-related issues. As a result of these issues, we were assessed fines from the Health Department of Middlesex County, New Jersey and have been named as a party in a lawsuit by a neighboring business. With respect to the fines assessed by the Health Department, we have negotiated a settlement agreement for the full amount of fines assessed. With respect to the litigation, the plaintiff has alleged various causes of action connected to the odors emanating from the facility and in addition to monetary damages, is seeking enjoinment of any and all operations which in any way cause or contribute to the alleged pollution. If we are unsuccessful in defending the above litigation or any new litigation, we may be subject to judgments or fines, or our operations may be interrupted or terminated. Even though we have discontinued the operations at our Woodbridge facility these issues could occur at future owned or licensed facilities.

We are dependent on a small number of major customers for our revenues and the loss of any of these major customers would adversely affect our results of operations.

Our Gonzales facility relies on a few major customers for a majority of their revenues. During 2010, approximately 70% of the revenues generated by the Gonzales facility were from a total of three customers. We do not have any long-term agreements with any of our customers. The loss of any of our major customers could adversely affect our results of operations.

The operation of our Concentrators will require routine ongoing maintenance, which we are responsible for.

Our current and future agreements with customers will require us to operate the Concentrators and make repairs as necessary. Hiring employees local to the operating site that are capable of performing these tasks is essential to our success.

Expansion of our IW business is dependent upon our ability to secure project financing for the building of new Concentrators.

Even if we are able to enter into an agreement with a new customer to provide wastewater treatment services, we would be unable to perform under the contract should we be unable to finance the building of a unit to be used at the customer’s site. Our IW business is new and to date we have not obtained financing for any IW project. As such, we do not know whether we will be able to obtain such project financing in the future, or what the terms of such project financing would be if we were able to obtain the financing. We will not be able to finance the purchase of new Concentrators from our internal working capital. Therefore, the failure to obtain project financing in the future is critical to our ability to develop and commercialize our IW business.

TerraSphere has a limited operating history and its prospects are difficult to evaluate.

When we acquired TerraSphere in November of 2010, it was an early stage company whose activities had been primarily limited to the development of its technology. As such, there is limited historical financial information available, and the revenue and income potential of TerraSphere’s business is unproven. If TerraSphere is unable to develop its business and consequently suffers economic loss or collapse, there may be a material negative effect on the Company’s financial performance.

TerraSphere’s licensees are generally early stage companies and the failure of such licensees to be successful may adversely affect TerraSphere’s future revenues.

TerraSphere generates revenues from its licensee partners initially from license fees, followed by such partners purchasing equipment from TerraSphere and finally from royalties from product sales. If these licensees are not successful in securing the initial capital required to begin operations, they may not be in a position to pay TerraSphere future license fees, purchase equipment, or pay royalties. The failure of TerraSphere’s licensees may have a material adverse effect on TerraSphere’s future revenues.

TerraSphere is dependent on a small number of major customers for its revenues.

To date, TerraSphere has relied on a few major customers for a majority of its revenues. We have established a reserve for certain TerraSphere customer accounts receivable balances due us as of December 31, 2010, and the loss of any of TerraSphere’s major customers could slow down or curtail our plans for growing the business.

Sale of product produced from a Terrasphere facility will be subject to certain food safety regulations

In order to sell our produce, we must follow applicable food safety regulations. At minimum, we must comply with laws enforced by federal agencies such as the FDA and USDA, and some states may impose stricter standards than those of the federal government. In Canada we must also comply with laws enforced by the Canadian Food Inspection Agency and other regulatory bodies.

We have a significant number of warrants outstanding, and while these warrants are outstanding, it may be more difficult to raise additional equity capital. Additionally, certain of these warrants contain anti-dilution and price-protection provisions that may result in the reduction of their exercise prices in the future.

We have the following outstanding warrants as of the date of this report:

•	2,648,029 Class B warrants to purchase a total of 3,892,602 shares of common stock at $11.00 per share;

•	885,000 Class C warrants exercisable at $1.00 per share;

•	415,000 Class D warrants exercisable at $1.02 per share;

•	1,500,000 Class E warrants exercisable at $1.63 per share;

•	585,000 Class F warrants exercisable at $1.25 per share

•	2,500,000 Class G warrants exercisable at $1.25 per share;

•	17,250,000 Class H warrants exercisable at $1.30 per share (this includes 300,000 Class H warrants underlying underwriter purchase options issued in our October 2009 offering).

•	1,163,632 Class I warrants exercisable at $1.06 per share; and

•	2,780,740 Class J and K warrants exercisable at $0.54 per share.

•	Warrants issued in connection with our December 2010 financing

¡	2,495,000 Series A warrants exercisable at $0.312 per share.

¡	14,463,768 Series B warrants exercisable at $0.345 per share

¡	2,495,000 Series C warrants exercisable at $0.312 per share

The holders of these warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these public warrants are likely to be exercised, we may be able to obtain additional equity capital on more favorable terms from other sources. Furthermore, the Class C, D, G, and I warrants, and the warrants issued in our December 2010 financing, contain price-protection provisions under which, if were to issue securities at a price lower than the exercise price of such warrants, the exercise price of the warrants would be reduced, with certain exceptions, to the lower price.

If we issue shares of preferred stock, your investment could be diluted or subordinated to the rights of the holders of preferred stock.

Our Board of Directors is authorized by our Certificate of Incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable a holder to block such a transaction. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of holders of our common stock. Although our Board of Directors is required to make any determination to issue preferred stock based on its judgment as to the best interests of our stockholders, our Board could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our stockholders might believe to be in their best interests or in which such stockholders might receive a premium for their stock over the then-market price of such stock. Presently, our Board of Directors does not intend to seek stockholder approval prior to the issuance of currently authorized preferred stock, unless otherwise required by law or applicable stock exchange rules. Although we have no plans to issue any additional shares of preferred stock or to adopt any new series, preferences or other classification of preferred stock, any such action by our Board of Directors or issuance of preferred stock by us could dilute your investment in our common stock and warrants or subordinate your holdings to such shares of preferred stock.

Future issuances or sales, or the potential for future issuances or sales, of shares of our common stock, the exercise of warrants to purchase our common stock, or the conversion of convertible notes into our common stock, may cause the trading price of our securities to decline and could impair our ability to raise capital through subsequent equity offerings.

During 2010, we issued a significant number of shares of our common stock, warrants to acquire shares of our common stock, preferred stock convertible into shares of our common stock, and convertible notes that may be converted into our common stock in connection with various financings and the repayment of debt, and we anticipate that we will continue to do so in the future. The additional shares of our common stock issued and to be issued in the future upon the exercise of warrants or options or the conversion of debt could cause the market price of our common stock to decline, and could have an adverse effect on our earnings per share if and when we become profitable. In addition, future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock and our Class H and Class B warrants to decline, and could materially impair our ability to raise capital through the sale of additional securities.

We may not be able to adequately raise the bid price of our common stock to remain compliant with NASDAQ listing standards.

On June 27, 2010, we received notice from the NASDAQ Stock Market stating that the closing bid price of our common stock had fallen below $1.00 for thirty consecutive business days and that therefore, we were not in compliance with NASDAQ Listing Rule 5550(a)(2). As of December 27, 2010, we have been provided a 180 day grace period, through June 27, 2011, to regain compliance with the Rule. To regain compliance, the bid price for our common stock must close at $1.00 or higher for a minimum of 10 consecutive business days within the grace period. NASDAQ has notified us that we are not eligible for an additional grace period, and if we don’t achieve the required stock price within this current grace period we would either have to effect a reverse stock split, although this will not guarantee compliance, or delist our shares from NASDAQ. In order for us to effect a reverse stock split in the timeline described above we intend to seek shareholder approval for the reverse stock split in our annual meeting proxy statement which we plan to file in April 2011.

Even if we are able to gain compliance with NASDAQ’s minimum bid price requirement, we may not be able to maintain the other listing requirements to remain compliant with NASDAQ listing standards.

In addition to NASDAQ’s minimum bid price requirement discussed above, NASDAQ requires that listed companies without sufficient net income maintain either a minimum stockholders’ equity of $2.5 million or a market value of listed securities of $35.0 million. As of December 31, 2010, we met the minimum stockholders’ equity requirement. Based on our current stock price, we do not meet the market value of listed securities requirement. Although our equity as of December 31, 2010 was greater than the required minimum, there is no guarantee that we will continue to maintain compliance with this standard. If we fail to meet the listing requirements, our common stock will be removed from the NASDAQ Stock Market, which will likely reduce the liquidity of our common stock and adversely affect the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

On March 9, 2011, we responded to a comment letter from the staff of the United States Securities and Exchange Commission (the “SEC”) whereby they requested certain information regarding a possible change in organic certification of one of the ingredients used in the products we produce in California. Additionally, the staff requested a detailed analysis concerning the facts and circumstances associated with the impairment of long lived assets at the Woodbridge, NJ facility. We continue to work with the staff to address their open comments.

ITEM 2.	PROPERTIES

We have a lease for land in Gonzales, California, where our Gonzales facility is located. The land is leased from VLH, a California LLC whose sole member is a former officer and director of the Company, and which was consolidated in our financial statements from January 2008 through April 2009. The lease provides for a monthly rent of $9,300. The lease is renewable for three 5-year terms after the expiration of the initial 10-year term. In addition, we own the Gonzales facility and the operating equipment used in the facility.

On November 24, 2009 we signed a lease for office space for our headquarters in Boston, Massachusetts. The lease is for 3 years and provides 4,510 square feet of usable space for a monthly rent of $9,772. In addition, we lease, on a month-to-month basis, approximately 2,500 square feet of additional office space in Boston, Massachusetts.

We pay rent of $2,800 per month for this space. We may terminate this additional lease at any time upon 30 days advance written notice.

On November 12, 2010, we assumed the lease of TerraSphere, LLC’s Vancouver facility, which commenced November 1, 2009 and has a five year term. Rent is $89,900 per year for 2011 through 2013, and $74,990 for 2014. Under the operating lease agreement, the Company has the right to extend this lease for an additional five years.

ITEM 3.	LEGAL PROCEEDINGS

On December 11, 2008, we received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, we filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from our alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, we filed our answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. Plaintiff filed a Motion for Class Certification on June 22, 2010, which was denied on November 22, 2010. On March 3, 2011, the court denied our motion for partial summary judgment. On March 25, 2011, some individual investors filed a new complaint against us asserting similar claims to those in the Leeseberg litigation. This case will likely be consolidated with the Leeseberg action. We plan to vigorously defend these matters and are unable to estimate any losses that may or may not be incurred as a result of this litigation and new complaint and their eventual disposition. Accordingly, no loss has been recorded related to these matters.

Related to the above matter, in December 2009, we filed a complaint in the Superior Court of Massachusetts for the County of Suffolk, captioned Converted Organics Inc. v. Holland & Knight LLP. We claim that in the event we are required to pay any monies to Mr. Leeseberg and his proposed class in the matter of Gerald S. Leeseberg, et al. v. Converted Organics, Inc., that Holland & Knight should make us whole, because its handling of the registration of the securities at issue in the Leeseberg lawsuit caused any loss that Mr. Leeseberg and other putative class members claim to have suffered. Holland & Knight has not yet responded to the complaint. Holland and Knight has threatened to bring counterclaims against Converted Organics for legal fees allegedly owed, which we would contest vigorously. On May 12, 2010, the Superior Court stayed the proceedings, pending resolution of the Leeseberglitigation. At this early stage in the case, the Company is unable to predict the likelihood of an unfavorable outcome, or estimate any loss/gain.

On May 19, 2009, we received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from our Woodbridge facility and our alleged, intentional failure to disclose to adjacent property owners the possibility of our facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. On June 8, 2010, Lefcourt Associates, Ltd re-filed their lawsuit but before a different court, the Chancery Division in Bergen County. We filed a motion to transfer the action back to the original court in Middlesex County, which was granted and we sought to have the lawsuit dismissed, which was granted in part on August 27, 2010. The Court limited the plaintiffs’ claims to the events in part that occurred after the dismissal of the prior action. The case was recently transferred to the Law Division and a trial date as to damages is currently scheduled for June 6, 2011. We plan to vigorously defend this matter and are unable to estimate any losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no loss has been recorded related to this matter.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NASDAQ Capital Market under the symbol “COIN” since March 16, 2007. Prior to March 16, 2007, there was no public market for our common stock. The following table sets forth the range of high and low closing prices per share as reported on NASDAQ for the periods indicated.

2009	High	Low

First Quarter	$4.05	$0.76
Second Quarter	$2.19	$0.76
Third Quarter	$1.48	$0.95
Fourth Quarter	$1.30	$0.59

2010	High	Low

First Quarter	$1.14	$0.68
Second Quarter	$1.18	$0.61
Third Quarter	$0.72	$0.39
Fourth Quarter	$0.58	$0.32

Holders

As of March 28, 2011, there were approximately 1,000 beneficial holders of the Company’s common stock.

Dividends

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

Recent Sales of Unregistered Securities

During the last quarter of 2010, we issued 165,000 unregistered shares of common stock to New Castle Consulting for consulting services with regard to investor relations. This transaction was exempt from the registration requirement of the Securities Act of 1933, as amended (the “1933 Act”), pursuant to Section 4(2) under the 1933 Act, as the recipient is an “accredited investor” as defined in the 1933 Act.

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

Introduction

We presently have three lines of business, which are (1) organic fertilizer, (2) industrial waste water treatment and (3) vertical farming. Based on the nature of products and services offered, the Company has determined that there are two reportable segments: (1) organic fertilizer and (2) vertical farming at December 31, 2010. The industrial wastewater treatment segment is not separately reported as it is in the developmental stage and there is no discreet financial information to report at December 31, 2010. We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. The discreet financial information presented below is derived from the continuing operations as of December 31, 2010. The results of continuing operations are as follows:

	Organic	Vertical	Corporate and
	Fertilizer	Farming	Eliminations	Consolidated

Revenues	$3,275,325	$250,000	$—	$3,525,325
Net loss from continuing operations(1)	(1,279,055)	(2,562,517)	(12,197,453)	(16,039,025)
Depreciation and amortization(2)	369,544	85,403	34,656	489,603
Interest expense(3)	—	11,169	1,714,782	1,725,951
Total assets net of discontinued operations(4)	2,973,568	12,618,892	4,032,496	19,624,,956
Goodwill	—	1,667,957	—	1,667,957
Property and equipment additions	294,878	29,157	—	324,035

(1)	Net loss from continuing operations of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.

(2)	Depreciation and amortization expense associated with property and equipment and intangibles. Corporate amortization expense relates to intangible asset technological know how.

(3)	Corporate interest expense is primarily related to a convertible note payable.

(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, intangibles and certain other assets.

Revenues are attributable to geographic areas based on location of the customer, primarily within the continental United States. Converted Organics derived approximately $1.9 million or 63% of its revenues from three customers and TerraSphere Inc. derived 100% of its revenue from one customer as of December 31, 2010. As of December 31, 2009, the Company was a single reportable segment.

Our operating structure is composed of our parent company, Converted Organics, Inc.(“COIN”) and the subsidiaries listed below. Expenditures at the corporate level (items paid for by COIN) include management and public company expenses, along with the expenses associated with its Industrial Wastewater Treatment business, and the outsourcing of dry product fertilizer production. It is the intention of management to transfer the operations of IWR and the dry fertilizer product to a subsidiary level when business volumes become appropriate. The current subsidiaries of COIN are as follows:

•	Converted Organics of California, LLC, a wholly-owned subsidiary of COIN, which includes the operation of our Gonzales, California facility.

•	Converted Organics of Woodbridge, LLC, a wholly-owned subsidiary of COIN, which includes the discontinued operation of our Woodbridge, New Jersey facility.

•	Converted Organics of Mississippi, LLC, a wholly-owned subsidiary of COIN, established for the purpose of adding a poultry litter-based fertilizer product to the Company’s existing product lines.

•	Converted Organics of Rhode Island, LLC, a 92.5% owned subsidiary of COIN , which currently has no operating activity and which was originally established to include the operation of a previously planned fertilizer facility in Rhode Island. On February 25, 2010, we signed a letter of intent with the non-controlling member in Converted Organics of RI to sell substantially all of the assets and a limited select amount of liabilities of Converted Organics of RI. This entity is currently inactive.

•	TerraSphere Inc. (“TerraSphere Inc”), a Delaware C corporation and wholly owned subsidiary of COIN, was established to hold COIN’s investment in TerraSphere Systems LLC (“Systems LLC”) in which COIN acquired a 95% interest on November 12, 2010. Systems, LLC owns 85% of TerraSphere Canada, LLC and 100% of Pharmasphere LLC, which in turn owns 100% of PharmaSphere Worcester, LLC. COIN’s acquisition of its interest in Systems LLC was approved by our shareholders at a special meeting held on September 16, 2010.

•	GoLocalProduceRI, LLC, a 83.34% owned subsidiary of COIN, which we acquired on December 30, 2010 for the purpose of building and operating a Terrasphere facility.

Organic Fertilizer Business

We operate a processing facility (Gonzales, CA) that uses food and agricultural waste as raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sales to our agribusiness market. During 2010 we also had sales generated from our production facility in Woodbridge NJ, but operations at that facility were discontinued and we will not have sales from that facility in 2011. However, in early 2011 we contracted with a third party manufacturer and packager to produce our 8-1-4 dry product to sell to our established retail and turf management customers that were previously serviced by our Woodbridge, NJ facility. During 2010 we also had some sales from a poultry-litter-based fertilizer product, but do not expect to have revenue from this product in 2011. We also hope to achieve additional revenue by licensing the use of our technology to others, developing our Industrial Wastewater Resources division, and expanding our newly acquired vertical farming division, TerraSphere Inc.

Converted Organics of California, LLC — Gonzales Facility

The Gonzales facility is our production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility uses our proprietary technology and process known as High Temperature Liquid Composting, or HTLC®, which processes various biodegradable waste products into liquid and food waste-based fertilizer and a limited amount of solids that could be further processed into a useable form for use in agriculture, retail, and professional turf markets.

The Gonzales facility began to generate positive cash flow in June 2009 and has continued to do so through 2010. For year ended December 31, 2010, the Gonzales facility generated revenues of $3,021,000 and a positive gross margin of $634,000, or 21% (based on no allocation of corporate overhead). We plan to continue to improve this operating margin by maximizing the production capacity at the facility, as discussed below, by generating tip fees from receiving additional quantities of food processing waste and by reducing the amount of raw material and freight costs currently associated with the production process. We estimate that the plant, in its current configuration and based on current market prices, has the capacity to generate monthly sales in the range of $350,000 to $400,000. In addition, we have plans to triple production capacity of the Gonzales plant and further modify it to enable production of both liquid and solid fertilizers. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing, but have delayed the upgrades which would allow us to produce dry product due to a lack of market demand for a dry product within the area the Gonzales facility serves. As we will have to obtain the proper building permits for continued expansion, further development of the Gonzales facility will be delayed until additional market research has been completed and those permits are obtained. If sales increase above the current per month level, we expect the additional cash flow from the Gonzales facility will be used to offset operating expenses at the corporate level.

In 2008 we entered into certain arrangements whereby we became the exclusive owner of the HTLC® system, which enables the processing of various biodegradable waste products into liquid and solid food waste-based fertilizer and feed products. In addition, the acquisition of this technology provides for a technology fee payment of $5,500 per ton of waste-processing capacity for capacity that is either added to plants that were not planned at the time of this acquisition and that use this technology. There is a 10-year cap for these processing capacity charges, and no minimum payment is required. This fee did not apply to the Woodbridge facility and does not apply to the Gonzales facility, including the currently planned addition thereto, but expansion in excess of the current plan will trigger payable fees for that excess. The agreement also provides for a 50% profit share with the seller on any portable facilities.

We are also party to an agreement with Pacific Seafoods Inc. (“Pacific Seafoods”) whereby we agreed to pay Pacific Seafoods 50% of the profits from the development of a fish-waste product. Under this agreement, the seller of the HTLC technology would also be entitled to 50% of our profits from this joint venture. Our profits from this arrangement are thus 25% of the total profits from the enterprise (50% of total profits net half of the remainder). To date, no profits have been earned from the fish-waste product.

Combined payments of both the $5,500 per ton technology fee and the profits paid from the fish waste-processing product, if any, are capped at $7.0 million, with no minimum payment required. It is our intention to expense the payments, if any, that are paid on either the profits from the fish waste-processing product or the $5,500 per-ton technology fee.

Converted Organics of Mississippi, LLC

On January 26, 2010, we formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly owned subsidiary of the Company. We established this entity for the purpose of adding a poultry litter-based fertilizer to our existing product lines, and we outsourced the production of this product. From the date of inception through December 31, 2010, Converted Organics of Mississippi, LLC recorded product sales revenue of approximately $255,000. In the later part of 2010, the company from whom we outsourced the product filed for protection under Chapter 7 and we do not expect to have future sales of this product.

Converted Organics of Woodbridge,, LLC

During the third quarter of 2010 we discontinued the operations of our Woodbridge facility which is discussed further in this section under the caption “Results of Discontinued Operations”.

Industrial Wastewater Treatment Business

In March 2010, we began to operate an Industrial Wastewater Resources division of the Company (IWR) to leverage our exclusive license of the LM-HT® Concentrator technology for the treatment of industrial wastewater (IW). Due to its unique, energy efficient design, the LM-HT® Concentrator provides a highly cost-effective alternative to traditional IW treatment technology. Since IWR’s inception in March of 2010, we have entered into strategic discussions with numerous interested parties, which may lead to us supplying Concentrator units at waste treatment facilities on landfills and other waste processing facilities. Once the LM-HT® Concentrators are installed, we plan to apply for carbon credits and government grants based on the technology’s ability to reduce carbon emissions and energy consumption through its use of waste heat and renewable energy as thermal fuel.

On March 23, 2010, we entered into a loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The loan agreement required us to advance $500,000 to HTP in three monthly installments that commenced upon signing of the loan. The outstanding principal balance of the loan is due if either a change of control of HTP or the completion by HTP of a financing in excess of $10 million occurs on or before June 30, 2012. In consideration for entering into the loan agreement, we were granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT® Concentrator technology in the U.S. industrial wastewater market. The IW market involves the treatment of waters that have been contaminated by anthropogenic industrial or commercial activities, prior to their reuse or release into the environment. The LM-HT® Concentrator reduces carbon emissions compared to traditional technologies by using waste heat and renewable energy as thermal fuel. We have hired a senior executive in the wastewater processing industry and have begun to develop plans to operate our Industrial Wastewater Resources division. On July 30, 2010, we signed a letter of intent with Spirit Services, Inc. to jointly develop an energy and IW treatment facility using our exclusively licensed technology to evaporate IW at a facility in South Boston, Virginia. We have subsequently signed additional agreements to establish relationships to jointly develop IW treatment facilities at certain established waste treatment facilities in the United States. Such relationships are in the development stage and we expect to build upon them, as well as secure new partnerships in 2011.

IWR currently operates an industrial wastewater concentrator on Glenwood Springs Landfill Enterprise’s South Canyon Landfill in Glenwood Springs, CO as a result of an agreement signed in January of 2011. This facility is designed to treat 15,000 gallons of aqueous waste per day and will be fueled by the combustion of biomass diverted from disposal in the landfill. Among the IWs to be treated by the plant are septic, wash waters, process waters, man-camp wastewaters, and wastewaters from oil and gas exploration activities. Under this agreement we are paid a per gallon fee for the amount of IW that we treat, less labor costs to operate the unit and a marketing fee to generate IW delivered to the facility. In addition, we are responsible for repairs and maintenance of the evaporator unit. We are responsible for the purchase of the evaporator unit and will own it. As of January 2011 we began to generate revenue under this agreement from South Canyon Landfill’s traditional method of wastewater treatment as we waited for conditional air permits. Such permits were received in March of 2011, at which time we paid $600,000 of the $1.6 million purchase price of the evaporator and the unit commenced operations.

Our plan to increase business and revenues for IWR is to seek out municipal and industrial locations to locate our owned evaporator units and to charge a per gallon fee to treat industrial wastewater. We plan to follow the current agreement model where we would pay for labor, repairs and marketing (if required) at the location. We will have to seek specific project financing for each evaporator unit. Presently, we are in discussion with four potential owners of locations where an evaporator unit could be located. We expect that in 2011, if we are able to secure project financing that we will be able to begin operations on a second evaporator unit, in addition to the one being operated at the Glenwood Springs Landfill.

Vertical Farming Business

On May 20, 2010, we formed TerraSphere Inc., a Delaware C corporation and a wholly owned subsidiary of the Company, for the purpose of acquiring the membership interests of TerraSphere Systems LLC (“TerraSphere Systems”). On July 6, 2010, a membership interest purchase agreement was entered into by the Company, TerraSphere Inc., TerraSphere Systems, and the members of TerraSphere Systems, pursuant to which we agreed to acquire the membership interests of TerraSphere Systems. The maximum total shares that could be issued for TerraSphere Systems is estimated to be 34,166,667 shares of our common stock, which includes earn-out share payments of up to 14,603,175 shares of our common stock. Pursuant to the purchase agreement, the acquisition was approved by our shareholders on September 16, 2010, and the Company acquired 95% of the membership interest of TerraSphere Systems on November 12, 2010. We will issue up to 32,777,778 shares of our common stock to the members of TerraSphere Systems in exchange for 95% of the units of TerraSphere Systems, subject to certain anti-dilution adjustments. Of these shares, 18,174,603 shares were issued on November 12, 2010, the closing of the acquisition, and the remainder of the shares will be issued if TerraSphere achieves four milestones. As of the filing date of this report, only one of the four milestones, TerraSphere’s collection of $2.0 million of its accounts receivable by February 28, 2011, was subject to measurement. This milestone was not met, and as a result we will not issue the 1,825,397 shares of our common stock associated with that milestone. Two of three remaining milestones (market capitalization and gross margin), are to be measured as of December 31, 2011, and the final milestone (gross margin) is to be measured at December 31, 2012.

TerraSphere Systems is in the business of designing, building, and operating highly efficient and scalable systems, featuring a patented, proprietary technology that utilizes vertically-stacked modules to house rows of plants, which are then placed perpendicular to an interior light source to grow pesticide and chemical-free organic fruits and vegetables. Due to a controlled, indoor environment, the system generates fresh produce year-round in any location or climate world-wide. We believe the acquisition of TerraSphere Systems will expand our portfolio of sustainable, environmentally-friendly businesses, and will provide us with an immediate revenue stream.

2010 Financing Activities

On April 22, 2010, we entered into an agreement with a single institutional investor, pursuant to which we issued to the investor: (i) 2,400,000 shares of common stock and (ii) five-year warrants to purchase 1,163,362 shares of common stock at an exercise price of $1.06 per share (Class I warrants). The warrants may be exercised at any time on or following a date one year after the date of issuance and expire five years from the date of issuance. The transaction closed on April 22, 2010 and provided us with net proceeds of approximately $2.4 million.

On October 18, 2010, we entered into an Exchange Agreement with Oppenheimer Rochester National Municipals and Oppenheimer New Jersey Municipal Fund, each a series of Oppenheimer Multi-State Municipal Trust, a Massachusetts business trust (together, the “Bond Holder”). The Bond Holder was the sole holder of $17,500,000 aggregate principal amount Solid Waste Facilities Revenue Bonds (the “Bonds”) that were issued on behalf of Converted Organics of Woodbridge, LLC, a wholly-owned subsidiary of the Company. Pursuant to the Exchange Agreement, the Bond Holder agreed to exchange: (i) the Bonds (which represented 100% of all Bonds), and (ii) Class B Warrants to purchase 2,284,409 shares the Company’s Common Stock for 17,500 shares of the Company’s newly authorized 1% Series A Convertible Preferred Stock. In addition, the Bond Holder agreed to waive all interest accrued and unpaid from February 1, 2010 until the date of the Exchange Agreement on the Bonds, and agreed to transfer to the Company approximately $600,000 that the Company had previously deposited into certain reserve accounts in connection with the Bonds. To designate and establish the shares of Series A Preferred, the Company’s Board of Directors approved, and on October 18, 2010, the Company filed with the Delaware Secretary of State, a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Certificate of Designation”). Each share of Series A Preferred is convertible into a number of shares of Common Stock equal to (i) the stated value of the share ($1,000), divided by (ii) $0.543 (the “Conversion Price”). Holders of the Series A Preferred are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 1% per annum (subject to increase in certain circumstances), payable annually and on each conversion date. The dividends are payable during the first three years after issuance at the election of the Company, and thereafter at the election of the holder, in cash or in shares of Company common stock valued at the Conversion Price (or in some combination thereof).

On December 17, 2010, we entered into a Securities Purchase Agreement with certain institutional investors (the “Buyers”) whereby we agreed to sell to Buyers convertible notes in the aggregate original principal amount of $4,990,000 (the “Notes”), which are convertible into shares of our common stock. The Notes were issued with an original issue discount of approximately 4.8%, and the purchase price of the Notes was $4,750,000. The Notes are not interest bearing, unless we are in default on the Notes, in which case the Notes carry an interest rate of 18% per annum. On December 17, 2010 we sold to the Buyer $3,940,000 of the Notes and on March 3, 2011 we sold the Buyer the remaining $1,050,000 of the notes. We are required to repay the Notes in six equal installments commencing February 1, 2011, with respect to $3.9 million of the Notes, and April 8, 2011, with respect to $1.1 million of the Notes, either in cash or in shares of our common stock. If we choose to utilize shares of our common stock for the payment, the value of our shares will be equal to the lower of (i) the conversion price then in effect and (ii) 85% of the average of the three lowest closing sale prices of our common stock during the 20 trading day period prior to payment of the installment amount. We also have the right, at our option, to permit the holder of the Notes to convert at a lower price specified by us for a period specified by us.

In addition, we also issued to the Buyers warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants”, and (iii) “Series C Warrants” (collectively, the “Warrants”).

The Series B Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expire on November 28, 2011. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 4,990,000 shares at an initial exercise price of $1.00 per share. If we make certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants will adjust to the average of the conversion prices used to repay the Notes discussed above. The floor price for the exercise price of the Series B Warrants is $0.345. The number of shares underlying the Series B Warrants will adjust whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $4,990,000. As of the date hereof, the exercise price of the Series B Warrants is $0.345 per share and there are 14,463,768 shares underlying the Series B Warrants.

The Series A and Series C Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and have a five year term.

Should we make certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the conversion prices used to repay the Notes discussed above. As of the date hereof, the exercise price of the Series A Warrants and Series C Warrants is $0.312 per share.

Acquisitions

TerraSphere Systems LLC Acquisition

On November 12, 2010, we acquired 95% of the membership interests of TerraSphere Systems LLC. The acquisition will enable us to license TerraSphere’s patented Growth System, which is a system of modules and processes for growing plants in a controlled environment. The system uses and controls precise combinations of light, water, nutrition, gravity, centrifugal forces, and gasses to produce growing conditions that can be controlled and manipulated to result in desired plant growth and maximum crop production.

The membership interest purchase agreement (“Agreement”) entered on July 6, 2010 allows for an election by TerraSphere members to accept 1) 27,777,778 shares of common stock upon closing of the transaction (with a 6 month holding period) (“Option One”) or 2) 15,873,016 shares of Company common stock upon closing of the transaction with an option to earn an additional 21,164,021 shares of Company common stock in contingent consideration based upon TerraSphere achieving certain milestones and agreeing to an 18 month holding period on stock distributed to them (“Option Two”). Based on 26% of TerraSphere members’ electing Option One and 69% electing Option Two, the maximum total shares that could be issued is 32,777,778 of Company common stock. Per the Agreement, TerraSphere members who elected Option One received 7,222,222 shares of Company common stock upon closing and members electing Option Two received 10,952,381 shares of Company common stock upon closing with an additional 14,603,175 shares of Company common stock issueable upon achieving the following milestones (contingent consideration):

Milestone One Payment:  4,563,492 shares of Company common stock, if between the date of the Agreement and the 90th day following the closing date or the 180th day following the date of the Agreement, the following occurs: for a period of five consecutive trading days, the Company’s market capitalization exceeds the sum of: (1) the Company’s initial market capitalization on the date of execution of the Agreement, plus (2) the closing price per share, multiplied by the number of shares of Company common stock to be issued at closing pursuant to the Agreement. If between the date of the Agreement and the 90th day following the closing date or the 180th day following the date of the Agreement, the Company completes an equity financing, the cash received from the equity financing during such period shall be added to the market capitalization. If between the closing date and December 31, 2011, the Company sells equity of either the

Company or any of the Company’s subsidiaries, any cash received from such equity sales during such period shall be added to the market capitalization;

Milestone Two Payment:  1,825,397 shares of Company common stock, if $2,000,000 of TerraSphere’s accounts receivable as of the date of the Agreement are received prior to February 28, 2011. This Milestone was not met;

Milestone Three Payment:  4,563,492 shares of Company common stock, if we generate gross margin of $6,000,000 (gross margin target) from our operations during the period commencing as of the date of the Agreement and ending on December 31, 2011; provided that, if we generates gross margin of at least $4,200,000 (gross margin threshold) from our operations during such period, a pro rata portion of the Company common stock shall be granted the applicable TerraSphere members; and

Milestone Four Payment:  3,650,794 shares of Company common stock, if the Company generates gross margin of $4,000,000 from its operations during any nine-month period commencing on the Agreement date and ending on December 31, 2012; provided that, if the Company achieves the Milestone Three gross margin threshold, but does not achieve the Milestone Three gross margin target, 83.3% of the difference between the Milestone Three gross margin target and the actual gross margins achieved pursuant to the Agreement (the “Milestone Three Deficiency”) may be added by the Sellers to the Milestone Four Payment and the Milestone Four gross margin target. Notwithstanding anything to the contrary herein, the total amounts payable pursuant to the Milestone Three Payment and Milestone Four Payment shall be no more than 8,214,286 shares of Company common stock.

In addition, the Agreement contains an anti-dilution provision due to which the Company estimated it would need to issue an additional 2,040,000 shares of Company common stock.

The estimated purchase price at fair value is as follows:

Election of Option One	$2,961,000
Election of Option Two	4,490,000
Milestone one payment	1,403,000
Milestone two payment	711,000
Milestones three and four payments	1,684,000
Anti-dilution provision	837,000

$12,086,000

The estimated purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The allocation of the purchase price to the assets and liabilities will be finalized within a year as the Company obtains more information regarding asset valuations, liabilities assumed, contingent consideration and revisions of preliminary estimates of fair value made at the date of purchase. The fair value of the noncontrolling interest totaling $648,644 was determined based on the fair value assigned for the 95% of TerraSphere Systems that the Company acquired.

The preliminary purchase price allocation is as follows:

Cash	$41,679
Accounts receivable	2,690,000
Other assets	274,313
Leasehold improvements	176,181
Construction-in-process	97,306
Patents and patent related costs	10,000,000
Goodwill	1,193,600
Assumption of liabilities	(1,738,435)
Noncontrolling interest	(648,644)

Total allocation of purchase price	$12,086,000

Changes in the fair value of contingent consideration that the Company recognizes after the acquisition date may be the result of additional information about facts and circumstances that existed at the acquisition date that the Company obtained after that date. Such changes are considered to be measurement period adjustments and would adjust the purchase price to the extent they occur within one year from the acquisition date. Contingent consideration classified as an asset or a liability that changes beyond a year from the acquisition date is remeasured at fair value and recognized in earnings.

Converted Organics, Inc recorded the above transaction on November 12, 2010 as follows:

Obligations to issue shares	1,684,000
Derivative liability related to anti-dilution provision	837,000
Equity	9,565,000

Total	$12,086,000

We determined that Milestones three and four contained in the Agreement meet the definition of a liability under ASC 480 Distinguishing Liabilities from Equity and therefore this obligation to issue shares is treated as a liability rather than equity when recording the fair value of the acquisition. Obligations to issue shares represents the estimated fair value of shares to be issued for Milestones three and four as described above. In addition, the Company determined that the anti-dilution provision contained in the Agreement meets the definition of a derivative liability. The Company considered various scenarios and possibilities of an occurrence of an event that would trigger the anti-dilution provision. Based on the various scenarios and possibilities the Company estimated it would need to issue an additional 2,040,000 shares to the former members of TerraSphere Systems related to this provision.

GoLocalProduceRI, LLC Acquisition

On December 30, 2010, we acquired 83.34% of GoLocalProduceRI, LLC issuing 1,371,428 shares of Company common stock valued at approximately $480,000, marking its entrance into the vertical farming industry as owners and operators of what is expected to be the first TerraSphere facility in the United States.

The estimated purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The allocation of the purchase price to the assets and liabilities will be finalized within a year as the Company obtains more information regarding asset valuations, liabilities assumed, contingent consideration and revisions of preliminary estimates of fair value made at the date of purchase. The fair value of the noncontrolling interest totaling $95,954 was determined based on the fair value assigned for the 83.34% of GoLocalProduceRI, LLC that the Company acquired.

The preliminary purchase price allocation is as follows:

Cash	$56,597
Prepaid and other current assets	45,000
Goodwill	474,357
Noncontrolling interest	(95,954)

Total	$480,000

Trends and Uncertainties Affecting our Operations

We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. In addition, a significant part of our growth strategy is based upon generating revenues from both our Industrial Wastewater business and from the acquisition of

TerraSphere Systems, both of which are in early stages of development. This strategy requires licensees to raise the funding necessary to construct facilities, which has proven difficult. Furthermore our plan calls for raising additional debt and/or equity financing to construct additional operating facilities. Currently there has been a slowdown in lending in both the equity and bond markets which may hinder our ability to raise the required funds.

Liquidity and Capital Resources

At December 31, 2010, we had total current assets of approximately $4.3 million consisting primarily of cash and accounts receivable, and had current liabilities of approximately $7.8 million, consisting primarily of term and convertible notes payable, accounts payable and liabilities from discontinued operations leaving us with negative working capital of approximately $3.5 million. Non-current assets totaled approximately $15.3 million and consisted primarily of property and equipment and intangible assets. Non-current liabilities consist of derivative liabilities totaling approximately $8.7 million at December 31, 2010. We have an accumulated deficit at December 31, 2010 of approximately $100 million. Owners’ equity at December 31, 2010 was approximately $3.2 million. For 2010, we generated revenues from continuing operations of approximately $3.5 million as compared to revenue from continuing operations of $2.1 million for the same period in 2009.

We expect the closing of the Woodbridge facility in the third quarter of 2010 will save us approximately $6.0 million per year in net cash expenditures. On October 18, 2010, we entered into an Exchange Agreement with the sole bond holder of $17.5 million bonds whereby we exchanged the Bonds for 17,500 shares of our newly authorized 1% Series A Convertible Preferred Stock, which is convertible into an aggregate of 32,228,361 shares of our Common Stock. In addition, the Bond Holder agreed to waive all interest accrued and unpaid from February 1, 2010 until the date of the Exchange Agreement on the Bonds totaling approximately $933,000, and agreed to transfer to the us approximately $600,000 that we had previously deposited into certain reserve accounts in connection with the Bonds.

We entered into a Termination and Surrender Agreement with the Woodbridge Facility’s landlord (the “Lessor”) on October 18, 2010 whereby we agreed to transfer all equipment, tools, and fixtures owned by us and presently located at the premises, and granted the Lessor 892,857 shares our Common Stock valued at $500,000 in satisfaction of claims of approximately $1.5 million. In addition, we have deposits totaling $415,000 with the Lessor that will not be returned to us. On October 18, 2010, a court order was entered whereby we agreed to issue to a third party a total of 20,726,980 shares of our Common Stock in full settlement of approximately $1.7 million of promissory notes issued by us to four contractors that had provided services to the Woodbridge Facility. After the above transactions, Woodbridge had approximately $2.5 million in current accounts payable remaining.

Although the California fertilizer business is cash flow positive, we believe that after the effect of the above transactions along with our acquisition of TerraSphere (see “Acquisitions” above) and the signing of our first Industrial Wastewater agreement that we will continue to have negative cash flow from operations in 2011 due to the costs associated with corporate operations and funding the operations of TerraSphere. In addition, we believe that we will require additional cash to finance capital growth activities in order to build out the IWR and TerraSphere projects planned for 2011. We believe that if we achieve planned sales from our California facility, establish additional operational Industrial Wastewater sites, and complete the construction of a TerraSphere facility, then we can become cash flow positive in the future. In order to achieve these goals, however, we will need significant additional financing for which we have no commitments.

Presently, our liquidity is limited to our cash on hand at December 31, 2010 ($3.0 million) and the $1.0 million that we received on March 3, 2011 as a result of the sale of the additional notes available under our December 17, 2010 financing agreement. In addition, on February 28, 2011 we received shareholder approval to permit the investor in the December 17, 2010 financing agreement to exercise certain of its warrants, which could provide us with an additional $4.9 million. However, since receiving shareholder approval our stock price has closed at both above and below the exercise price of these warrants, and it is not likely that any warrants would be exercised unless the price of our stock was greater than the exercise price of the warrants. There is no assurance that the investor will exercise the warrants, and as such, we may not receive these funds. As a result of this uncertainty, we have entered into discussions with an investor who would make available approximately $3,850,000 with a convertible note under similar terms to our December 17, 2010 financing agreement, though such an arrangement has not been finalized.

If we do not receive additional funds in excess of the amount of cash on hand, whether as a result of the exercise of the warrants issued in our December 2010 financing, execution of the contemplated convertible note, or otherwise, we will not be able to continue our operations once the cash on hand is utilized. Even in the event that we do receive additional funds, there is no guarantee that such funds will be sufficient to continue operations until we achieve a positive cash flow position. At this time we do not have any commitments for additional financing, and there is no assurance that capital in any form will be available to us on terms and conditions that are acceptable or at all.

Critical Accounting Policies and Estimates

Our plan of operation is based in part upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered.

We evaluate our estimates on an on-going basis. The most significant estimates relate to the recovery of long-lived intangible assets, the estimate of the fair value of consideration in business combinations, the fair value of financial instruments related to equity and debt transactions and estimations of valuation allowances. We base our estimates on historical Company and industry experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.. Estimates and judgments used in the preparation of our consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as the results of our operations and other economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

The following is a brief discussion of our critical accounting policies and methods, and the judgments and estimates used by us in their application:

Revenue Recognition

Our organic fertilizer operation generates revenues from two sources: product sales and tip fees. Product sales revenue comes from the sale of fertilizer products. Tip fee revenue is derived from waste haulers who pay us fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors and hospitality venues such as hotels, restaurants, convention centers and airports. The IWWR operation will generate revenue by setting up treatment systems on customers’ sites and processing their wastewater on a price-per-gallon basis. Our vertical farming operation derives its revenues from licensing fees and royalties, as well as the sale of equipment and expects future revenue from operating facilities using our patented technology.

Revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of a sales arrangement exists;

•	Delivery of the product has occurred;

•	The sales price is fixed or determinable; and

•	Collectability is reasonably assured.

In those cases where all four criteria are not met, the Company defers recognition of revenue until the period in which these criteria are satisfied. Revenue is generally recognized upon shipment of product for our fertilizer business, and for Terrasphere we recognize technology license revenue immediately upon completed performance if the term of exclusive technology licenses is equal to the life of the associated intellectual property, otherwise license revenue would be recognized over the term of the license.

We recognize deferred revenue when payment has been received for product sales but the revenue recognition criteria have not been met. In addition, we defer revenue when payment has been received for future services to be provided.

Share-Based Compensation

We account for equity instruments exchanged for services in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 718 Compensation — Stock Compensation (“ASC 718”) regarding share-based compensation. Under the provisions of ASC 718, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period.

Long-Lived Assets

We account for our long-lived assets (excluding goodwill) in accordance with ASC Section 360 Property, Plant and Equipment (“ASC 360”), which requires that long-lived assets and certain intangible assets be reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as technological changes or significantly increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using an undiscounted cash flow model. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.

Derivative Instruments

We account for derivative instruments in accordance with ASC 815 Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2010 and 2009, we did not have any derivative instruments that were designated as hedges.

Discontinued Operations

We discontinued the operations of our Woodbridge facility during the third quarter of 2010. Assets and liabilities related to the Woodbridge facility have been classified as discontinued operations on the consolidated balance sheets at December 31, 2010 and 2009 and its operations have been classified as loss from discontinued operations on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2010 and 2009.

Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

•	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.

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

Income Taxes

We consider the valuation allowance for the deferred tax assets to be a significant accounting estimate. In applying ASC 740 Income Taxes, management estimates future taxable income from operations and tax planning strategies in determining if it is more likely than not that we will realize the benefits of our deferred tax assets. Management believes the Company does not have any uncertain tax positions.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Milestone Method of Revenue Recognition. This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this ASU is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, substantive milestones and factors considered in that determination. The amendments in this ASU are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We have evaluated this new ASU and has determined that it will not have a significant impact on the determination or reporting of our financial results.

In December 2010, the FASB issued ASU 2010-28 (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 for public entities. Early adoption is not permitted. We will apply the provisions of ASU 2010-29 on a prospective basis.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in ASU 2010-29 are effective for business combinations that occur after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will apply the provisions of ASU 2010-29 on a prospective basis.

Results of Operations

Summary of Comprehensive Loss from All Operations

For the year ended December 31, 2010 we reported a comprehensive loss attributable to Convertible Organics Inc. of $50,562,336 compared to $21,105,788 for the year ended December 31, 2009. The major components of this loss are as follows:

	Twelve months ending December 31,
	2010	2009

Loss from Continuing Operations	$16,039,025	$7,642,304
Loss from Discontinued Operations	34,690,358	13,463,484
Non-Controlling Interest and Foreign Currency	(167,047)	—

Total Comprehensive Loss Attributable to Converted Organics, Inc	50,562,336	21,105,788

Detail discussion of the above items is as follows:

Results of Continuing Operations

For the year ended December 31, 2010 we had an after tax net loss from continuing operations of $16.0 million compared to $7.6 million for the year ended December 31, 2009. The increase in the net loss of $8.4 million is made up of the following favorable and (unfavorable) major components, with further explanation and details following the table:

$1,400,000	Increase in Sales
$(440,000)	Increase in Cost of Goods
$(7,500,000)	Increase in General and Administrative Expenses
$340,000	Decrease in R&D Expenses
$(6,000,000)	Decrease in Derivative Gains
$3,800,000	Decrease in Interest Expense

$(8,400,000)	Total Variance from Continuing Operations

For the year ended December, 2010, we had sales from continuing operations of approximately $3.5 million compared to $2.1 million for the year ended December 31. 2009. The $1.4 million increase is composed of a $900,000 increase in sales from our Gonzales facility (attributed to both an increase in volume and price increases for some of our products), and a $254,000 increase in sales from sales of our chicken litter-based fertilizer product and $250,000 in sales from TerraSphere licensing activities.

For the year ended December 31, 2010 we had cost of goods sold from continuing operations of approximately $2.5 million compared to $2.1 million cost of goods sold for the same period in 2009. Of the approximately $443,000 increase in cost of goods, $309,000 is related to our Gonzales facility and $134,000 is related to chicken litter fertilizer product. For the Gonzales facility, in 2010 we had sales of $3.0 million and cost of sales of $2.4 million, or a gross margin of 20% (compared to only 1% gross margin in 2009). However, for the $900,000 increase in sales over 2009 from Gonzales, the cost of goods increased $309,000, generating a gross margin of 65% on those incremental sales. We feel that further increases in sales at the Gonzales facility will help overall margin to increase as the increased sales are spread over fixed costs at the facility. During 2010 we had sales from our chicken based fertilizer products of $254,000 and cost of goods of $134,000 generating a gross margin of 45%. We do not expect sales from this product to continue into 2011.

We incurred General and Administrative expenses of approximately $14.6 million and $7.1 million for the years ended December 31, 2010 and 2009, respectively. The approximately $7.5 million increase in general and administrative expenses is due to increases of $1.5 million at the corporate level related to additional personnel, non cash compensation expense for the issuance of stock options, and occupancy expenses; increased professional and consulting fees of approximately $2.7 million due mainly to costs associated with seeking potential acquisition candidates, as well as increased sales and marketing costs of $1.0 million. In addition, we incurred approximately

$2.3 million of General and Administrative expenses at Terrasphere as we provided a reserve for certain accounts receivable. We provided the reserve for accounts receivable at December 31, 2010 as certain facts and circumstances relating to collectibility of the receivables had changed since the fair value was determined on the acquisition date.

We incurred Research and Development costs of $287,000 and $626,000 for the years ended December 31, 2010 and 2009, respectively. A major part of the decrease of $339,000 is related to the impairment of a deposit on a second license of $139,000, which was expensed in 2009. The remaining portion of the decrease is due to less spending, as we had completed most of our field testing on our products.

During 2010 we recognized derivative losses of approximately $166,000 compared to derivative gains of $5.8 million for 2009 due to the mark-to-market adjustments of certain financial instruments. This item is a noncash loss and did not use cash for the 2010 loss nor did it contribute cash for the gain recorded in 2009.

Interest expense for the years ended December 31, 2010 and 2009 was $1.7 million and $5.5 million, respectively. Interest expense in 2010 was associated with various notes held by the company of approximately $200,000 and a non cash interest expense of approximately $1,500,000 associated with the derivative elements contained in our convertible debt, while the components of interest expense for the year ended December 31, 2009 are: (i) recognition of $562,000 of interest expense associated with the extension of the convertible debentures issued in January 2008, which became due in January 2009 and which were extended until July 2009 (200,000 shares of Common Stock were issued in connection with such extension), (ii) recognition of approximately $660,000 of interest expense associated with the issuance of warrants in connection with the March 6, 2009 financing arrangement with the holders of our bonds, and approximately $800,000 of interest expense associated with the issuances of warrants related to the short-term non-convertible notes, (iii) recognition of approximately $279,000 on our other various borrowings, and (iv) recognition of approximately $3.2 million in amortization of discounts on our financing arrangement during the year ended December 31, 2009.

As of December 31, 2010, we had current assets of approximately $4.3 million compared to $12.6 million as of December 31, 2009. Our total assets were approximately $19.6 million as of December 31, 2010 compared to approximately $35.1 million as of December 31, 2009. The majority of the decrease in current assets from December 31, 2009 to December 31, 2010 is due to a decrease in cash used to operate the business and a majority of the decrease in long term assets is represented by the impairment of our Woodbridge, NJ facility of $15.4 million offset by an increase in intangible assets if approx $10.4 million generated as a result of the TerraSphere Systems acquisition.

As of December 31, 2010, we had current liabilities of approximately $7.7 million compared to $6.2 million at December 31, 2009. This increase is due largely to an increase in accounts payable and term notes payable offset by a decrease in liabilities relating to discontinued operations. In addition, we had long-term liabilities of approximately $8.6 million as of December 31, 2010 as compared to $20.1 million at December 31, 2009. The decrease is due to settlement of long term liabilities associated with discontinued operations ($18.5 million) offset by an increase in derivative liabilities ($7.0 million).

For the year ended December 31, 2010 we had negative cash flows from operating activities of approximately $11.5 million, comprising loss from operations of $50.7 million adjusted for certain non-cash items such as depreciation, non-cash interest expense associated with the issuance of convertible debt, the write-down of impaired assets at our Woodbridge facility, amortization of deferred financing fees, an early termination lease penalty and an increase in accounts payable and accrued expenses. We also had negative cash flows from investing activities of $400,000, primarily related to purchase of fixed assets off-set by the release of restricted cash The negative cash flows from both operating and investing activities was offset by approximately $4.3 million in positive cash flows from financing activities comprising proceeds from our various debt and equity transactions. The result of the above activities decreased our cash position by approximately $7.6 million from December 31, 2009.

For the year ended December 31, 2009 we had negative cash flow from operating activity of approximately $11 million, comprising loss from operations of $21 million adjusted for certain non-cash items such as derivative gains, depreciation, non-cash interest expense associated with the issuance of warrants, the write-down of impaired assets, amortization of deferred financing fees and amortization of discounts on private financing, and an increase in accounts payable and accrued expenses. We also had negative cash flow from investing activities of $2.5 million, primarily related to construction at the New Jersey facility, offset by the release of restricted cash set aside for that purpose. The negative cash flow from both operating and investing activities was offset by approximately $20.7 million in positive cash flow from financing activities comprising proceeds from our various debt and equity transactions. The result of the above activities increased our cash position approximately $7.3 million over our balance at December 31, 2008.

Results of Discontinued Operations

On July 30, 2010, the Company temporarily halted production at its Woodbridge facility in order to undertake steps to lower its cost structure at the Woodbridge facility. Specifically, the Company attempted to negotiate more favorable terms under its operating lease and to lower certain utility costs. The Company was unable to lower such costs and therefore, management determined that the Company could not sustain the negative cash flow from the Woodbridge facility and discontinued operations at the Woodbridge plant during the quarter ended September 30, 2010. As a result, during the quarter ended September 30, 2010, the Company recognized an impairment charge on the long-lived assets of the Woodbridge facility to reduce the carrying value of the those assets to approximately $1.5 million, which is the value that was expected to be received from the disposition of those assets. The consolidated statements of operations and comprehensive loss includes an impairment charge pertaining to those long-lived assets of approximately $15.4 million which is included in loss from discontinued operations.

On October 18, 2010, the bonds payable and related accrued interest totaling approximately $18.5 million were settled and extinguished for $17.5 million of Company preferred stock (See Note 11). In addition, as described below, the Company entered into a series of transactions on October 18, 2010 whereby certain assets and liabilities were assigned, transferred and or extinguished.

On October 18, 2010, the Company and the Woodbridge facility’s landlord (“Lessor”) entered into a Termination and Surrender Agreement (“Termination Agreement”) related to the termination of the Woodbridge Facility lease. Pursuant to the Termination Agreement, the Lessor and the Company agreed to terminate the lease surrendering the premises and transferring all equipment, tools and fixtures owned by the Company and presently located at the premises. Under the lease, there were approximately $9.1 million of future rental payments. In addition, the Lessor asserted claims for (i) unpaid sewer and trash removal charges; (ii) unpaid rent due Lessor for prior periods; (iii) certain costs and expenses incurred by Lessor in connection with certain litigation; (iv) damages that may result from the condition of the premises at the time of surrender; and (v) the required removal and disposal of abandoned inventory and materials totaling approximately $2.4 million. Pursuant to the terms of the Termination Agreement, the Company agreed to transfer the Woodbridge facility’s assets to the Lessor with a carrying value of approximately $1.5 million and to issue the Lessor a total of 892,857 shares of Company common stock valued at $0.56 per share totaling $500,000 and to surrender deposits totaling $415,000 with the Lessor in exchange for settlement of the asserted claims of approximately $2.4 million.

On October 18, 2010, the Superior Court of the State of California for the County of Los Angeles entered an Order in the matter entitled American Capital Management, LLC (“ACM”) v. Converted Organics Inc. and Converted Organics of Woodbridge, LLC and Does 1-10 Inclusive (the “Order”). The Order provides for the full and final settlement of $11.3 million of claims against the Company held by ACM. The claims include the future rental payments of $9.1 million discussed above, as well as approximately $1.7 million of promissory notes issued by the Company to four contractors that had provided services to the Woodbridge Facility (See Note 11) and approximately $400,000 for other facility costs which were acquired by ACM from the Lessor. ACM purchased the claims from these parties pursuant to separate claims purchase agreements. Pursuant to the terms of the Order, the Company agreed to issue to ACM a total of 20,726,980 shares of Company common stock valued at $0,543 per share totaling $11.3 million in full and final settlement of the claims.

The loss recognized on disposal includes the $9.1 million loss on early termination of the lease, approximately $796,000 of prepaid facility costs and approximately $400,000 of other facility costs, net of a gain of $1.0 million for bond interest waived in conjunction with the settlement and extinguishment of the bonds payable as described above.

The following table summarizes the components of the loss from discontinued operations:

	2010	2009

Revenue from discontinued operations	$830,814	$497,062

Results from discontinued operations including write downs to fair value of $15.4 million in 2010 and $3.9 million in 2009	$(25,352,449)	$(13,463,484)
Loss recognized on disposal	(9,337,909)	—

	$34,690,358	$13,463,484

The Company does not expect to have any continuing cash flows from operations associated with the Woodbridge facility.

The following table provides the assets and liabilities of the Woodbridge facility, classified as discontinued operations, in the consolidated balance sheets dated December 31, 2010 and 2009:

	2010	2009

Accounts receivable, net	$14,500	$59,746
Inventories	—	272,396
Prepaid expenses	—	629,933
Property and equipment, net	—	17,935,216
Deposits	—	444,329
Capitalized bond costs, net	—	814,341

Assets of discontinued operations	$14,500	$20,155,961

Term notes payable	$—	$3,247,752
Accounts payable	837,606	1,237,275
Accrued expenses	1,571,874	950,782
Other liabilities	28,773	40,575
Bonds payable	—	17,500,000

Liabilities of discontinued operations	$2,438,253	$22,976,384

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide information typically disclosed under this section.

Item 8.	Financial Statements and Supplementary Data

CONVERTED ORGANICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Converted Organics Inc.

We have audited the accompanying consolidated balance sheets of Converted Organics Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Converted Organics Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Converted Organics Inc. and subsidiaries will continue as a going concern. As reflected in the consolidated financial statements, the Company has an accumulated deficit at December 31, 2010 and has suffered significant net losses and negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are disclosed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  CCR LLP
Glastonbury, Connecticut
March 31, 2011

Item 1.	Financial Statements

CONVERTED ORGANICS INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS
CURRENTASSETS
Cash	$3,039,941	$10,708,807
Restricted cash	—	613,162
Accounts receivable, net	579,946	80,911
Inventories	126,406	176,351
Prepaid expenses and other assets	251,589	73,194
Deferred financing costs, net	276,667	—
Current assets of discontinued operations	14,500	962,075

Total current assets	4,289,049	12,614,500

Deposits and other non-current assets	575,596	336,357
Property and equipment, net	1,477,589	1,002,709
Goodwill	1,667,957	—
Intangible assets, net	11,629,265	1,995,619
Non-current assets of discontinued operations	—	19,193,886

Total assets	$19,639,456	$35,143,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Term note payable	$350,000	$—
Note payables — related party	72,351	—
Accounts payable	2,393,388	552,057
Accrued expenses	656,412	843,203
Convertible notes payable, net of unamortized discount	306,404	355,164
Obligation to issue shares	1,560,715	—
Derivative liabilities — current	5,199,572
Liabilities of discontinued operations	2,438,253	4,475,303

Total current liabilities	12,977,095	6,225,727

Derivative liabilities	3,476,047	1,626,742
Convertible note payable, net of current portion	—	17,767
Non-current liabilities of discontinued operations	—	18,501,081

Total liabilities	16,453,142	26,371,317

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, authorized 10,000,000 shares; 17,500 ($1,000 stated value) shares issued and outstanding	17,500,000	—
Common stock, $.0001 par value, authorized 250,000,000 shares at December 31, 2010 and 75,000,000 shares at December 31, 2009	8,547	3,777
Additional paid-in capital	85,555,990	58,660,042
Accumulated deficit	(100,453,292)	(49,892,065)
Accumulated other comprehensive loss	(1,109)	—

	2,610,136	8,771,754
Noncontrolling interests	576,178	—

Total stockholders’ equity	3,186,314	8,771,754

Total liabilities and stockholders’ equity	$19,639,456	$35,143,071

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Revenues	$3,525,325	$2,136,720
Cost of goods sold	2,522,305	2,079,740

Gross income	1,003,020	56,980
Operating expenses
Selling, general and administrative expenses	14,625,568	7,123,603
Research and development	287,550	626,652
Amortization of intangibles	367,461	288,007

	15,280,579	8,038,262

Loss from continuing operations	(14,277,559)	(7,981,282)
Other income/(expenses)
Other income	131,197	23,524
Derivative gain (loss)	(166,712)	5,766,035
Interest expense	(1,725,951)	(5,450,581)

	(1,761,466)	338,978

Loss from continuing operations before provision for income taxes	(16,039,025)	(7,642,304)
Provision for income taxes	—	—

Net loss from continuing operations	(16,039,025)	(7,642,304)
Loss from discontinued operations	(34,690,358)	(13,463,484)

Net loss	(50,729,383)	(21,105,788)
Net loss attributable to noncontrolling interest	(168,156)	—

Net loss attributable to Converted Organics Inc. before other comprehensive loss	(50,561,227)	(21,105,788)
Other comprehensive loss:
Foreign currency translation adjustment	(1,373)	—

Comprehensive loss	(50,562,600)	(21,105,788)
Comprehensive loss attributable to noncontrolling interest	(264)	—

Comprehensive loss attributable to Converted Organics Inc.	$(50,562,336)	$(21,105,788)

Net loss per share, basic and diluted
Continuing operations	$(0.34)	$(0.39)
Discontinued operations	(0.74)	(0.69)

	$(1.08)	$(1.08)

Weighted average common shares outstanding	46,838,001	19,569,853

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Converted Organics Inc.
	Preferred Stock Series A		Common Stock					Accumulated
	Shares		Shares		Additional			Other		Non-	Total
	Issued and		Issued and		Paid-in	Member’s	Accumulated	Comprehensive		Controlling	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Equity	Deficit	Loss	Total	Interests	Equity

Balance, January 1, 2009, before cumulative effect of change in accounting principle	—	$—	7,431,436	$743	$31,031,647	$619,657	$(26,605,115)	$—	$5,046,932	$—	$5,046,932
Cumulative effect of a change in accounting principle	—	—	—	—	(2,936,250)	—	(2,146,858)	—	(5,083,108)	—	(5,083,108)

Balance, January 1, 2009, after cumulative effect of change in accounting principle	—	—	7,431,436	743	28,095,397	619,657	(28,751,973)	—	(36,176)	—	(36,176)
Member’s contributions	—	—	—	—	—	915,651	—	—	915,651	—	915,651
Member’s distributions	—	—	—	—	—	(201,630)	—	—	(201,630)	—	(201,630)
Deconsolidation of former variable interest entity	—	—	—	—	—	(1,367,982)	—	—	(1,367,982)	—	(1,367,982)
Common stock issued to holders of convertible notes payable in connection with extension	—	—	200,000	20	561,980	—	—	—	562,000	—	562,000
Common stock issued upon conversion of convertible notes payable	—	—	7,779,644	778	6,419,473	—	—	—	6,420,251	—	6,420,251
Common stock issued as compensation for services	—	—	151,528	15	139,198	—	—	—	139,213	—	139,213
Warrants issued in connection with release of restricted cash	—	—	—	—	662,479	—	—	—	662,479	—	662,479
Issuance of stock options	—	—	—	—	222,064	—	—	—	222,064	—	222,064
Common stock issued upon exercise of warrants	—	—	1,500,000	150	1,964,850	—	—	—	1,965,000	—	1,965,000
Issuance of common stock	—	—	20,711,600	2,071	20,594,601	—	—	—	20,596,672	—	20,596,672
Net income (loss)	—	—	—	—	—	34,304	(21,140,092)	—	(21,105,788)	—	(21,105,788)

Balance, December 31, 2009	—	—	37,774,208	3,777	58,660,042	—	(49,892,065)	—	8,771,754	—	8,771,754
Issuance of stock options	—	—	—	—	1,310,252	—	—	—	1,310,252	—	1,310,252
Common stock issued upon conversion of convertible notes payable and accrued interest	—	—	646,500	65	413,894	—	—	—	413,959	—	413,959
Common stock issued as compensation for services	—	—	650,811	66	441,974	—	—	—	442,040	—	442,040
Issuance of common stock and warrants, net of fair value of derivatives issued of $968,096	—	—	2,400,000	240	1,398,024	—	—	—	1,398,264	—	1,398,264
Issuance of common stock and warrants as payment of accounts payable	—	—	2,780,740	278	1,501,322	—	—	—	1,501,600	—	1,501,600
Common stock issued upon exercise of employee stock options	—	—	50,000	5	33,995	—	—	—	34,000	—	34,000
Issuance of common stock as payment to settle obligations of discontinued operations	—	—	21,619,837	2,162	11,752,588	—	—	—	11,754,750	—	11,754,750
Issuance of common stock related to the acquisition of TerraSphere Systems, LLC	—	—	18,174,603	1,817	9,564,036	—	—	—	9,565,853	648,644	10,214,497
Issuance of common stock related to the acquisition of GoLocalProduceRI, LLC	—	—	1,371,428	137	479,863	—	—	—	480,000	95,954	575,954
Issuance of preferred stock as payment of bond obligation	17,500	17,500,000	—	—	—	—	—	—	17,500,000	—	17,500,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,109)	(1,109)	(264)	(1,373)
Net loss	—	—	—	—	—	—	(50,561,227)	—	(50,561,227)	(168,156)	(50,729,383)

Balance, December 31, 2010	17,500	$17,500,000	85,468,127	$8,547	$85,555,990	$—	$(100,453,292)	$(1,109)	$2,610,136	$576,178	$3,186,314

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,729,383)	$(21,105,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	1,210,580	374,218
Depreciation and amortization expense of property and equipment	1,435,086	2,155,994
Provision for losses on accounts receivable	2,457,478	81,000
Amortization of discounts attributable to notes and warrants on private financing	360,359	2,870,313
Interest expense in relation to issuance of convertible debt	1,368,695	1,475,678
Loss on disposal of discontinued operations	9,337,909	—
Common stock issued for extension of convertible note payable	—	562,000
Common stock issued as compensation	442,040	139,213
Stock option compensation expense	1,310,252	222,064
Loss on impairment of long lived assets	15,383,925	3,928,129
Warrants issued in connection with release of restricted cash	—	662,479
Obligations to issue shares revaluation	(123,214)	—
Derivative loss (gain)	166,712	(5,766,035)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(104,792)	19,784
Inventories	322,342	(159,018)
Prepaid expenses and other current assets	(130,958)	(239,261)
Deposits and other non-current assets	280,551	376,042
Increase (decrease) in:
Accounts payable	2,804,450	2,869,851
Accrued expenses	2,705,381	714,900

Net cash used in operating activities	(11,502,587)	(10,818,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(656,095)	(3,923,715)
Release of restricted cash	613,162	1,994,958
Deconsolidation of variable interest entity	—	(596,170)
Patent costs	(1,106)	—
Cash acquired in acquisitions	98,276	—
Purchase of other assets	(500,000)	—

Net cash used in investing activities	(445,763)	(2,524,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(1,542,753)	(4,466,891)
Repayment of capital lease obligations	(11,802)	(12,403)
Member’s contributions	—	230,983
Member’s distributions	—	(201,630)
Advances from (payments to) related party	(10,000)	—
Net proceeds from exercise of options	34,000	—
Net proceeds from stock offering	2,366,360	20,596,672
Net proceeds from exercise of warrants	—	1,965,000
Net proceeds from short-term notes	3,444,555	2,582,500

Net cash provided by financing activities	4,280,360	20,694,231

Net effect of exchange rate changes on cash	(876)	—

NET INCREASE (DECREASE) IN CASH	(7,668,866)	7,350,867
Cash, beginning of year	10,708,807	3,357,940

Cash, end of year	$3,039,941	$10,708,807

Supplemental cash flow information:
Cash paid during the period for:
Interest	$952,350	$1,665,990
Non-cash financing activities:
Equipment acquired through assumption of capital lease	$—	$52,979
Equipment acquired through assumption of term note	—	118,250
Common stock issued upon conversion of convertible notes payable and accrued interest	413,959	6,420,251
Fair value of derivatives issued in conjunction with debt and equity financing	6,882,165	3,827,686
Common stock and warrants issued as payment for accounts payable	1,501,600	—
Fair value of contingent consideration in relation to acquisition	1,683,929	—
Issuance of common stock in conjunction with the acquisitions	10,045,853	—
Discount on convertible note issued in connection with financings	3,750,000	2,870,313
Preferred stock issued in satisfaction of bonds payable	17,500,000	—
Common stock issued as settlement of discontinued operations obligations	11,754,750	—
Member’s contribution of convertible note	—	684,668
Conversion of accounts payable into notes payable	—	4,663,039

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Converted Organics Inc. and its subsidiaries (collectively “the “Company”) utilize innovative clean technologies to establish and operate environmentally friendly businesses. The Company is dedicated to creating a cleaner, greener future, and operates using sustainable business practices that support this vision. The Company operates in three business areas: Organic Fertilizer, Industrial Wastewater Treatment and Vertical Farming.

Organic Fertilizer:  The Company operates a processing facility that converts food waste and other raw materials into all-natural fertilizers, biostimulants, and soil amendment products.

Industrial Wastewater Treatment:  Utilizing an innovative wastewater treatment process, Converted Organics’ Industrial Wastewater Resources business (“IWWR”) provides a means of treating aqueous waste streams. This technology, which can use waste heat and renewable energy as fuel, produces only two byproducts: clean water vapor and landfill-appropriate solid residuals. IWWR is in the developmental stage at December 31, 2010.

Vertical Farming:  The Company engages in vertical farming through our TerraSphere business, which builds efficient systems for growing pesticide-free organic produce in a controlled indoor environment using its patented technology.

A summary of the subsidiaries that comprise of the Company are as follows:

Converted Organics of California, LLC (the “Gonzales facility”), is a California limited liability company and wholly-owned subsidiary of the Company. The Gonzales facility operates a plant in Gonzales, California, in the Salinas Valley and produces approximately 25 tons of organic fertilizer per day, which is sold primarily to the California agricultural market. The Gonzales facility employs a proprietary method called High Temperature Liquid Composting (“HTLC”). The facility has been upgraded to enable it to accept larger amounts of food waste from waste haulers and may be upgraded, depending on demand, to have the capability to produce a dry product in addition to the current liquid fertilizer it produces.

Converted Organics of Woodbridge, LLC, is a New Jersey limited liability company and wholly-owned subsidiary of the Company, which was formed for the purpose of owning, constructing and operating the Company’s facility in Woodbridge, New Jersey (the “Woodbridge facility”). The Woodbridge facility was designed to service the New York-Northern New Jersey metropolitan area. During the third quarter of 2010, the Company discontinued operations at the Woodbridge plant. The Company has reported the results of operations of Converted Organics of Woodbridge, LLC as discontinued operations for the years ended December 31, 2010 and 2009 within the consolidated financial statements (See Note 5).

Converted Organics of Rhode Island, LLC, a Rhode Island limited liability company and subsidiary of the Company, was formed in July 2008 for the purpose of developing a facility at the Rhode Island central landfill. Converted Organics of Rhode Island, LLC has not had any activity since its formation. On February 25, 2010, the Company signed a letter of intent with the owners of the non-controlling interest in Converted Organics of Rhode Island, LLC to sell substantially all of its assets and a limited select amount of liabilities to the Rhode Island Resource Recovery Corporation (“RIRRC”). No sale has not taken place as of December 31, 2010.

On January 26, 2010, the Company formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly-owned subsidiary of the Company, for the purpose of hiring a sales force and adding a poultry litter-based fertilizer product to the Company’s existing product lines. The Company outsourced production of this product.

On May 20, 2010, the Company formed TerraSphere Inc.(“TerraSphere”), a Delaware corporation and a wholly-owned subsidiary of the Company, for the purpose of acquiring the membership interests of TerraSphere Systems LLC (“TerraSphere Systems”). On November 12, 2010, TerraSphere acquired a 95% membership interest in TerraSphere Systems (See Note 4). TerraSphere Systems has two subsidiaries, wholly owned PharmaSphere, LLC (“PharmaSphere”) and majority owned TerraSphere Systems Canada, Inc. (“TerraSphere Canada”).

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — NATURE OF OPERATIONS — Continued

PharmaSphere’s business plan is to utilize the TerraSphere System’s patented technology for the production of high value biocompounds sourced from plants and used as active pharmaceutical ingredients and for the production of transgenic plants (genetically engineered plants) for the biotechnology market. PharmaSphere has a wholly-owned subsidiary PharmaSphere Worcester, LLC, which was formed to build a facility in Worcester, Massachusetts utilizing PharmaSphere’s business plan. The building of the facility has not commenced. PharmaSphere has no revenue to date. TerraSphere Canada, located in Vancouver, British Columbia, operates the research and manufacturing facility for TerraSphere and is eighty-five percent owned by TerraSphere Systems.

On December 30, 2010, Converted Organic, Inc. purchased a majority ownership interest of the vertical farming entity, GoLocalProduceRI, LLC located in Rhode Island, marking its entrance into the vertical farming industry as owners and operators of what is expected to be the first TerraSphere facility in the United States (See Note 4).

NOTE 2 — GOING CONCERN

As reflected in consolidated financial statements for the year ended December 31, 2010, the Company incurred a net loss of approximately $50.7 million, and as of December 31, 2010 had an accumulated deficit of $100.5 million and had a working capital deficiency of $8.7 million. During 2010, the Company discontinued the operations at its Woodbridge facility, acquired a license to treat Industrial Waste Water and acquired the TerraSphere business. In addition to these events the Company currently has manufacturing capabilities at its Gonzales facility as a means to generate revenues and cash. Although the California operations are currently cash flow positive, the anticipated costs associated with corporate overhead and for the operations of TerraSphere will cause the Company to have negative cash flow in 2011. In addition, the Company feels that it will require cash, either through financing or equity transactions, in order to build out the IWWR and TerraSphere projects planned for 2011. The Company feels that if it achieves planned sales from its California facility, establishes additional operational Industrial Wastewater sites, and completes the construction of a TerraSphere facility, then the Company will become cash flow positive in the future. In order to achieve these goals, however, additional financing will be needed.

Presently, our liquidity is limited to our cash on hand at December 31, 2010 ($3.0 million) and the $1.0 million that we received on March 3, 2011 as a result of the sale of the additional notes available under our December 17, 2010 financing agreement. In addition, on February 28, 2011 we received shareholder approval to permit the investor in the December 17, 2010 financing agreement to exercise certain of its warrants, which could provide us with an additional $4.9 million. However, since receiving shareholder approval our stock price has closed at both above and below the exercise price of these warrants, and it is not likely that any warrants would be exercised unless the price of our stock was greater than the exercise price of the warrants. There is no assurance that the investor will exercise the warrants, and as such, we may not receive these funds. As a result of this uncertainty, we have entered into discussions with an investor who would make funds available with a convertible note under similar terms to our December 17, 2010 financing agreement, though such an arrangement has not been finalized.

If we do not receive additional funds in excess of the amount of cash on hand, whether as a result of the exercise of the warrants issued in our December 2010 financing, execution of the contemplated convertible note, or otherwise, we will not be able to continue our operations once the cash on hand is utilized. Even in the event that we do receive additional funds, there is no guarantee that such funds will be sufficient to continue operations until we achieve a positive cash flow position. At this time we do not have any commitments for additional financing, and there is no assurance that capital in any form will be available to us on terms and conditions that are acceptable or at all.

The Company has entered into discussions with an investor, who would execute a convertible note under an agreement similar to our December 17, 2010 financing agreement. There is no guarantee that this transaction will be completed. Even if the Company does receive this cash, it may be insufficient to last until the Company becomes cash flow positive, in which case it would not be able to continue operating.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the balances of Converted Organics Inc. and its wholly-owned subsidiaries, Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC, Converted Organics of Mississippi, LLC and its majority-owned subsidiaries TerraSphere Inc., Converted Organics of Rhode Island, LLC and GoLocalProduceRI, LLC. The minority-owned interest owned in its subsidiaries is included in the Company’s consolidated financial statements as noncontrolling interest. All intercompany transactions and balances have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

FOREIGN OPERATIONS

The accounting records of TerraSphere Canada are maintained in Canadian dollars, its functional currency. Revenue and expense transactions are translated to U.S. dollars using the average exchange rate of the month in which the transaction took place. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are translated to U.S. dollars using the exchange rate in effect as of the date of the equity transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income or loss. Gains and losses resulting from transactions which are denominated in other than functional currencies are reported as foreign currency exchange gain or loss in the statements of operations and comprehensive loss in the period the gain or loss occurred.

CASH AND CASH EQUIVALENTS

The Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had no cash equivalents at December 31, 2010 and 2009.

ACCOUNTS RECEIVABLE

Accounts receivable represents balances due from customers, net of applicable reserves for doubtful accounts. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date. At December 31, 2010 and 2009, an allowance for doubtful accounts of approximately $2,370,000 and $50,000 has been established, respectively, against certain receivables that management has identified as uncollectible. A charge of approximately $2,320,000 and $34,000 is reflected in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2010 and 2009, respectively, to provide for doubtful accounts.

INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined by the first in, first out method. Inventories consist primarily of raw materials, packaging materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves at December 31, 2010 or 2009.

GOODWILL

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — Continued

carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company does not believe the goodwill it is carrying as of December 31, 2010 is impaired as it was recorded at fair value in the 4th quarter of 2010.

INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other (“ASC 350”), which requires that intangible assets with finite lives, such as the Company’s license and patents, be capitalized and amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment testing. This testing compares carrying values to fair values and when appropriate, the carrying value of these assets is reduced to fair value. During 2010 and 2009, there was no impairment on intangible assets deemed to have indefinite lives.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such reviews are based on a comparison of the asset’s undiscounted cash flows to the recorded carrying value of the asset. If the asset’s recorded carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, the asset is written down to its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. The Company has incurred impairment charges of $15.4 million and $3.9 million related to its discontinued operations for the years ended December 31, 2010 and 2009, respectively, as more fully described in Note 5 and Note 8.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over estimated useful lives of 7 to 20 years.

Construction-in-progress includes construction costs, equipment purchases and capitalized interest costs for assets not yet been placed in service at the Gonzales facility and TerraSphere Canada.

CONVERTIBLE DEBT

The Company accounts for its convertible debt by recognizing discounts for the intrinsic value of beneficial conversion features, if applicable, and discounts for the relative fair value of any warrants issued in conjunction with the debt. Discounts are amortized to interest expense over the related term of the note.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — Continued

DERIVATIVE INSTRUMENTS

The Company accounts for derivative instruments in accordance with ASC 815 Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2010 and 2009, the Company did not have any derivative instruments that were designated as hedges.

DISCONTINUED OPERATIONS

The Company discontinued the operations of its Woodbridge facility during the third quarter of 2010 (see Note 5). Assets and liabilities related to the Woodbridge facility have been classified as discontinued operations on the consolidated balance sheets at December 31, 2010 and 2009 and its operations have been classified as loss from discontinued operations on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2010 and 2009.

REVENUE RECOGNITION

The Company’s organic fertilizer operation generates revenues from two sources: product sales and tip fees. Product sales revenue comes from the sale of fertilizer products. Tip fee revenue is derived from waste haulers who pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors and hospitality venues such as hotels, restaurants, convention centers and airports. The IWWR operation will generate revenue by setting up treatment systems on customers’ sites and processing their wastewater on a price-per-gallon basis. The Company’s vertical farming operation derives its revenues from licensing fees and royalties, as well as the sale of equipment and expects future revenue from operating facilities using the Company’s patented technology.

Revenue is recognized when all of the following criteria is met:

•	Persuasive evidence of a sales arrangement exists;

•	Delivery of the product has occurred;

•	The sales price is fixed or determinable; and

•	Collectability is reasonably assured.

In those cases where all four criteria are not met, the Company defers recognition of revenue until the period in which these criteria are satisfied. Revenue is generally recognized upon shipment of product for its fertilizer business, and for Terrasphere, the Company recognizes technology license revenue immediately upon completed performance if the term of exclusive technology licenses is equal to the life of the associated intellectual property, otherwise license revenue would be recognized over the term of the license.

SHIPPING AND HANDLING COSTS

The Company records freight billed to customers for shipment of product as revenue with an offsetting charge to cost of goods sold for freight paid on shipments to customers.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — Continued

SHARE BASED COMPENSATION

The Company accounts for share based compensation paid to employees in accordance with ASC 718 Compensation — Stock Compensations (“ASC 718”). Under ASC 718 guidance, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company accounts for share based compensation issued to non-employees in accordance with ASC 505 Equity (“ASC 505”). Under ASC 505 guidance, such compensation is measured at the grant date, based on the fair value of the equity instruments issued and is recognized as an expense over the requisite service period.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include the costs of engineering, design, feasibility studies, outside services, personnel and other costs incurred in development of the Company’s manufacturing facilities. All such costs are charged to expense as incurred.

INCOME TAXES

The Company accounts for income taxes following the asset and liability method in accordance with ASC 740 Income Taxes. Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled. See Note 14 for additional information.

The provisions of ASC 740 address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The Company has determined that it has no significant uncertain tax positions.

FAIR VALUE MEASUREMENTS

The Company applies ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — Continued

quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety which requires judgment, and considers factors specific to the asset or liability.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the Company’s diluted income (loss) per share was antidilutive and, as such, basic and diluted earnings (loss) per share are the same for each of the years ended December 31, 2010 and 2009.

RECLASSIFICATIONS

As a result of the Woodbridge Facility operations being discontinued during the third quarter of 2010, the comparative years have been reclassified to conform with the current presentation and has reclassified certain items as discontinued operations. These reclassifications have no affect on previously reported net income.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition. This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this ASU is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, substantive milestones and factors considered in that determination. The amendments in this ASU are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. The Company has evaluated this new ASU and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In December 2010, the FASB issued ASU 2010-28 (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 for public entities. Early adoption is not permitted. The Company will apply the provisions of ASU 2010-29 on a prospective basis.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that when a public

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — Continued

company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in ASU 2010-29 are effective for business combinations that occur after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will apply the provisions of ASU 2010-29 on a prospective basis.

NOTE 4 — ACQUISITIONS

TERRASPHERE SYSTEMS LLC ACQUISITION

On November 12, 2010, we acquired 95% of the membership interests of TerraSphere Systems LLC. The acquisition will enable us to license TerraSphere’s patented Growth System, which is a system of modules and processes for growing plants in a controlled environment. The system uses and controls precise combinations of light, water, nutrition, gravity, centrifugal forces, and gasses to produce growing conditions that can be controlled and manipulated to result in desired plant growth and maximum crop production.

The membership interest purchase agreement (“Agreement”) entered on July 6, 2010 allows for an election by TerraSphere members to accept 1) 27,777,778 shares of common stock upon closing of the transaction (with a 6 month holding period) (“Option One”) or 2) 15,873,016 shares of Company common stock upon closing of the transaction with an option to earn an additional 21,164,021 shares of Company common stock in contingent consideration based upon TerraSphere achieving certain milestones and agreeing to an 18 month holding period on stock distributed to them (“Option Two”). Based on 26% of TerraSphere members’ electing Option One and 69% electing Option Two, the maximum total shares that could be issued is 32,777,778 of Company common stock. Per the Agreement, TerraSphere members who elected Option One received 7,222,222 shares of Company common stock upon closing and members electing Option Two received 10,952,381 shares of Company common stock upon closing with an additional 14,603,175 shares of Company common stock issueable upon achieving the following milestones (contingent consideration):

Milestone One Payment:  4,563,492 shares of Company common stock, if between the date of the Agreement and the 90th day following the closing date or the 180th day following the date of the Agreement, the following occurs: for a period of five consecutive trading days, the Company’s market capitalization exceeds the sum of: (1) the Company’s initial market capitalization on the date of execution of the Agreement, plus (2) the closing price per share, multiplied by the number of shares of Company common stock to be issued at closing pursuant to the Agreement. If between the date of the Agreement and the 90th day following the closing date or the 180th day following the date of the Agreement, the Company completes an equity financing, the cash received from the equity financing during such period shall be added to the market capitalization. If between the closing date and December 31, 2011, the Company sells equity of either the Company or any of the Company’s subsidiaries, any cash received from such equity sales during such period shall be added to the market capitalization;

Milestone Two Payment:  1,825,397 shares of Company common stock, if $2,000,000 of TerraSphere’s accounts receivable as of the date of the Agreement are received prior to February 28, 2011. This Milestone was not met;

Milestone Three Payment:  4,563,492 shares of Company common stock, if we generate gross margin of $6,000,000 (gross margin target) from our operations during the period commencing as of the date of the Agreement and ending on December 31, 2011; provided that, if we generates gross margin of at least $4,200,000 (gross margin threshold) from our operations during such period, a pro rata portion of the Company common stock shall be granted the applicable TerraSphere members; and

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — ACQUISITIONS — Continued

Milestone Four Payment:  3,650,794 shares of Company common stock, if the Company generates gross margin of $4,000,000 from its operations during any nine-month period commencing on the Agreement date and ending on December 31, 2012; provided that, if the Company achieves the Milestone Three gross margin threshold, but does not achieve the Milestone Three gross margin target, 83.3% of the difference between the Milestone Three gross margin target and the actual gross margins achieved pursuant to the Agreement (the “Milestone Three Deficiency”) may be added by the Sellers to the Milestone Four Payment and the Milestone Four gross margin target. Notwithstanding anything to the contrary herein, the total amounts payable pursuant to the Milestone Three Payment and Milestone Four Payment shall be no more than 8,214,286 shares of Company common stock.

In addition, the Agreement contains an anti-dilution provision due to which the Company estimated it would need to issue an additional 2,040,000 shares of Company common stock.

The estimated purchase price at fair value is as follows:

Election of Option One	$2,961,000
Election of Option Two	4,490,000
Milestone one payment	1,403,000
Milestone two payment	711,000
Milestones three and four payments	1,684,000
Anti-dilution provision	837,000

$12,086,000

The estimated purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The allocation of the purchase price to the assets and liabilities will be finalized within a year as the Company obtains more information regarding asset valuations, liabilities assumed, contingent consideration and revisions of preliminary estimates of fair value made at the date of purchase. The fair value of the noncontrolling interest totaling $648,644 was determined based on the fair value assigned for the 95% of TerraSphere Systems that the Company acquired.

The preliminary purchase price allocation for TerraSphere is as follows:

Cash	$41,679
Accounts receivable	2,690,000
Other assets	274,313
Leasehold improvements	176,181
Construction-in-process	97,306
Patents and patent related costs	10,000,000
Goodwill	1,193,600
Assumption of liabilities	(1,738,435)
Noncontrolling interest	(648,644)

Total allocation of purchase price	$12,086,000

Changes in the fair value of contingent consideration that the Company recognizes after the acquisition date may be the result of additional information about facts and circumstances that existed at the acquisition date that the Company obtained after that date. Such changes are considered to be measurement period adjustments and would adjust the purchase price to the extent they occur within one year from the acquisition date. Contingent

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — ACQUISITIONS — Continued

consideration classified as an asset or a liability that changes beyond a year from the acquisition date is remeasured at fair value and recognized in earnings.

Converted Organics, Inc recorded the investment in its subsidiary, TerraSphere as follows on November 12, 2010:

Obligations to issue shares (Milestones Three and Four)	1,684,000
Derivative liability related to anti-dilution provision	837,000
Equity	9,565,000

Total	$12,086,000

The Company determined that Milestones three and four contained in the Agreement meet the definition of a liability under ASC 480 Distinguishing Liabilities from Equity and therefore this obligation to issue shares is treated as a liability rather than equity when recording the fair value of the acquisition. Obligations to issue shares represents the estimated fair value of shares to be issued for Milestones three and four as described above. In addition, the Company determined that the anti-dilution provision contained in the Agreement meets the definition of a derivative liability. The Company considered various scenarios and possibilities of an occurrence of an event that would trigger the anti-dilution provision. Based on the various scenarios and possibilities the Company estimated it would need to issue an additional 2,040,000 shares to the former members of TerraSphere Systems related to this provision. All other aspects of the transaction were recorded as equity.

GoLocalProduceRI, LLC ACQUISITION

On December 30, 2010, the Company acquired 83.34% of GoLocalProduceRI, LLC issuing 1,371,428 shares of Company common stock valued at approximately $480,000, marking its entrance into the vertical farming industry as owners and operators of what is expected to be the first TerraSphere facility in the United States.

The estimated purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis using estimated fair value information currently available. The allocation of the purchase price to the assets and liabilities will be finalized within a year as the Company obtains more information regarding asset valuations, liabilities assumed, contingent consideration and revisions of preliminary estimates of fair value made at the date of purchase. The fair value of the noncontrolling interest totaling $95,954 was determined based on the fair value assigned for the 83.34% of GoLocalProduceRI, LLC that the Company acquired.

The preliminary purchase price allocation is as follows:

Cash	$56,597
Prepaid and other current assets	45,000
Goodwill	474,357
Noncontrolling interest	(95,954)

Total	$480,000

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — ACQUISITIONS — Continued

The unaudited pro forma consolidated financial information for the years ended December 31, 2010 and 2009 as though the above acquisitions had been completed at the beginning of the respective years are as follows:

	For the Year Ended
	December 31,
	2010	2009

Revenue	$8,862,980	$2,670,514
Net loss	$(48,629,191)	$(22,321,742)
Net loss per share, basic and diluted	$(0.65)	$(047)
Weighted-average shares	74,276,495	47,094,769

NOTE 5 — DISCONTINUED OPERATIONS

On July 30, 2010, the Company temporarily halted production at its Woodbridge facility in order to undertake steps to lower its cost structure at the Woodbridge facility. Specifically, the Company attempted to negotiate more favorable terms under its operating lease and to lower certain utility costs. The Company was unable to lower such costs and therefore, management determined that the Company could not sustain the negative cash flow from the Woodbridge facility and discontinued operations at the Woodbridge plant during the quarter ended September 30, 2010. As a result, during the quarter ended September 30, 2010, the Company recognized an impairment charge on the long-lived assets of the Woodbridge facility to reduce the carrying value of the those assets to approximately $1.5 million, which is the value that was expected to be received from the disposition of those assets. The consolidated statements of operations and comprehensive loss includes an impairment charge pertaining to those long-lived assets of approximately $15.4 million which is included in loss from discontinued operations.

On October 18, 2010, the bonds payable and related accrued interest totaling approximately $18.5 million were settled and extinguished for $17.5 million of Company preferred stock (See Note 11). In addition, as described below, the Company entered into a series of transactions on October 18, 2010 whereby certain assets and liabilities were assigned, transferred and or extinguished.

On October 18, 2010, the Company and the Woodbridge facility’s landlord (“Lessor”) entered into a Termination and Surrender Agreement (“Termination Agreement”) related to the termination of the Woodbridge Facility lease. Pursuant to the Termination Agreement, the Lessor and the Company agreed to terminate the lease surrendering the premises and transferring all equipment, tools and fixtures owned by the Company and presently located at the premises. Under the lease, there were approximately $9.1 million of future rental payments. In addition, the Lessor asserted claims for (i) unpaid sewer and trash removal charges; (ii) unpaid rent due Lessor for prior periods; (iii) certain costs and expenses incurred by Lessor in connection with certain litigation; (iv) damages that may result from the condition of the premises at the time of surrender; and (v) the required removal and disposal of abandoned inventory and materials totaling approximately $2.4 million. Pursuant to the terms of the Termination Agreement, the Company agreed to transfer the Woodbridge facility’s assets to the Lessor with a carrying value of approximately $1.5 million and to issue the Lessor a total of 892,857 shares of Company common stock valued at $0.56 per share totaling $500,000 and to surrender deposits totaling $415,000 with the Lessor in exchange for settlement of the asserted claims of approximately $2.4 million.

On October 18, 2010, the Superior Court of the State of California for the County of Los Angeles entered an Order in the matter entitled American Capital Management, LLC (“ACM”) v. Converted Organics Inc. and Converted Organics of Woodbridge, LLC and Does 1-10 Inclusive (the “Order”). The Order provides for the full and final settlement of $11.3 million of claims against the Company held by ACM. The claims include the future rental payments of $9.1 million discussed above, as well as approximately $1.7 million of promissory notes issued by the Company to four contractors that had provided services to the Woodbridge Facility (See Note 11) and approximately $400,000 for other facility costs which were acquired by ACM from the Lessor. ACM purchased the

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — DISCONTINUED OPERATIONS — Continued

claims from these parties pursuant to separate claims purchase agreements. Pursuant to the terms of the Order, the Company agreed to issue to ACM a total of 20,726,980 shares of Company common stock valued at $0.543 per share totaling $11.3 million in full and final settlement of the claims.

The loss recognized on disposal includes the $9.1 million loss on early termination of the lease, approximately $796,000 of prepaid facility costs and approximately $400,000 of other facility costs, net of a gain of $1.0 million in bond interest waived in conjunction with the settlement and extinguishment of the bonds payable as described above.

The following table summarizes the components of the loss from discontinued operations:

	2010	2009

Revenue from discontinued operations	$830,814	$497,062

Results from discontinued operations including write downs to fair value of $15.4 million in 2010 and $3.9 million in 2009	$(25,352,449)	$(13,463,484)
Loss recognized on disposal	(9,337,909)	—

	$34,690,358	$13,463,484

The Company does not expect to have any continuing cash flows from operations associated with the Woodbridge facility.

The following table provides the assets and liabilities of the Woodbridge facility, classified as discontinued operations, in the consolidated balance sheets dated December 31, 2010 and 2009:

	2010	2009

Accounts receivable, net	$14,500	$59,746
Inventories	—	272,396
Prepaid expenses	—	629,933
Property and equipment, net	—	17,935,216
Deposits	—	444,329
Capitalized bond costs, net	—	814,341

Assets of discontinued operations	$14,500	$20,155,961

Term notes payable	$—	$3,247,752
Accounts payable	837,606	1,237,275
Accrued expenses	1,571,874	950,782
Other liabilities	28,773	40,575
Bonds payable	—	17,500,000

Liabilities of discontinued operations	$2,438,253	$22,976,384

As of December 31, 2010, the Company wrote-off accounts receivable totaling approximately $193,000 which is included in the consolidated statements of operations and comprehensive loss as loss from discontinued operations. The Company is actively working with its vendors to satisfy the liabilities outstanding at December 31, 2010. On January 25, 2011, the Company paid cash of $150,000 and issued 3.2 million shares of Company common stock totaling $1,494,000 in payment for consulting services accrued at December 31, 2010 related to the settlement of certain Woodbridge obligations (See Note 19).

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — FINANCIAL MEASUREMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.

The Company places its cash in highly rated financial institutions, which are continually reviewed by senior management for financial stability. Effective December 31, 2010, extending through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account. Generally the Company’s cash and cash equivalents in interest-bearing accounts exceeds financial depository insurance limits. However, the Company has not experienced any losses in such accounts and believes that its cash and cash equivalents are not exposed to significant credit risk. As of December 31, 2009, the Company had approximately $613,000 of cash which was restricted under its bond agreement. Restrictions on these cash balances were released in 2010 (Note 11).

In 2010 and 2009, three customers accounted for 55% and 69% of sales, respectively. One customer and four customers accounted for 47% and 97% of accounts receivable at December 31, 2010 and 2009, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make such payments, additional allowances may be required. An increase in allowances for customer non-payment would increase the Company’s expenses during the period in which such allowances are made. Based upon the Company’s knowledge at December 31, 2010 and 2009 a reserve for doubtful accounts was recorded of approximately $2,370,000 and $50,000, respectively.

FAIR VALUE MEASUREMENTS

The Company’s liabilities that are reported at fair value in the accompanying consolidated balance sheets as of December 31, 2010 and 2009 were as follows:

	Level of	Balance
	Hierarchy	2010	2009

Derivative warrants and anti-dilution provision liabilities	Level 3	$8,675,619	$1,626,742

The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the years ended December 31, 2010 and 2009:

	2010	2009

Balance, beginning of year	$(1,626,742)	$—
Cumulative effect of change in accounting principle	—	(5,083,108)
Settlements	—	1,518,017
Issuances	(6,882,165)	(3,827,686)
Net gains (losses)	(166,712)	5,766,035

Balance, end of year	$(8,675,619)	$(1,626,742)

The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, for which carrying amounts approximate fair value.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — INVENTORIES

The Company’s inventories consisted of the following at December 31:

	2010	2009

Finished goods	$104,690	$137,027
Raw materials	21,716	39,324

Total inventories	$126,406	$176,351

NOTE 8 — PROPERTY AND EQUIPMENT

The Company’s property and equipment, excluding assets of discontinued operations at December 31 consisted of the following:

	2010	2009

Building and improvements	$840,562	$147,894
Machinery and equipment	755,831	687,125
Vehicles	42,570	42,570
Office equipment and furniture	17,925	7,838
Construction-in-progress	136,607	311,046

	1,793,495	1,196,473
Less: Accumulated depreciation and amortization	(315,906)	(193,764)

Property and equipment, net	$1,477,589	$1,002,709

The components of depreciation and amortization expense for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Continuing operations — cost of goods sold	$104,158	$96,241
Continuing operations — operating expenses	17,984	11,511

	122,142	107,752
Discontinued operations (See Note 5)	1,312,944	2,048,242

Total depreciation and amortization expense	1,435,086	2,155,994

Changes in accumulated depreciation and amortization at December 31, 2010 and 2009 are as follows:

	2010	2009

Balance, beginning of year	$1,934,324	$405,250
Additions	1,435,086	2,155,994
Disposals	(3,053,504)	(626,920)

Balance, end of year	$315,906	$1,934,324)

During the third quarter of 2010, the Company discontinued operations at its Woodbridge facility (See Note 5). As a result, the Company impaired the Woodbridge facility’s assets to reduce the carrying value to approximately $1.5 million, which is the value expected to be received from the transfer of those assets. The consolidated statements of operations and comprehensive loss includes an impairment charge in loss from discontinued operations pertaining to long-lived assets of approximately $15.4 million as of December 31, 2010.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — PROPERTY AND EQUIPMENT — Continued

In November 2009, the Company discovered corrosion in the walls of one of its Woodbridge facility’s 120,000 gallon digesters and determined that the corrosion was due to the manufacturing process and the unsatisfactory performance of a protective coating that was applied at the time of installation. Through subsequent ultrasound wall thickness testing it was determined that the corrosion was significant in two digesters and that the Company would not be able to use those digesters for their intended purpose in the manufacturing process and that they would have to be repaired or replaced. The Company determined that repair of the digesters was not feasible and, as such, they would have to be replaced, accordingly, those assets have been fully impaired. The consolidated statements of operations and comprehensive loss, includes a charge in loss from discontinued operations of $3.9 million in the year ended December 31, 2009, comprising the net book value of the impaired property and equipment of $3.4 million and the related intellectual property of $500,000.

NOTE 9 — DEFERRED FINANCING COSTS

In connection with its various private financings, the Company incurs fees which are capitalized and are being amortized over the term of the related loans. Amortization expense associated with private financings totaled $28,778 and $22,042 for the years ended December 31, 2010 and 2009, respectively.

NOTE 10 — INTANGIBLE ASSETS

The Company entered into a license technology agreement with a third party related to its Woodbridge facility. The Company determined at December 31, 2009 that the value of this license was impaired due to corrosion of the machinery that is utilized in the technology (see Note 8), and its subsequent decision to use its own technology to manufacture product in the Woodbridge facility. Accordingly, the carrying value of the license of $552,750 was fully impaired and charged off at December 31, 2009 and a non-refundable deposit of $139,978 to purchase a second license was expensed for the year ended December 31, 2009. The consolidated statements of operations and comprehensive loss, loss from discontinued operations includes $16,500 of amortization expense and an expense of $692,728 in the year ended December 31, 2009 related to these charges.

The Company identified and assigned a value of $10 million to the patents acquired in its purchase of TerraSpherre Systems (See Note 4). The fair value of these patents is being amortized over their various expected remaining lives of 14-20 years.

Intangible assets consist of the following at December 31:

	2010	2009

Definite-lived intangible assets:
Existing customer relationships	$2,030,513	$2,030,513
Technological know-how	271,812	271,812
Patents and related patent costs	10,001,107	—

	12,303,432	2,302,325
Less: accumulated amortization	(902,355)	(534,894)

Total	11,401,077	1,767,431
Indefinite-lived intangible assets:
Trade name	228,188	228,188

Net intangibles assets	$11,629,265	$1,995,619

The consolidated statements of operations and comprehensive loss include amortization expense of $367,461 and $288,007 related to these intangible assets for the years ended December 31, 2010 and 2009,

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — INTANGIBLE ASSETS — Continued

respectively. Amortization expense for these intangibles is estimated to be $884,734 annually for each of the next five years and $6,977,407 thereafter.

NOTE 11 — DEBT

TERM NOTES

The Company entered into a financing agreement with an equipment financing company to acquire equipment for its Woodbridge facility. The note is for $118,250, bears an imputed interest rate of 9% and has a three year term, maturing January, 2012. During the fourth quarter of 2010, the Company was in default of the note and the equipment was repossessed. The value of the equipment repossessed exceeded the Company’s obligation therefore the Company was released from its financing agreement. At December 31, 2009 the amount outstanding is $70,720 which is classified as liabilities of discontinued operations in the consolidated balance sheet at December 31, 2009 (See Note 5). Interest expense of $3,530 and $7,629 has been recorded related to this note during the years ended December 31, 2010 and 2009, respectively and included in the consolidated statements of operations and comprehensive loss, loss from discontinued operations.

On April 1, 2009, the Company agreed to convert certain accounts payable into a 12 month note with its former landlord at the New Jersey facility, Recycling Technology Development Corporation (“Recycling Technology”). The note bears interest at 9%, payable quarterly in arrears commencing September 30, 2009. The note requires payments of $263,573 on October 1, 2009 and January 1, 2010, to be applied first to accrued interest and then to principal. A final installment of $318,832 was due on March 31, 2010. The note was paid in full in accordance with its terms as of December 31, 2010. The outstanding balance at December 31, 2009 totaled $562,728 which is classified as liabilities of discontinued operations in the consolidated balance sheet at December 31, 2009 (See Note 5).

During 2009, the Company agreed to convert certain accounts payable to four contractors totaling approximately $3,872,000, related to the construction of the Woodbridge facility (the “construction term notes”), into term notes ranging from 12 to 24 months at various rates ranging from 0% to 9% with payment terms maturing through September 2011. The Company has recorded a discount on certain of the notes representing imputed interest of approximately $54,000, which is being amortized during the non-interest bearing period of the notes. The outstanding balance of these term notes was approximately $2,614,000 at December 31, 2009 and they are classified as current and non-current liabilities of discontinued operations in the consolidated balance sheet at December 31, 2009. On October 18, 2010, the term notes were extinguished (See Note 5).

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed a note payable from a third party in the amount of $350,000, with a fixed interest rate of 15% per annum. Interest only payments totaling $4,375 are due monthly with the principal balance due August, 27, 2011. The Company has accrued interest and incurred interest expense totaling $4,459 as of December 31, 2010. Subsequent to December 31, 2010, the above note was extinguished by the holder for a payment of $125,000 (See Note 19).

NOTE PAYABLE —	RELATED PARTY

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

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed an unsecured note payable to William Gildea, Secretary of the Company and brother of Edward Gildea, President of the

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — DEBT — Continued

Company, that has an interest rate of 10% per annum. The principal amount due totaled $72,351 at December 31, 2010. The Company incurred interest expense totaling $3,486 for the year ended as of December 31, 2010.

BOND FINANCING

On February 16, 2007, concurrent with its initial public offering, the Company’s wholly-owned subsidiary, Converted Organics of Woodbridge, LLC, completed the sale of $17,500,000 of New Jersey Economic Development Authority Bonds. The Bonds are classified as liabilities of discontinued operations in the consolidated balance sheet at December 31, 2009 (See Note 5). Direct financing costs related to this issuance totaled approximately $953,000 and were being amortized over the term of the bond. Capitalized bond costs, net of amortization totaling $814,341 has been classified as non-current assets of discontinued operations at December 31, 2009 (See Note 5). On October 18, 2010, the Bonds payable were settled and extinguished, resulting in the expensing of the remaining unamortized capitalized bond costs of $774,617 and included in the loss from discontinued operations in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2010. Amortization of capitalized bond issuance costs totaled $39,720 and $47,669 for the years ended December 31, 2010 and 2009, respectively, and are included in the loss from discontinued operations in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2010 and 2009. The bonds carried a stated interest rate of 8% and were to mature on August 1, 2027. The bonds were secured by a leasehold mortgage and a first lien on the equipment of the Woodbridge facility. In addition, Woodbridge had agreed to, among other things, establish a fifteen month capitalized interest reserve and to comply with certain financial statement ratios. The Company provided a guarantee to the bondholders on behalf of Woodbridge for the entire bond offering. The bonds also had certain covenants requirements.

On March 6, 2009, the Company entered into an agreement with the holders of the New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures on its New Jersey facility and to defer interest payments on the bonds through July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, the Company issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant. The expense associated with these warrants of $662,000 is reflected as interest expense and classified in the consolidated statements of operations and comprehensive loss, as loss from discontinued operations for the year ended December 31, 2009. On July 30, 2009 the deferred interest payments were paid in full. In September of 2009, the holders of the bonds agreed to continue to defer monthly deposits to the interest escrow through January, 2010. The Company funded the escrow following its secondary public offering in October, 2009. The escrow balance of approximately $613,000 is reflected as current restricted cash in the balance sheet as of December 31, 2009.

On October 18, 2010, Converted Organics Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with the sole Bond Holder of $17,500,000 New Jersey Economic Development Authority Bonds (the “Bonds”) that were issued on behalf of Woodbridge. Pursuant to the Exchange Agreement, the Bond Holder agreed to exchange: (i) the Bonds, and (ii) class B warrants to purchase 2,284,409 shares the Company’s common stock (the “Class B Warrants”) for 17,500 shares of the Company’s newly authorized 1% Series A Convertible Preferred Stock (the “Series A Preferred Stock”). In addition, the Bond Holder agreed to waive all interest accrued and unpaid from February 1, 2010 until the date of the Exchange Agreement on the Bonds totaling approximately $1 million, and agreed to transfer to the Company approximately $600,000 that the Company had previously deposited into certain escrow accounts in connection with the Bonds.

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

CONVERTIBLE NOTES PAYABLE

On January 24, 2008, in conjunction with the purchase of the net assets of the Gonzales facility, the Company issued a note payable to the former sole member in the amount of $1,000,000. The note bore interest of 7% per annum and was to mature on February 1, 2011; monthly principal and interest payments are $30,877. The note became convertible by the holder six months after issuance. The Company recognized a discount related to the intrinsic value of the beneficial conversion feature of the note. That amount was calculated to be $7,136, and has been recorded as a component of additional paid-in capital.

During the year ended December 31, 2009, the holder of the note commenced converting the principal and accrued interest to shares of common stock. During the year ended 2009, the Company issued 281,500 shares of common stock to the note holder, representing principal and accrued interest of approximately $316,000. The principal balance of the note was approximately $373,000 at December 31, 2009. During the year ended 2010, the Company issued 646,500 shares of common stock representing principal and accrued interest of approximately $414,000 in satisfaction of its convertible debt obligation issued in connection with the acquisition of the Gonzales facility.

On December 17, 2010, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain institutional investors (the “Buyers”). Upon the terms and subject to the Purchase Agreement, the Company agreed to sell to Buyers certain notes and warrants. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to Buyers convertible notes in the aggregate original principal amount of $4,990,000 (the “Notes”), which are convertible into shares of common stock. These Notes are to be purchased by Buyers in two tranches, the first of which involved the sale of Notes in the aggregate original principal amount of $3,939,473 (the “Initial Notes”). The closing of the purchase of the Initial Notes occurred simultaneously with the execution of the Purchase Agreement. The Initial Notes are non interest bearing and were issued with an original issue discount of approximately 4.8%, and the proceeds from the Initial Notes were $3,444,555. The Company recorded the initial fair values of the conversion feature and the warrants up to the net proceeds of the note ($3,750,000) as a discount on the Note (see Note 12) which will be amortized ratably over the six-month term. At December 31, 2010, the carrying value of this convertible debt totaled $306,404, which was attributable to the amortization of the debt discount for the year ended December 31, 2010.

The second tranche will involve the sale of Notes in the aggregate original principal amount of $1,050,527 (the “Additional Notes”) and shall be consummated upon the satisfaction (or waiver) of the conditions to closing set forth in the Purchase Agreement. The Additional Notes will also be issued with an original issue discount of approximately 4.8%, and the proceeds from the Additional Notes was $1,000,000 (see Note 19). The Notes are not interest bearing, unless the Company is in default on the Notes, in which case the Notes carry an interest rate of 18% per annum.

The Notes are initially convertible into shares of Common Stock at a conversion price of $1.00 per share, provided that if the Company makes certain dilutive issuances (with limited exceptions), the conversion price of the Notes will be lowered to the per share price for the dilutive issuances. The Company also has the right, at its option, to permit the holder of the Notes to convert at a lower price specified by the Company for a period specified by the Company. The Company is required to repay the Notes in six equal installments commencing February 1, 2011 (with respect to the Initial Notes), either in cash or in shares of is common stock. If the Company chooses to utilize shares of its common stock for the payment, the Company must make an irrevocable decision to use shares 22 trading days prior to the installment payment date, and the value of its shares will be equal to the lower of (i) the conversion price then in effect and (ii) 85% of the average of the three lowest closing sale prices of its common stock during the 20 trading day period prior to payment of the installment amount. If the Company chooses to make

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — DEBT — Continued

an installment payment in shares of its common stock, it must make a pre-installment payment of shares to the Note holder 20 trading days prior to the applicable installment date based on the value of its shares during the 20 trading days preceding the delivery of the notice to elect to pay in its shares. On the installment date, to the extent the Company owes the Note holder additional shares in excess of the pre-installment shares to satisfy the installment payment, it will issue the Note holder additional shares, and to the extent we have issued excess shares, such shares will be applied to future payments.

If an event of default occurs under the Note, the Company must redeem the Notes in cash at the greater of 135% of the unconverted principal amount or 135% of the greatest equity value of the shares of common stock underlying the Notes from the date of the default until the redemption is completed. The conversion price of all the Notes is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of the Notes may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our Common Stock.

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

In connection with the Financing, the Company entered into a Security Agreement with the Investors whereby the Company granted the Investors a security interest in Converted Organics of California, LLC and any and all assets that are acquired by the use of the funds from the Financing. In addition, the Company granted the Investors a security interest in Converted Organics of Woodbridge, LLC and all assets subordinate only to the current lien held by the holder of the bonds issued in connection with the Woodbridge facility.

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

On April 7, 2008, the shareholders of the Company approved the issuance of additional shares so that convertible notes could be issued to the note holders to replace the original notes dated January 24, 2008. The Company recognized a discount for the intrinsic value of the beneficial conversion feature of the notes, which is to be recognized as interest expense through the redemption date of the notes, which is January 24, 2009. That amount was calculated to be $3,675,000, and recognition was limited to $2,936,250, as the debt discount was limited to the proceeds allocated to the convertible instrument of $4,500,000. That discount is being amortized over the life of the loan. The Company recognized interest expense of $-0- and $230,492 related to this discount for the years ended December 31, 2010 and 2009, respectively.

On January 24, 2009 the convertible notes became due. Because the Company did not have sufficient cash to repay the notes, the Company agreed to convert the notes to shares at the default rate, although no event of default had occurred. As of December 31, 2009, the note holders had converted the full principal amount of $4,500,000 into 7,366,310 shares of common stock. In consideration for entering into this agreement, the Company granted 200,000 shares of common stock to the note holders. An expense of $562,000 is included in the statement of operations and comprehensive loss for the year ended December 31, 2009 for this stock grant, which represents the market value of 200,000 shares on the date they were granted. In addition, the notes accrued interest at 10% of their declining balance as they were paid off through the issuance of stock. An additional 131,834 shares of common stock were issued on April 23, 2009 for accrued interest. Accrued interest of $7,232 has been converted to shares of common stock during 2010.

PRIVATE FINANCING

On May 7, 2009, the Company entered into an agreement with an institutional investor (the “Investor”), wherein the Company agreed to sell to the Investor, for the sum of $1,182,500, six-month non-convertible original issue discount notes with principal amounts totaling $1,330,313 (the “Notes”). The agreement provides that if the Company raises over $1.33 million while the Notes are outstanding, the first $1,330,313 must be used to repay the Notes. The Notes were repaid on May 22, 2009, with the proceeds from the issuance of the Company’s common stock on May 19, 2009 (see Note 13). See Note 13 for a description of warrants issued to the Investor in consideration for this transaction.

On September 8, 2009, the Company entered into an agreement with an institutional investor (the “Investor”), wherein the Company agreed to sell to the Investor, for the sum of $1,400,000, six-month convertible original issue discount notes with principal amounts totaling $1,540,000 (the “Notes”). The agreement provides that if the Company raises over $1.54 million while the Notes are outstanding, the first $1,540,000 must be used to repay the Notes. The Notes were repaid on October 20, 2009, from the proceeds of the Company’s secondary public offering of common stock (see Note 13). See Note 13 for a description of warrants issued to the Investor in consideration for this transaction.

NOTE 12 — DERIVATIVE INSTRUMENTS

On January 1, 2009, the Company adopted the guidance of ASC 815 related to derivatives and hedging activities and at that time, determined that the conversion features within the convertible notes payable issued in the January 2008 Financing to be embedded derivatives which were required to be bifurcated and shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the conversion feature was determined using a Black-Scholes model and resulted in a fair value of $5,083,108. The fair value at January 1, 2009 was recognized as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of changes in stockholders’ equity.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — DERIVATIVE INSTRUMENTS — Continued

During the year ended December 31, 2009, the convertible note and all conversion features for the above financing were converted to common stock at the default rate in accordance with the agreement dated January 29, 2009 with the note holders, resulting in a derivative gain of $3,565,091 being recognized in the Company’s consolidated statements of operations and comprehensive loss.

In addition, after January 1, 2009 the Company entered into transactions which also required the estimation of the fair value of warrant and conversion feature derivatives. For the period from January 1, 2009 to September 30, 2010, the Company estimated the fair value of these derivatives using the Black-Scholes valuation method. During the fourth quarter of 2010, the Company determined that the binomial lattice option pricing model was a more appropriate valuation technique and used it to estimate the fair value of its December 17, 2010 financing transaction and also applied this new valuation technique in calculating the 2010 mark-to-market adjustment for all of its warrants and conversion features recognized as derivative instruments. The effect of the change in valuation techniques on previous financial statements was immaterial.

In addition to the convertible note above, the Company recognized the following warrant and conversion features as derivatives in 2009:

On May 7, 2009, in connection with the Notes issued pursuant to the financing agreement described in Note 10, the Investor received five-year warrants to purchase 750,000 shares and 350,000 shares of Company common stock, with exercise prices of $1.00 per share and $1.50 per share (which were subsequently repriced to $1.02 per share), respectively, (Class C and D warrants, respectively). An investment banker also was issued 135,000 Class C warrants and 65,000 Class D warrants. These warrants are subject to certain anti-dilution right for issuance below the exercise prices and are not registered and cannot be traded. The Company has determined that the warrant provisions providing for protection for issuances below the warrant exercise prices could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. Therefore the Company has determined that the warrants issued in connection with this financing to be a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the warrants was determined using a Black-Scholes model with the following assumptions: risk-free interest rate of 2.05%; no dividend yield; volatility of 96.7% and an expected term of 5 years. The resulting derivative liability on May 7, 2009 was approximately $1,841,100 of which $1,558,000 was recorded as interest expense, because of the immediate payment of the notes, and $283,000 was recorded as general and administrative expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2009. The liability was revalued as of December 31, 2009 using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.35%; no dividend yield, volatility of 98.6%, resulting in a revalued liability of approximately $563,500 and a derivative gain of approximately $1,278,000. The liability was revalued as of December 31, 2010 using the binomial lattice pricing option method with the following assumptions: risk-free interest rate of 1.02%; no dividend yield, volatility of 136.2%, resulting in a revalued liability of approximately $338,255.

On September 8, 2009, in connection with the Notes issued pursuant to the financing agreement on that date described more fully in Note 10, the Investor received a five-year warrant to purchase 2,500,000 shares of the Company’s common stock, with an exercise price of $1.25 per share, subject to certain anti-dilution rights for issuances below such exercise price; provided that absent shareholder approval, the exercise price may not be reduced to less than $1.08 per share (Class G warrants). These warrants are not registered and cannot be traded. The Company has determined that the warrant provisions providing for issuances below the warrant exercise price could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. The Company has determined that the warrants issued in connection with this financing are a derivative instrument which is required to be shown as a derivative liability subject to mark-to-market adjustment each reporting period. The fair value of the derivative liability was determined on September 8, 2009 using a Black-Scholes model and the following assumptions; risk-free interest rate of 2.38%; no dividend yield; volatility of

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — DERIVATIVE INSTRUMENTS — Continued

94.3%; expected term of 5 years. The resulting liability of $1,986,600 was recorded as a discount on the Note to the extent of the Note balance of $1.4 million, and was amortized over the six month note term, and the remaining $587,000 was recorded as interest expense in the year ended December 31, 2009. The derivative liability was revalued as of December 31, 2009 using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6%, resulting in a revalued liability of approximately $1,063,200 and a derivative gain of approximately $923,000. The liability was revalued as of December 31, 2010 using the binomial lattice pricing option method with the following assumptions: risk-free interest rate of 1.02%; no dividend yield, volatility of 136.2%, resulting in a revalued liability of approximately $696,760

The total derivative liability as of December 31, 2009 relating to the above two issuances was approximately $1,626,700 and the derivative gain for the year ended December 31, 2009 relating to the above two transactions and the January 2008 convertible note was approximately $5,766,000.

In addition to the above 2009 transactions, the Company entered into the following warrant and conversion feature derivatives transactions in 2010:

On April 22, 2010, in connection with common stock issued pursuant to a financing agreement on that date, an investor received a five-year warrant to purchase 1,163,362 shares of the Company’s common stock, with an original exercise price of $1.06 per share, subject to certain anti-dilution rights for issuances below such exercise price (Class I warrants). These warrants are not registered and cannot be traded. The Class I warrants are exercisable one year from the date of issuance. The Company has determined that the warrant provisions providing for protection for issuances below the warrant exercise price could result in modification of the exercise price based on a variable that is not an input to the fair value for a fixed-for-fixed option. The Company has determined the warrants issued in connection with this financing are a derivative instrument which is subject to mark-to-market adjustment each reporting period. On April 22, 2010 the fair value of the derivative liability was determined to be $968,000 using a Black-Scholes model and the following assumptions; risk-free interest rate of 1.27%; no dividend yield; volatility of 122.3%; expected term of 5 years. The liability was revalued as of December 31, 2010 using the binomial lattice pricing option method with the following assumptions: risk-free interest rate of 2.01%; no dividend yield, volatility of 136.2%, resulting in a revalued liability of approximately $347,441.

On December 17, 2010, the Company issued notes convertible into shares of the Company’s common stock (see Note 11) at the lower of i) the conversion price then in effect or (ii) 85% of the average of the three lowest closing sales price of the Company’s common stock during a 20 trading day prior to payment. The initial conversion price of $1.00 is subject to certain anti-dilution provisions which the Company identified as embedded derivatives. At December 17, 2010 the Company determined a fair value of the debt derivative to be $2,057,184 using the Binomial Lattice Option Pricing Model based on the following assumptions: risk-free interest rate of 2.01%; no dividend yield; volatility of 136.2%; expected term of 6 months and assumptions of possible exercise prices and a probability of occurrence of each. The debt derivative liability was revalued as of December 31, 2010 using the binomial lattice pricing option method with the following assumptions: risk-free interest rate of 2.01%; no dividend yield; volatility of 136.2%; expected term of 5 months, and assumption of three possible exercise prices and a probability of occurrence of each, resulting in a revalued liability of approximately $2,900,204.

In connection with the December 17, 2010 convertible notes issuance the Company issued three series of warrants (Series A, Series B, Series C) for an aggregate of 7,876,948 warrants to purchase the Company’s common stock at exercise prices of $1.00 a share for one to five years. These warrants contain certain anti-dilution provisions, therefore the Company classified the fair value of these warrants as a derivative liability at the date of issuance. At December 17, 2010 the Company determined the fair value of the debt derivative to be $3,020,486 using the Binomial Lattice Option Pricing Model based on the following assumptions: risk-free interest rate of 2.01%; no dividend yield; volatility of 136.2%; expected term of 6 months and assumptions of possible exercise prices and a probability of occurrence of each. The debt derivative liability was revalued as of December 31, 2010 using the binomial lattice pricing option method with the

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — DERIVATIVE INSTRUMENTS — Continued

following assumptions: risk-free interest rate of 2.01%; no dividend yield, volatility of 136.2%, expected term of 5 months, and assumption of three possible exercise prices and a probability of occurrence of each, resulting in a revalued liability of approximately $3,617,758.

The Company recorded the initial fair values of the conversion feature ($2,057,184) and the warrants $(3,020,486) up to the net proceeds of the note ($3,750,000) as a discount on the Note which is amortized ratably over the six-month term. The excess fair value of $1,327,670 was charged to interest expense in the consolidated statement of operations and comprehensive loss at the date of issuance.

In addition to the above derivative transactions that were valued on December 31, 2010 using the Binomial Lattice option pricing model, on November 12, 2010, the Company completed the acquisition of Terrasphere Systems LLC, ( See Note 4 ) where it determined that as a result of an anti-dilution provision included in the purchase agreement that certain additional shares may have to be issued. The Company estimated that approximately 2,040,000 shares could be issued, and based on the closing day market price of $.41 on that date, classified the potential issuance as a derivative liability of $836,000. As of December 31, 2010 the Company revalued the derivative liability to $775,200, based on the closing share price of the stock on that date.

The total derivative liability reflected on the consolidated balance sheet at December 31, 2010 taking into account all of the 2009 and 2010 transactions listed above and revalued at December 31, 2010 totaled $8,675,619 and the derivative loss for the year ended December 31, 2010 was $166,712

NOTE 13 — STOCKHOLDERS’ EQUITY

AUTHORIZED SHARES

At the June 25, 2009 annual meeting of shareholders, the shareholders approved a resolution to increase the number of common shares that the Company is authorized to issue from 40,000,000 to 75,000,000. On June 30, 2010, the Company’s stockholders approved the amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 75,000,000 shares to 250,000,000 shares.

On October 18, 2010, the Board approved the issuance 17,500 shares of the Company’s preferred stock which was then designated Series A Preferred stock. Each share of Series A Preferred is convertible into a number of shares of common stock equal to (1) the stated value of the share ($1,000), divided by (2) $0.543 (the ‘‘Conversion Price”) which aggregates to 32,228,361 shares of Company common stock. Holders of the Series A Preferred are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 1% per annum (subject to increase in certain circumstances), payable annually and on each conversion date. The dividends are payable, during the first three years after issuance, at the election of the Company, and thereafter, at the election of the holders, in cash or in shares of common stock valued at the Conversion Price (or in some combination thereof).

STOCK ISSUANCES

On January 24, 2009, the Company issued 200,000 shares of its common stock to the holders of its convertible debentures as consideration for the refinancing described in Note 11.

On March 10, 2009, the Company granted 121,528 shares of common stock to a consultant providing development services related to the Company’s proposed Rhode Island facility. The grant was measured using the closing price of the Company’s stock on the date of grant. The statement of operations and comprehensive loss includes a charge of $120,316 for the year ended December 31, 2009 related to this grant, which was credited to additional paid-in capital.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY — Continued

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

On October 20, 2009, the Company closed its second public offering of 17,250,600 units, including 2,250,000 units reflecting the exercise in full of the underwriters’ over-allotment option, at a price per unit of $1.06 to the public. Each unit consists of one share of common stock and one newly created Class H warrant, with each Class H warrant exercisable for one share of common stock at an exercise price of $1.30 per share. The warrants will expire on October 14, 2014. The net proceeds of approximately $16.4 million, after deducting the underwriting discounts and commissions and other estimated offering expenses, were used to further develop and execute the Company’s sales and marketing plan, strategic growth initiatives, other general corporate purposes, and to repay the six-month note the Company issued in September 2009 in the principal amount of $1,540,000.

On December 15, 2009, the Company granted 30,000 shares of common stock to a consultant who provides professional services to the Company as remuneration for services rendered. The grant was measured using the closing price of the Company’s stock on the date of grant. The statement of operations and comprehensive loss includes a charge of $18,897 for the year ended December 31, 2009 related to this grant, which was credited to additional paid-in capital.

On March 17, 2010, the Company granted 165,000 shares of common stock to a consultant who provided investor relations consulting services to the Company. The grant was measured using the closing price of the Company’s stock on the date of grant. The statements of operations and comprehensive loss includes a charge of $160,050 for the year ended December 31, 2010 related to this grant, which was credited to common stock and additional paid-in capital.

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

NOTE 13 — STOCKHOLDERS’ EQUITY — Continued

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

During the year ended 2010, the Company issued 646,500 shares of common stock representing principal and interest payments of approximately $414,000 in satisfaction of its convertible debt obligation issued in connection with the acquisition of the Gonzales facility.

The Company issued 320,811 shares of its common stock as severance payments to certain employees during the third quarter of 2010. The statements of operations and comprehensive loss includes a charge of approximately $190,000 for the year ended December 31, 2010, which was credited to common stock and additional paid-in capital.

On August 30, 2010, the Company issued 1,157,407 shares of its common stock and warrants (Class K Warrants) to acquire 1,157,407 shares of common stock to Atlas. The warrants will expire five years from the date of issuance and have a strike price of $0.54. The issuance to Atlas was made as consideration for the termination of a Business Development Agreement dated January 29, 2010 by and between the Company and Atlas. The statements of operations and comprehensive loss includes a charge of approximately $625,000 for the year ended December 31, 2010, which was credited to common stock and additional paid-in capital.

On October 18, 2010, the Company granted 165,000 shares of common stock to a consultant who provided investor relations consulting services to the Company. The grant was measured using the closing price of the Company’s stock on the date of grant. The statements of operations and comprehensive loss includes a charge of $92,400 for the year ended December 31, 2010 related to this grant, which was credited to common stock and additional paid-in capital.

On October 18, 2010, Converted Organics Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with the sole Bond Holder of $17,500,000 New Jersey Economic Development Authority Bonds (the “Bonds”) that were issued on behalf of Woodbridge. Pursuant to the Exchange Agreement, the Bond Holder agreed to exchange: (i) the Bonds, and (ii) class B warrants to purchase 2,284,409 shares the Company’s common stock (the “Class B Warrants”) for 17,500 shares of the Company’s newly desiganted 1% Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock is convertible into the number of shares of Common Stock equal to (1) the stated value of the share ($1,000), divided by (2) $0.543 (the “Conversion Price”) which aggregates to 32,228,361 shares of Company common stock. Holders of the Series A Preferred are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 1% per annum (subject to increase in certain circumstances), payable annually and on each conversion date. The dividends are payable, during the first three years after issuance, at the election of the Company, and thereafter, at the election of the holder, in cash or in shares of Company common stock valued at the Conversion Price (or in some combination thereof).

On October 18, 2010, the Company and the Woodbridge Facility’s landlord (“Lessor”) entered into a Termination and Surrender Agreement (“Termination Agreement”) related to the termination of the Woodbridge Facility lease. Pursuant to the terms of the Termination Agreement, the Company agreed to issue the Lessor a total of 892,857 shares of Company common stock valued at $0.56 per share totaling $500,000 (see Note 5).

On October 18, 2010, the Superior Court of the State of California for the County of Los Angeles entered an Order in the matter entitled American Capital Management, LLC (“ACM”) v. Converted Organics Inc. and Converted Organics of Woodbridge, LLC and Does 1-10 Inclusive (the “Order”). Pursuant to the terms of the Order, the Company agreed to issue to ACM a total of 20,726,980 shares of Company common stock valued at $0.543 per

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY — Continued

share totaling approximately $11,255,000 in full and final settlement of the claims related to the Woodbridge facility (see Note 5).

On November 12, 2010, the Company acquired 95% of TerraSphere Systems, LLC by issuing 18,174,603 shares of Company common stock at the closing valued at approximately $9,565,000. The Company is obligated to issue additional shares of common stock if certain milestones are met and/or certain anti-dilution provisions are triggered (see Note 4).

On December 31, 2010, the Company acquired 83.34% of GoLocalProduceRI, LLC for $480,000 issuing 1,371,428 shares of Company common stock at $0.35 based on the 30 day average at the time of the agreement (Note 4).

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

On January 24, 2008, in conjunction with the private financing arrangement of the Company described in Note 11, the Company issued 750,000 Class A and 750,000 Class B Warrants to the Investors. Such warrants are exercisable for one share of the Company’s common stock, adjusted for dividends, at $8.25 and $11.00, respectively. Once the Company’s registration statement related to the underlying shares was declared effective, one-half of the warrants were returned to the Company by the Investors, as described in Note 11.

On March 6, 2009, the Company entered into an agreement with the holders of the New Jersey Economic Development Authority Bonds to release $2.0 million for capital expenditures on its New Jersey facility and to defer interest payments on the bonds through July 30, 2009. These funds had been held in a reserve for bond principal and interest payments along with a reserve for lease payments. As consideration for the release of the reserve funds, the Company issued the bond holders 2,284,409 Class B warrants. The Class B warrants are exercisable at $11.00 per warrant. The expense associated with these warrants of $662,000 is reflected as interest expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2009.

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

NOTE 13 — STOCKHOLDERS’ EQUITY — Continued

On July 15, 2009, in connection with the issuance of 1,961,000 shares to an institutional investor, the Company issued Class F warrants to purchase 585,000 shares of the Company’s common stock at an exercise price of $1.25 per share. The Warrants may be exercised commencing January 15, 2010 until July 15, 2014.

On September 8, 2009, the Company issued 2,500,000 Class G warrants in connection with the Notes issued pursuant to the financing agreement described more fully in Note 11. Each Class G warrant may be exchanged for one share of common stock at an exercise price of $1.25 per share, subject to certain anti-dilution rights for issuances below such exercise price; provided that absent shareholder approval, the exercise price may not be reduced to less than $1.08 per share. The shares underlying these warrants have not been registered and these warrants cannot be traded.

On October 20, 2009, the Company issued 17,250,000 Class H warrants in conjunction with its secondary public offering, described above. Each Class H warrant may be exchanged for one share of common stock at an exercise price of $1.30, and have an expiration date of October 14, 2014. Each warrant may be exchanged for one share of common stock.

On April 22, 2010, in connection with the issuance of 2,400,000 shares to an institutional investor, the Company issued Class I warrants to purchase 1,163,362 shares of its common stock at an exercise price of $1.06 per share. The Warrants may be exercised commencing April 22, 2011 until April 21, 2016.

On July 19, 2010, in connection with the issuance of 1,623,333 shares to Atlas, the Company issued Class J warrants to purchase 1,623,333 shares of its common stock at an exercise price of $0.54 per share. The Warrants may be exercised commencing July 19, 2010 until July 18, 2015.

On August 30, 2010, in connection with the issuance of 1,157,407 shares to Atlas, the Company issued Class K warrants to purchase 1,157,407 shares of its common stock at an exercise price of $0.54 per share. The Warrants may be exercised commencing August 30, 2010 until August 29, 2015.

On December 17, 2010, pursuant to the terms of the Purchase Agreement, the Company issued to the Buyers warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants”, and (iii) “Series C Warrants” (collectively, the “Warrants”). The Warrants will be issued in two tranches on the dates the Initial Notes and Additional Notes are issued, on a pro rata basis based on the principal amount being issued in the applicable closing based on the aggregate principal amount that could be issued at both closings.

The Series B Warrants are exercisable anytime after the occurrence of the earlier of obtaining shareholder approval or the date on which the Initial Notes are no longer outstanding and expires upon the earlier to occur of: (i) the first anniversary of the date on which it becomes exercisable and (ii) the nine (9) month anniversary of the date on which shareholder approval is obtained. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 4,990,000 shares (warrants to purchase 3,939,473 shares of Common Stock were issued at the Initial Closing and a warrant to purchase 1,050,527 shares of Common Stock will be issued at the Additional Closing if it occurs) at an initial exercise price of $1.00 per share. If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants will adjust to the average of the Installment Conversion Prices used to repay the Initial Notes. The floor price for the exercise price of the Series B Warrants is $0.345. The number of shares underlying the Series B Warrants will adjust whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $4,990,000 ($3,939,473 for the Series B Warrants issued in the Initial Closing and $1,050,527 for the Series B Warrants to be issued at the Additional Closing if it occurs).

To the extent we enter into a fundamental transaction (as defined in the Series B Warrants and which include, without limitation, our entering into a merger or consolidation with another entity, our selling all or substantially all

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY — Continued

of our assets, or a person acquiring 50% of our Common Stock), the Company has agreed to purchase the Series B Warrant from the holder at its Black-Scholes value.

If the Company’s common stock trades at a price at least 200% above the Series B Warrants exercise price for a period of 10 trading days at any time after it gets shareholder approval, the Company may force the exercise of the Series B Warrants if it meets certain conditions.

The Series A and Series C Warrants are exercisable anytime after the earlier to occur of: (i) the date on which shareholder approval is obtained and (ii) the six month and one day anniversary of the Initial Closing and have a five year term. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 2,495,000 shares (warrants to purchase 1,969,737 shares of common stock were issued at the Initial Closing and warrants to purchase 525,263 shares of common stock will be issued at the Additional Closing if it occurs) at an initial exercise price of $1.00 per share. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 2,495,000 shares (warrants to purchase 1,969,737 shares of common stock were issued at the Initial Closing and warrants to purchase 525,263 shares of common stock will be issued at the Additional Closing if it occurs) at an exercise price of $1.00 per share; provided that the Series C Warrants may only be exercised by each holder in the same proportion as such holder has already exercised its Series B Warrants.

If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the Installment Conversion Prices used to repay the Initial Notes. Until the Company obtains shareholder approval, the floor price of the Series A and Series C Warrants is $0.345.

To the extent the Company enters into a fundamental transaction (as defined in the Series A and Series C Warrants and which include, without limitation, our entering into a merger or consolidation with another entity, our selling all or substantially all of our assets, or a person acquiring 50% of our Common Stock), the Company has agreed to purchase the Series A and Series C Warrants from the holder at its Black-Scholes value.

The exercise price of all the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our Common Stock. Neither the Notes nor the Series B Warrants may be converted or exercised, as applicable, if the total number of shares that would be issued would exceed 19.99% of the Company common stock on the date the Purchase Agreement was executed prior to our receiving shareholder approval.

WARRANT EXERCISE

On May 26, 2009, the Investor exercised its 1,500,000 warrants at $1.40, providing the Company with $2.1 million before fees and expenses of $135,000, which were charged to Additional Paid-in Capital. The Company issued 1,500,000 shares of common stock upon exercise of these warrants.

The intrinsic value of the Company’s warrants is $0 as of December 31, 2010 and 2009.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY — Continued

The following table sets forth the outstanding warrants as of December 31, 2010 and 2009.

		Outstanding at				Outstanding at					Outstanding at	Excercisable at
		January 1,				December 31,					December 31,	December 31,
Warrants	Price	2009	Issued	Excercised	Canceled	2009	Issued	Excercised		Canceled	2010	2010

Class B	$11.00	2,648,029	2,284,409	—	—	4,932,438	—	—	*	(2,284,409)	2,648,029	2,648,029
Class C	$1.00	—	885,000	—	—	885,000	—	—		—	885,000	885,000
Class D	$1.02	—	415,000	—	—	415,000	—	—		—	415,000	415,000
May 19, 2009 Warrants	$1.40	—	1,500,000	(1,500,000)	—	—	—	—		—	—	—
Class E	$1.63	—	1,500,000	—	—	1,500,000	—	—		—	1,500,000	1,500,000
Class F	$1.25	—	585,000	—	—	585,000	—	—		—	585,000	585,000
Class G	$1.25	—	2,500,000	—	—	2,500,000	—	—		—	2,500,000	2,500,000
Class H	$1.30	—	17,250,000	—	—	17,250,000	—	—		—	17,250,000	17,250,000
Class I	$1.06	—	—	—	—	—	1,163,362	—		—	1,163,362	—
Class J	$0.54	—	—	—	—	—	1,623,333	—		—	1,623,333	1,623,333
Class K	$0.54	—	—	—	—	—	1,157,407	—		—	1,157,407	1,157,407
December 17, 2010 Series A	$0.345	—	—	—	—	—	1,969,737	—		—	1,969,737	1,969,737
December 17, 2010 Series B	$0.345	—	—	—	—	—	3,939,474	—		—	3,939,474	3,939,474
December 17, 2010 Series C	$0.345	—	—	—	—	—	1,969,737	—		—	1,969,737	1,969,737

*	On October 18, 2010, 2,284,409 Class B warrants were retired by the Bond holder (see Note 12).

In the event all outstanding warrants are exercised, the Company has adequate shares authorized to meet these obligations.

STOCK OPTIONS

The Company’s Board of Directors and stockholders approved the 2006 Stock Option Plan (the “Option Plan”). The Option Plan authorizes the grant and issuance of options and other equity compensation to employees, officers and consultants.

On June 27, 2009, the Company granted 233,500 stock options under its 2006 Stock Option Plan. The options have an exercise price of $1.10 and expire ten years from the date of grant. The exercise price was based on the closing price of the stock on the date of grant. The expense associated with this option grant was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.85%; no dividend yield; volatility of 96.7%; and an expected term of 5 years. The resulting expense of $190,000 is included in general and administrative expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2009.

On November 19, 2009, the Company granted 100,000 stock options under its 2006 Stock Option Plan to a consultant of the Company who provides odor control services. The options may be exercised for a price of $.75 per share. One half of the options vested upon grant, and one half will vest on November 30, 2010 if the consultant continues to be retained by the Company. The Company is recording the issuance of these options in accordance with ASC Section 505-50. The expense associated with the options that vest immediately was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 96.6%; expected term of 5 years. The resulting expense of $27,602 is included in general and administrative expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2009. The expense associated with the options that vest on November 30, 2010, was calculated with a Black-Scholes model and the same assumptions, except an expected term of 4.5 years. The resulting expense of $26,639 will be recognized as expense ratably over the vesting period. Accordingly, an expense of $22,000 and $4,440 is included in general and administrative expense on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2010 and 2009.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — STOCKHOLDERS’ EQUITY — Continued

On January 4, 2010, the Company’s Compensation Committee approved an employee and director stock option grant under the Amended and Restated 2006 Stock Option Plan. A total of 2,458,500 options were granted with an exercise price of $.68, which was the closing price as of the date of grant. The cost associated with this option grant was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6%; expected term of 5 years. The resulting expense of approximately $1,188,000 is reflected in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2010.

On March 12, 2010, the Company’s Compensation Committee approved a stock option grant under the Amended and Restated 2006 Stock Option Plan. A total of 50,000 options were granted with an exercise price of $.97, which was the closing price as of the date of grant. The cost associated with this option grant was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6%; expected term of 5 years. The resulting expense of approximately $48,500 is reflected in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2010.

As of December 31, 2010, the Company had 3,638,047 options available to grant under the plan.

Stock option activity for 2010 and 2009 is as follows:

		Weighted	Weighted
		Average	Average	Average
	Stock	Price per	Exercise	Remaining
	Options	Share	Price	Life (Years)

Outstanding and exercisable at January 1, 2009	1,256,735	$4.50	$4.50	9.5
Granted	233,500	1.10
Granted	100,000	.75
Forfeited	(359,940)	5.02
Exercised	—	—

Outstanding and exercisable at December 31, 2009	1,230,295	$3.54	$3.54	8.5
Granted	2,458,500	.68
Granted	50,000	.97
Forfeited	(45,000)	.89
Exercised	(50,000)	.68

Outstanding and exercisable at December 31, 2010	3,643,795	$1.64	$1.64	8.8

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 and 2009 is $0 and $0, respectively. The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $0.38 and $0.67 as of December 31, 2010 and 2009, respectively, which would have been received by the option holders had those option holders exercised their options as of that date.

At December 31, 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. As of December 31, 2009 the Company has estimated that its unrecognized compensation cost related to non-vested share-based compensation arrangements was approximately $22,000. During the year ended December 31, 2010, the Company has received approximately $34,000 as a result of the exercise of 50,000 options. No options were exercised in the year ended December 31, 2009.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — INCOME TAXES

At December 31, 2010, the Company had accumulated net operating losses of approximately $88,300,000 which may be offset against future taxable income, if any, expiring at various dates through 2030.

The effective tax rate based on the federal and state statutory rates is reconciled to the actual tax rate for the years ended December 31, 2010 and 2009 as follows:

	2010	2009

Statutory federal income tax rate	34%	34%
Statutory state income tax rate	6	6
Valuation allowance on net deferred tax assets	(40)	(40)

Effective tax rate	—%	—%

The components of the net deferred tax asset (liability) at December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
Net operating losses	$33,255,000	$13,470,000
Accrued compensation	120,000	120,000
Stock options	1,925,000	1,410,000
Valuation allowance	(35,300,000)	(15,000,000)

	$—	$—

The Company has fully reserved the approximately $35,300,000 deferred tax benefit with a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined to be more likely than not.

The Company’s valuation allowance increased $20,300,000 and $7,412,000 for the years ended December 31, 2010 and 2009, respectively.

The Company has a tax benefit of approximately $1,925,000 related to the grant of common stock to certain key employees and advisors. Pursuant to guidance provided by Sections 505 and 718 of the ASC, the benefit will be recognized and recorded to APIC when the benefit is realized through the reduction of taxes payable.

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

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with its income taxes. The periods from January 1, 2007 to December 31, 2009 remain open to examination by the U.S. Internal Revenue Service and state authorities.

The Company’s net operating loss carryforwards may be limited subject to the provisions of Section 382 the Internal Revenue Code.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — SEGMENT REPORTING

The Company has three lines of business, which are (1) organic fertilizer, (2) vertical farming and (3) industrial wastewater treatment. Based on the nature of products and services offered, the Company has determined that there are two reportable segments: (1) organic fertilizer and (2) vertical farming at December 31, 2010. The industrial wastewater treatment segment is not separately reported as it is in the developmental stage and there is no discreet financial information to report at December 31, 2010.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. There were no intersegment sales as of December 31, 2010. The discreet financial information presented below is derived from the continuing operations as of December 31, 2010.

	Organic	Vertical	Corporate and
	Fertilizer	Farming	Eliminations	Consolidated

Revenues	$3,275,325	$250,000	$—	$3,525,325
Operating loss from continuing operations(1)	(1,279,055)	(2,562,517)	(12,197,453)	(16,039,025)
Depreciation and amortization(2)	369,544	85,403	34,656	489,603
Interest expense(3)	—	11,169	1,714,782	1,725,951
Total assets net of discontinued operations(4)	2,973,568	12,618,892	4,032,496	19,624,956
Goodwill	—	1,667,957	—	1,667,957
Property and equipment additions	294,878	29,157	—	324,035

(1)	Operating loss from continuing operations of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.

(2)	Depreciation and amortization expense associated with property and equipment and intangibles. Corporate amortization expense relates to intangible asset technological know-how.

(3)	Corporate interest expense is primarily related to a convertible note payable.

(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, intangibles and certain other assets.

Revenues are attributable to geographic areas based on location of the customer, primarily within the continental United States. Converted Organics derived approximately $1.9 million or 63% of its revenues from three customers and TerraSphere Inc. derived 100% of its revenue from one customer as of December 31, 2010.

As of December 31, 2009, the Company was a single reportable segment.

NOTE 16 — RELATED PARTY TRANSACTIONS

As of December 31, 2010 and 2009 the Company has an accrued liability totaling $395,001 and $697,602, respectively, representing accrued compensation to officers, directors and consultants.

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

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed an unsecured note payable to William Gildea, Secretary of the Company and brother of Edward Gildea, the Company’s Chairman and Chief Executive Officer, that has an interest rate of 10% per annum. The principal amount due totaled $72,351 at December 31, 2010. The Company has accrued interest totaling $18,973 at December 31, 2010 and incurred interest expense totaling $3,486 for the year ended December 31, 2010.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — RELATED PARTY TRANSACTIONS — Continued

The President of TerraSphere Inc. is Mark Gildea, a brother of Edward Gildea, the Company’s Chairman and Chief Executive Officer and of William Gildea, Secretary. In addition, one of the members of the Company’s Board of Directors, Marshal Sterman, is an officer, shareholder and director of a TerraSphere licensee.

Converted Organics of Rhode Island, LLC was formed for the purpose of developing and operating a waste to fertilizer facility in Johnston, Rhode Island. A development consultant who has provided services to the Company holds a 5% non-controlling interest in Converted Organics of Rhode Island, LLC. For the year ended December 31, 2009, the consultant was paid $60,000 for services rendered, and was granted 121,528 shares of the Company’s common stock. No services were rendered for the year ended December 31, 2010.

NOTE 17 —	PROFIT SHARING PLAN

The Company has a 401(k) plan for its employees. The plan allows for employees to have a pretax deduction of up to 15% of pay set aside for retirement. The plan also allows for a Company match and profit sharing contribution. As of December 31, 2010 and 2009, the Company has not provided a match of employee contributions nor did the Company contribute a profit sharing amount to the plan.

NOTE 18 —	COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2017 and provide for renewal options ranging from one year to fifteen years. The Company expects that these leases will be renewed or replaced by leases on other properties.

Rent expense incurred in connection with these leases was approximately $360,000 and $244,000 of which $25,000 and $110,000 was is included in Research and Development on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2010 and 2009, respectively. Rent expense related to the Woodbridge facility was approximately $596,000 and $742,000 for the years ended December 31, 2010 and 2009 and included in the consolidated statements of operations and comprehensive loss as loss from discontinued operations.

The following table sets for the Company’s aggregate future payments under its operating lease commitments as of December 31, 2010:

Year ending December 31,
2011	$329,772
2012	323,532
2013	219,681
2014	207,631
2015	132,504
2016 and thereafter	288,796

$1,501,916

LEGAL PROCEEDINGS

The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf except as follows.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	COMMITMENTS AND CONTINGENCIES — Continued

On December 11, 2008, the Company received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of the Company’s Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, the Company filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from the Company’s alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, the Company filed its answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. Plaintiff filed a Motion for Class Certification on June 22, 2010, which was denied on November 22, 2010. On March 3, 2011, the court denied the Company’s motion for partial summary judgment. On March 25, 2011, some individual investors filed a new complaint against the Company asserting similar claims to those in the Leeseberg litigation. This case will likely be consolidated with the Leeseberg action. The Company plans to vigorously defend these matters and is unable to estimate any losses that may or may not be incurred as a result of this litigation and new complaint and their eventual disposition. Accordingly, no loss has been recorded related to these matters.

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

On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and its alleged, intentional failure to disclose to adjacent property owners the possibility of the facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. On June 8, 2010, Lefcourt Associates, Ltd re-filed their lawsuit but before a different court, the Chancery Division in Bergen County. The Company filed a motion to transfer the action back to the original court in Middlesex County, which was granted and sought to have the lawsuit dismissed, which was granted in part on August 27, 2010. The Court limited the plaintiffs claims to the events in part that occurred after the dismissal of the prior action. The case was recently transferred to the Law Division and a trial date as to damages is currently scheduled for June 6, 2011. The Company plans to vigorously defend this matter and is unable to estimate any losses that may or may not be incurred as a result of this litigation and its eventual disposition. Accordingly, no loss has been recorded related to this matter.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 — SUBSEQUENT EVENTS

During the period from January 3, 2011 to March 31, 2011 the Company has issued 6,411,000 shares of its common stock in order to reduce the balance due of the convertible note agreement entered into on December 17, 2010

On January 10, 2011, the Company signed an agreement with South Canyon Waste Systems, LLC (“Waste Systems”), a waste management company providing operations management services to Glenwood Springs Landfill Enterprise’s (“Enterprise”) South Canyon Landfill, to operate an industrial wastewater facility on the landfill. The Company agreed to purchase, operate and maintain an LM-HT Concentrator from Waste Systems for $1.6 million, in return for which Waste Systems agreed to pay the Company 100% of all payments it receives from Enterprise for waste water services, less certain agreed upon reimbursements and deductions. The Company’s facility will evaporate 15,000 gallons of waste water per day with zero-liquid-discharge.

On January 25, 2011, the Company paid $150,000 in cash and issued 3.2 millions shares of Company common stock to a consultant satisfying a $1,494,000 payable for services rendered in connection with the October 18, 2010 refinancing transactions.

On February 23, 2011, the Company’s Compensation Committee issued six-month restricted shares to certain employees under the Amended and Restated 2006 Stock Option Plan. A total of 2,165,000 restricted shares were issued at $.35, which was the closing price as of the date of issuance. The resulting expense of approximately $758,000 will be reflected in the Company’s consolidated statement of operations and comprehensive loss for the quarter ended March 31, 2011.

On March 3, 2011, the Company issued the second convertible note available under its December 17, 2010 financing agreement for $1,059,000 providing the Company net of proceeds of $1,000,000. On March 9, 2011, the Company issued 595,000 shares of its common stock to reduce the balance due on the note.

On March 9, 2011, the Company entered into an agreement with a third party regarding its $350,000 promissory note payable. In consideration of receiving a lump sum cash payment of $125,000, the third party released and discharged the Company from all obligations under the note.

During March 2011, the Company entered into discussions with an investor to obtain approximately $3.8 million in additional financing through the issuance of a convertible note and warrants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation and under the supervision of its Principal Executive Officer and Principal Financial Officer, reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, as of the end of the fiscal year covered by this report. Based upon their evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of such period, our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes policies and procedures that:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption “Directors and Executive Officers” in the Company’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

The information required by Item 12 is incorporated by reference to the information appearing under the caption “Security Ownership” in the Company’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing under the caption “Principal Accounting Fees and Services” in the Company’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number		Description

2.1		Asset Purchase Agreement between the Registrant and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed January 29, 2008)
2.2		Asset Purchase Agreement between the Registrant and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)
3.1		Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed June 21, 2006)
3.2		Registrant’s Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed June 21, 2006)
3.3		Registrant’s Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 filed September 15, 2009)
*3	.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated October 18, 2010
4.1		Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form SB-2/A filed January 25, 2007)
4.2		Form of Class B Warrant (incorporated by reference to Exhibit B to Exhibit 4.5 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.3		Form of Unit Certificate issued in initial public offering (incorporated by reference to Exhibit 4.4 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.4		Class B Warrant Agreement between the Registrant and Computershare Shareholder Services, Inc. and Computershare Trust Company N.A., dated February 16, 2007 (incorporated by reference to Exhibit 4.5 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.5		Form of Representative’s Purchase Warrant issued in initial public offering (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form SB-2 filed June 21, 2006)
4.6		Registration Rights Agreement between the Registrant and Professional Offshore Opportunity Fund, Ltd., Professional Traders Fund, LLC and High Capital Funding, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.06 to our current report on Form 8-K filed January 29, 2008)
4.7		Form of Class H Warrant (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed November 16, 2009)
4.8		Form of Unit Certificate issued in October 2009 offering (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed November 16, 2009)
4.9		Form of Warrant issued in May 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on May 20, 2009)
4.10		Form of Warrant issued in July 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 16, 2009)
4.11		Class G Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on September 14, 2009)
4.12		Class H Warrant Agreement between the Registrant and Computershare Trust Company N.A., dated October 20, 2009 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on October 21, 2009)
4.13		Unit Conversion Agreement between the Registrant and Computershare Trust Company N.A., dated October 20, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 21, 2009)
10.1		Form of Bridge Loan Documents dated March 2, 2006 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form SB-2 filed June 21, 2006)
10	.1A	Form of Bridge Loan Documents dated April 11, 2006 (incorporated by reference to Exhibit 10.1A to our Registration Statement on Form SB-2 filed June 21, 2006)
10.2		Amended and Restated 2006 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Annex A of our Definitive Proxy Statement filed March 5, 2008)
10.3		Service Agreement between the Registrant and ECAP, LLC, dated March 1, 2006 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 filed June 21, 2006)

Exhibit
Number		Description

10.4		Lease Agreement between the Registrant and Recycling Technology Development, LLC, dated June 2, 2006 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 filed June 21, 2006)
10	.4A	Amendment to the Lease Agreement between the Registrant and Recycling Technology Development dated January 18, 2007 (incorporated by reference to Exhibit 10.4A to our Form SB-2/A filed January 25, 2007)
10	.4B	Second Amendment to the Lease Agreement between the Registrant and Recycling Technology Development dated June 30, 2008 (incorporated by reference to Exhibit 10.4B on Form 10-K filed on March 31, 2010)
10	.4C	Third Amendment to the Lease Agreement between the Registrant and Recycling Technology Development dated March 31, 2009 (incorporated by reference to Exhibit 10.4C on Form 10-K filed on March 31, 2010)
10.5		Employment Agreement between the Registrant and Edward J. Gildea, dated March 2, 2006 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.6		Employment Agreement between the Registrant and John A. Walsdorf, dated March 2, 2006 (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.7		Agreement between the Registrant and Weston Solutions, Inc., dated May 29, 2003 and modification dated October 6, 2004 (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.8		IBR Plant License Agreement between International Bio Recovery Corporation and Mining Organics Management LLC, dated July 15, 2003 (incorporated by reference to Exhibit 10.10 to our Form SB-2/A filed July 5, 2006)
10.9		Revision dated February 9, 2006 to IBR Plant License Agreement dated July 15, 2003 (incorporated by reference to Exhibit 10.11 to our Form SB-2/A filed July 5, 2006)
10.10		Secured Convertible Promissory Note in favor of United Organic Products, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.04 to our current report on form 8-K filed January 29, 2008)
10.11		Secured Promissory Note in favor of Waste Recovery Industries, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.05 to our current report on form 8-K filed January 29, 2008)
10.12		New Jersey Economic Development Authority $17,500,000 Solid Waste Facilities Revenue Bonds (Converted Organics of Woodbridge, LLC — 2007 Project), dated February 16, 2007 (incorporated by reference to Exhibit 10.13 on Form 10-K filed March 30, 2009)
10.13		Subscription Agreement between Registrant and Iroquois Master Fund Ltd. dated May 7, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 13, 2009)
10.14		Security Agreement between Registrant and Iroquois Master Fund Ltd dated May 7, 2009 (incorporated by reference to Exhibit 10.2 on Form 8-K filed on May 13, 2009)
10.15		Security Agreement dated May 7, 2009 by and among Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC and Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.3 on Form 8-K filed on May 13, 2009)
10.16		Secured Promissory Note dated May 7, 2009 payable to Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.4 on Form 8-K filed on May 13, 2009)
10.17		Class C Common Stock Purchase Warrant dated May 7, 2009 entitling Iroquois Master Fund Ltd the right to purchase 750,000 shares of Converted Organics Inc.’s common stock (incorporated by reference to Exhibit 10.5 on Form 8-K filed on May 13, 2009)
10.18		Class D Common Stock Purchase Warrant dated May 7, 2009 entitling Iroquois Master Fund Ltd. the right to purchase 350,000 shares of Converted Organics Inc.’s common stock (incorporated by reference to Exhibit 10.6 on Form 8-K filed on May 13, 2009)
10.19		Subsidiary Guaranty dated May 7, 2009 by Converted Organics of California, LLC and Converted Organics of Woodbridge, LLC for the benefit of Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.7 on Form 8-K filed on May 13, 2009)
10.20		Securities Purchase Agreement from May 2009 offering between Registrant and Purchasers (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 20, 2009)

Exhibit
Number		Description

10.21		Form of Amended Agreement dated May 26, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed on May 27, 2009)
10.22		Securities Purchase Agreement dated July 15, 2009 between Registrant and Purchasers (incorporated by reference to Exhibit 10.22 on Form 8-K filed on July 16, 2009)
10.23		Promissory Note by Converted Organics of Woodbridge, LLC in favor of Recycling Technology Development, LLC dated March 31, 2009 (incorporated by reference to Exhibit 10.16 on Form 10-Q filed August 14, 2009)
10.24		Promissory Note by Converted Organics of Woodbridge, LLC in favor of Hatzel& Buehler Inc. dated June 19, 2009 (incorporated by reference to Exhibit 10.15 on Form 10-Q filed August 14, 2009)
10.25		Promissory Note by Converted Organics of Woodbridge, LLC in favor of SNC Lavalin Project Services Inc. dated June 16, 2009 (incorporated by reference to Exhibit 10.14 on Form 10-Q filed August 14, 2009)
10.26		Subsidiary Guarantee dated September 14, 2009 by Converted Organics of California, LLC and Converted Organics of Woodbridge, LLC for the benefit of Iroquois Master Fund Ltd (incorporated by reference to Exhibit 10.6 on Form 8-K filed September 14, 2009)
10.27		Secured Convertible Promissory Note in favor of Iroquois Master Fund Ltd. dated September 14, 2009 (incorporated by reference to Exhibit 10.4 on Form 8-K filed September 14, 2009)
10.28		Security Agreement between Converted Organics of Woodbridge, LLC, Converted Organics of California, LLC and Iroquois master Fund Ltd dated September 14, 2009 (incorporated by reference to Exhibit 10.3 on Form 8-K filed September 14, 2009)
10.29		Security Agreement between Registrant and Iroquois Master Fund Ltd dated September 14, 2009 (incorporated by reference to Exhibit 10.2 on Form 8-K filed September 14, 2009)
10.30		Subscription Agreement between Registrant and Iroquois Master Fund Ltd dated September 14, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 14, 2009)
10.31		Class G Common Stock Purchase Warrant dated September 14, 2009 (incorporated by reference to Exhibit 10.5 on Form 8-K filed September 14, 2009)
10.32		Promissory Note in favor of Airside, Inc. dated September 24, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 28, 2010)
10.33		Form of Representatives Unit Purchase Option issued in October 2009 offering (incorporated by reference to Exhibit 10.1 on Form 8-K filed on October 21, 2010)
10.34		Promissory Note in favor of Heartland Technology Partners, LLC dated March 23, 2010 (incorporated by reference to Exhibit 10.34 on Form 10-K filed on March 31, 2010)
10.35		Supply and License Agreement between Registrant and Heartland Technology Partners, LLC dated March 23, 2010 (incorporated by reference to Exhibit 10.35 on Form 10-K filed on March 31, 2010)
10.36		Lease Agreement between Registrant and SWS Lewis Wharf, LLC dated November 24, 2009 (incorporated by reference to Exhibit 10.36 on Form 10-K filed on March 31, 2010)
10.37		Settlement Agreement in favor of Armistead Mechanical, Inc. dated November 19, 2009 (incorporated by reference to Exhibit 10.37 on Form 10-K filed on March 31, 2010)
*10	.38	Exchange Agreement dated October 18, 2010 between the Registrant and Oppenheimer Rochester National Municipals and Oppenheimer New Jersey Municipal Fund
*10	.39	Termination and Surrender Agreement dated October 15, 2010 between Converted Organics of Woodbridge, LLC and Recycling Technology Development
14.1		Code of Ethics (incorporated by reference to Exhibit 14.1 on Form 10-K filed on March 31, 2010)
*21	.1	List of Subsidiaries
*23	.1	Consent of CCR LLP
*31	.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
*31	.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
*32	.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32	.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an Exhibit herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.

By:	/s/ Edward J. Gildea
Name:     Edward J. Gildea

Title:	President, Chief Executive Officer, Principal
Executive Officer, Chairman of the Board

Date: March 31, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Edward J. Gildea
Name:     Edward J. Gildea

Title:	President, Chief Executive Officer, Principal
Executive Officer, Chairman of the Board

Date: March 31, 2011

By:	/s/ David R. Allen
Name:     David R. Allen

Title:	Chief Financial Officer,
Principal Financial Officer,
Principal Accounting Officer,
Executive Vice President of Administration

Date: March 31, 2011

By:	/s/ Robert E. Cell
Name:     Robert E. Cell

Title:	Director

Date: March 31, 2011

By:	/s/ John P. DeVillars
Name:     John P. DeVillars

Title:	Director

Date: March 31, 2011

By:
/s/  Edward A. Stoltenberg
Name:     Edward A. Stoltenberg

Title:	Director

Date: March 31, 2011

By:	/s/ Marshall Sterman
Name:     Marshall Sterman

Title:	Director

Date: March 31, 2011