Form 10-Q
period 2011-03-31
Converted Organics Inc.
filed 2011-05-16
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 16, 2011, there were 110,323,723 shares of our common stock outstanding.

Item 1. Financial Statements
CONVERTED ORGANICS INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2011
	(Unaudited)	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$823,768	$3,039,941
Accounts receivable, net	606,702	579,946
Inventories	343,655	126,406
Prepaid expenses and other assets	402,589	251,589
Deferred financing costs, net	210,188	276,667
Current assets of discontinued operations	—	14,500

Total current assets	2,386,902	4,289,049

Deposits and other non-current assets	566,909	575,596
Property and equipment, net	3,157,580	1,477,589
Goodwill	1,667,957	1,667,957
Intangible assets, net	11,419,548	11,629,265

Total assets	$19,198,896	$19,639,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Term note payable	$—	$350,000
Notes payable — related party	72,351	72,351
Accounts payable	2,796,512	2,393,388
Accrued expenses	626,199	656,412
Convertible notes payable, net of unamortized discount	247,717	306,404
Obligation to issue shares	1,396,429	1,560,715
Derivative liabilities — current	3,915,520	5,199,572
Liabilities of discontinued operations	935,359	2,438,253

Total current liabilities	9,990,087	12,977,095

Derivative liabilities	3,038,233	3,476,047

Total liabilities	13,028,320	16,453,142

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value ($1,000 stated value) authorized 10,000,000 shares	17,500,000	17,500,000
Common stock, $.0001 par value, authorized 250,000,000 shares	9,784	8,547
Additional paid-in capital	90,349,983	85,555,990
Accumulated deficit	(102,192,769)	(100,453,292)
Accumulated other comprehensive loss	(9,585)	(1,109)

	5,657,413	2,610,136
Noncontrolling interests	513,163	576,178

Total stockholders’ equity	6,170,576	3,186,314

Total liabilities and stockholders’ equity	$19,198,896	$19,639,456

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three month periods ended
	March 31, 2011	March 31, 2010

Revenues	$739,176	$711,876

Cost of goods sold	504,467	565,476

Gross profit	234,709	146,400

Operating expenses
Selling, general and administrative expenses	2,317,174	3,843,704
Research and development	15,871	61,850
Amortization of intangible assets	221,267	72,002

	2,554,312	3,977,556

Loss from continuing operations	(2,319,603)	(3,831,156)

Other income/(expenses)
Other income	171,309	281
Gain on settlement of debt	225,000	—
Derivative gain (loss)	2,397,783	(635,155)
Interest expense	(2,274,462)	(4,373)

	519,630	(639,247)

Loss from continuing operations before provision for income taxes	(1,799,973)	(4,470,403)

Provision for income taxes	—	—

Net loss from continuing operations	(1,799,973)	(4,470,403)

Loss from discontinued operations	(499)	(1,909,290)

Net loss	(1,800,472)	(6,379,693)

Net loss attributable to noncontrolling interests	(60,995)	—

Net loss attributable to Converted Organics Inc. before other comprehensive loss	(1,739,477)	(6,379,693)

Other comprehensive loss:
Foreign currency translation adjustment	(10,496)	—

Comprehensive loss	(1,749,973)	(6,379,693)

Comprehensive loss attributable to noncontrolling interests	(2,020)	—

Comprehensive loss attributable to Converted Organics Inc.	$(1,747,953)	$(6,379,693)

Net loss per share, basic and diluted
Continuing operations	$(0.02)	$(0.12)
Discontinued operations	(0.00)	(0.05)

	$(0.02)	$(0.17)

Weighted average common shares outstanding	92,804,595	37,864,169

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011
(UNAUDITED)

	Preferred Stock Series A		Common Stock				Accumulated
	Shares Issued		Shares Issued		Additional		Other			Total
	and		and		Paid-in	Accumulated	Comprehensive		Non-Controlling	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Capital	Deficit	Loss	Total	Interests	Equity
Balance, December 31, 2010	17,500	$17,500,000	85,468,127	$8,547	$85,555,990	$(100,453,292)	$(1,109)	$2,610,136	$576,178	$3,186,314
Common stock issued to settle convertible note obligations	—	—	7,006,000	701	2,649,479	—	—	2,650,180	—	2,650,180
Common stock issued as compensation	—	—	2,165,000	216	800,834	—	—	801,050	—	801,050
Issuance of common stock as payment to settle obligations of discontinued operations	—	—	3,200,000	320	1,343,680	—	—	1,344,000	—	1,344,000
Foreign currency translation adjustment	—	—	—	—	—	—	(8,476)	(8,476)	(2,020)	(10,496)
Net loss	—	—	—	—	—	(1,739,477)	—	(1,739,477)	(60,995)	(1,800,472)

Balance, March 31, 2011	17,500	$17,500,000	97,839,127	$9,784	$90,349,983	$(102,192,769)	$(9,585)	$5,657,413	$513,163	$6,170,576

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three month periods ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,800,472)	$(6,379,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles and other assets	370,377	83,919
Depreciation and amortization of property and equipment	50,674	462,358
(Reduction) provision for losses on accounts receivable	(75,875)	174,478
Amortization of discounts attributable on notes payable	1,998,924	—
Interest expense in connection with issuance of convertible debt	268,486	—
Common stock issued as compensation	801,050	160,050
Stock option compensation expense	—	1,292,492
Obligations to issue shares revaluation	(164,286)	—
Gain on settlement of debt	(225,000)	—
Derivative (gain) loss	(2,397,783)	635,155
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	63,619	(529,271)
Inventories	(217,249)	77,447
Prepaid expenses and other current assets	(148,037)	(562,974)
Deposits and other non-current assets	9,195	(19,733)
Increase (decrease) in:
Accounts payable	(612,382)	(336,870)
Accrued expenses	(180,250)	(672,311)

Net cash used in operating activities	(2,259,009)	(5,614,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(725,819)	(235,898)
Release of restricted cash	—	350,077
Patent costs	(11,551)	—
Purchase of other assets	—	(166,667)

Net cash used in investing activities	(737,370)	(52,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(125,000)	(925,155)
Repayment of capital lease obligations	—	(2,852)
Net proceeds from short-term notes	920,000	—

Net cash provided by (used in) financing activities	795,000	(928,007)

Net effect of exchange rate changes on cash	(14,794)	—

NET DECREASE IN CASH	(2,216,173)	(6,595,448)

Cash, beginning of period	3,039,941	10,708,807

Cash, end of period	$823,768	$4,113,359

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,378	$756,719

Non-cash financing activities:
Equipment acquired through assumption of accounts payable	$1,000,000	$—
Common stock issued to settle convertible note obligations	2,650,180	97,343
Fair value of derivatives issued in conjuction with debt and equity financing	1,268,486	—
Common stock issued as settlement of obligations of discontinued operations	1,344,000	—
The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) under Article 8-03 of Regulation S-X for interim financial reporting. Certain information and footnote disclosures normally included in the annual consolidated financial statements of Converted Organics Inc. (the “Company”) have been condensed or omitted. In the Company’s opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results as of and for the three month interim periods ended March 31, 2011 and 2010.
     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K as of and for the year ended December 31, 2010.
NATURE OF OPERATIONS
     Converted Organics Inc. and its subsidiaries (collectively the “Company”) utilize innovative clean technologies to establish and operate environmentally friendly businesses. The Company is dedicated to creating a cleaner, greener future, and operates using sustainable business practices that support this vision. The Company operates in three business areas: Organic Fertilizer, Industrial Wastewater Treatment and Vertical Farming.
     Organic Fertilizer: The Company operates a processing facility that converts food waste and other raw materials into all-natural fertilizers, biostimulants, and soil amendment products.
     Industrial Wastewater Treatment: Utilizing an innovative wastewater treatment process, Converted Organics’ Industrial Wastewater Resources business (“IWR”) provides a means of treating aqueous waste streams. This technology, which can use waste heat and renewable energy as fuel, produces only two byproducts: clean water vapor and landfill-appropriate solid residuals.
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
     Converted Organics of Woodbridge, LLC, (the “Woodbridge facility”), is a New Jersey limited liability company and wholly-owned subsidiary of the Company, which was formed for the purpose of owning, constructing and operating the Company’s facility in Woodbridge, New Jersey. During 2010, the Company discontinued operations at the Woodbridge plant. The Company has reported the results of operations of Converted Organics of Woodbridge, LLC as discontinued operations within the consolidated financial statements (See Note 5).
     Converted Organics of Rhode Island, LLC, is a Rhode Island limited liability company and majority-owned subsidiary of the Company, which was formed in July 2008 for the purpose of developing a facility at the Rhode Island central landfill. Converted Organics of Rhode Island, LLC has not had any activity since its formation.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)
NATURE OF OPERATIONS (Continued)
     Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly-owned subsidiary of the Company, was formed for the purpose of hiring a sales force and adding a poultry litter-based fertilizer product to the Company’s existing product lines. The Company does not expect to have operating activity in this subsidiary during 2011.
     TerraSphere Inc. (“TerraSphere”), a Delaware corporation and a wholly-owned subsidiary of the Company, was formed for the purpose of acquiring the membership interests of TerraSphere Systems LLC (“TerraSphere Systems”). On November 12, 2010, TerraSphere acquired a 95% membership interest in TerraSphere Systems (See Note 4). TerraSphere Systems has two subsidiaries; wholly owned PharmaSphere, LLC (“PharmaSphere”) and majority owned TerraSphere Systems Canada, Inc. (“TerraSphere Canada”). PharmaSphere’s business plan is to utilize TerraSphere Systems’ patented technology for the production of high value biocompounds sourced from plants and used as active pharmaceutical ingredients and for the production of transgenic plants (genetically engineered plants) for the biotechnology market. PharmaSphere has a wholly-owned subsidiary PharmaSphere Worcester, LLC, which was formed to build a facility in Worcester, Massachusetts utilizing PharmaSphere’s business plan. The building of the facility has not commenced. PharmaSphere has no revenue to date. TerraSphere Canada, located in Vancouver, British Columbia, operates the research and manufacturing facility for TerraSphere and is eighty-five percent owned by TerraSphere Systems.
     On December 30, 2010, Converted Organics, Inc. purchased a majority ownership interest of the vertical farming entity, GoLocalProduceRI, LLC located in Rhode Island, marking its entrance into the vertical farming industry as owners and operators of what is expected to be the first TerraSphere facility in the United States (See Note 4).
PRINCIPLES OF CONSOLIDATION
     The accompanying consolidated financial statements include the balances of Converted Organics Inc. and its wholly-owned subsidiaries, Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC, Converted Organics of Mississippi, LLC, TerraSphere Inc. and its majority-owned subsidiaries Converted Organics of Rhode Island, LLC and GoLocalProduceRI, LLC. The minority-owned interests in its subsidiaries are included in the Company’s consolidated financial statements as noncontrolling interests. All intercompany transactions and balances have been eliminated in consolidation.
RECLASSIFICATIONS
     As a result of the Woodbridge facility operations being discontinued during the third quarter of 2010, certain items of the comparative interim period have been reclassified as discontinued operations. These reclassifications have no affect on previously reported net income.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 2 — MANAGEMENT’S PLAN OF OPERATIONS
     As reflected in the consolidated financial statements, the Company incurred a net loss of approximately $1.8 million for the three months ended March 31, 2011, and as of March 31, 2011 has an accumulated deficit of approximately $102 million and a working capital deficiency of $7.6 million. During 2010, the Company discontinued the operations at its Woodbridge facility, acquired a license to treat Industrial Waste Water and acquired the TerraSphere business. In addition, the Company currently has manufacturing capabilities at its Gonzales facility as a means to generate revenues and cash. Although the Gonzales facility is currently cash flow positive, the anticipated costs associated with corporate overhead and for the operations of TerraSphere will cause the Company to have negative cash flow in 2011. In addition, the Company feels that it will require cash, either through financing or equity transactions, in order to build out the IWR and TerraSphere projects planned for 2011. The Company believes that if it achieves planned sales from its Gonzales facility, establishes additional operational Industrial Wastewater sites, and completes the construction of a TerraSphere facility, then the Company will become cash flow positive in the future.
     Presently, the Company’s liquidity is limited to its cash on hand at March 31, 2011 and the $3.5 million that the Company received on April 20, 2011 as a result of the sale of notes under a financing agreement entered into on April 1, 2011 (see Note 13). In addition, on February 28, 2011 the Company received shareholder approval to permit an investor to exercise certain of its warrants, which could provide the Company with an additional $4.9 million. However, since receiving shareholder approval the Company’s stock price has closed at both above and below the exercise price of these warrants, and it is not likely that any warrants would be exercised unless the price of its stock was greater than the exercise price of the warrants. There is no assurance that the investor will exercise the warrants in the near term, and as such, the Company may not receive these necessary funds.
     If the Company does not receive additional funds in excess of the amount of cash on hand, whether as a result of the exercise of the warrants issued in its December 2010 financing, or otherwise, the Company will not be able to continue its operations. Even in the event that the Company does receive additional funds, there is no guarantee that such funds will be sufficient to continue operations. At this time the Company does not have any commitments for additional financing, and there is no assurance that capital in any form will be available to the Company on terms and conditions that are acceptable or at all. The Company projects net cash out flows of approximately $350,000 per month, and therefore based on the current cash on hand the Company has sufficient cash to operate until the end of 2011, however, that would not allow the Company to expend cash on IWR, TerraSphere or Fertilizer capital projects.
NOTE 3 — NEW ACCOUNTING STANDARDS
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010. The Company will apply ASU 2010-28 on a prospective basis.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 3 — NEWLY ACCOUNTING STANDARDS (Continued)
     In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805)” (“ASU 2010-29”). ASU 2010-29 is intended to address diversity in practice regarding pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-28 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010. The Company will apply on a prospective basis.
NOTE 4 — ACQUISITIONS
TERRASPHERE SYSTEMS LLC
     On November 12, 2010, the Company acquired 95% of the membership interests of TerraSphere Systems LLC. The acquisition will enable the Company to license TerraSphere’s patented Growth System, which is a system of modules and processes for growing plants in a controlled environment. The system uses and controls precise combinations of light, water, nutrition, gravity, centrifugal forces, and gasses to produce growing conditions that can be controlled and manipulated to result in desired plant growth and maximum crop production.
GoLocalProduceRI, LLC
     On December 30, 2010, the Company acquired 83.34% of GoLocalProduceRI, LLC, marking its entrance into the vertical farming industry as owners and operators of what is expected to be the first TerraSphere facility in the United States.
     The unaudited pro forma consolidated financial information for the three months ended March 31, 2010 as though the above acquisitions had been completed at the beginning of the interim period is as follows:

For the Three Months
Ended March 31, 2010

Revenue	$2,544,009
Net loss	$(6,000,008)
Net loss per share, basic and diluted	$(0.11)
Weighted-average shares	56,389,068

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 5 — DISCONTINUED OPERATIONS
     In 2010, the Company discontinued operations at its facility in Woodbridge, New Jersey. The following table summarizes the components of the loss from discontinued operations:

	For the Three Months Ended March 31,
	2011	2010

Revenue from discontinued operations	$—	$147,949

Loss from discontinued operations	$(499)	$(1,909,291)

     The Company does not expect to have any continuing cash flows from operations associated with the Woodbridge facility.
     The following table provides the assets and liabilities of the Woodbridge facility, classified as discontinued operations, in the consolidated balance sheets dated March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Accounts receivable, net	$—	$14,500

Assets of discontinued operations	$—	$14,500

Accounts payable	$828,712	$837,606
Accrued expenses	77,874	1,571,874
Other liabilities	28,773	28,773

Liabilities of discontinued operations	$935,359	$2,438,253

     On January 25, 2011, the Company paid cash of $150,000 and issued 3.2 million shares of Company common stock with a fair value of $1,344,000 in payment for consulting services accrued at December 31, 2010 related to the settlement of certain Woodbridge obligations. The Company is actively working with its creditors to settle the liabilities outstanding at March 31, 2011.
NOTE 6 — FAIR VALUE MEASUREMENTS
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
NOTE 6 — FAIR VALUE MEASUREMENTS (Continued)
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
     The Company’s liabilities that are reported at fair value in the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010 were as follows:

		Balance
	Level of Hierarchy	March 31, 2011	December 31, 2010

Derivative warrants and anti-dilution provision liabilities	Level 3	$6,953,753	$8,675,619
     The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the three months ended March 31, 2011:

Balance, beginning of period	$(8,675,619)
Settlements	592,569
Issuances	(1,268,486)
Net gains	2,397,783

Balance, end of period	$(6,953,753)

     The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, for which carrying amounts approximate fair value.
NOTE 7 — INVENTORIES
     The Company’s inventories consisted of the following at:

	March 31, 2011	December 31, 2010

Finished goods	$301,068	$104,690
Raw materials	42,587	21,716

Total inventories	$343,655	$126,406

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 8 — DEBT
TERM NOTES
     In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed a note payable from a third party in the amount of $350,000, with a fixed interest rate of 15% per annum. On March 9, 2011, the Company entered into an agreement whereby in consideration of receiving a lump sum cash payment of $125,000, the third party released and discharged the Company from all obligations under the note.
NOTE PAYABLES — RELATED PARTY
     In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed unsecured note payables to William Gildea, Secretary of the Company and to Edward Gildea, President of the Company, which each have an interest rate of 10% per annum. The principal amounts due totaled $72,351 at March 31, 2011 and December 31, 2010.
CONVERTIBLE NOTES PAYABLE
     On December 17, 2010, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain institutional investors (the “Buyers”) whereby, the Company agreed to sell to the Buyers certain notes and warrants. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to the Buyers convertible notes in the aggregate original principal amount of $4,990,000 (the “Notes”), which are convertible into shares of common stock. These Notes are to be purchased by Buyers in two tranches, the first of which involved the sale of Notes in the aggregate original principal amount of $3,939,473 (the “Initial Notes”). The Initial Notes are non interest bearing and were issued with an original issue discount of approximately 4.8%. The Company recorded the initial fair values of the conversion feature and the warrants up to the proceeds of the note ($3,750,000) as a discount on the Note which will be amortized ratably over the six-month term.
     On March 7, 2011 the second tranche of the sale of Notes was completed in the aggregate original principal amount of $1,050,527 (the “Additional Notes”) and was completed upon the satisfaction of the conditions to closing set forth in the Purchase Agreement. The Additional Notes were issued with an original issue discount of approximately 4.8%, and the proceeds from the Additional Notes were $1,000,000, with proceeds net of costs totaling $920,000. The Additional Notes are not interest bearing, unless the Company is in default on the Notes, in which case the Additional Notes carry an interest rate of 18% per annum. At March 31, 2011, the carrying value of the December 17, 2010 and March 7, 2011 convertible debt totaled $247,717.
     The Notes are initially convertible into shares of Common Stock at a conversion price of $1.00 per share, provided that if the Company makes certain dilutive issuances (with limited exceptions), the conversion price of the Notes will be lowered to the per share price for the dilutive issuances. The Company also has the right, at its option, to permit the holder of the Notes to convert at a lower price specified by the Company for a period specified by the Company. The Company is required to repay the Notes in six equal installments commencing February 1, 2011 (with respect to the Initial Notes) and six equal installments commencing April 8, 2011 (with respect to the Additional Notes), either in cash or in shares of is common stock. If the Company chooses to utilize shares of its common stock for the payment, the Company must make an irrevocable decision to use shares 22 trading days prior to the installment payment date, and the value of its shares will be equal to the lower of (i) the conversion price then in effect and (ii) 85% of the average of the three lowest closing sale prices of its common stock during the 20 trading day period prior to payment of the installment amount. If the Company chooses to make an installment payment in shares of its common stock, it must make a pre-installment payment of shares to the Note holder 20 trading days prior to the applicable installment date based on the value of its shares during the 20 trading days preceding the delivery of the notice to elect to pay in its shares.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 8 — DEBT (Continued)
CONVERTIBLE NOTES PAYABLE (Continued)
     On the installment date, to the extent the Company owes the Note holder additional shares in excess of the pre-installment shares to satisfy the installment payment, it will issue the Note holder additional shares, and to the extent the Company has issued excess shares, such shares will be applied to future payments. Through March 31, 2011, the Company has issued 7,006,000 shares of its common stock in satisfaction of loan repayments.
     If an event of default occurs under the Notes, the Company must redeem the Notes in cash at the greater of 135% of the unconverted principal amount or 135% of the greatest equity value of the shares of common stock underlying the Notes from the date of the default until the redemption is completed. The conversion price of the Notes is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of the Notes may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our Common Stock.
     In connection with the sale of convertible notes and the issuance of the associated warrants to purchase common stock on March 7, 2011, the Company established a debt discount equal to the full amount of the notes, which reflects the original issue discount, the relative fair value of the warrants to the debt and reflects that the debt is classified as a derivative liability as the ability to repay the note in cash is deemed not to be within the Company’s control and the number of shares required to settle the obligation is not determinable. The total debt discount recognized was $1,050,526 and the interest expense recognized in addition to that amount was $268,486. The discount is being amortized over the term of the convertible notes. In addition, certain financing costs associated with the notes have been recorded as deferred financing costs and are being amortized over the term of the notes.
NOTE 9 — DERIVATIVE INSTRUMENTS
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
     The Series B Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expire on November 28, 2011. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 4,990,000 shares (warrants to purchase 3,939,473 shares of Common Stock were issued at the Initial Closing and a warrant to purchase 1,050,527 shares of Common Stock were issued at the Additional Closing which occurred on March 7, 2011) at an initial exercise price of $1.00 per share. If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants will adjust to the average of the Installment Conversion Prices used to repay the Initial Notes. The floor price for the exercise price of the Series B Warrants is $0.345. The number of shares underlying the Series B Warrants will adjust whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $4,990,000 ($3,939,473 for the Series B Warrants issued in the Initial Closing and $1,050,527 for the Series B Warrants issued at the Additional Closing). As of the March 31, 2011, the exercise price of the Series B Warrants is $0.345 per share and there are 14,463,768 shares underlying the Series B Warrants.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 9 — DERIVATIVE INSTRUMENTS (Continued)
     The Series A and Series C Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and have a five year term. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 2,495,000 shares (warrants to purchase 1,969,737 shares of common stock were issued at the Initial Closing and warrants to purchase 525,263 shares of common stock were issued at the Additional Closing which occurred on March 7, 2011) at an initial exercise price of $1.00 per share. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 2,495,000 shares (warrants to purchase 1,969,737 shares of common stock were issued at the Initial Closing and warrants to purchase 525,263 shares of common stock were issued at the Additional Closing) at an exercise price of $1.00 per share; provided that the Series C Warrants may only be exercised by each holder in the same proportion as such holder has already exercised its Series B Warrants.
     If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the Installment Conversion Prices used to repay the Initial Notes. As of the March 31, 2011, the exercise price of the Series A Warrants and Series C Warrants is $0.312 per share.
     As of March 31, 2011, the Company has recognized the following warrants as derivative instruments:

			Outstanding at
	Class/		December 31,		Excercised	Outstanding at	Excercisable at	Fair Value at
Issue Date	Series	Price	2010	Issued	or Canceled	March 31, 2011	March 31, 2011	March 31, 2011
May 7, 2009	Class C	$1.00	885,000	—	—	885,000	885,000	$157,718
May 7, 2009	Class D	$1.02	415,000	—	—	415,000	415,000	$73,552
September 8, 2009	Class G	$1.25	2,500,000	—	—	2,500,000	2,500,000	$488,841
April 22, 2010	Class I	$1.06	1,163,362	—	—	1,163,362	—	$251,118
December 17, 2010 *	Series A	$1.00	1,969,737	525,263	—	2,495,000	2,495,000	$686,702
December 17, 2010 *	Series B	$1.00	3,939,474	10,524,296	—	14,463,770	14,463,770	$1,866,559
December 17, 2010 *	Series C	$1.00	1,969,737	525,263	—	2,495,000	2,495,000	$686,702

*	Includes warrants issued on March 7, 2011
     The Company also recognized certain conversion features issued in conjunction with debt as derivative instruments:

		Outstanding at
		December 31,		Excercised	Outstanding at	Excercisable at	Fair Value at
Issue Date	Price	2010	Issued	or Canceled	March 31, 2011	March 31, 2011	March 31, 2011
December 17, 2010	$1.00	14,283,980	—	6,426,174	7,857,806	7,857,806	$1,437,262
March 7, 2011	$1.00	—	3,344,281	—	3,344,281	3,344,281	$611,699
     The warrants and conversion features above were revalued at March 31, 2011 using a binomial lattice pricing model using certain assumptions related to the probability of exercise and the following:

Risk free interest rate	0.16% - 2.55%
Dividend yield	-0-
Average Volatility	113.20%
Expected term	3 months to 5 years

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 9 — DERIVATIVE INSTRUMENTS (Continued)
     In addition to the above derivative transactions, on November 12, 2010, the Company completed the acquisition of TerraSphere Systems LLC, where it determined that as a result of an anti-dilution provision included in the purchase agreement, certain additional shares may have to be issued. The Company estimated that approximately 2,040,000 shares could be issued and classified the anti-dilution provision as a derivative liability. As of March 31, 2011 the Company revalued the derivative liability to $693,600 based on the closing share price of the stock on that date.
     The derivative liability reflected on the consolidated balance sheet at March 31, 2011 totaled $6,953,753 and the derivative gain for the three month period ended March 31, 2011 was $2,397,783.
NOTE 10 — STOCKHOLDERS’ EQUITY
STOCK ISSUANCES
     On January 25, 2011 the Company issued 3,200,000 shares of its common stock to a consultant satisfying a $1,344,000 accrued for services rendered in connection with the settlement of certain Woodbridge obligations.
     On February 23, 2011, the Company issued 2,165,000 restricted shares at $0.37 ( the closing price as of the date of issuance) to certain employees under the Amended and Restated 2006 Stock Option Plan. The statement of operations and comprehensive loss for the period ended March 31, 2011 includes a charge of $801,050 for this compensation.
     During the three month period ended March 31, 2011 the Company issued 7,006,000 shares of its common stock in satisfaction of loan repayments which reduced the balance on the convertible notes by $2,057,611.
WARRANTS
     In addition to the warrants classified as derivatives, the Company has also recognized certain warrants as equity instruments.
     The following table sets forth the outstanding warrants classified as equity instruments as of March 31, 2011:

		Outstanding at				Outstanding at	Excercisable at
Warrants	Price	December 31, 2010	Issued	Excercised	Canceled	March 31, 2011	March 31, 2011
Class B	$11.00	2,648,029	—	—	—	2,648,029	2,648,029
Class E	$1.63	1,500,000	—	—	—	1,500,000	1,500,000
Class F	$1.25	585,000	—	—	—	585,000	585,000
Class H	$1.30	17,250,000	—	—	—	17,250,000	17,250,000
Class J	$0.54	1,623,333	—	—	—	1,623,333	1,623,333
Class K	$0.54	1,157,407	—	—	—	1,157,407	1,157,407
     In the event all outstanding warrants are exercised, including those classified as derivatives and those classified as equity, the Company has adequate shares authorized to meet these obligations.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 10 — STOCKHOLDERS’ EQUITY (Continued)
STOCK OPTIONS
     There was no stock option activity for the three month period ended March 31, 2011.
NOTE 11 — SEGMENT REPORTING
     The Company has three lines of business, which are (1) organic fertilizer, (2) vertical farming and (3) industrial wastewater treatment and based on the nature of products and services offered, the Company has determined each line of business is a reportable segment at March 31, 2011.
     The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. There were no intersegment sales for the three months ended March 31, 2011. The discreet financial information presented below as of and for the three month period ended March 31, 2011:

			Industrial	Corporate and
	Organic Fertilizer	Vertical Farming	Wastewater	Eliminations	Consolidated

Revenues	$644,000	$—	$95,176	$—	$739,176
Operating loss (1)	(82,001)	(599,441)	(2,823)	(1,635,338)	(2,319,603)
Depreciation and amortization(2)	105,089	161,297	5,556	149,109	421,051
Interest expense(3)	—	6,642		2,267,820	2,274,462

Net loss	(82,001)	(381,080)	(2,823)	(1,334,568)	(1,800,472)

Total assets (4)	3,744,506	12,354,315	2,108,468	991,607	19,198,896
Goodwill	—	1,667,957	—	—	1,667,957
Property and equipment additions	123,564	2,255	1,600,000	—	1,725,819

(1)	Operating loss of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.

(2)	Depreciation and amortization expense associated with property and equipment, intangibles and deferred financing fees. Corporate amortization expense relates to deferred financing fees.

(3)	Corporate interest expense is primarily related to amortization of discounts on convertible notes payable.

(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, prepaid expenses, certain other assets and deferred financing costs.

As of March 31, 2010, the Company was a single reportable segment.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 12 — LEGAL PROCEEDINGS
     The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf except as follows.
     On December 11, 2008, the Company received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of the Company’s Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, the Company filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from the Company’s alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, the Company filed its answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. Plaintiff filed a Motion for Class Certification on June 22, 2010, which was denied on November 22, 2010. On March 3, 2011, the court denied the Company’s motion for partial summary judgment. On March 25, 2011, some individual investors filed a new complaint against the Company asserting similar claims to those in the Leeseberg litigation. On March 25, 2011, a number of other investors filed a new complaint against Converted Organics. The Court consolidated this case with the existing lawsuit and, on May 12, 2011, Plaintiffs filed an Amended Complaint. The Company plans to vigorously defend these matters and is unable to estimate any losses that may be incurred as a result of this litigation and new complaint and upon their eventual disposition. Accordingly, no loss has been recorded related to these matters.
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
     On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and its alleged, intentional failure to disclose to adjacent property owners the possibility of the facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. On June 8, 2010, Lefcourt Associates, Ltd re-filed their lawsuit but before a different court, the Chancery Division in Bergen County. The Company filed a motion to transfer the action back to the original court in Middlesex County, which was granted and sought to have the lawsuit dismissed, which was granted in part on August 27, 2010. The Court limited the plaintiff’s claims to the events in part that occurred after the dismissal of the prior action. The case was recently transferred to the Law Division and a trial date as to damages is currently scheduled for June 6, 2011. The Company plans to vigorously defend this matter and is unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded related to this matter.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 13 — SUBSEQUENT EVENTS
     On April 1, 2011, the Company entered into a financing agreement whereby it sold $3,850,000 of convertible notes to an investor. These notes are payable in six monthly installments commencing on August 1, 2011 and have an original issue discount of $350,000. Upon receiving shareholder approval the notes may be converted into shares of the Company’s common stock. In addition, pursuant to the terms of the Purchase Agreement, the Company issued to the Buyers warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants”, and (iii) “Series C Warrants”.
     During April 2011, the Company issued 2,771,699 restricted shares of its common stock and 3,046,699 options to purchase common stock to employees under its stock option plan. The Company will record compensation expense in the quarter ended June 30, 2011 of $1,388,745 relating to these issuances.
     From April 1, 2011 to May 16, 2011, the Company issued 9,712,897 shares of its common stock in order to reduce the balance due on the convertible note agreement entered into on December 17, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated interim financial statements and related notes to the consolidated interim financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2010. Actual results could differ materially from these forward-looking statements. Converted Organics Inc. is sometimes referred to herein as “we”, “us”, “our” and the “Company”.
Introduction
     Converted Organics Inc. (the “Company” or “COIN”) has three lines of business, (1) organic fertilizer, (2) vertical farming and (3) industrial wastewater treatment. Based on the nature of products and services offered, the Company has determined that all three lines of business are reportable segments at March 31, 2011.
     The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. There were no intersegment sales for the three months ended March 31, 2011. The discreet financial information presented below is for the three month period ended March 31, 2011.

	Organic	Vertical	Industrial	Corporate and
	Fertilizer	Farming	Wastewater	Eliminations	Consolidated

Revenues	$644,000	$—	$95,176	$—	$739,176
Operating loss (1)	(82,001)	(599,441)	(2,823)	(1,635,338)	(2,319,603)
Depreciation and amortization(2)	105,089	161,297	5,556	149,109	421,051
Interest expense(3)	—	6,642	—	2,267,820	2,274,462
Net loss	(82,001)	(381,080)	(2,823)	(1,334,568)	(1,800,472)
Total assets (4)	3,744,506	12,354,315	2,108,468	991,607	19,198,896
Goodwill	—	1,667,957	—	—	1,667,957
Property and equipment additions	123,564	2,255	1,600,000	—	1,725,819

(1)	Operating loss of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.

(2)	Depreciation and amortization expense associated with property and equipment, intangibles and deferred financing fees. Corporate amortization expense relates to intangible asset technological know-how.

(3)	Corporate interest expense is primarily related to amortization of discounts on convertible notes payable.

(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, prepaid expenses, certain other assets, and deferred financing costs.
     Revenues are attributable to geographic areas based on the locations of the customers, which are primarily within the continental United States. The fertilizer segment derived approximately $370,000 or 50% of its revenues from four customers and the industrial wastewater segment derived 100% of its revenue from one customer for the three months ended March 31, 2011.
     As of March 31, 2010, the Company was a single reportable segment.
     Our operating structure is composed of our parent company, Converted Organics Inc. and the subsidiaries listed below. Cash flow at the corporate level includes management and public company expenses, revenues and expenses associated with the Industrial Wastewater Resources (“IWR”) segment, and the revenues and costs of producing and selling the outsourced dry product fertilizer product. It is the intention of management to transfer the operations of IWR and the dry fertilizer product to a subsidiary level when business volumes become appropriate. The current subsidiaries of COIN are as follows:
•	Converted Organics of California, LLC, a wholly-owned subsidiary of COIN, which includes the operation of our Gonzales, California facility.

•	Converted Organics of Woodbridge, LLC, a wholly-owned subsidiary of COIN, which includes the discontinued operation of our Woodbridge, New Jersey facility.

•	Converted Organics of Mississippi, LLC, a wholly-owned subsidiary of COIN, established for the purpose of adding a poultry litter-based fertilizer product to the Company’s existing product lines.

•	Converted Organics of Rhode Island, LLC, a 92.5% owned subsidiary of COIN , which currently has no operating activity and which was originally established to include the operation of a previously planned fertilizer facility in Rhode Island. On February 25, 2010, we signed a letter of intent with the non-controlling member in Converted Organics of RI to sell substantially all of the assets and assign a limited select amount of liabilities of Converted Organics of RI. This entity is currently inactive.

•	TerraSphere Inc. (“TerraSphere Inc”), a Delaware C corporation and wholly owned subsidiary of COIN, was established to hold COIN’s investment in TerraSphere Systems LLC (“Systems LLC”) in which COIN acquired a 95% interest on November 12, 2010. Systems LLC owns 85% of TerraSphere Canada, LLC and 100% of Pharmasphere LLC, which in turn owns 100% of PharmaSphere Worcester, LLC. COIN’s acquisition of its interest in Systems LLC was approved by our shareholders at a special meeting held on September 16, 2010.

•	GoLocalProduceRI, LLC, a 83.34% owned subsidiary of COIN, which we acquired on December 30, 2010 for the purpose of building and operating a TerraSphere facility.
Organic Fertilizer Business
     We operate a processing facility (Gonzales, CA) that uses food and agricultural waste as raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sale to our agribusiness market. During the first quarter of 2011 we also contracted with a third party manufacturer and packager to produce an 8-1-4 dry fertilizer product. This product was manufactured for the purpose of continuing to supply our established retail and turf management customers that were previously serviced by our Woodbridge, NJ facility, which closed in 2010.

Converted Organics of California, LLC — Gonzales Facility
     The Gonzales facility is our production facility that services a strong West Coast agribusiness customer base through established distribution channels. This facility uses our proprietary technology and process known as High Temperature Liquid Composting, or HTLC ®, which processes various biodegradable waste products into liquid and food waste-based fertilizer and a limited amount of solids that could be further processed into a useable form for use in agriculture, retail, and professional turf markets.
     The Gonzales facility began to generate positive cash flow in June 2009 and has continued to do so through March 2011. For the three month period ended March 31, 2011, the Gonzales facility generated revenues of $564,000 and had a positive gross margin of $184,000, or 33% (based on no allocation of corporate overhead). We plan to continue to improve this operating margin by maximizing the production capacity at the facility, as discussed below, by generating tip fees from receiving additional quantities of solid food waste for processing and by reducing the amount of raw material and freight costs currently associated with the production process. We estimate that the plant, in its current configuration and based on current market prices, has the capacity to generate monthly sales in the range of $350,000 to $400,000. In addition, we have plans to triple production capacity of the Gonzales plant and further modify it to enable production of both liquid and solid fertilizers. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing, but have delayed the upgrades which would allow us to produce dry product due to a lack of market demand for a dry product within the area the Gonzales facility serves. As we will have to obtain the proper building permits for continued expansion, further development of the Gonzales facility will be delayed until additional market research has been completed and those permits are obtained. If sales increase above the current per month level, we expect the additional cash flow from the Gonzales facility will be used to offset operating expenses at the corporate level.
     In addition to sales of fertilizer product from our Gonzales facility, we sold approximately $80,000 of dry fertilizer product for the three month period ended March 31, 2011. We produced this dry 8-1-4 product using a third party manufacturer in order to supply product to our major retail customer and landscaping customers. Through March 31, 2011 we have produced enough of this fertilizer to supply a further $130,000 of orders, which will ship during the second quarter or 2011.
Industrial Wastewater Treatment Business
     In March 2010, we began to operate an Industrial Wastewater Resources (IWR) division of the Company to leverage our exclusive license of the LM-HT ® Concentrator technology for the treatment of industrial wastewater (IW). Due to its unique, energy efficient design, the LM-HT ® Concentrator provides a highly cost-effective alternative to traditional IW treatment technology. Once the LM-HT ® Concentrators are installed, we plan to apply for carbon credits and government grants based on the technology’s ability to reduce carbon emissions and energy consumption through its use of waste heat and renewable energy as thermal fuel.
     On March 23, 2010, we entered into a loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The loan agreement required us to advance $500,000 to HTP in three monthly installments that commenced upon signing of the loan. The outstanding principal balance of the loan is due if either a change of control of HTP or the completion by HTP of a financing in excess of $10 million occurs on or before June 30, 2012. In consideration for entering into the loan agreement, we were granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT ® Concentrator technology in the U.S. industrial wastewater market. The IW market involves the treatment of waters that have been contaminated by anthropogenic industrial or commercial activities, prior to their reuse or release into the environment. The LM-HT ® Concentrator reduces carbon emissions compared to traditional technologies by using waste heat and renewable energy as thermal fuel. We have hired a senior executive in the wastewater processing industry and have begun to develop plans to operate our Industrial Wastewater Resources division. On July 30, 2010, we signed a letter of intent with Spirit Services, Inc. to jointly develop an energy and IW treatment facility using our exclusively licensed technology to evaporate IW at a facility in South Boston, Virginia. In addition we have entered into discussions with various parties to establish relationships to jointly develop IW treatment facilities at certain established waste treatment facilities in the United States. Such relationships are in the development stage and we expect to build upon them, as well as secure new partnerships in 2011.

     IWR currently operates an industrial wastewater concentrator on Glenwood Springs Landfill Enterprise’s South Canyon Landfill in Glenwood Springs, CO as a result of an agreement signed on January 11, 2011. This facility is designed to treat 15,000 gallons of aqueous waste per day and is fueled by the combustion of biomass diverted from disposal in the landfill. Among the IWs to be treated by the plant are septic, wash waters, process waters, man-camp wastewaters, and wastewaters from oil and gas exploration activities. Under this agreement we are paid a per gallon fee for the amount of IW that we treat, less labor costs to operate the unit and a marketing fee to generate IW delivered to the facility. In addition, we own the evaporator unit and are responsible for repairing and maintaining it. As of January 2011 we began to generate revenue under this agreement from South Canyon Landfill’s traditional method of wastewater treatment as we waited for conditional air permits. Such permits were received in March 2011, at which time we paid $600,000 of the $1.6 million purchase price of the evaporator and the unit commenced operations. For the three months ended March 31, 2011 we recorded revenues of approximately $95,000 and gross margin of approximately $69,000 or 72% from treatment of industrial waste water at this facility.
     Our plan to increase business and revenues for IWR is to seek out municipal and industrial locations to locate our owned evaporator units and to charge a per gallon fee to treat industrial wastewater. We plan to follow the current agreement model where we would pay for labor, repairs and marketing (if required) at the location. We will have to seek specific project financing for each evaporator unit. Presently, we are in discussion with four potential owners of locations where an evaporator unit could be located. We expect that in 2011, if we are able to secure project financing, we will be able to begin operations on a second evaporator unit, in addition to the one being operated at the Glenwood Springs Landfill.
Vertical Farming Business
     On May 20, 2010, we formed TerraSphere Inc., a Delaware C corporation and a wholly owned subsidiary of the Company, for the purpose of acquiring the membership interests of TerraSphere Systems LLC (“Systems LLC”). On July 6, 2010, a membership interest purchase agreement was entered into by the Company, TerraSphere Inc., Systems LLC, and the members of Systems LLC, pursuant to which we agreed to acquire the membership interests of Systems LLC. The maximum total shares that could be issued for Systems LLC is estimated to be 34,166,667 shares of our common stock, which includes earn-out share payments of up to 14,603,175 shares of our common stock. Pursuant to the purchase agreement, the acquisition was approved by our shareholders on September 16, 2010, and the Company acquired 95% of the membership interest of Systems LLC on November 12, 2010. We agreed to issue up to 32,777,778 shares of our common stock to the members of Systems LLC in exchange for 95% of the units of Systems LLC, subject to certain anti-dilution adjustments. Of these shares, 18,174,603 shares were issued on November 12, 2010, the closing of the acquisition, and the remainder of the shares will be issued if TerraSphere achieves four milestones. As of the filing date of this report, only one of the four milestones, TerraSphere’s collection of $2.0 million of its accounts receivable by February 28, 2011, was subject to measurement. This milestone was not met, and as a result we will not issue the 1,825,397 shares of our common stock associated with that milestone. Two of three remaining milestones (market capitalization and gross margin), are to be measured as of December 31, 2011, and the final milestone (gross margin) is to be measured at December 31, 2012. On December 30, 2010 we also acquired an 83.34% ownership in GoLocalProduceRI, LLC (an independent TerraSphere licensee) for the purpose of building and owning a TerraSphere facility.
     Systems LLC is in the business of designing, building, and operating highly efficient and scalable systems, featuring a patented, proprietary technology that utilizes vertically-stacked modules to house rows of plants, which are then placed perpendicular to an interior light source to grow pesticide and chemical-free organic fruits and vegetables. Due to a controlled, indoor environment, the system generates fresh produce year-round in any location or climate world-wide.
     The following pro forma condensed statement of operations information is presented to illustrate the effects upon the quarter ended March 31, 2010 had the acquisitions of TerraSphere and GoLocalProduceRI been completed on January 1, 2010. The pro forma presentation is based upon available information and certain assumptions that we believe are reasonable. The unaudited supplemental pro forma information does not purport to represent what the Company’s results of operations would actually have been had these transactions in fact occurred as of the dates indicated above or to project the Company’s results of operations for the period indicated or for any other period.

For the Quarter Ended
March 31,
2010
Revenue	$2,544,009
Net loss	$(6,000,008)
Net loss per share, basic and diluted	$(0.11)
Weighted average common shares outstanding	56,389,068
Recent Financing Activities
December 17, 2010 and March 7, 2011 Notes and Warrants
     On December 17, 2010, we entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors whereby we agreed to sell to the investors convertible notes in the aggregate original principal amount of $4,990,000 (the “Notes”), which are convertible into shares of our common stock. The Notes were issued with an original issue discount of approximately 4.8%, and the purchase price of the Notes was $4,750,000. The Notes are not interest bearing, unless we are in default on the Notes, in which case the Notes carry an interest rate of 18% per annum. On December 17, 2010 we sold to the Buyer $3,940,000 of the Notes and on March 7, 2011 we sold the investors the remaining $1,050,000 of the notes. We were required to repay the Notes in six equal installments commencing February 1, 2011, with respect to $3.94 million of the Notes, and April 8, 2011, with respect to $1.05 million of the Notes, either in cash or in shares of our common stock. If we choose to utilize shares of our common stock for the payment, the value of our shares will be equal to the lower of (i) the conversion price then in effect or (ii) 85% of the average of the three lowest closing sale prices of our common stock during the 20 trading day period prior to payment of the installment amount. We also have the right, at our option, to permit the holder of the Notes to convert at a lower price specified by us for a period specified by us.
     In addition, we also issued to the investors warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants”, and (iii) “Series C Warrants” (collectively, the “Warrants”).
     The Series B Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expire on November 28, 2011. The Series B Warrants provided that the holders were initially entitled to purchase an aggregate of 4,990,000 shares at an initial exercise price of $1.00 per share. The Series B Warrants were also subject to certain protections against certain dilutive issuances (with limited exceptions), and the exercise price of the Series B Warrants was subject to adjustment to the average of the conversion prices used to repay the Notes discussed above. The floor price for the exercise price of the Series B Warrants is $0.34 and the number of shares underlying the Series B Warrants adjusts whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $4,990,000. As of the date hereof, the exercise price of the Series B Warrants is $0.345 per share and there are 14,463,768 shares underlying the Series B Warrants.
     The Series A and Series C Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and have a five year term. Should we make certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the conversion prices used to repay the Notes as discussed above. As of the date hereof, the exercise price of the Series A Warrants and Series C Warrants is $0.312 per share.

April 1, 2011 Notes and Warrants
     On April 1, 2011, we entered into a Securities Purchase Agreement with an institutional investor whereby we agreed to sell to the investor a convertible note in the aggregate original principal amount of $3,850,000 (the “Note”), which is convertible into shares of our common stock. The Note was issued with an original issue discount of approximately 9.1%, and the proceeds from the Note was $3,500,000. The Note is not interest bearing, unless we are in default on the Note, in which case the Note carries an interest rate of 18% per annum.
     The Note is initially convertible into shares of common stock at a conversion price of $0.40 per share, provided that if we make certain dilutive issuances (with limited exceptions), the conversion price of the Note will be lowered to the per share price for the dilutive issuances. We are required to repay the Note in five equal installments commencing July 31, 2011, either in cash or in shares of our common stock. If we choose to utilize shares of our common stock for the payment, we must make an irrevocable decision to use those shares 23 trading days prior to the installment payment date, and the value of our shares will be equal to 85% of the average of the three lowest closing sale prices of our common stock during the 20 trading day period prior to payment of the installment amount (the “Installment Conversion Price”). If we choose to make an installment payment in shares of common stock, we must make a pre-installment payment of shares (the “Pre-Installment Shares”) to the Note holder 20 trading days prior to the applicable installment date based on the value of our shares equal to 85% of the average of the three lowest closing sale prices of our common stock during the 20 trading day period prior to payment of the installment amount. On the installment date, to the extent we owe the Note holder additional shares in excess of the Pre-Installment Shares to satisfy the installment payment, we will issue the Note holder additional shares, and to the extent we have issued excess shares, such shares will be applied to future payments. If an event of default occurs under the Note, we must redeem the Note in cash at the greater of 135% of the unconverted principal amount or 135% of the greatest equity value of the shares of common stock underlying the Note from the date of the default until the redemption is completed.
     The conversion price of the Note is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of the Note may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.
     Pursuant to the terms of the Purchase Agreement, we also agreed to issue to the Buyer warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants” and (iii) “Series C Warrants” (collectively, the “Warrants”).
     The Series B Warrants are exercisable six months and one day after issuance and expire nine months after the date we obtain shareholder approval to issue in excess of 20% of our common stock for the April financing and to permit us to adjust the exercise price of the Series A and Series C Warrants. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 9,143,750 shares at an initial exercise price of $0.4125 per share. If we make certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants will adjust to the average of the Installment Conversion Prices used to repay the Note (see above for a discussion of the Note installment payments). The floor price for the exercise price of the Series B Warrants is $0.34. The number of shares underlying the Series B Warrants will adjust whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $3,771,797.
     To the extent we enter into a fundamental transaction (as defined in the Series B Warrants and which include, without limitation, our entering into a merger or consolidation with another entity, our selling all or substantially all of our assets, or a person acquiring 50% of our common stock), we have agreed to purchase the Series B Warrants from the holders at their Black-Scholes value.
     If our common stock trades at a price at least 200% above the Series B Warrants exercise price for a period of 10 trading days at any time after we obtain shareholder approval (as discussed above), we may force the exercise of the Series B Warrants if we meet certain conditions.

     The Series A and Series C Warrants are exercisable six months and one day after issuance and have a five year term commencing on the initial exercise date. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 4,812,500 shares at an initial exercise price of $0.40 per share. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 4,343,285 shares at an initial exercise price of $0.425 per share. If on the expiration date of the Series B Warrants, a holder of such warrant has not exercised such warrant for at least 50% of the shares underlying such warrant, we have the right to redeem from such holder its Series C Warrant for $1,000 under certain circumstances.
     If we make certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the Installment Conversion Prices used to repay the Note (see above for a discussion of the Note installment payments). Until we obtain shareholder approval (as discussed above), the floor price of the Series A and Series C Warrants is $0.34. The number of shares underlying the Series A and Series C Warrants will not be adjusted due to an adjustment of the exercise price pursuant to the preceding two sentences.
     To the extent we enter into a fundamental transaction (as defined in the Series A and Series C Warrants and which include, without limitation, our entering into a merger or consolidation with another entity, our selling all or substantially all of our assets, or a person acquiring 50% of our common stock), we have agreed to purchase the Series A and Series C Warrants from the holder at their Black-Scholes value.
     The exercise price of all the Warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the Warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock. The Note may not be converted if the total number of shares that would be issued would exceed 19.99% of our common stock on the date the Purchase Agreement was executed prior to our receiving shareholder approval (as discussed above).
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
     We also plan to grow both our TerraSphere and Industrial Wastewater Resources Divisions. Through the TerraSphere acquisition, our plan is to expand our business into the market of building highly efficient systems for growing pesticide and chemical-free, organic fruits and vegetables in controlled indoor environments. TerraSphere’s clean technology helps to promote the sustainable consumption of natural resources by accelerating plant production and maximizing crop yields, while improving environmental footprints through the reduction of carbon emissions and fuel use associated with traditional crop production and distribution. Also, we will continue to grow our Industrial Wastewater Resources Division by working to form industry and/or project-based partnerships that utilize our exclusively licensed, irrevocable technology to treat industrial wastewaters.
     We have developed smaller capacity operating units, namely the Scalable Modular AeRobic Technology (SMART) units that are suitable for processing 5 to 50 tons of waste per day. The semi-portable units are capable of operating indoors or outdoors and may be as sophisticated or as basic in design and function as the owner/user requires. The SMART units will be delivered to jobsites in pre-assembled, pre-tested components, and will include a license to use the HTLC technology. Our target market is users who seek to address waste problems on a smaller scale than would be addressed by a large processing facility. Our plan contemplates that purchasers of the SMART units would receive tip fees for accepting waste and would sell fertilizer and soil amendment products in the markets where their units operate. We plan to market and sell the SMART units in both the United States and abroad. We have also begun the development of a licensing program, under which we will license to third parties, the right to use our proprietary HTLC technology. The licensing program consists of a know-how license, which could be complemented with SMART unit sales so that any individual or entity buying a SMART unit would also receive a license agreement to use our technology. We are working to patent our process and technology and anticipate that we will expand upon the licensing program when the necessary patent registrations are achieved. To date, we have had neither sales of these units nor licenses.
Trends and Uncertainties Affecting our Operations
     We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as we expect. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. In addition, a significant part of our growth strategy is based upon generating revenues from both our Industrial Wastewater business and from the acquisition of TerraSphere Systems, both of which are in early stages of development. This strategy requires licensees to raise the funding necessary to construct facilities, which has proven difficult. Furthermore our plan calls for raising additional debt and/or equity financing to construct additional operating facilities. Currently there has been a slowdown in lending in both the equity and bond markets which may hinder our ability to raise the required funds.
Liquidity and Capital Resources
     At March 31, 2011, we had total current assets of approximately $2.4 million consisting primarily of cash, accounts receivable, inventory and prepaid assets and had current liabilities of approximately $10.0 million, consisting primarily of convertible notes payable, accounts payable, derivative liabilities and liabilities from discontinued operations leaving us with negative working capital of approximately $7.6 million. Non-current assets totaled approximately $16.8 million and consisted primarily of property and equipment and intangible assets. Non-current liabilities consist of derivative liabilities totaling approximately $3.0 million at March 31, 2011. We have an accumulated deficit at March 31, 2011 of approximately $102 million. Owners’ equity at March 31, 2011 was approximately $6.2 million. For the three months ended March 31, 2011, we generated revenues from continuing operations of approximately $739,000 as compared to revenue from continuing operations of $712,000 for the same period in 2010.
     Although the California fertilizer business is currently cash flow positive and the closing of the Woodbridge facility in the third quarter of 2010 will save us approximately $6.0 million per year in net cash expenditures, we believe that we will continue to have negative cash flow from operations in 2011 due to the costs associated with corporate operations and funding the operations of TerraSphere. In addition, we believe that we will require additional cash to finance capital growth activities in order to build out the IWR and TerraSphere projects planned for 2011. We believe that if we achieve planned sales from our California facility, establish additional operational Industrial Wastewater sites, and complete the construction of a TerraSphere facility, then we can become cash flow positive in the future. In order to achieve these goals, however, we will need significant additional financing for which we have no commitments.
     Presently, our liquidity is limited to our cash on hand at March 31, 2011 and the $3.5 million that we received on April 20, 2011 as a result of the sale of convertible notes under a financing agreement entered into on April 1,

2011. In addition, in connection with our December 2010 financing, we have warrants outstanding that if exercised could provide us with an additional $4.9 million. However, since receiving shareholder approval our stock price has closed at both above and below the exercise price of these warrants, and it is not likely that any warrants would be exercised unless the price of our stock was greater than the exercise price of the warrants. There is no assurance that the holders of the warrants will exercise the warrants in the near term, and as such, we may not receive these funds.
     If we do not receive additional funds in excess of the amount of cash on hand, whether as a result of the exercise of outstanding warrants issued in our December 2010 financing, or otherwise, we will not be able to continue our operations. We have projected our net cash out flows to be approximately $350,000 per month, and therefore, based on the cash on hand as of the filing date of this report, we have sufficient cash to operate until the end of 2011 assuming we expend no cash on future IWR, TerraSphere, or fertilizer capital projects. However, as our business strategy involves growing our IWR and TerraSphere divisions, we expect that we will require additional cash prior to the end of 2011. At this time, we do not have any commitments for additional financing, and there is no assurance that capital in any form will be available to us on terms and conditions that are acceptable or at all.
Results of Continuing Operations
Revenue
     Our revenues from continuing operations for the three month period ended March 31, 2011, was $739,000 compared to $712,000 for the same period ended March 31, 2010. The various components are described below.
     Revenue from fertilizer was $644,000 for the three month period ended March 31, 2011 ($565,000 for liquid fertilizer from Gonzales and $79,000 from the outsourced dry fertilizer) compared to $595,000 for the same period ended March 31, 2010. This increase of $49,000 in revenues is due to an increase in the sale of dry product produced by an out side vendor of $79,000 offset by a decrease in sales at the Gonzales facility of $30,000. We feel that the slight decrease in sales from Gonzales is immaterial based on the time of year and our expectations for increased sales in 2011 over 2010 will be achieved as we enter the active selling season. We expect sales from our dry product being produced by an outside vendor at a negative margin will continue through the second quarter of 2011, but as this program was initiated to satisfy two large customers who historically only purchase product in the first half of the year.
     Converted Organics of Mississippi, formed in January 26, 2010, generated revenues of $117,000 during the first quarter of 2010. In the first quarter of 2011, this entity had no revenue as the Company that we purchased the product from has filed for bankruptcy protection and the product is no longer available.
     The Industrial Wastewater Resources segment of our business recognized revenues in the amount of $96,000 in the three month period ended March 31, 2011. This segment had no revenues in 2010, as it was in the start up phase of operations.
     Our TerraSphere segment did not report any revenues for the three month period ended March 31, 2011. TerraSphere continues to seek opportunities whereby it will generate license revenues from new licensees, generate equipment revenues from current licensees, and is also seeking financing to complete a production facility in Rhode Island, whereby we would generate revenues from the sale of produce. We do expect to generate revenues from TerraSphere in 2011.
Cost of Goods Sold
     For the three month period ended March 31, 2011, we had cost of goods of approximately $504,000 compared to $565,000 for the same period in 2010. The decrease in cost of goods sold is detailed below.
     Cost of goods sold related to fertilizer at the Gonzales facility was approximately $380,000 for the three months ended March 31, 2011, leaving an operating margin of $184,000 or 33%, compared to cost of goods of

$498,000 for the same period in 2010 and an operating margin of 16% . This favorable variance is due to decreased materials and production costs in the first quarter of 2011.
     Cost of goods for our dry fertilizer product (produced by an outside supplier) was approximately $98,000 for the three months ended March 31, 2011, leaving an operating margin of negative 22%. There was no comparable activity in 2010. We expect that this negative trend will continue as we undertook this line of business in order to satisfy the requirements of two major customers that we did not want to lose due to the closure of our New Jersey facility.
     Cost of goods for our IWR segment was $26,000 for the three months ended March 31, 2011 leaving an operating margin of 73%. There was no comparable activity in 2010 as the business was in the start of operations.
General and Administrative Expenses
     General and administrative expenses for the three month period ended March 31, 2011 were approximately $2.3 million compared to approximately $3.8 million for the same period in 2010. The decrease of approximately $1.5 million is primarily comprised of a $700,000 non-cash decrease in compensation expense, as stock options were not granted in the three months ended March 31, 2011, but were in the months ended March 31, 2010; a decrease in marketing costs of $550,000; and a decrease in professional fees of $250,000 associated with acquisition activity.
Interest Expense
     Interest expense for the three months ended March 31, 2011 was approximately $2.3 million compared to approximately $4,000 for the same period in 2010. This increase of approximately $2.3 million is directly associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.
Derivative gain (loss)
     For the three months ended March 31, 2011, we had a derivative gain of approximately $2.4 million compared to a derivative loss of approximately $635,000 for the same period in 2010. This is a non-cash gain and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, and included in an anti-dilution provision related to shares issued in the TerraSphere acquisition. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative gain (loss).
Results of Discontinued Operations
     On July 30, 2010, the Company temporarily halted production at its Woodbridge facility in order to undertake steps to lower its cost structure at the Woodbridge facility. Specifically, the Company attempted to negotiate more favorable terms under its operating lease and to lower certain utility costs. The Company was unable to lower such costs and therefore, management determined that the Company could not sustain the negative cash flow from the Woodbridge facility and discontinued operations at the Woodbridge plant in the third quarter of 2010.
The following table summarizes the components of the loss from discontinued operations:

	For the Three Months Ended March 31,
	2011	2010

Revenue from discontinued operations	$—	$147,949

Loss from discontinued operations	$(499)	$(1,909,291)

     The Company does not expect to have any continuing cash flows from operations associated with the Woodbridge facility.
     The following table provides the assets and liabilities of the Woodbridge facility, classified as discontinued operations, in the consolidated balance sheets dated March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

Accounts receivable, net	$—	$14,500

Assets of discontinued operations	$—	$14,500

Accounts payable	$828,712	$837,606
Accrued expenses	77,874	1,571,874
Other liabilities	28,773	28,773

Liabilities of discontinued operations	$935,359	$2,438,253

     On January 25, 2011, the Company paid cash of $150,000 and issued 3.2 million shares of Company common stock with a fair value of $1,344,000 in payment for consulting services accrued at December 31, 2010 related to the settlement of certain Woodbridge obligations. The Company is actively working with its creditors to settle the liabilities outstanding at March 31, 2011.
Critical Accounting policies
     The following is a brief discussion of our critical accounting policies and methods, and the judgments and estimates used by us in their application:
Revenue Recognition
     Our organic fertilizer operation generates revenues from two sources: product sales and tip fees. Product sales revenue comes from the sale of fertilizer products. Tip fee revenue is derived from waste haulers who pay us fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors and hospitality venues such as hotels, restaurants, convention centers and airports. The IWR operation generates revenue by setting up treatment systems on customers’ sites and processing their wastewater on a price-per-gallon basis. Our vertical farming operation is expected to derive its revenue from licensing fees and royalties, as well as the sale of equipment and expects future revenue from operating facilities using our patented technology.
     Revenue is recognized when all of the following criteria are met:
•	Persuasive evidence of a sales arrangement exists;

•	Delivery of the product has occurred;

•	The sales price is fixed or determinable; and

•	Collectability is reasonably assured.
     In those cases where all four criteria are not met, the Company defers recognition of revenue until the period in which these criteria are satisfied. Revenue is generally recognized upon shipment of product for our fertilizer business, and for TerraSphere we expect to recognize technology license revenue immediately upon completed performance if the term of exclusive technology licenses is equal to the life of the associated intellectual property, otherwise license revenue would be recognized over the term of the license.
     We recognize deferred revenue when payment has been received for product sales but the revenue recognition criteria have not been met. In addition, we defer revenue when payment has been received for future services to be provided.
Share-Based Compensation
     We account for equity instruments exchanged for services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 Compensation — Stock Compensation (“ASC 718”) regarding share-based compensation. Under the provisions of ASC 718, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period.
Long-Lived Assets
     We account for our long-lived assets (excluding goodwill) in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”), which requires that long-lived assets and certain intangible assets be reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as technological changes or significantly increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using an undiscounted cash flow model. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.
Goodwill
     We evaluate the carrying value of goodwill during the fourth quarter of each year and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. No events or change in circumstances occurred that would impair the carrying value of goodwill for the three month period ended March 31, 2011.
Intangible Assets
     We account for intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other (“ASC 350”), which requires that intangible assets with finite lives, such as our license and patents, be capitalized and amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets deemed to have indefinite lives are not amortized and are subject to impairment testing annually or whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. This testing compares carrying values to fair values and when appropriate, the carrying value of these assets is reduced to fair value. During the three month period ended March 31, 2011, there was no impairment on intangible assets deemed to have indefinite lives.
Derivative Instruments
     We account for derivative instruments in accordance with ASC 815 Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2011 and December 31, 2010, we did not have any derivative instruments that were designated as hedges.
Discontinued Operations
     We discontinued the operations of our Woodbridge facility during the third quarter of 2010. Assets and liabilities related to the Woodbridge facility have been classified as discontinued operations on the consolidated balance sheets at March 31, 2011 and December 31, 2010, and its operations have been classified as loss from discontinued operations on the consolidated statements of operations and comprehensive loss for the periods ended March 31, 2011 and 2010.
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
Item 4. Controls and Procedures
     Under the supervision, and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures were effective such that the material information required to be filed in our SEC reports is recorded, processed, summarized and reported within the required time periods specified in the SEC rules and forms. This conclusion was based on the fact that the Principal Executive Officer and Principal Financial Officer have had complete access to all records and financial information.
     There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On December 11, 2008, we received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, we filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from our alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, we filed our answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. Plaintiff filed a Motion for Class Certification on June 22, 2010, which was denied on November 22, 2010. On March 3, 2011, the court denied our motion for partial summary judgment. On March 25, 2011, some individual investors filed a new complaint against us asserting similar claims to those in the Leeseberg litigation. On March 25, 2011, a number of other investors filed a new complaint against Converted Organics. The Court consolidated this case with the existing lawsuit and, on May 12, 2011, Plaintiffs filed an Amended Complaint. We plan to vigorously defend these matters and are unable to estimate any losses that may be incurred as a result of this litigation and new complaint and upon their eventual disposition. Accordingly, no loss has been recorded related to these matters.

     Related to the above matter, in December 2009, we filed a complaint in the Superior Court of Massachusetts for the County of Suffolk, captioned Converted Organics Inc. v. Holland & Knight LLP. We claim that in the event we are required to pay any monies to Mr. Leeseberg and his proposed class in the matter of Gerald S. Leeseberg, et al. v. Converted Organics, Inc., that Holland & Knight should make us whole, because its handling of the registration of the securities at issue in the Leeseberg lawsuit caused any loss that Mr. Leeseberg and other putative class members claim to have suffered. Holland & Knight has not yet responded to the complaint. Holland and Knight has threatened to bring counterclaims against Converted Organics for legal fees allegedly owed, which we would contest vigorously. On May 12, 2010, the Superior Court stayed the proceedings, pending resolution of the Leeseberg litigation. At this early stage in the case, the Company is unable to predict the likelihood of an unfavorable outcome, or estimate any related loss.
     On May 19, 2009, we received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from our Woodbridge facility and our alleged, intentional failure to disclose to adjacent property owners the possibility of our facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. On June 8, 2010, Lefcourt Associates, Ltd re-filed their lawsuit but before a different court, the Chancery Division in Bergen County. We filed a motion to transfer the action back to the original court in Middlesex County, which was granted and we sought to have the lawsuit dismissed, which was granted in part on August 27, 2010. The Court limited the plaintiffs’ claims to the events in part that occurred after the dismissal of the prior action. The case was recently transferred to the Law Division and a trial date as to damages is currently scheduled for June 6, 2011. We plan to vigorously defend this matter and are unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded related to this matter.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In January 2011, we issued 3,200,000 restricted shares of our common stock to Chardan Capital Markets, LLC, an accredited investor, for consulting services accrued at December 31, 2010 related to the settlement of certain Woodbridge obligations. The common stock was issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. On January 6, 2011, we issued 1,371,428 shares of restricted common stock to purchase the majority interest ownership of the vertical farming entity, GoLocalProduceRI, LLC from one accredited investor. The common stock was issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.
Item 3. Defaults upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information.
     None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Agreement between the Registrant and South Canyon Waste Systems, LLC, dated January 10, 2011

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.
Date: May 16, 2011	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer , Principal Executive Officer

Date: May 16, 2011	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration and Principal Accounting Officer