Form 10-Q
period 2011-06-30
Converted Organics Inc.
filed 2011-08-15
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 11, 2011, there were 141,619,062 shares of our common stock outstanding.

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3
Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 and 2010 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity for the six month period ended June 30, 2011 (unaudited)	5
Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010 (unaudited)	6
Notes to Consolidated Interim Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31
PART II. OTHER INFORMATION	31
Item 1. Legal Proceedings	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. [Removed and Reserved]	32
Item 5. Other Information	32
Item 6. Exhibits	33
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1. Financial Statements
CONVERTED ORGANICS INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011
	(Unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$1,828,309	$3,039,941
Accounts receivable, net	1,075,509	579,946
Inventories	207,874	126,406
Prepaid expenses and other assets	311,725	251,589
Deferred financing costs, net	196,366	276,667
Current assets of discontinued operations	—	14,500

Total current assets	3,619,783	4,289,049

Deposits and other non-current assets	567,642	575,596
Property and equipment, net	2,994,822	1,477,589
Goodwill	1,668,369	1,667,957
Intangible assets, net	11,200,277	11,629,265

Total assets	$20,050,893	$19,639,456

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Term note payable	$—	$350,000
Notes payable — related party	72,351	72,351
Accounts payable	2,279,278	2,393,388
Accrued expenses	642,263	656,412
Convertible notes payable, net of unamortized discount	1,194,680	306,404
Obligation to issue shares	287,500	1,560,715
Derivative liabilities — current	1,803,116	5,199,572
Liabilities of discontinued operations	674,800	2,438,253

Total current liabilities	6,953,988	12,977,095

Derivative liabilities	1,009,514	3,476,047

Total liabilities	7,963,502	16,453,142

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 stated value, authorized 10,000,000 shares	13,281,000	17,500,000
Common stock, $.0001 par value, authorized 500,000,000 shares at June 30, 2011 and 250,000,000 shares at December 31, 2010	12,746	8,547
Additional paid-in capital	99,470,282	85,555,990
Accumulated deficit	(101,090,877)	(100,453,292)
Accumulated other comprehensive loss	(12,659)	(1,109)

	11,660,492	2,610,136
Noncontrolling interests	426,899	576,178

Total stockholders’ equity	12,087,391	3,186,314

Total liabilities and stockholders’ equity	$20,050,893	$19,639,456

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three month periods ended		Six month periods ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues	$1,429,710	$1,245,183	$2,168,886	$1,957,059

Cost of goods sold	953,959	871,573	1,458,426	1,437,049

Gross profit	475,751	373,610	710,460	520,010

Operating expenses
Selling, general and administrative expenses	3,801,637	2,557,101	6,118,811	6,400,805
Research and development	152	79,800	16,023	141,650
Amortization of intangible assets	221,375	72,002	442,642	144,004

	4,023,164	2,708,903	6,577,476	6,686,459

Loss from continuing operations	(3,547,413)	(2,335,293)	(5,867,016)	(6,166,449)

Other income/(expenses)
Other income	21,930	251	28,953	532
Gain on value of obligation to issue shares	1,108,929	—	1,273,215	—
Gain on settlement of debt	—	—	225,000	—
Derivative gain	6,851,730	1,133,883	9,249,513	498,728
Interest expense	(3,565,784)	(7,155)	(5,840,246)	(11,528)

	4,416,805	1,126,979	4,936,435	487,732

Income (loss) from continuing operations before provision for income taxes	869,392	(1,208,314)	(930,581)	(5,678,717)

Provision for income taxes	—	—	—	—

Net income (loss) from continuing operations	869,392	(1,208,314)	(930,581)	(5,678,717)

Income (loss) from discontinued operations	146,970	(2,117,106)	146,471	(4,026,396)

Net income (loss)	1,016,362	(3,325,420)	(784,110)	(9,705,113)

Net loss attributable to noncontrolling interests	(85,530)	—	(146,525)	—

Net income (loss) attributable to Converted Organics Inc. before other comprehensive loss	1,101,892	(3,325,420)	(637,585)	(9,705,113)

Other comprehensive loss:
Foreign currency translation adjustment	(3,808)	—	(14,304)	—

Comprehensive income (loss)	1,098,084	(3,325,420)	(651,889)	(9,705,113)

Comprehensive loss attributable to noncontrolling interests	(734)	—	(2,754)	—

Comprehensive income (loss) attributable to Converted Organics Inc.	$1,098,818	$(3,325,420)	$(649,135)	$(9,705,113)

Earnings (loss) per share, basic
Continuing operations	$0.01	$(0.03)	$(0.01)	$(0.15)
Discontinued operations	—	(0.05)	—	(0.10)

	$0.01	$(0.08)	$(0.01)	$(0.25)

Earnings (loss) per share, diluted
Continuing operations	$(0.02)	$(0.03)	$(0.01)	$(0.15)
Discontinued operations	—	(0.05)	—	(0.10)

	$(0.02)	$(0.08)	$(0.01)	$(0.25)

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011
(UNAUDITED)

							Accumulated
	Preferred Stock Series A		Common Stock				Other			Total
	Shares Issued and		Shares Issued and		Additional	Accumulated	Comprehensive		Non-Controlling	Stockholders'
	Outstanding	Amount	Outstanding	Amount	Paid-in Capital	Deficit	Loss	Total	Interests	Equity
Balance, December 31, 2010	17,500	$17,500,000	85,468,127	$8,547	$85,555,990	$(100,453,292)	$(1,109)	$2,610,136	$576,178	$3,186,314
Common stock issued to settle convertible notes obligations	—	—	25,445,599	2,545	6,049,427	—	—	6,051,972	—	6,051,972
Common stock issued as compensation	—	—	5,065,699	506	1,557,319	—	—	1,557,825	—	1,557,825
Issuance of employee stock options	—	—	—	—	669,444	—	—	669,444	—	669,444
Issuance of common stock as payment of expenses	—	—	508,333	51	76,199	—	—	76,250	—	76,250
Issuance of common stock as payment to settle obligations of discontinued operations	—	—	3,200,000	320	1,343,680	—	—	1,344,000	—	1,344,000
Issuance of common stock for conversion of preferred stock	(4,219)	(4,219,000)	7,769,798	777	4,218,223	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(11,550)	(11,550)	(2,754)	(14,304)
Net loss	—	—	—	—	—	(637,585)	—	(637,585)	(146,525)	(784,110)

Balance, June 30, 2011	13,281	$13,281,000	127,457,556	$12,746	$99,470,282	$(101,090,877)	$(12,659)	$11,660,492	$426,899	$12,087,391

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six month periods ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(784,110)	$(9,705,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense of intangibles and other assets	780,573	167,838
Depreciation and amortization of property and equipment	130,461	879,123
(Recovery of) provision for losses on accounts receivable	(75,875)	—
Amortization of discounts on notes payable	5,558,287	—
Interest expense in connection with issuance of convertible debt	268,486	—
Common stock issued as compensation	1,557,825	160,050
Common stock issued as payment of expenses	76,250	—
Stock option compensation expense	669,444	1,299,152
Obligations to issue shares revaluation	(1,273,215)	—
Gain on settlement of debt	(225,000)	—
Gain on settlements of accounts payable	(164,348)	—
Loss on write-down of construction costs	113,543	—
Derivative gain	(9,249,513)	(498,728)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(405,188)	(930,538)
Inventories	(81,468)	235,229
Prepaid expenses and other current assets	(49,885)	(659,611)
Deposits and other non-current assets	(1,045)	(34,705)
Increase (decrease) in:
Accounts payable	(967,118)	190,772
Accrued expenses	(242,042)	78,650

Net cash used in operating activities	(4,363,938)	(8,817,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(937,958)	(364,356)
Patent costs	(13,654)	—
Purchase of other assets	—	(500,000)

Net cash used in investing activities	(951,612)	(864,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(125,000)	(1,368,133)
Repayment of capital lease obligations	—	(5,769)
Net proceeds from exercise of options	—	34,000
Net proceeds from stock offering	—	2,366,360
Net proceeds from short-term notes	4,245,000	—

Net cash provided by financing activities	4,120,000	1,026,458

Net effect of exchange rate changes on cash	(16,082)	—

NET DECREASE IN CASH	(1,211,632)	(8,655,779)

Cash, beginning of period	3,039,941	10,708,807

Cash, end of period	$1,828,309	$2,053,028

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,603	$788,396

Non-cash financing activities:
Equipment acquired through assumption of accounts payable	$817,547	$—
Common stock issued to settle convertible notes and derivative obligations	6,051,972	194,343
Fair value of derivatives issued in conjuction with debt and equity financing	4,667,269	968,096
Common stock issued as settlement of obligations of discontinued operations	1,344,000	—
The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS
     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) under Article 8-03 of Regulation S-X for interim financial reporting. Certain information and footnote disclosures normally included in the annual consolidated financial statements of Converted Organics Inc. (the “Company”) have been condensed or omitted. In management’s opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results for the periods presented.
     The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in Converted Organics, Inc.’s Form 10-K as of and for the year ended December 31, 2010.
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
     A summary of the Company’s subsidiaries is as follows:
     Converted Organics of California, LLC (the “Gonzales facility”), is a California limited liability company and wholly-owned subsidiary. The Gonzales facility operates a plant in Gonzales, California, in the Salinas Valley and produces approximately 25 tons of organic fertilizer per day, which is sold primarily to the California agricultural market. The Gonzales facility employs a proprietary method called High Temperature Liquid Composting (“HTLC”). The facility has been upgraded to enable it to accept larger amounts of food waste from waste haulers and may be upgraded, depending on demand, to have the capability to produce a dry product in addition to the current liquid fertilizer it produces.
     Converted Organics of Woodbridge, LLC, (the “Woodbridge facility”), is a New Jersey limited liability company and wholly-owned subsidiary, which was formed for the purpose of owning, constructing and operating the Company’s facility in Woodbridge, New Jersey. During 2010, the Company discontinued operations at the Woodbridge plant. The Company has reported the results of operations of Converted Organics of Woodbridge, LLC as discontinued operations within the consolidated financial statements (See Note 5).
     Converted Organics of Rhode Island, LLC, is a Rhode Island limited liability company and majority-owned subsidiary, which was formed in July 2008 for the purpose of developing a facility at the Rhode Island central landfill. Converted Organics of Rhode Island, LLC has not had any activity since its formation.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)
NATURE OF OPERATIONS (Continued)
     Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly-owned subsidiary, was formed for the purpose of hiring a sales force and adding a poultry litter-based fertilizer product to the Company’s existing product lines. The Company does not expect to have operating activity in this subsidiary during 2011.
     TerraSphere Inc. (“TerraSphere”), a Delaware corporation and a wholly-owned subsidiary, was formed for the purpose of acquiring the membership interests of TerraSphere Systems LLC (“TerraSphere Systems”). On November 12, 2010, TerraSphere acquired a 95% membership interest in TerraSphere Systems (See Note 4). TerraSphere Systems has two subsidiaries; wholly owned PharmaSphere, LLC (“PharmaSphere”) and majority owned TerraSphere Systems Canada, Inc. (“TerraSphere Canada”). PharmaSphere’s business plan is to utilize TerraSphere Systems’ patented technology for the production of high value biocompounds sourced from plants and used as active pharmaceutical ingredients and for the production of transgenic plants (genetically engineered plants) for the biotechnology market. PharmaSphere has a wholly-owned subsidiary PharmaSphere Worcester, LLC, which was formed to build a facility in Worcester, Massachusetts utilizing PharmaSphere’s business plan. The building of the facility has not commenced. PharmaSphere has no revenue to date. TerraSphere Canada, located in Vancouver, British Columbia, operates the research and manufacturing facility for TerraSphere and is eighty-five percent owned by TerraSphere Systems.
     On December 30, 2010, Converted Organics, Inc. purchased a majority ownership interest of the vertical farming entity, GoLocalProduceRI, LLC located in Rhode Island, marking its entrance into the vertical farming industry as owners and operators of what is expected to be the first TerraSphere facility in the United States (See Note 4).
PRINCIPLES OF CONSOLIDATION
     The accompanying consolidated financial statements include the balances of Converted Organics Inc. and its wholly-owned subsidiaries, Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC, Converted Organics of Mississippi, LLC, TerraSphere Inc. and its majority-owned subsidiaries Converted Organics of Rhode Island, LLC and GoLocalProduceRI, LLC. The minority-owned interests in its consolidated subsidiaries are included in the Company’s consolidated financial statements as noncontrolling interests. All intercompany transactions and balances have been eliminated in consolidation.
RECLASSIFICATIONS
     As a result of the Woodbridge facility operations being discontinued during the third quarter of 2010, certain items of the comparative interim period have been reclassified as discontinued operations. These reclassifications have no affect on previously reported net loss.
NOTE 2 — MANAGEMENT’S PLAN OF OPERATIONS
     As reflected in the consolidated financial statements, the Company incurred a net loss of approximately $784,000 for the six months ended June 30, 2011, and as of June 30, 2011 has an accumulated deficit of approximately $101.1 million and a working capital deficiency of approximately $3.3 million. During 2010, the Company discontinued the operations at its Woodbridge facility, acquired a license to treat Industrial Waste Water and acquired the TerraSphere business. In addition, the Company currently has manufacturing capabilities at its Gonzales facility as a means to generate revenues and cash. Although the Gonzales facility is currently cash flow positive, the anticipated costs associated with corporate overhead and for the operations of TerraSphere will cause the Company to have negative cash flow in 2011. In addition, the Company feels that it will require cash, either through financing or equity transactions, in order to build out the IWR and TerraSphere projects planned for 2011. The Company believes that if it achieves planned sales from its Gonzales facility, establishes additional operational Industrial Wastewater sites, and completes the construction of a TerraSphere facility, then the Company will become cash flow positive in the future.
     Presently, the Company’s liquidity is limited to its cash on hand at June 30, 2011. In addition, on February 28, 2011 the Company received shareholder approval to permit an investor to exercise certain of its warrants, which could provide the Company with an additional $4.9 million. However, since receiving shareholder approval the Company’s stock price has closed at both above and below the exercise price of these warrants, and it is not likely that any warrants would be exercised unless the price of its stock was greater than the exercise price of the warrants. There is no assurance that the investor will exercise the warrants in the near term, and as such, the Company may not receive these necessary funds.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 2 — MANAGEMENT’S PLAN OF OPERATIONS (Continued)
     If the Company does not receive additional funds, whether as a result of the exercise of the warrants issued in its December 2010 financing, or otherwise, the Company will not have sufficient cash to be able to continue its operations. Even in the event that the Company does receive additional funds, there is no guarantee that such funds will be sufficient to continue operations. At this time the Company does not have any commitments for additional financing, and there is no assurance that capital in any form will be available to the Company on terms and conditions that are acceptable or at all. On July 1, 2011, the Company initiated certain overhead and salary reductions and projects net cash out flows to be approximately $350,000 per month, and therefore based on the current cash on hand the Company believes that it has sufficient cash to operate until the end of 2011, however, that would not allow the Company to expend cash on IWR, TerraSphere or Gonzales facility capital projects.
NOTE 3 — NEW ACCOUNTING STANDARDS
     In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”) which will supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively.
     In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income” (“ASU No. 2011-05”) which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The amendments require that all nonowner changes in stockholders’ equity must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively.
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
     The unaudited pro forma consolidated financial information including continuing and discontinued operations for the three and six month periods ended June 30, 2010 as though the above acquisitions had been completed at the beginning of the interim period is as follows:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2010
Revenue	$4,634,790	$7,118,799
Net loss	$(1,039,478)	$(7,039,486)
Net loss per share, basic and diluted	$(0.02)	$(0.13)
Weighted-average shares	56,038,773	57,077,419

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 5 — DISCONTINUED OPERATIONS
     In 2010, the Company discontinued operations at its facility in Woodbridge, New Jersey. The following table summarizes the components of the income (loss) from discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue from discontinued operations	$—	$580,425	$—	$728,374

Income (loss) from discontinued operations	$146,970	$(2,117,106)	$146,471	$(4,026,396)

     The Company recognized income from discontinued operations for the three and six month periods ended June 30, 2011 as a result of favorable settlements with certain of its creditors. The Company does not expect to have any continuing positive cash flows from operations associated with the Woodbridge facility.
     The following table provides the assets and liabilities of the Woodbridge facility, classified as discontinued operations, in the consolidated balance sheets dated June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Accounts receivable, net	$—	$14,500

Assets of discontinued operations	$—	$14,500

Accounts payable	$646,027	$837,606
Accrued expenses	—	1,571,874
Other liabilities	28,773	28,773

Liabilities of discontinued operations	$674,800	$2,438,253

     On January 25, 2011, the Company paid cash of $150,000 and issued 3.2 million shares of Company common stock with a fair value of $1,344,000 in payment for consulting services accrued at December 31, 2010 related to the settlement of certain Woodbridge obligations. The Company is actively working with its creditors to settle the remaining liabilities outstanding at June 30, 2011.
NOTE 6 — FAIR VALUE MEASUREMENTS
     The Company applies Accounting Standards Codification Topic 820 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.
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
     The Company’s balances that are reported at fair value in the accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010 were as follows:

	Level of	Balance
	Hierarchy	June 30, 2011	December 31, 2010
Obligations to issue shares	Level 1	$287,500	$1,560,715
Derivative warrants and anti-dilution provision liabilities	Level 3	2,812,630	8,675,619
     The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the three and six months ended June 30, 2011:

	Three months ended	Six months ended
Balance, beginning of period	$(6,953,753)	$(8,675,619)
Settlements	688,176	1,280,745
Issuances	(3,398,783)	(4,667,269)
Net gains	6,851,730	9,249,513

Balance, end of period	$(2,812,630)	$(2,812,630)

     The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible notes payable, for which carrying amounts approximate fair value.
NOTE 7 — INVENTORIES
     The Company’s inventories consisted of the following at:

	June 30,	December
	2011	31, 2010
Finished goods	$151,632	$104,690
Raw materials	56,242	21,716

Total inventories	$207,874	$126,406

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
NOTE PAYABLES — RELATED PARTY
     In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed unsecured note payables to William Gildea, Secretary of the Company and Edward Gildea, President of the Company, each of which have an interest rate of 10% per annum. The principal amount due totaled $72,351 at June 30, 2011 and December 31, 2010.
CONVERTIBLE NOTES PAYABLE
     On December 17, 2010, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain institutional investors (the “Buyers”) whereby, the Company agreed to sell to the Buyers certain notes and warrants. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to the Buyers convertible notes in the aggregate original principal amount of $4,990,000 (the “Notes”), which are convertible into shares of common stock. These Notes are to be purchased by Buyers in two tranches, the first of which involved the sale of Notes in the aggregate original principal amount of $3,939,473 (the “Initial Notes”). The Initial Notes are non interest bearing and were issued with an original issue discount of approximately 4.8%. The Company recorded the initial fair values of the conversion feature and the warrants up to the proceeds of the note ($3,750,000) as a discount on the Note which was amortized ratably over the six-month term.
     On March 7, 2011 the second tranche of the sale of Notes was completed in the aggregate original principal amount of $1,050,527 (the “Additional Notes”) and was completed upon the satisfaction of the conditions to closing set forth in the Purchase Agreement. The Additional Notes were issued with an original issue discount of approximately 4.8%, and the proceeds from the Additional Notes were $1,000,000, with proceeds net of costs totaling $920,000. The Additional Notes are not interest bearing, unless the Company is in default on the Notes, in which case the Additional Notes carry an interest rate of 18% per annum. At June 30, 2011, the carrying value of the December 17, 2010 convertible debt totaled $-0- and the March 7, 2011 convertible debt totaled $68.
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
On the installment date, to the extent the Company owes the Note holder additional shares in excess of the pre-installment shares to satisfy the installment payment, it will issue the Note holder additional shares, and to the extent the Company has issued excess shares, such shares will be applied to future payments. Through June 30, 2011, the Company has issued 25,445,599 shares of its common stock as loan repayments on the notes.
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

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 8 — DEBT (Continued)
CONVERTIBLE NOTES PAYABLE (Continued)
     In connection with the sale of convertible notes and the issuance of the associated warrants to purchase common stock on March 7, 2011, the Company established a debt discount equal to the full amount of the notes, which reflects the original issue discount, the relative fair value of the warrants to the debt and reflects that the debt is classified as a derivative liability as the ability to repay the note in cash is deemed not to be within the Company’s control and the number of shares required to settle the obligation is not determinable. The total debt discount recognized was $1,050,527 and the interest expense recognized in addition to that amount was $268,486. The discount is being amortized over the term of the convertible notes. In addition, certain financing costs associated with the notes have been recorded as deferred financing costs and are being amortized over the term of the notes.
On April 1, 2011, the Company entered into a Securities Purchase Agreement (“Agreement”) with an institutional investor (the “Buyer”) whereby, the Company agreed to sell to the Buyer certain notes and warrants. Pursuant to the terms of the Agreement, the Company agreed to sell to the Buyer convertible notes in the aggregate original principal amount of $3,850,000 (the “April Notes”), which are convertible into shares of common stock. The April Notes are non interest bearing and were issued with an original issue discount of approximately 9%. The Company recorded the initial fair values of the conversion feature and the warrants up to the gross proceeds of the note ($3,500,000) as a discount on the April Note which will be amortized ratably over the six-month term. Net proceeds of the note were $3,325,000. At June 30, 2011, the carrying value of the April note was $1,194,612 and the associated unamortized discount was $2,407,472.
     The April Notes are initially convertible into shares of Common Stock at a conversion price of $.40 per share, provided that if the Company makes certain dilutive issuances (with limited exceptions), the conversion price of the April Notes will be lowered to the per share price for the dilutive issuances. The Company also has the right, at its option, to permit the holder of the April Notes to convert at a lower price specified by the Company for a period specified by the Company. The Company is required to repay the April Notes in five equal installments commencing August 1, 2011. If the Company chooses to utilize shares of its common stock for the payment, the Company must make an irrevocable decision to use shares 23 trading days prior to the installment payment date, and the value of its shares will be equal to the lower of (i) the conversion price then in effect and (ii) 85% of the average of the three lowest closing sale prices of its common stock during the 20 trading day period prior to payment of the installment amount. If the Company chooses to make an installment payment in shares of its common stock, it must make a pre-installment payment of shares to the April Note holder 20 trading days prior to the applicable installment date based on the value of its shares during the 20 trading days preceding the delivery of the notice to elect to pay in its shares. On June 24, 2011, the Company filed a registration statement in order to issue shares of its common stock to make the required loan repayments. The registration statement has not yet been declared effective. On August 8, 2011, the Company amended the payment due dates on its April 1, 2011 convertible note. The lender has agreed to extend the first payment (originally due August 1, 2011) to the earlier of the date that the underlying registration statement becomes effective or until six months after the issuance of the note. In consideration of this amendment the Company has agreed to reprice certain of the warrants held by the lender to an exercise price of $.05.
     On the installment date, to the extent the Company owes the Note holder additional shares in excess of the pre-installment shares to satisfy the installment payment, it will issue the Note holder additional shares, and to the extent the Company has issued excess shares, such shares will be applied to future payments. Through June 30, 2011, the Company has not issued any shares of its common stock in satisfaction of loan repayments on the April notes.
     If an event of default occurs under the April Notes, the Company must redeem the Notes in cash at the greater of 135% of the unconverted principal amount or 135% of the greatest equity value of the shares of common stock underlying the Notes from the date of the default until the redemption is completed. The conversion price of the April Notes is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of the Notes may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our Common Stock.
     In connection with the sale of convertible notes and the issuance of the associated warrants to purchase common stock on April 1, 2011, the Company established a debt discount equal to the full amount of the notes, which reflects the original issue discount, the relative fair value of the warrants to the debt and reflects that the debt is classified as a derivative liability as the ability to repay the note in cash is deemed not to be within the Company’s control and the number of shares required to settle the obligation is not determinable. The total debt discount recognized was $3,398,783. The discount is being amortized over the term of the convertible notes. In addition, certain financing costs associated with the notes have been recorded as deferred financing costs and are being amortized over the term of the notes.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 9 — DERIVATIVE INSTRUMENTS
     On December 17, 2010, pursuant to the terms of the Purchase Agreement, the Company issued to the Buyers warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants”, and (iii) “Series C Warrants” (collectively, the “December Warrants”). The Warrants were issued in two tranches on the dates the Initial Notes and Additional Notes were issued, on a pro rata basis based on the principal amount being issued in the applicable closing based on the aggregate principal amount that could be issued at both closings.
     The Series B Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expire on November 28, 2011. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 4,990,000 shares (warrants to purchase 3,939,473 shares of Common Stock were issued at the Initial Closing and a warrant to purchase 1,050,527 shares of Common Stock were issued at the Additional Closing which occurred on March 7, 2011) at an initial exercise price of $1.00 per share. If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants will adjust to the average of the Installment Conversion Prices used to repay the Initial Notes. The floor price for the exercise price of the Series B Warrants is $0.345. The number of shares underlying the Series B Warrants will adjust whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $4,990,000 ($3,939,473 for the Series B Warrants issued in the Initial Closing and $1,050,527 for the Series B Warrants issued at the Additional Closing). As of June 30, 2011, the exercise price of the Series B Warrants is $0.345 per share and there are 14,463,768 shares underlying the Series B Warrants.
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
     If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the Installment Conversion Prices used to repay the Initial Notes. As of June 30, 2011, the exercise price of the Series A Warrants and Series C Warrants is $0.122 per share.
On April 17, 2010, pursuant to the terms of the Purchase Agreement, the Company issued to the Buyer warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants”, and (iii) “Series C Warrants” (collectively, the “April Warrants”).
     The Series B Warrants became exercisable on June 13, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expire on March 13, 2012. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 9,143,750 shares at an initial exercise price of $.4125 per share. If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants will adjust to the average of the Installment Conversion Prices used to repay the Notes. The floor price for the exercise price of the Series B Warrants is $0.34. The number of shares underlying the Series B Warrants will adjust whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $3,771,797. As of the June 30, 2011, the exercise price of the Series B Warrants is $0.34 per share and there are 11,093,521 shares underlying the Series B Warrants.
      To the extent the Company enters into a fundamental transaction (as defined in the Series B Warrants and which include, without limitation, the Company entering into a merger or consolidation with another entity, selling all or substantially all of its assets, or a person acquiring 50% of the Company’s common stock), the Company has agreed to purchase the Series B Warrants from the holders at their Black-Scholes value.
      If the Company’s common stock trades at a price at least 200% above the Series B Warrants exercise price for a period of 10 trading days at any time after the company obtains shareholder approval (as discussed above), the company may force the exercise of the Series B Warrants if the Company meets certain conditions.
      The Series A and Series C Warrants are exercisable six months and one day after issuance and have a five year term commencing on June 13, 2011. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 4,812,500 shares. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 4,343,285 shares. If on the expiration date of the Series B Warrants, a holder of such warrant has not exercised such warrant for at least 50% of the shares underlying such warrant, the Company has the right to redeem from such holder its Series C Warrant for $1,000 under certain circumstances. On August 9, 2011, as part of the restructuring of the Note described above, the Company agreed to lower the exercise price of the Series A and Series C Warrants to $0.05 per share.
     If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the Installment Conversion Prices used to repay the Initial Notes. As of the June 30, 2011, the exercise price of the Series A Warrants and Series C Warrants is $.40 per share.
     To the extent the Company enters into a fundamental transaction (as defined in the Series A and Series C Warrants and which include, without limitation, the Company entering into a merger or consolidation with another entity, selling all or substantially all of its assets, or a person acquiring 50% of the Company’s common stock), the Company has agreed to purchase the Series A and Series C Warrants from the holder at their Black-Scholes value.
     The exercise price of all the Warrants is subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar recapitalization transactions. The exercisability of the Warrants may be limited if , upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of the Company’s common stock. The Note may not be converted if the total number of shares that would be issued would exceed 19.99% of the Company’s common stock on the date the Purchase Agreement was executed prior to the Company receiving shareholder approval (as discussed above).

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 9 — DERIVATIVE INSTRUMENTS (Continued)
     As of June 30, 2011, the Company has recognized the following warrants as derivative instruments:

			Outstanding at
	Class/		December 31,		Exercised	Outstanding at	Exercisable at	Fair Value at
Issue Date	Series	Price	2010	Issued	or Canceled	June 30, 2011	June 30, 2011	June 30, 2011
May 7, 2009	Class C	$1.00	885,000	—	—	885,000	885,000	$13,331
May 7, 2009	Class D	$1.02	415,000	—	—	415,000	415,000	$6,204
September 8, 2009	Class G	$1.25	2,500,000	—	—	2,500,000	2,500,000	$50,901
April 22, 2010	Class I	$1.06	1,163,362	—	—	1,163,362	—	$27,974
December 17, 2010 *	Series A	$.12	1,969,737	525,263	—	2,495,000	2,495,000	$108,608
December 17, 2010 *	Series B	$.34	3,939,474	10,524,294	—	14,463,768	14,463,768	$2,934
December 17, 2010 *	Series C	$.12	1,969,737	525,263	—	2,495,000	2,495,000	$108,608
April 1, 2011	Series A	$.40	—	4,812,500	—	4,812,500	4,812,500	$255,337
April 1, 2011	Series B	$.40	—	11,093,521	—	11,093,521	11,093,521	$9,275
April 1, 2011	Series C	$.40	—	4,343,285	—	4,343,285	4,343,285	$230,442

*	Includes warrants issued on March 7, 2011
     The Company also recognized certain conversion features issued in conjunction with debt as derivative instruments:

		Outstanding at
		December 31,		Exercised	Outstanding at	Exercisable at	Fair Value at
Issue Date	Price	2010	Issued	or Canceled	June 30, 2011	June 30, 2011	June 30, 2011
December 17, 2010	$1.00	14,283,980	—	14,283,980	—	—	$—
March 7, 2011	$1.00	—	3,451,589	—	3,451,589	3,451,589	$87,668
April 1, 2011	$.40	—	60,661,765	—	60,661,765	60,661765	$1,703,348
     The warrants and conversion features above were revalued at June 30, 2011 using a binomial lattice pricing model using certain assumptions related to the probability of exercise and the following:

Risk free interest rate	0.10% - 2.55%
Dividend yield	-0-
Volatility	113.20% -136.20%
Expected term	3 months to 5 years
     In addition to the above derivative transactions, on November 12, 2010, the Company completed the acquisition of TerraSphere Systems LLC, where it determined that as a result of an anti-dilution provision included in the purchase agreement, certain additional shares may have to be issued. The Company estimated that approximately 3,200,000 shares could be issued and classified the anti-dilution provision as a derivative liability. As of June 30, 2011, the Company revalued the derivative liability to $208,000 based on the closing share price of the stock on that date.
     The derivative liability reflected on the consolidated balance sheet at June 30, 2011 totaled $2,812,630 and the derivative gain for the three and six month periods ended June 30, 2011 was $6,851,730 and $9,249,513, respectively.
NOTE 10 — STOCKHOLDERS’ EQUITY
STOCK ISSUANCES
     On January 25, 2011 the Company issued 3,200,000 shares of its common stock to a consultant satisfying a $1,344,000 accrual for services rendered in connection with the settlement of certain Woodbridge obligations.
     On February 23, 2011, the Company issued 2,165,000 restricted shares at $0.37 (the closing price as of the date of issuance) to certain employees under the Amended and Restated 2006 Stock Option Plan. The statement of operations and comprehensive loss for the six month period ended June 30, 2011 includes a charge of $801,050 for this compensation.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 10 — STOCKHOLDERS’ EQUITY (Continued)
STOCK ISSUANCES (Continued)
     During April 2011, the Company issued 2,900,699 shares of its common stock as compensation under its stock option plan. These shares were issued to employees and directors and are restricted for a period of two years from issuance. The Company recorded compensation expense of $756,775 in its statement of operations and comprehensive loss for the six month period ended June 30, 2011, based upon the closing price of the shares on the commitment date.
     On June 20, 2011, the Company issued 7,769,798 shares of its common stock in exchange for the return of 4,219 shares of its preferred stock.
     On June 10, 2011, the Company issued 508,333 shares of its common stock to vendors for services. The shares are restricted for a period of six months. The Company recorded an administrative expense of $76,250 based upon the closing price of the shares on the commitment date.
     During the six month period ended June 30, 2011 the Company issued 25,445,559 shares of its common stock as loan repayments which reduced the balance on the convertible notes by $6,451,972.
WARRANTS
     In addition to the warrants classified as derivatives, the Company has also recognized certain warrants as equity instruments.
     The following table sets forth the outstanding warrants classified as equity instruments as of June 30, 2011:

		Outstanding at				Outstanding at	Exercisable at
Warrants	Price	December 31, 2010	Issued	Exercised	Canceled	June 30, 2011	June 30, 2011
Class B	$11.00	2,648,029	—	—	—	2,648,029	2,648,029
Class E	$1.63	1,500,000	—	—	—	1,500,000	1,500,000
Class F	$1.25	585,000	—	—	—	585,000	585,000
Class H	$1.30	17,250,000	—	—	—	17,250,000	17,250,000
Class J	$0.54	1,623,333	—	—	—	1,623,333	1,623,333
Class K	$0.54	1,157,407	—	—	—	1,157,407	1,157,407
     In the event all outstanding warrants are exercised, including those classified as derivatives and those classified as equity, the Company has adequate shares authorized to meet these obligations.
STOCK OPTIONS
     During the six month period ended June 30, 2011, the Company issued 3,175,699 stock options to employees and directors under its stock option plan. The Company calculated a compensation expense associated with the issuance of these options of $699,444 using the Black-Scholes pricing model. The Company assumed a five year term, risk free interest rate of 1.9%, average volatility of 113.6% and exercise prices of $0.15 to $0.27.
     Stock option activity for the six month period ended June 30, 2011 is as follows:

		Weighted
		Average Exercise	Weighted Average
	Stock	Price per	Remaining
	Options	Share	Life (Years)
Outstanding and exercisable at December 31, 2010	3,643,795	$1.64	8.8
Granted	2,829,029	.27
Granted	218,679	.22
Granted	129,000	.15
Forfeited	(24,000)	.61

Outstanding and exercisable at June 30, 2011	6,795,494	$1.00	8.2

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 11 — EARNINGS (LOSS) PER SHARE
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common share equivalents consist of (i) shares issuable upon the exercise of warrants and options (using the “treasury stock” method), (ii) unvested restricted stock awards (using the “treasury stock” method) and (iii) shares issuable upon conversion of convertible notes using the “if-converted” method.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Earnings (loss) for basic earnings from continuing operations per common share :
Net income (loss)	$869,392	$(1,208,314)	$(930,581)	$(5,678,717)

Earnings (loss) for diluted earnings from continuing operations per common share:
Net income (loss)	$869,392	$(1,208,314)	$(930,581)	$(5,678,717)
Adjustments to net income (loss) assuming convertible notes payable are converted to common stock:
Reversal of gain on change in derivative associated with convertible notes payable	(1,109,188)	—	—	—
Write off of unamortized costs of issuing convertible note payable	(2,615,949)	—	—	—
Reversal of interest expense in connection with convertible notes	265,772	—	—	—
Adjustments’ estimated effect on provision for income taxes	—	—	—	—

Loss available to common stockholders for diluted net loss per share	$(2,589,973)	$(1,208,314)	$(930,581)	$(5,678,717)

Earnings (loss) for basic and diluted earnings from discontinued operations per common share :
Net income (loss)	$146,970	$(2,117,106)	$146,471	$(4,026,396)

Shares:
Weighted average shares — basic	111,077,486	39,930,049	101,991,517	38,902,816
Effect of dilutive potential common share equivalents	57,714,063	—	—	—

Weighted average shares, diluted	168,791,549	39,930,049	101,991,517	38,902,816

Earnings (loss) from continuing operations per common share :
Basic	$0.01	$(0.03)	$(0.01)	$(0.15)
Diluted	$(0.02)	$(0.03)	$(0.01)	$(0.15)
Earnings (loss) from discontinued operations per common share :
Basic	$—	$(0.05)	$—	$(0.10)
Diluted	$—	$(0.05)	$—	$(0.10)

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 11 — EARNINGS (LOSS) PER SHARE (Continued)
The following common shares issuable upon exercise of potential common share equivalents were excluded from the calculation of diluted net income per common share because their effect was antidilutive for the period presented:

Three months ended
June 30, 2011
Options and warrants	73,565,337
NOTE 12 — SEGMENT REPORTING
     The Company has three lines of business, which are (1) organic fertilizer, (2) vertical farming and (3) industrial wastewater treatment and based on the nature of products and services offered, the Company has determined each line of business is a reportable segment at June 30, 2011.
     The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. There were no intersegment sales for the three and six months ended June 30, 2011. The discreet financial information is presented below as of and for the three and six month periods ended June 30, 2011:

	For the Three Months Ended June 30, 2011
			Industrial	Corporate and
	Organic Fertilizer	Vertical Farming	Wastewater	Eliminations	Consolidated
Revenues	$1,274,092	$50,000	$105,618	$—	$1,429,710
Operating income (loss) (1)	11,447	(773,314)	(48,241)	(2,737,305)	(3,547,413)
Depreciation and amortization(2)	106,195	161,635	33,333	188,822	489,985
Interest expense(3)	—	5,432	—	3,560,352	3,565,784

Net income (loss)	11,447	(763,515)	(48,241)	1,816,671	1,016,362

	For the Six Months Ended June 30, 2011
			Industrial	Corporate and
	Organic Fertilizer	Vertical Farming	Wastewater	Eliminations	Consolidated
Revenues	$1,918,092	$50,000	$200,794	$—	$2,168,886
Operating loss (1)	(70,554)	(1,372,755)	(51,064)	(4,372,643)	(5,867,016)
Depreciation and amortization(2)	211,284	322,932	38,887	337,931	911,034
Interest expense(3)	—	12,074	—	5,828,172	5,840,246

Net income (loss)	(70,554)	(1,144,595)	(51,064)	482,103	(784,110)

Total assets (4)	3,869,704	12,082,048	2,062,156	2,036,985	20,050,893
Goodwill	—	1,668,369	—	—	1,668,369
Property and equipment additions	153,250	2,255	1,600,000	—	1,755,505

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 12 — SEGMENT REPORTING (Continued)
(1)	Operating income (loss) of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.

(2)	Depreciation and amortization expense associated with property and equipment, intangibles and deferred financing fees. Corporate amortization expense relates to deferred financing fees.

(3)	Corporate interest expense is primarily related to amortization of discounts on convertible notes payable.

(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, prepaid expenses, certain other assets and deferred financing costs.

As of June 30, 2010, the Company was a single reportable segment.
NOTE 13 — LEGAL PROCEEDINGS
     The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf except as follows.
     On December 11, 2008, the Company received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of the Company’s Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, the Company filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from the Company’s alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, the Company filed its answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. Plaintiff filed a Motion for Class Certification on June 22, 2010, which was denied on November 22, 2010. On March 3, 2011, the court denied the Company’s motion for partial summary judgment. On March 25, 2011, some individual investors filed a new complaint against the Company asserting similar claims to those in the Leeseberg litigation. The Court consolidated this case with the existing lawsuit and, on May 12, 2011, Plaintiffs filed an Amended Complaint. On June 6, 2011, the Company filed its answer to consolidated complaint and counter claims against Plaintiffs. The Company plans to vigorously defend these matters and is unable to estimate any losses that may be incurred as a result of this litigation and new complaint and upon their eventual disposition. Accordingly, no loss has been recorded related to these matters.
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

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 13 — LEGAL PROCEEDINGS (Continued)
     On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and its alleged, intentional failure to disclose to adjacent property owners the possibility of the facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. On June 8, 2010, Lefcourt Associates, Ltd re-filed their lawsuit but before a different court, the Chancery Division in Bergen County. The Company filed a motion to transfer the action back to the original court in Middlesex County, which was granted and sought to have the lawsuit dismissed, which was granted in part on August 27, 2010. The Court limited the plaintiff’s claims to the events in part that occurred after the dismissal of the prior action. The case was recently transferred to the Law Division and a trial date as to damages was scheduled for June 6, 2011, but has since been postponed until September 12, 2011, and an evidentiary Learning will be held on or prior to this date. Additionally, Plaintiffs’ appealed the order dismissing their first lawsuit with prejudice, and the appellate court reversed the dismissal with prejudice. Due to the appellate decision, plaintiffs filed a motion to reconsider the decision made in the action, which was granted in part on July 28, 2011. We plan to vigorously defend this matter and are unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded related to this matter.
NOTE 14 — SUBSEQUENT EVENTS
     From July 1, 2011 to August 12, 2011, the Company issued 10,727,414 shares of its common stock in order to reduce the balance due on the convertible note agreement entered into on December 17, 2010.
     On July 7, 2011, the Company’s securities began to be quoted on the OTC Bulletin Board upon its delisting from the Nasdaq Stock Market.
     On July 14, 2011, two of the Company’s directors resigned. The Company extended the exercise period of stock options previously granted to these directors. The Company estimates that the compensation expense associated with the repricing of these stock options as of July 14, 2011 will not have a significant financial impact on the Company’s financial statements.
     On August 10, 2011, the Company amended the payment due dates on its April 1, 2011 convertible note. The lender has agreed to extend the first payment (originally due August 1, 2011) to the earlier of the date that the underlying registration statement becomes effective or until six months after the issuance of the note. In consideration of this amendment the Company has agreed to reprice certain of the warrants held by the lender to an exercise price of $.05.

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
Introduction
     Converted Organics Inc. (the “Company” or “COIN”) has three lines of business, (1) organic fertilizer, (2) vertical farming and (3) industrial wastewater treatment. Based on the nature of products and services offered, the Company has determined that all three lines of business are reportable segments at June 30, 2011.
     The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. There were no intersegment sales for the three and six months ended June 30, 2011. The discreet financial information is presented below as of and for the three and six month periods ended June 30, 2011:

	For the Three Months Ended June 30, 2011
			Industrial	Corporate and
	Organic Fertilizer	Vertical Farming	Wastewater	Eliminations	Consolidated
Revenues	$1,274,092	$50,000	$105,618	$—	$1,429,710
Operating income (loss) (1)	11,447	(773,314)	(48,241)	(2,737,305)	(3,547,413)
Depreciation and amortization(2)	106,195	161,635	33,333	188,822	489,985
Interest expense(3)	—	5,432	—	3,560,352	3,565,784
Net income (loss)	11,447	(763,515)	(48,241)	1,816,671	1,016,362

	For the Six Months Ended June 30, 2011
			Industrial	Corporate and
	Organic Fertilizer	Vertical Farming	Wastewater	Eliminations	Consolidated
Revenues	$1,918,092	$50,000	$200,794	$—	$2,168,886
Operating loss (1)	(70,554)	(1,372,755)	(51,064)	(4,372,643)	(5,867,016)
Depreciation and amortization(2)	211,284	322,932	38,887	337,931	911,034
Interest expense(3)	—	12,074	—	5,828,172	5,840,246

Net income (loss)	(70,554)	(1,144,595)	(51,064)	482,103	(784,110)

Total assets (4)	3,869,704	12,082,048	2,062,156	2,036,985	20,050,893
Goodwill	—	1,668,369	—	—	1,668,369
Property and equipment additions	153,250	2,255	1,600,000	—	1,755,505

(1)	Operating income (loss) of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.

(2)	Depreciation and amortization expense associated with property and equipment, intangibles and deferred financing fees. Corporate amortization expense relates to deferred financing fees.

(3)	Corporate interest expense is primarily related to amortization of discounts on convertible notes payable.

(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, prepaid expenses, certain other assets and deferred financing costs.

As of June 30, 2010, the Company was a single reportable segment.
     Revenues are attributable to geographic areas based on the locations of the customers, which are primarily within the continental United States. The fertilizer segment derived approximately $684,000 or 54% of its revenues from three customers (American Farms — 18%; New England pottery —16%; and Crop Production Services — 20%), the vertical farming segment derived 100% of its revenue from one customer, Eco-Leaf Farms, and the industrial wastewater segment derived 100% of its revenue from one customer, South Canyon Waste Systems, Inc. for the three month period ended June 30, 2011. For the six month period ended June 30, 2011, the fertilizer segment derived approximately $1,131,000 or 60% of its revenues from four customers (Verdi Tech — 11%; American Farm — 17%; New England pottery — 15%; and Crop Production Services — 17%), the vertical farming segment derived 100% of its revenue from one customer, Eco-Leaf Farms and the industrial wastewater segment derived 100% of its revenue from one customer, South Canyon Waste Systems, Inc.
     Our operating structure is composed of our parent company, Converted Organics Inc. and the subsidiaries listed below. The current subsidiaries of COIN are as follows:
•	Converted Organics of California, LLC, a wholly-owned subsidiary of COIN, which includes the operation of our Gonzales, California facility.

•	Converted Organics of Woodbridge, LLC, a wholly-owned subsidiary of COIN, which includes the discontinued operation of our Woodbridge, New Jersey facility.

•	Converted Organics of Mississippi, LLC, a wholly-owned subsidiary of COIN, established for the purpose of adding a poultry litter-based fertilizer product to the Company’s existing product lines. This entity is currently inactive.

•	Converted Organics of Rhode Island, LLC, a 92.5% owned subsidiary of COIN, which currently has no operating activity and which was originally established to include the operation of a previously planned fertilizer facility in Rhode Island. On February 25, 2010, we signed a letter of intent with the non-controlling member in Converted Organics of RI to sell substantially all of the assets and assign a limited select amount of liabilities of Converted Organics of Rhode Island. This entity is currently inactive.

•	TerraSphere Inc. (“TerraSphere Inc”), a Delaware C corporation and wholly owned subsidiary of COIN, was established to hold COIN’s investment in TerraSphere Systems LLC (“Systems LLC”) in which COIN acquired a 95% interest on November 12, 2010. Systems LLC owns 85% of TerraSphere Canada, LLC and 100% of PharmaSphere LLC, which in turn owns 100% of PharmaSphere Worcester, LLC. COIN’s acquisition of its interest in Systems LLC was approved by our shareholders at a special meeting held on September 16, 2010.

•	GoLocalProduceRI, LLC, a 83.34% owned subsidiary of COIN, which we acquired on December 30, 2010 for the purpose of building and operating a TerraSphere facility.
Organic Fertilizer Business
     We operate a processing facility (Gonzales, CA) that uses food and agricultural waste as raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sale to the agribusiness market. During the first quarter of 2011 we also contracted with a third party manufacturer and packager to produce an 8-1-4 dry fertilizer product. This product was manufactured for the purpose of continuing to supply our established retail and turf management customers that were previously serviced by our Woodbridge, NJ facility, which closed in 2010.
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
     The Gonzales facility began to generate positive cash flow in June 2009 and has continued to do so through June 2011. For the six month period ended June 30, 2011, the Gonzales facility generated revenues of approximately $1,636,000 and had a positive gross margin of approximately $608,000, or 37% (based on no allocation of corporate overhead). Gross margin for the three month period ended June 30, 2011 was approximately $425,000 or 40%. We plan to continue to improve this operating margin by maximizing the production capacity at the facility, as discussed below, by generating tip fees from receiving additional quantities of solid food waste for processing and by reducing the amount of raw material and freight costs currently associated with the production process. We estimate that the plant, in its current configuration and based on current market prices, has the capacity to generate monthly sales in the range of $350,000 to $400,000. In addition, we have plans to triple production capacity of the Gonzales plant and further modify it to enable production of both liquid and solid fertilizers. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing, but have delayed the upgrades which would allow us to produce dry product due to a lack of market demand for a dry product within the area the Gonzales facility serves. We believe that additional liquid production capacity could be achieved by adding storage tanks, and that dry product capacity could be added by installing a drying and bagging line. We estimate costs to increase liquid capacity by adding storage tanks would be approximately $200,000 to $300,000 and dry line costs would approximate $500,000 to $600,000. At this time we have not committed to any such costs and have not developed a precise timeline for the completion of these projects, if they should begin. In addition, as we will have to obtain the proper building permits for continued expansion, further development of the Gonzales facility will be delayed until additional market research has been completed and those permits are obtained. If sales increase above the current per month level, we expect the additional cash flow from the Gonzales facility will be used to offset operating expenses at the corporate level.
     In addition to sales of fertilizer product from our Gonzales facility, we sold approximately $282,000 of dry fertilizer product for the six month period ended June 30, 2011. We produced this dry 8-1-4 product using a third party manufacturer in order to supply product to our major retail customer and landscaping customers. Through June 30, 2011 the sales of our dry product resulted in a negative operating margin of $79,000. The selling season for this product has ended and we do not anticipate sales in the second half of 2011 of this product.
Industrial Wastewater Treatment Business
     In March 2010, we began to operate an Industrial Wastewater Resources (IWR) business of the Company to leverage our exclusive license of the LM-HT ® Concentrator technology for the treatment of industrial wastewater (IW). Due to its unique, energy efficient design, the LM-HT ® Concentrator provides a highly cost-effective alternative to traditional IW treatment technology. Once the LM-HT ® Concentrators are installed, we plan to apply for carbon credits and government grants based on the technology’s ability to reduce carbon emissions and energy consumption through its use of waste heat and renewable energy as thermal fuel.
     On March 23, 2010, we entered into a loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The loan agreement required us to advance $500,000 to HTP in three monthly installments that commenced upon signing of the loan. The outstanding principal balance of the loan is due only if either a change of control of HTP or the completion by HTP of a financing in excess of $10 million occurs on or before June 30, 2012. We have classified this amount as an other non-current asset on our balance sheet. In consideration for entering into the loan agreement, we were granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT ® Concentrator technology in the U.S. industrial wastewater market. The IW market involves the treatment of waters that have been contaminated by anthropogenic industrial or commercial activities, prior to their reuse or release into the environment. The LM-HT ® Concentrator reduces carbon emissions compared to traditional technologies by using waste heat and renewable energy as thermal fuel. We have hired a senior executive in the wastewater processing industry and have begun to develop plans to operate our Industrial Wastewater Resources division. On July 30, 2010, we signed a letter of intent with Spirit Services, Inc. to jointly develop an energy and IW treatment facility using our exclusively licensed technology to evaporate IW at a facility in South Boston, Virginia.
     IWR currently operates an industrial wastewater concentrator on Glenwood Springs Landfill Enterprise’s South Canyon Landfill in Glenwood Springs, CO as a result of an agreement signed on January 11, 2011. This facility is designed to treat 15,000 gallons of aqueous waste per day and is fueled by the combustion of biomass diverted from disposal in the landfill. Among the IWs to be treated by the plant are septic, wash waters, process waters, man-camp wastewaters, and wastewaters from oil and gas exploration activities. Under this agreement we are paid a per gallon fee for the amount of industrial wastewater that we treat and we pay the labor costs to operate the unit and a marketing fee to generate the industrial wastewater delivered to the facility. In addition, we own the evaporator unit and are responsible for repairing and maintaining it. As of January 2011 we began to generate revenue under this agreement from South Canyon Landfill’s traditional method of wastewater treatment as we waited for conditional air permits. Such permits were received in March 2011, since which time we paid $783,000 of the $1.6 million purchase price of the new evaporator and the unit commenced operations. For the six months ended June 30, 2011 we recorded revenues of approximately $201,000 and have had gross margin of approximately $92,000 or 46% from treatment of industrial wastewater at this facility.
     Our plan to increase business and revenues for IWR is to seek out municipal and industrial locations to locate our owned evaporator units and to charge a per gallon fee to treat industrial wastewater. We plan to follow the current agreement model where we would pay for labor, repairs and marketing (if required) at the location. We will have to seek specific project financing for each evaporator unit. Presently, we are in discussion with four potential owners of locations where an evaporator unit could be located. We expect that in 2011, if we are able to secure project financing, we will be able to begin operations on a second evaporator unit, in addition to the one being operated at the South Canyon Landfill.
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
     The following pro forma condensed statement of operations information is presented to illustrate the effects upon the quarter ended June 30, 2010 had the acquisitions of TerraSphere and GoLocalProduceRI been completed on January 1, 2010, including continuing and discontinued operations. The pro forma presentation is based upon available information and certain assumptions that we believe are reasonable. The unaudited supplemental pro forma information does not purport to represent what the Company’s results of operations would actually have been had these transactions in fact occurred as of the dates indicated above or to project the Company’s results of operations for the period indicated or for any other period.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2010
Revenue	$4,634,790	$7,118,799
Net Loss	$(1,039,478)	$(7,039,486)
Net loss per share, basic and diluted	$(0.02)	$(0.13)
Weighted-average shares	56,038,773	57,077,419
Recent Financing Activities
December 17, 2010 and March 7, 2011 Notes and Warrants
     On December 17, 2010, we entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors whereby we sold to the investors convertible notes in the aggregate original principal amount of $4,990,000 (the “Notes”), which were convertible into shares of our common stock. The Notes were issued with an original issue discount of approximately 4.8%, and the purchase price of the Notes was $4,750,000. The Notes are not interest bearing, unless we are in default on the Notes, in which case the Notes carry an interest rate of 18% per annum. On December 17, 2010 we sold to the Buyer $3,940,000 of the Notes and on March 7, 2011 we sold the investors the remaining $1,050,000 of the Notes. We repaid the Notes in six equal installments commencing February 1, 2011, with respect to $3.94 million of the Notes, and with respect to $1.05 million of the Notes, we commenced repayment in six equal installments on April 8, 2011. The repayment of the Notes was made either in cash or in shares of our common stock. If we choose to utilize shares of our common stock for the payment, the value of our shares will be equal to the lower of (i) the conversion price then in effect or (ii) 85% of the average of the three lowest closing sale prices of our common stock during the 20 trading day period prior to payment of the installment amount. We also have the right, at our option, to permit the holder of the Notes to convert at a lower price specified by us for a period specified by us.
     In addition, we also issued to the investors warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants”, and (iii) “Series C Warrants” (collectively, the “December Warrants”).
     The Series B Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expire on November 28, 2011. On August 9, 2011, as part of the restructuring of our outstanding debt to the holder of the Series B Warrants, we agreed to lower the exercise price of the Series B Warrants to $0.05 per share. As of the date hereof, the exercise price of the Series B Warrants is $0.05 per share and there are 14,463,768 shares underlying the Series B Warrants.
     The Series A and Series C Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and have a five year term. Should we make certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the conversion prices used to repay the Notes as discussed above. On August 10, 2011, as part of the restructuring of our outstanding debt to the holder of the Series A and Series C Warrants, we agreed to lower the exercise price of the Series A and Series C Warrants to $0.05 per share.
April 1, 2011 Notes and Warrants
     On April 1, 2011, we entered into a Securities Purchase Agreement with an institutional investor whereby we sold to the investor a convertible note in the aggregate original principal amount of $3,850,000 (the “Note”), which is convertible into shares of our common stock. The Note was issued with an original issue discount of approximately 9.1%, and the proceeds from the Note was $3,500,000. The Note is not interest bearing, unless we are in default on the Note, in which case the Note carries an interest rate of 18% per annum.
     The Note is initially convertible into shares of common stock at a conversion price of $0.40 per share, provided that if we make certain dilutive issuances (with limited exceptions), the conversion price of the Note will be lowered to the per share price for the dilutive issuances.

Pursuant to the original terms of the Note, we were required to repay the Note in five equal monthly installments, commencing July 31, 2011, either in cash or in shares of our common stock. We were not permitted to utilize shares of common stock for repayment prior to meeting certain conditions, including the registration statement registering the resale of the shares of common stock underlying the Note being declared effective by the Securities and Exchange Commission (“SEC”). As of the date hereof, such registration statement has not been declared effective, and as such, we would have been required to make the monthly Note repayment in cash. On August 9, 2011 we and the Note holder agreed to delay the repayment dates such that we are now required to repay the Note in five equal installments on: (1) the twenty-third trading day immediately following the earlier to occur of: (A) the trading day on which the foregoing registration statement is declared effective by the SEC or (B) October 20, 2011 (the “First Installment Date”); (2) the twentieth trading day immediately following the First Installment Date (the “Second Installment Date”); (3) the twentieth trading day immediately following the Second Installment Date (the “Third Installment Date”); and (4) the maturity date, which is the twentieth trading day immediately following the Third Installment Date. If we choose to utilize shares of our common stock for payment, we must make an irrevocable decision to use those shares 22 trading days prior to the installment payment date, and the value of our shares will be equal to the lower of (i) the conversion price or (ii) 85% of the average of the three lowest closing sale prices of our common stock during the 20 trading day period prior to payment of the installment amount (the “Installment Conversion Price”). If we choose to make an installment payment in shares of common stock, we must make a pre-installment payment of shares (the “Pre-Installment Shares”) to the Note holder 20 trading days prior to the applicable installment date based on the value of our shares during the 20 trading days preceding the delivery of notice to the holder that we will be paying the installment in common stock. On the installment date, to the extent we owe the Note holder additional shares in excess of the Pre-Installment Shares to satisfy the installment payment, we will issue the Note holder additional shares, and to the extent we have issued excess shares, such shares will be applied to future payments. If an event of default occurs under the Note, we must redeem the Note in cash at the greater of 135% of the unconverted principal amount or 135% of the greatest equity value of the shares of common stock underlying the Note from the date of the default until the redemption is completed.
     The conversion price of the Note is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of the Note may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.
     Pursuant to the terms of the Purchase Agreement, we also agreed to issue to the Note holder warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants” and (iii) “Series C Warrants” (collectively, the “April Warrants”).
     The Series B Warrants are exercisable six months and one day after issuance and expire nine months after the date we obtain shareholder approval to issue in excess of 20% of our common stock for the April financing and to permit us to adjust the exercise price of the Series A and Series C Warrants. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 9,143,750 shares at an initial exercise price of $0.4125 per share. On August 9, 2011, as part of the restructuring of the Note described above, we agreed to lower the exercise price of the Series B Warrants to $0.05 per share. If we make certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants will adjust to the average of the Installment Conversion Prices used to repay the Note (see above for a discussion of the Note installment payments).
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
     The Series A and Series C Warrants are exercisable six months and one day after issuance and have a five year term commencing on the initial exercise date. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 4,812,500 shares. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 4,343,285 shares. If on the expiration date of the Series B Warrants, a holder of such warrant has not exercised such warrant for at least 50% of the shares underlying such warrant, we have the right to redeem from such holder its Series C Warrant for $1,000 under certain circumstances. On August 9, 2011, as part of the restructuring of the Note described above, we agreed to lower the exercise price of the Series A and Series C Warrants to $0.05 per share.
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

Future Development
     Our long-term strategic plan calls for growth of our organic fertilizer business as well as expansion of our portfolio of sustainable, environmentally-friendly businesses. To grow our existing fertilizer business, we plan to develop and license additional organic fertilizer manufacturing facilities and utilize the remaining capacity of our Gonzales facility, which currently operates at approximately 60% capacity. In connection with our plan to expand the capacity of our Gonzales facility, we plan to increase production to approximately three times the facility’s current production and, based on market demand, we may expand the capability of the plant to have the ability to produce both liquid and solid products. In connection with the plan for additional facilities, we have completed preliminary work aimed at establishing facilities in Massachusetts, where we have performed initial development work in connection with construction of three manufacturing facilities to serve the eastern Massachusetts market. Two of our proposals to develop facilities are currently under review by the property owners. The third proposal has evolved into the MassOrganics I transaction described below. As of the filing date of this report we do not expect formal plans to be completed or construction to begin anytime in the near future on these three facilities.
     We also plan to grow both our TerraSphere and Industrial Wastewater Resources Divisions. Through the TerraSphere acquisition, our plan is to expand our business into the market of building highly efficient systems for growing pesticide and chemical-free, organic fruits and vegetables in controlled indoor environments. TerraSphere’s clean technology helps to promote the sustainable consumption of natural resources by accelerating plant production and maximizing crop yields, while improving environmental footprints through the reduction of carbon emissions and fuel use associated with traditional crop production and distribution. Also, we plan to continue to grow our Industrial Wastewater Resources Division by working to form industry and/or project-based partnerships that utilize our exclusively licensed, irrevocable technology to treat industrial wastewaters.
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
Trends and Uncertainties Affecting our Operations
     We are subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as we expect. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. In addition, a significant part of our growth strategy is based upon generating revenues from both our Industrial Wastewater business and from the acquisition of TerraSphere Systems, both of which are in early stages of development. This strategy requires licensees to raise the funding necessary to construct facilities, which has proven difficult. Furthermore our plan calls for raising additional debt and/or equity financing to construct additional operating facilities. Currently there has been a slowdown in lending in both the equity and bond markets, which may hinder our ability to raise the required funds.
Liquidity and Capital Resources
     At June 30, 2011, we had total current assets of approximately $3.6 million consisting primarily of cash, accounts receivable, inventory and prepaid assets and had current liabilities of approximately $6.9 million, consisting primarily of convertible notes payable, accounts payable, derivative liabilities and liabilities from discontinued operations leaving us with negative working capital of approximately $3.3 million. Non-current assets totaled approximately $16.4 million and consisted primarily of property and equipment and intangible assets. Non-current liabilities consist of derivative liabilities totaling approximately $1.0 million at June 30, 2011. We have an accumulated deficit at June 30, 2011 of approximately $101.1 million. Stockholders’ equity at June 30, 2011 was approximately $12.1 million. For the three months ended June 30, 2011, we generated revenues from continuing operations of approximately $1.4 million as compared to revenue from continuing operations of $1.2 million for the same period in 2010. For the six months ended June 30, 2011, we generated revenues from continuing operations of approximately $2.2 million as compared to revenue from continuing operations of $2.0 million for the same period in 2010.
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
     Presently, our liquidity is limited to our cash on hand at June 30, 2011. In addition, in connection with our recent financings, we have warrants outstanding that if exercised could provide us with additional cash. However, since receiving shareholder approval our stock price has closed at both above and below the exercise price of these warrants, and it is not likely that any warrants would be exercised unless the price of our stock was greater than the exercise price of the warrants. There is no assurance that the holders of the warrants will exercise the warrants in the near term, and as such, we may not receive these funds.
     If we do not receive additional funds, whether as a result of the exercise of outstanding warrants issued in our recent financings, or otherwise, we will not have sufficient cash to be able to continue our operations. We have projected our net cash out flows to be approximately $350,000 per month, and therefore, based on the cash on hand as of the filing date of this report, we have sufficient cash to operate until the end of 2011 assuming we expend no cash on future IWR, TerraSphere, or fertilizer capital projects. However, as our business strategy involves growing our IWR and TerraSphere divisions, we expect that we will require additional cash prior to the end of 2011. At this time, we do not have any commitments for additional financing, and there is no assurance that capital in any form will be available to us on terms and conditions that are acceptable or at all. If we do not raise funds before we exhaust our current cash position we will be unable to continue operations.
Results of Continuing Operations for the Three Month Period Ended June 30, 2011
Revenue
     Our revenue from continuing operations for the three month period ended June 30, 2011, was $1,430,000 compared to $1,245,000 for the same period ended June 30, 2010. We had income from continuing operations of $869,000 for the three month period ended June 30, 2011 compared to a loss from continuing operations of $1,208,000 for the same period in 2010. The various components are described below.
     Revenue from fertilizer sales was $1,274,000 for the three month period ended June 30, 2011 ($1,072,000 for liquid fertilizer from Gonzales and $202,000 from the outsourced dry fertilizer) compared to $1,245,000 for the same period ended June 30, 2010. This increase of $869,000 in fertilizer sales revenue is due to an increase in the sale of dry product produced by an outside vendor of $202,000 offset by a decrease in sales at the Gonzales facility of $173,000. We feel that the decrease in sales from Gonzales was caused by bad weather, and as a result of this decrease our expectations for increased sales in 2011 over 2010 may not be achieved. The sales from our dry product being produced by an outside vendor generated a negative margin of approximately $61,000. However, this program was initiated to satisfy two large customers who historically only purchase product in the first half of the year, and we therefore do not expect further negative margin in the second half of 2011.
     Converted Organics of Mississippi, formed in January 26, 2010, generated revenues of $117,000 during the second quarter of 2010. In the second quarter of 2011 this entity had no revenue as the company that we purchased the product from has filed for bankruptcy protection and the product is no longer available.
     The Industrial Wastewater Resources segment of our business recognized revenues in the amount of $106,000 in the three month period ended June 30, 2011. This segment had no revenues in 2010, as it was in the start up phase of operations.
     Our TerraSphere segment reported revenues of $50,000 for the three month period ended June 30, 2011. TerraSphere continues to seek opportunities whereby it will generate license revenues from new licensees, generate equipment revenues from current licensees, and is also seeking financing to complete a production facility in Rhode Island, whereby we would generate revenues from the sale of produce. We expect to generate further revenues from TerraSphere in 2011.
Cost of Goods Sold
     For the three month period ended June 30, 2011, we had cost of goods of approximately $954,000 compared to $872,000 for the same period in 2010. The increase in cost of goods sold is detailed below.
     Cost of goods sold related to fertilizer at the Gonzales facility was approximately $647,000 for the three months ended June 30, 2011, leaving an operating margin of $425,000 or 40%, compared to cost of goods of $801,000 for the same period in 2010 and an operating margin of 29%. This favorable variance is due to decreased materials and production costs in the second quarter of 2011.
     Cost of goods for our dry fertilizer product (produced by an outside supplier) was approximately $263,000 for the three months ended June 30, 2011, resulting in a negative operating margin of 30%. There was no comparable activity in 2010. We do not expect further losses in this product line as we have completed filling 2011 orders for these customers and do not expect further sales in the second half of 2011.
     Cost of goods for our IWR segment was $76,000 for the three months ended June 30, 2011 resulting in an operating margin of 28%. There was no comparable activity in 2010 as the business was in the start of operations.
General and Administrative Expenses
     General and administrative expenses for the three month period ended June 30, 2011 were approximately $3.8 million compared to approximately $2.6 million for the same period in 2010. The increase of approximately $1.2 million is primarily comprised of $1.5 million non-cash increase in compensation expense, as annual compensation awards of stock options and restricted shares were granted to employees, and an increase in overhead related to the operation of our TerraSphere division of approximately $550,000 offset by decreases in marketing expenses of $450,000 and decreased professional fees associated with acquisition activity of approximately $350,000.
Interest Expense
     Interest expense for the three months ended June 30, 2011 was approximately $3.6 million compared to approximately $7,000 for the same period in 2010. The increase of approximately $3.6 million is associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.

Other Income
     Other Income, comprised primarily of gain on value of obligation to issue shares, for the three months ended June 30, 2011 was approximately $1.1 million compared to approximately $251 for the same period in 2010. This increase of approximately $1.1 million of other income is directly associated with the current market valuation of the liability associated with milestone payments due under the TerraSphere acquisition, caused by the decline in our stock price during the quarter, and is a non-cash item.
Derivative gain (loss)
     For the three months ended June 30, 2011, we had a derivative gain of approximately $6.8 million compared to a derivative gain of approximately $1.1 million for the same period in 2010. This is a non-cash gain and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, and included in an anti-dilution provision related to shares issued in the TerraSphere acquisition. The major factor creating the gain on these derivative features is the decrease in our stock price during the quarter. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative gain.
Results of Continuing Operations for the Six Month Period Ended June 30, 2011
Revenue
     Our revenues from continuing operations for the six month period ended June 30, 2011, was $2,169,000 compared to $1,957,000 for the same period ended June 30, 2010. We had a loss from continuing operations of $930,000 for the six month period ended June 30, 2011 compared to a loss from continuing operations of $5,678,000 for the same period in 2010. The various components are described below.
     Revenue from fertilizer was $1,918,000 for the six month period ended June 30, 2011 ($1,636,000 for liquid fertilizer from Gonzales and $282,000 from the outsourced dry fertilizer) compared to $1,957,000 for the same period ended June 30, 2010. This decrease of $39,000 in revenues is due to an increase in the sale of dry product produced by an outside vendor of $282,000 offset by a decrease in sales at the Gonzales facility of $321,000. We feel that the decrease in sales from Gonzales was caused by bad weather, and as a result of this decrease our expectations for increased sales in 2011 over 2010 may not be achieved. The sales from our dry product being produced by an outside vendor generated a negative margin of approximately $78,000, however, this program was initiated to satisfy two large customers who historically only purchase product in the first half of the year and therefore we don’t expect further negative margin in the second half of 2011.
     Converted Organics of Mississippi, formed in January 26, 2010, generated revenues of $117,000 during the first half of 2010. In the first half of 2011 this entity had no revenue as the company that we purchased the product from has filed for bankruptcy protection and the product is no longer available.
     The Industrial Wastewater Resources segment of our business recognized revenues in the amount of $201,000 in the six month period ended June 30, 2011. This segment had no revenues in 2010, as it was in the start up phase of operations.
     Our TerraSphere segment reported revenues of $50,000 for the six month period ended June 30, 2011. TerraSphere continues to seek opportunities whereby it will generate license revenues from new licensees, generate equipment revenues from current licensees, and is also seeking financing to complete a production facility in Rhode Island, whereby we would generate revenues from the sale of produce. We do expect to generate further revenues from TerraSphere in 2011.
Cost of Goods Sold
     For the six month period ended June 30, 2011, we had cost of goods of approximately $1,458,000 compared to $1,437,000 for the same period in 2010. The increase in cost of goods sold is detailed below.
     Cost of goods sold related to fertilizer at the Gonzales facility was approximately $1,028,000 for the six months ended June 30, 2011, leaving an operating margin of $608,000 or 37%, compared to cost of goods of $1,299,000 for the same period in 2010 and an operating margin of 25%. This favorable variance is due to decreased materials and production costs in the first half of 2011.
     Cost of goods for our dry fertilizer product (produced by an outside supplier) was approximately $360,000 for the six months ended June 30, 2011, leaving an operating margin of negative 28%. There was no comparable activity in 2010 as the business was in the start of operations. We do not expect further losses in this product line as we have completed filling 2011 orders for these customers and do not expect further sales in the second half of 2011.
     Cost of goods for our IWR segment was $109,000 for the six months ended June 30, 2011 resulting in an operating margin of 46%.
General and Administrative Expenses
     General and administrative expenses for the six month period ended June 30, 2011 were approximately $6.1 million compared to approximately $6.4 million for the same period in 2010. The decrease of approximately $300,000 is primarily comprised of an increase in the expenses related to operating our TerraSphere segment of $1.1 million offset by decreases in marketing costs of $650,000, consulting expenses of $100,000, professional fees of $500,000 associated with 2010 acquisition activities and various other savings of $150,000.
Interest Expense
     Interest expense for the six months ended June 30, 2011 was approximately $5.8 million compared to approximately $12,000 for the same period in 2010. This increase of approximately $5.8 million is associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.

     Other Income
     Other Income, comprised primarily of gain on value of obligations to issue shares for the six months ended June 30, 2011 was approximately $1.3 million compared to approximately $532 for the same period in 2010. This increase of approximately $1.3 million of other income is directly associated with the current market valuation of the liability associated with milestone payments due under the TerraSphere acquisition, caused by the decline in our stock price during the period, and is a non-cash item.
Derivative gain (loss)
     For the six months ended June 30, 2011, we had a derivative gain of approximately $9.2 million compared to a derivative gain of approximately $499,000 for the same period in 2010. This is a non-cash gain and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, and included in an anti-dilution provision related to shares issued in the TerraSphere acquisition. The major factor creating the gain on these derivative features is the decrease in our stock price during the period. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative gain.
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
The following table summarizes the components of the loss from discontinued operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue from discontinued operations	$—	$580,425	$—	$728,374

Income (loss) from discontinued operations	$146,970	$(2,117,106)	$146,471	$(4,026,396)

     The Company recognized income from discontinued operations for the three and six month periods ended June 30, 2011 as a result of favorable settlements with certain of its creditors. The Company does not expect to have any continuing positive cash flows from operations associated with the Woodbridge facility.
     The following table provides the assets and liabilities of the Woodbridge facility, classified as discontinued operations, in the consolidated balance sheets dated June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Accounts receivable, net	$—	$14,500

Assets of discontinued operations	$—	$14,500

Accounts payable	$646,027	$837,606
Accrued expenses	—	1,571,874
Other liabilities	28,773	28,773

Liabilities of discontinued operations	$674,800	$2,438,253

     On January 25, 2011, the Company paid cash of $150,000 and issued 3.2 million shares of Company common stock with a fair value of $1,344,000 in payment for consulting services accrued at December 31, 2010 related to the settlement of certain Woodbridge obligations. The Company is actively working with its creditors to settle the liabilities outstanding at June 30, 2011.
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
     In those cases where all four criteria are not met, the Company defers recognition of revenue until the period in which all of these criteria are satisfied. Revenue is generally recognized upon shipment of product for our fertilizer business, and for TerraSphere we expect to recognize technology license revenue immediately upon completed performance if the term of exclusive technology licenses is equal to the life of the associated intellectual property, otherwise license revenue would be recognized over the term of the license.
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
Long-Lived Assets
     We account for our long-lived assets (excluding goodwill) in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as technological changes or significantly increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using an undiscounted cash flow model. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.
Goodwill
     We evaluate the carrying value of goodwill during the fourth quarter of each year and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. No events or change in circumstances occurred that would impair the carrying value of goodwill for the three month period ended June 30, 2011.
Intangible Assets
     We account for intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other (“ASC 350”), which requires that intangible assets with finite lives, such as our license and patents, be capitalized and amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets deemed to have indefinite lives are not amortized and are subject to impairment testing annually or whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. This testing compares carrying values to fair values and when appropriate, the carrying value of these assets is reduced to fair value. During the three month period ended June 30, 2011, there was no impairment on intangible assets deemed to have indefinite lives.
Derivative Instruments
     We account for derivative instruments in accordance with ASC 815 Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2011 and December 31, 2010, we did not have any derivative instruments that were designated as hedges.
Discontinued Operations
     We discontinued the operations of our Woodbridge facility during the third quarter of 2010. Assets and liabilities related to the Woodbridge facility have been classified as discontinued operations on the consolidated balance sheets at June 30, 2011 and December 31, 2010, and its operations have been classified as loss from discontinued operations on the consolidated statements of operations and comprehensive loss for the periods ended June 30, 2011 and 2010.
Fair Value Measurements
     Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 Fair Value Measurements and Disclosure (“ASC 820”) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):
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
Income Taxes
     We consider the valuation allowance for deferred tax assets to be a significant accounting estimate. In applying ASC 740 Income Taxes, management estimates future taxable income from operations and tax planning strategies in determining if it is more likely than not that we will realize the benefits of our deferred tax assets. Management believes the Company does not have any uncertain tax positions.
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
     There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On December 11, 2008, we received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the

FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, we filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from our alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, we filed our answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. Plaintiff filed a Motion for Class Certification on June 22, 2010, which was denied on November 22, 2010. On March 3, 2011, the court denied our motion for partial summary judgment. On March 25, 2011, some individual investors filed a new complaint against us asserting similar claims to those in the Leeseberg litigation. The Court consolidated this case with the existing lawsuit and, on May 12, 2011, Plaintiffs filed an Amended Complaint. On June 6, 2011, we filed our answers to the consolidated complaint and counter claims against plaintiffs. We plan to vigorously defend these matters and are unable to estimate any losses that may be incurred as a result of this litigation and new complaint and upon their eventual disposition. Accordingly, no loss has been recorded related to these matters.
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
     On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and its alleged, intentional failure to disclose to adjacent property owners the possibility of the facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. On June 8, 2010, Lefcourt Associates, Ltd re-filed their lawsuit but before a different court, the Chancery Division in Bergen County. The Company filed a motion to transfer the action back to the original court in Middlesex County, which was granted and sought to have the lawsuit dismissed, which was granted in part on August 27, 2010. The Court limited the plaintiff’s claims to the events in part that occurred after the dismissal of the prior action. The case was recently transferred to the Law Division and a trial date as to damages was scheduled for June 6, 2011, but has since been postponed until September 12, 2011, and an evidentiary hearing will be held on or prior to this date. Additionally, plaintiffs appealed the order dismissing their first lawsuit with prejudice, and the appellate court reversed the dismissal. Due to the appellate decision, plaintiffs filed a motion to reconsider the decision made in the action, which was granted in part on July 28, 2011. We plan to vigorously defend this matter and are unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded related to this matter.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During April 2011, we issued common stock and warrants in connection with a convertible note financing agreement. A Form 8K relating to this matter was filed on April 1, 2011 and is incorporated by reference herein. During June 2011, we issued 508,333 restricted shares of our common stock to three Investor relations firms for consulting services performed for the Company. The common stock was issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933. During June, 2011, we issued 7,769,798 shares of resiricied common stock in connection with the conversion of 4,219 shares of convertible Preferred Stock Series A. The common stock was issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.
Item 3. Defaults upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information.
     None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.
Date: August 15, 2011	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer, Principal Executive Officer

Date: August 15, 2011	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration and Principal Accounting Officer