Form 10-Q
period 2011-09-30
Converted Organics Inc.
filed 2011-11-14
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 11, 2011, there were 23,176,211 shares of our common stock outstanding.

Item 1. Financial Statements
CONVERTED ORGANICS INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(As Restated)
ASSETS
CURRENT ASSETS
Cash	$989,629	$3,039,941
Accounts receivable, net	555,150	522,946
Inventories	226,715	126,406
Prepaid expenses and other assets	317,523	251,589
Deferred financing costs, net	140,798	276,667
Current assets of discontinued operations	—	14,500

Total current assets	2,229,815	4,232,049

Deposits and other non-current assets	587,831	575,596
Property and equipment, net	2,904,787	1,477,589
Goodwill	223,787	2,359,378
Intangible assets, net	11,242,993	11,879,265

Total assets	$17,189,213	$20,523,877

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Term note payable	$—	$350,000
Notes payable — related party	72,351	72,351
Accounts payable	2,067,579	2,393,388
Accrued expenses	652,929	656,412
Convertible notes payable, net of unamortized discount	2,384,959	306,404
Obligation to issue shares	205,357	1,560,715
Derivative liabilities — current	4,949,019	5,199,572
Deferred revenue	50,000	—
Liabilities of discontinued operations	564,418	2,438,253

Total current liabilities	10,946,612	12,977,095

Derivative liabilities	955,708	3,476,047

Total liabilities	11,902,320	16,453,142

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $1,000 stated value, authorized 10,000,000 shares	13,281,000	17,500,000
Common stock, $.0001 par value, authorized 500,000,000 shares at September 30, 2011 and 250,000,000 shares at December 31, 2010	14,230	8,547
Additional paid-in capital	99,156,204	84,882,411
Accumulated deficit	(107,554,226)	(98,973,192)
Accumulated other comprehensive income (loss)	56,341	(1,109)

	4,953,549	3,416,657
Noncontrolling interests	333,344	654,078

Total stockholders’ equity	5,286,893	4,070,735

Total liabilities and stockholders’ equity	$17,189,213	$20,523,877

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three month periods ended		Nine month periods ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues	$687,659	$808,582	$2,806,545	$2,765,641

Cost of goods sold	515,284	583,703	1,973,710	2,020,752

Gross profit	172,375	224,879	832,835	744,889

Operating expenses
Selling, general and administrative expenses	1,361,634	4,011,974	7,480,445	10,413,049
Research and development	—	35,000	16,023	176,650
Amortization of intangible assets	221,457	72,001	664,099	216,006
Goodwill impairment	—	—	2,135,021	—

	1,583,091	4,118,975	10,295,588	10,805,705

Loss from continuing operations	(1,410,716)	(3,894,096)	(9,462,753)	(10,060,816)

Other income/(expenses)
Other income (expense)	(21,396)	7,339	7,557	7,871
Gain on obligations to issue shares revaluation	82,143	—	1,355,358	—
Gain on settlement of debt	—	—	225,000	—
Derivative gain (loss)	(2,297,229)	661,982	6,952,284	1,160,711
Loss on debt modification	(936,776)	—	(936,776)
Interest expense	(1,411,805)	(4,627)	(7,252,051)	(15,883)

	(4,585,063)	664,694	(351,372)	1,152,699

Loss from continuing operations before provision for income taxes	(5,995,779)	(3,229,402)	(9,111,381)	(8,908,117)

Provision for income taxes	—	—	—	—

Net loss from continuing operations	(5,995,779)	(3,229,402)	(9,111,381)	(8,908,117)

Income (loss) from discontinued operations	49,447	(18,685,007)	195,918	(22,711,406)

Net loss	(5,946,332)	(21,914,409)	(8,915,463)	(31,619,523)

Net loss attributable to noncontrolling interests	(187,904)	—	(334,429)	—

Net loss attributable to Converted Organics Inc. before other comprehensive loss	(5,758,428)	(21,914,409)	(8,581,034)	(31,619,523)

Other comprehensive income:
Foreign currency translation adjustment	85,449	—	71,145	—

Comprehensive loss	(5,672,979)	(21,914,409)	(8,509,889)	(31,619,523)

Comprehensive income attributable to noncontrolling interests	16,449	—	13,695	—

Comprehensive loss attributable to Converted Organics Inc.	$(5,689,428)	$(21,914,409)	$(8,523,584)	$(31,619,523)

Earnings (loss) per share, basic and diluted
Continuing operations	$(0.43)	$(0.75)	$(0.80)	$(2.21)
Discontinued operations	$—	$(4.33)	$0.02	$(5.63)

	$(0.43)	$(5.08)	$(0.78)	$(7.84)

Weighted average common shares outstanding	14,059,866	4,318,744	11,500,199	4,035,456

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011
(UNAUDITED)

							Accumulated
	Preferred Stock Series A		Common Stock				Other			Total
	Shares Issued and		Shares Issued and		Additional	Accumulated	Comprehensive		Non-Controlling	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Paid-in Capital	Deficit	Loss	Total	Interests	Equity
Balance, December 31, 2010 (As restated)	17,500	$17,500,000	8,546,813	$8,547	$84,882,411	$(98,973,192)	$(1,109)	$3,416,657	$654,078	$4,070,735
Common stock issued to settle convertible notes obligations	—	—	4,029,373	4,029	6,408,928	—	—	6,412,957	—	6,412,957
Common stock issued as compensation	—	—	506,570	506	1,557,319	—	—	1,557,825	—	1,557,825
Issuance of employee stock options	—	—	—	—	669,444	—	—	669,444	—	669,444
Issuance of common stock as payment of accounts payable	—	—	50,833	51	76,199	—	—	76,250	—	76,250
Issuance of common stock as payment to settle obligations of discontinued operations	—	—	320,000	320	1,343,680	—	—	1,344,000	—	1,344,000
Issuance of common stock in connection with conversion of preferred stock	(4,219)	(4,219,000)	776,980	777	4,218,223	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	57,450	57,450	13,695	71,145
Net loss	—	—	—	—	—	(8,581,034)	—	(8,581,034)	(334,429)	(8,915,463)

Balance, September 30, 2011	13,281	$13,281,000	14,230,568	$14,230	$99,156,204	$(107,554,226)	$56,341	$4,953,549	$333,344	$5,286,893

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine month periods ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,915,463)	$(31,619,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense of intangibles and other assets	1,057,849	251,757
Depreciation and amortization of property and equipment	210,571	1,394,249
(Recovery of) provision for losses on accounts receivable	(75,875)	—
Amortization of discounts on notes payable	6,967,644	—
Interest expense in connection with issuance of convertible debt	268,486	—
Common stock issued as compensation	1,557,825	349,639
Common stock issued as payment of accounts payable	76,250	—
Stock option compensation expense	669,444	1,305,812
Obligations to issue shares revaluation	(1,355,358)	—
Gain on settlement of debt	(225,000)	—
Gain on settlements of accounts payable	(302,057)	—
Loss on write-down of construction costs	113,543	—
Loss on debt modification	936,776	—
Loss on impairment of long-term assets	2,135,021	15,430,685
Derivative gain	(6,952,284)	(1,160,711)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	58,171	(567,244)
Inventories	(100,309)	337,833
Prepaid expenses and other current assets	(73,335)	(129,024)
Deposits and other non-current assets	(15,140)	(48,240)
Increase (decrease) in:
Accounts payable	(1,023,474)	1,469,926
Accrued expenses	(231,269)	2,854,432
Deferred revenue	50,000	—

Net cash used in operating activities	(5,167,984)	(10,130,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,060,988)	(446,930)
Patent costs	(27,828)	—
Purchase of other assets	—	(500,000)

Net cash used in investing activities	(1,088,816)	(946,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(125,000)	(1,540,009)
Repayment of capital lease obligations	—	(8,751)
Net proceeds from exercise of options	—	34,000
Net proceeds from stock offering	—	2,366,360
Deferred financing costs for short-term notes	(255,000)	—
Net proceeds from short-term notes	4,500,000	—

Net cash provided by financing activities	4,120,000	851,600

Net effect of exchange rate changes on cash	86,488	—

NET DECREASE IN CASH	(2,050,312)	(10,225,739)

Cash, beginning of period	3,039,941	10,708,807

Cash, end of period	$989,629	$483,068

Supplemental cash flow information:
Cash paid during the period for:
Interest	$23,267	$808,679

Non-cash financing activities:
Equipment acquired through assumption of accounts payable	$696,329	$—
Common stock issued to settle convertible notes obligations	6,395,624	413,959
Fair value of derivatives issued in conjuction with debt and equity financing	4,667,269	968,096
Common stock and warrants issued as payment for accounts payable	—	1,501,600
Common stock issued as settlement of obligations of discontinued operations	1,344,000	—
Common stock issued in connection with conversion of preferred stock	4,219,000	—
The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments, that are necessary for a fair presentation of its financial position and operating results for the periods presented.
The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in Converted Organics Inc.’s Form 10-K as of and for the year ended December 31, 2010.
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
A summary of the Company’s subsidiaries is as follows:
Converted Organics of California, LLC (the “Gonzales facility”) is a California limited liability company and wholly-owned subsidiary. The Gonzales facility operates a plant in Gonzales, California, in the Salinas Valley and produces approximately 25 tons of organic fertilizer per day, which is sold primarily to the California agricultural market. The Gonzales

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
facility employs a proprietary method called High Temperature Liquid Composting (“HTLC”). The facility has been upgraded to enable it to accept larger amounts of food waste from waste haulers and may be upgraded, depending on demand, to have the capability to produce a dry product in addition to the current liquid fertilizer it produces.
Converted Organics of Woodbridge, LLC (the “Woodbridge facility”) is a New Jersey limited liability company and wholly-owned subsidiary, which was formed for the purpose of owning, constructing and operating the Company’s facility in Woodbridge, New Jersey. During 2010, the Company discontinued operations at the Woodbridge plant. The Company has reported the results of operations of Converted Organics of Woodbridge, LLC as discontinued operations within the consolidated financial statements (See Note 5).
Converted Organics of Rhode Island, LLC (“RILLC”) is an inactive subsidiary of Converted Organics Inc. RILLC has no assets or liabilities. RILLC was originally established for the purpose of operating a food waste to fertilizer plant in Rhode Island. The only asset that RILLC had acquired was an operating lease from the Rhode Island Resource Recovery Corporation (“RIRRC”) for a parcel of land which was intended to serve as the site for the planned plant. The Company did not have the resources to begin construction on a plant and therefore entered into a letter of intent to sell the operating lease rights to a third party who would also obtain a license from Converted Organics Inc. to operate the proposed facility. The letter of intent does not remain in effect, as the operating lease reverted back to the RIRRC in the fourth quarter of 2010. The RIRRC is a separate and distinct corporation, operated by the state of Rhode Island for the purpose of operating recycling facilities and the Company has no related party or affiliated relationship with that entity.
Converted Organics of Mississippi, LLC is a Mississippi limited liability company and wholly-owned subsidiary, which was formed for the purpose of hiring a sales force and adding a poultry litter-based fertilizer product to the Company’s existing product lines. The Company does not expect to have operating activity in this subsidiary during 2011.
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
GoLocalProduceRI, LLC On December 30, 2010, Converted Organics, Inc. purchased a majority ownership interest of the vertical farming entity GoLocalProduceRI, LLC located in Rhode Island, marking its entrance

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
into the vertical farming industry as owners and operators of what is expected to be the first TerraSphere facility in the United States (See Note 4).
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
REVENUE RECOGNITION
Revenue is recognized when (i) persuasive evidence of a sales arrangement exists, (ii) delivery of the product or service has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.
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
The Company’s vertical farming operation derives its revenues from licensing fees, and in the future expects to also derive revenues from license royalties, the sale of equipment and sales from the operation of the Company’s own growing facilities using the Company’s patented technology.
The Company grants exclusive licenses to use the vertical farming Growth System for the remaining term of the associated patents. The licenses provide for (i) the payment of an initial license fee in installments over periods ranging from nine months to one year, and (ii) the payment of continuing royalties based on a percentage of the licensee’s sales, subject to an annual minimum. The licenses are generally not transferable without the permission of the Company.
In order to grow plants using the technology granted by the license, the licensee will also be required to purchase equipment which incorporates the Growth system, either from the Company or from a manufacturer licensed or contracted by the Company.
The licenses are therefore part of a multi-element arrangement, for which revenue cannot be recognized until the delivered elements have stand alone value. The Company has determined that the elements delivered under these arrangements will have stand alone value at such time as the licensee has received both the license and the equipment, or the license and the Company’s permission to resell the license.
License fees received in cash or recorded as a receivable prior to the time the delivered elements have stand alone value are deferred as deferred revenue.
In addition, receivable installments due under the licenses which are not deemed to be reasonably assured of collection when the license was initially granted are recorded as an asset offset by a valuation allowance. When payments of such installments are received the related revenue is deferred if the elements delivered under that license do not yet have stand alone value.
RECLASSIFICATIONS
As a result of the Woodbridge facility operations being discontinued during the third quarter of 2010, certain items of the comparative interim period have been reclassified as discontinued operations. These reclassifications have no affect on previously reported net loss. See Note 14 for discussion of restated financial information.
IMPAIRMENTS
At June 30, 2011 the Company determined that the operating results for its vertical farming business, which is comprised principally of TerraSphere, together with revised projections of the near term operating results, required that the long-lived assets (principally patents subject to amortization) and goodwill of that business be tested for impairment. The projected undiscounted cash flows for the vertical farming business over the remaining life of the patents exceeded the carrying amount of the long-lived assets, and therefore no impairment of long lived assets was recorded. However, the June 30, 2011 fair value of the vertical farming goodwill, calculated on the basis of discounted cash flows, is less than the carrying amount of the vertical farming business goodwill, and therefore the Company recorded a goodwill impairment charge of $2.1 million at June 30, 2011 reflecting the impairment of all of the goodwill resulting from the November, 2010 acquisition of TerraSphere.
USE OF ESTIMATES
Among the most significant estimates used in the preparation of the Company’s consolidated financial statements are the projections of future cash flows from the Company’s business segments used in assessing whether there has been any impairment to the Company’s long-lived assets, intangible assets or goodwill and the assumptions utilized in the Company’s calculation of the fair value of derivative liabilities. These estimates are inherently uncertain and may require significant adjustments based on future events. The effect of any such adjustments could be significant.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Note 2 — GOING CONCERN/ MANAGEMENT’S PLAN OF OPERATIONS
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has negative working capital, which circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.
As reflected in the consolidated financial statements, the Company incurred a net loss of approximately $8.9 million for the nine months ended September 30, 2011, and as of September 30, 2011 has an accumulated deficit of approximately $107.6 million and a working capital deficiency of approximately $8.7 million. During 2010, the Company discontinued the operations at its Woodbridge facility, acquired a license to treat Industrial Waste Water and acquired the TerraSphere business. In addition, the Company currently has manufacturing capabilities at its Gonzales facility as a means to generate revenues and cash. Although the Gonzales facility is currently cash flow positive, the anticipated costs associated with corporate overhead and for the operations of TerraSphere will cause the Company to have negative cash flow in 2011. In addition, the Company feels that it will require cash, either through financing or equity transactions, in order to build out the IWR and TerraSphere projects planned for 2011.
Presently, the Company’s liquidity is limited to cash on hand at September 30, 2011. In addition, in connection with recent financings, the Company has warrants outstanding that if exercised could provide the Company with additional cash. However, the Company’s stock price has closed at both above and below the exercise price of these warrants, and it is not likely that any warrants would be exercised unless the price of its common stock was greater than the exercise price of the warrants. There is no assurance that the holders of the warrants will exercise the warrants in the near term, and as such, we may not receive these funds.
If the Company does not receive additional funds, whether as a result of the exercise of outstanding warrants, or otherwise, the Company will not have sufficient cash to be able to continue its operations. The Company has projected that there is sufficient cash to operate until the end of 2011 assuming there is no expenditures of cash on future IWR, TerraSphere, or fertilizer capital projects. However, the Company’s business strategy involves growing the IWR and TerraSphere divisions, and expects that the Company will require additional cash prior to the end of 2011. At this time, the Company does not have any commitments for additional financing, and there is no assurance that capital in any form will be available on terms and conditions that are acceptable or at all. If the Company docs not raise funds before it exhausts its current cash position the Company will be unable to continue operations. The Company anticipates that it will exhaust its cash position as of December 31, 2011 and unless additional financing can be secured (for which there are no commitments) the Company will not be able to continue operations after December 31, 2011. Therefore, in the fourth quarter of 2011, in order to conserve cash, the Company began to implement plans to continue California operations while curtailing all but essential personnel at the Corporate level and cease all operations at the TerraSphere division and all operations at the IWW division other than the operations at the South Canyon Land fill. In addition, the Company is in negotiations, with an investor, whereby the Company would spin off the TerraSphere division. These negotiations have not been completed.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
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
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“ASU No. 2011-05”) which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The amendments require that all nonowner changes in stockholders’ equity must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively.
In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU No. 2011-08”). The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 4 — ACQUISITIONS
TERRASPHERE SYSTEMS, LLC
On November 12, 2010, the Company acquired 95% of the membership interests of TerraSphere Systems, LLC. The acquisition will enable the Company to license TerraSphere’s patented Growth System, which is a system of modules and processes for growing plants in a controlled environment. The system uses and controls precise combinations of light, water, nutrition, gravity, centrifugal forces, and gasses to produce growing conditions that can be controlled and manipulated to result in desired plant growth and maximum crop production.
GOLOCALPRODUCERI, LLC
On December 30, 2010, the Company acquired 83.34% of GoLocalProduceRI, LLC, marking its entrance into the vertical farming industry as owners and operators of what is expected to be the first TerraSphere facility in the United States.
The unaudited pro forma consolidated financial information including continuing and discontinued operations for the three and nine month periods ended September 30, 2010 as though the above acquisitions had been completed at the beginning of the interim period is as follows:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2010
Revenue	$817,765	$3,468,190
Net loss	$(31,389,145)	$(33,286,590)
Net loss per share, basic and diluted	$(4.55)	$(5.03)
Weighted-average shares	6,898,307	6,615,019

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 5 — DISCONTINUED OPERATIONS
In 2010, the Company discontinued operations at its facility in Woodbridge, New Jersey. The following table summarizes the components of the income (loss) from discontinued operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue from discontinued operations	$—	$105,714	$—	$834,089

Income (loss) from discontinued operations	$49,447	$(18,685,007)	$195,918	$(22,711,406)

The Company recognized income from discontinued operations for the three and nine month periods ended September 30, 2011 as a result of favorable settlements with certain of its creditors. The Company does not expect to have any continuing positive cash flows from operations associated with the Woodbridge facility.
The following table provides the assets and liabilities of the Woodbridge facility, classified as discontinued operations, in the consolidated balance sheets dated September 30, 2011 and December 31, 2010:

	Sept 30,	Dec 31,
	2011	2010
Accounts receivable, net	$—	$14,500

Assets of discontinued operations	$—	$14,500

Accounts payable	$535,645	$837,606
Accrued expenses	—	1,571,874
Other liabilities	28,773	28,773

Liabilities of discontinued operations	$564,418	$2,438,253

On January 25, 2011, the Company paid cash of $150,000 and issued 320,000 shares of Company common stock with a fair value of $1,344,000 in payment for consulting services accrued at December 31, 2010 related to the settlement of certain Woodbridge obligations. The Company is actively working with its creditors to settle the remaining liabilities outstanding at September 30, 2011.

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
The Company’s balances that are reported at fair value in the accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010 were as follows:

	Level of	Balance
	Hierarchy	Sept 30, 2011	Dec 31, 2010
Obligations to issue shares	Level 2	$205,357	$1,560,715
Derivative warrants and anti-dilution provision liabilities	Level 3	5,904,727	8,675,619

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the three and nine months ended September 30, 2011:

	Three	Nine
	months	months
	ended	ended
Balance, beginning of period	$(2,812,630)	$(8,675,619)
Settlements	124,575	1,405,320
Issuances	—	(4,667,269)
Loss on debt modification	(919,443)	(919,443)

Net gains (loss)	(2,297,229)	6,952,284

Balance, end of period	$(5,904,727)	$(5,904,727)

The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible notes payable, for which carrying amounts approximate fair value.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 7 — INVENTORIES
The Company’s inventories consisted of the following at:

	September 30,	December 31,
	2011	2010
Finished goods	$190,268	$104,690
Raw materials	36,447	21,716

Total inventories	$226,715	$126,406

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
NOTE PAYABLES — RELATED PARTY
In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed unsecured note payables to William Gildea, Secretary of the Company and Edward Gildea, President of the Company, each of which have an interest rate of 10% per annum. The principal amount due totaled $72,351 at September 30, 2011 and December 31, 2010.
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
The Notes were initially convertible into shares of Common Stock at a conversion price of $10.00 per share, provided that if the Company makes certain dilutive issuances (with limited exceptions), the conversion price of the Notes will be lowered to the per share price for the dilutive issuances. The Company also had the right, at its option, to permit the holder of the Notes to convert at a lower price specified by the Company for a period specified by the Company. The Company was required to repay the Notes in six equal installments commencing

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
February 1, 2011 (with respect to the Initial Notes) and six equal installments commencing April 8, 2011 (with respect to the Additional Notes), either in cash or in shares of is common stock. If the Company chooses to utilize shares of its common stock for the payment, the Company must make an irrevocable decision to use shares 22 trading days prior to the installment payment date, and the value of its shares will be equal to the lower of (i) the conversion price then in effect or (ii) 85% of the average of the three lowest closing sale prices of its common stock during the 20 trading day period prior to payment of the installment amount. If the Company chooses to make an installment payment in shares of its common stock, it must make a pre-installment payment of shares to the Note holder 20 trading days prior to the applicable installment date based on the value of its shares during the 20 trading days preceding the delivery of the notice to elect to pay in its shares.
On the installment date, to the extent the Company owed the Note holder additional shares in excess of the pre-installment shares to satisfy the installment payment, it issued the Note holder additional shares, and to the extent the Company issued excess shares, such shares were applied to future payments.
If an event of default occurs under the Notes, the Company must redeem the Notes in cash at the greater of 135% of the unconverted principal amount or 135% of the greatest equity value of the shares of common stock underlying the Notes from the date of the default until the redemption is completed. The conversion price of the Notes is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of the Notes may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our Common Stock. No default occurred under these notes and they were paid in full prior to the end of September 30, 2011.
In connection with the sale of convertible notes and the issuance of the associated warrants to purchase common stock on March 7, 2011, the Company established a debt discount equal to the full amount of the notes, which reflects the original issue discount, the relative fair value of the warrants to the debt and reflects that the debt is classified as a derivative liability as the ability to repay the note in cash is deemed not to be within the Company’s control and the number of shares required to settle the obligation is not determinable. The total debt discount recognized was $1,050,527 and the interest expense recognized in addition to that amount was $268,486. The discount was being amortized over the term of the convertible notes. In addition, certain financing costs associated with the notes have been recorded as deferred financing costs and are being amortized over the term of the notes. At September 30, 2011, these notes are fully paid off and the Company issued 4,029,373 shares of its common stock as loan repayments on these notes.
On April 1, 2011, the Company entered into a Securities Purchase Agreement (“Agreement”) with an institutional investor (the “Buyer”) whereby, the Company agreed to sell to the Buyer certain notes and warrants. Pursuant to the terms of the Agreement, the Company agreed to sell to the Buyer a convertible note in the aggregate original principal amount of $3,850,000 (the “Original Note”), which is convertible into shares of common stock. The Original Note is non interest bearing and was issued with an original issue discount of approximately 9%. The Company recorded the initial fair values of the conversion feature and the warrants up to the gross proceeds of the note ($3,500,000) as a discount on the Original Note which will be amortized ratably over the six-month term. Net proceeds of the note were $3,325,000 at September 30,

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
2011, the carrying value of the Original note was $2,384,959 and the associated unamortized discount was $1,328,260.
The Original Note is initially convertible into shares of Common Stock at a conversion price of $4.00 per share, provided that if the Company makes certain dilutive issuances (with limited exceptions), the conversion price of the Original Note will be lowered to the per share price for the dilutive issuances. The Company also has the right, at its option, to permit the holder of the Original Note to convert at a lower price specified by the Company for a period specified by the Company. The Company is required to repay the Original Note in five equal installments commencing August 1, 2011. If the Company chooses to utilize shares of its common stock for the payment, the Company must make an irrevocable decision to use shares 23 trading days prior to the installment payment date, and the value of its shares will be equal to the lower of (i) the conversion price then in effect or (ii) 85% of the average of the three lowest closing sale prices of its common stock during the 20 trading day period prior to payment of the installment amount. If the Company chooses to make an installment payment in shares of its common stock, it must make a pre-installment payment of shares to the Original Note holder 20 trading days prior to the applicable installment date based on the value of its shares during the 20 trading days preceding the delivery of the notice to elect to pay in its shares. On June 24, 2011, the Company filed a registration statement in order to issue shares of its common stock to make the required loan repayments. The registration statement has not yet been declared effective. On August 9, 2011, the Company amended the payment due dates on its April 1, 2011 convertible note. The lender has agreed to extend the first payment (originally due August 1, 2011) to the earlier of the date that the underlying registration statement becomes effective or until six months after the issuance of the note when the restrictions on the shares lapse. In consideration of this amendment the Company has agreed to reprice certain of the warrants held by the lender to an exercise price of $0.50.
On the installment date, to the extent the Company owes the Note holder additional shares in excess of the pre-installment shares to satisfy the installment payment, it will issue the Note holder additional shares, and to the extent the Company has issued excess shares, such shares will be applied to future payments. Through September 30, 2011, the Company has not issued any shares of its common stock in satisfaction of loan repayments on the Original Note.
If an event of default occurs under the Original Note, the Company must redeem the Note in cash at the greater of 135% of the unconverted principal amount or 135% of the greatest equity value of the shares of common stock underlying the Note from the date of the default until the redemption is completed. The conversion price of the Original Note is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of the Note may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our Common Stock.
In connection with the sale of convertible notes and the issuance of the associated warrants to purchase common stock on April 1, 2011, the Company established a debt discount equal to the full amount of the note, which reflects the original issue discount, the relative fair value of the warrants to the debt and reflects that the debt is classified as a derivative liability as the ability to repay the note in cash is deemed not to be within the Company’s control and the number of shares required to settle the obligation is not determinable. The total debt discount recognized was $3,398,783. The discount is being amortized over the term of the convertible notes. In addition, certain financing costs associated with the note has been recorded as deferred financing costs and are being amortized over the term of the notes.
The Company applies Accounting Standards Codification Topic 470 Modifications and Extinguishments (“ASC 470”), which defines a debt modification and provides guidance on whether an exchange of debt instruments with the same creditor constitutes an extinguishment and whether a modification of a debt instrument should be accounted for in the same manner as an extinguishment. ASC 470 establishes that a modification exists if the terms of the embedded conversion option from which the change in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is at least 10 percent of the carrying amount of the original debt instrument immediately before the modification or exchange. On July 31, 2011, the effective date of the April 2011 convertible note amendment, the Company measured the fair value of the embedded conversion option and determined that the change in fair value immediately before and after the modification was greater than 10 percent resulting in a debt modification. In accordance with ASC 470 the Company recognized a loss of $936,776 on the accompanying consolidated statement of operations and comprehensive loss.

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
The Series B Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expire on November 28, 2011. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 499,000 shares (warrants to purchase 393,947 shares of Common Stock were issued at the Initial Closing and a warrant to purchase 105,053 shares of Common Stock were issued at the Additional Closing which occurred on March 7, 2011) at an initial exercise price of $10.00 per share. If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants will adjust to the average of the Installment Conversion Prices used to repay the Initial Notes. The floor price for the exercise price of the Series B Warrants is $3.45. The number of shares underlying the Series B Warrants will adjust whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $4,990,000 ($3,939,473 for the Series B Warrants issued in the Initial Closing and $1,050,527 for the Series B Warrants issued at the Additional Closing). During August 2011, in connection with amending its April 2011 convertible note, these Series B Warrants were repriced to $0.50 therefore, as of September 30, 2011, the exercise price of the Series B Warrants is $0.50 per share and there are 1,467,647 shares underlying the Series B Warrants.
The Series A and Series C Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and have a five year term. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 249,500 shares (warrants to purchase 196,974 shares of common stock were issued at the Initial Closing and warrants to purchase 52,526 shares of common stock were issued at the Additional Closing which occurred on March 7, 2011) at an initial exercise price of $10.00 per share. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 249,500 shares (warrants to purchase 196,974 shares of common stock were issued at the Initial Closing and warrants to purchase 52,526 shares of common stock were issued at the Additional Closing) at an exercise price of $10.00 per share; provided that the Series C Warrants may only be exercised by each holder in the same proportion as such holder has already exercised its Series B Warrants.
If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the Installment Conversion Prices used to repay the Initial Notes. During August 2011, in connection with amending its April 2011 convertible note these Series A and C

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Warrants were repriced to $0.50, therefore as of September 30, 2011, the exercise price of the Series A Warrants and Series C Warrants is $0.50 per share.
On April 17, 2011, pursuant to the terms of the Purchase Agreement, the Company issued to the Buyer warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants”, and (iii) “Series C Warrants” (collectively, the “April Warrants”).
The Series B Warrants became exercisable on June 13, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expire on March 13, 2012. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 914,375 shares at an initial exercise price of $4.125 per share. If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants will adjust to the average of the Installment Conversion Prices used to repay the Notes. The floor price for the exercise price of the Series B Warrants is $3.40. The number of shares underlying the Series B Warrants will adjust whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $3,771,797. During August 2011, in connection with amending its April 2011 convertible note these Series B Warrants were repriced to $0.50, therefore as September 30, 2011, the exercise price of the Series B Warrants is $0.50 per share and there are 1,109,352 shares underlying the Series B Warrants.
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
The Series A and Series C Warrants are exercisable six months and one day after issuance and have a five year term commencing on June 13, 2011. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 481,250 shares. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 434,329 shares. If on the expiration date of the Series B Warrants, a holder of such warrant has not exercised such warrant for at least 50% of the shares underlying such warrant, the Company has the right to redeem from such holder its Series C Warrant for $10,000 under certain circumstances. On August 9, 2011, as part of the restructuring of the Note described above, the Company agreed to lower the exercise price of the Series A and Series C Warrants to $0.50 per share.
If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
average of the Installment Conversion Prices used to repay the Initial Notes. As of the September 30, 2011, the exercise price of the Series A Warrants and Series C Warrants is $0.50 per share.
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
As of September 30, 2011, the Company has recognized the following warrants as derivative instruments:

								Fair
			Outstanding		Exercised	Outstanding	Exercisable	Value at
	Class/		at Dec 31,		or	at Sept 30,	at Sept 30,	Sept 30,
Issue Date	Series	Price	2010	Issued	Canceled	2011	2011	2011
05/07/09**	Class C	$0.50	88,500	—	—	88,500	88,500	$27,279
05/07/09**	Class D	$0.50	41,500	—	—	41,500	41,500	$12,747
09/08/09	Class G	$0.50	250,000	—	—	250,000	250,000	$94,041
04/22/10	Class I	$0.50	116,336	—	—	116,336	—	$45,148
12/17/10 *	Series A	$0.50	196,974	52,526	—	249,500	249,500	$97,830
12/17/10 *	Series B	$0.50	393,947	1,073,700	—	1,467,647	1,467,647	$265,086
12/17/10 *	Series C	$0.50	196,974	52,526	—	249,500	249,500	$97,830
04/01/11	Series A	$0.50	—	481,250	—	481,250	481,250	$191,975
04/01/11	Series B	$0.50	—	1,109,352	—	1,109,352	1,109,352	$245,661
04/01/11	Series C	$0.50	—	434,329	—	434,329	434,329	$173,258

								1,250,855

*	Includes warrants issued on March 7, 2011

**	The above table reflects repricing of all warrants to $0.50 in August 2011, except 13,500

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
     Class C and 6.500 Class D warrants which remained at $10.00 and $10.20 respectively.
In August 2011, the Company amended certain provisions of its April 2011 convertible note financing and as a result all of the warrants listed above, with the exception of certain Class C and Class D warrants, were repriced to $0.50. The Company recorded a charge in its statement of operations for the three months ended September 30, 2011 of $919,443 associated with the debt modification.
The Company also recognized certain conversion features issued in conjunction with debt as derivative instruments:

		Outstanding			Outstanding	Exerciseable	Fair Value
		at			at	at	at
		December 31,		Exercised	September 30,	September 30,	September 30,
Issue Date	Price	2010	Issued	or Canceled	2011	2011	2011
December 17, 2010	$10.00	1,428,398	—	1,428,398	—	—	$—
March 7, 2011	$10.00	—	345,159	345,159	—	—	$—
April 1, 2011	$4.00	—	11,267,193	—	11,267,193	11,267,193	$4,438,272
The amount of conversion features issued during 2011 on the April 2011 derivative instrument has increased as the conversion stock price has decreased from the original conversion price of $4.00.
The warrants and conversion features above were revalued at September 30, 2011 using a binomial lattice pricing model using certain assumptions related to the probability of exercise and the following:

Risk free interest rate	0.10% — 2.55%
Dividend yield	-0-
Volatility	78%—205%
Expected term	3 months to 5 years
In addition to the above derivative transactions, on November 12, 2010, the Company completed the acquisition of TerraSphere Systems LLC, where it determined that as a result of an anti-dilution provision included in the purchase agreement, certain additional shares may have to be issued. The Company estimated that approximately 440,000 shares could be issued and classified the anti-dilution provision as a derivative liability. As of September 30, 2011, the Company revalued the derivative liability to $215,600 based on the closing share price of the stock on that date.
The derivative liability reflected on the consolidated balance sheet at September 30, 2011 totaled $5,904,727 and the derivative gain(loss) for the three and nine month periods ended September 30, 2011 was ($2,297,229) and $6,952,284, respectively.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 10 — STOCKHOLDERS’ EQUITY
STOCK ISSUANCES
On January 25, 2011 the Company issued 320,000 shares of its common stock to a consultant satisfying a $1,344,000 accrual for services rendered in connection with the settlement of certain Woodbridge obligations.
On February 23, 2011, the Company issued 216,500 restricted shares at $3.70 (the closing price as of the date of issuance) to certain employees under the Amended and Restated 2006 Stock Option Plan. The statement of operations and comprehensive loss for the nine month period ended September 30, 2011 includes a charge of $801,050 for this compensation.
During April 2011, the Company issued 290,070 shares of its common stock as compensation under its stock option plan. These shares were issued to employees and directors and are restricted for a period of two years from issuance. The Company recorded compensation expense of $756,775 in its statement of operations and comprehensive loss for the nine month period ended September 30, 2011, based upon the closing price of the shares on the commitment date.
On June 20, 2011, the Company issued 776,980 shares of its common stock in exchange for the return of 4,219 shares of its preferred stock.
On June 10, 2011, the Company issued 50,833 shares of its common stock to vendors for services. The shares are restricted for a period of six months. The Company reduced the vendor payables by $76,250 based upon the closing price of the shares on the commitment date.
During the nine month period ended September 30, 2011 the Company issued 4,029,373 shares of its common stock as loan repayments which reduced the balance on the convertible notes by $6,412,957.
WARRANTS
In addition to the warrants classified as derivatives, the Company has also recognized certain warrants as equity instruments.
The following table sets forth the outstanding warrants classified as equity instruments as of September 30, 2011:

		Outstanding				Outstanding	Exercisable
		at				at	at
		December 31,				September 30,	September 30,
Warrants	Price	2010	Issued	Exercised	Canceled	2011	2011
Class B	$110.00	264,803	—	—	—	264,803	264,803
Class E	$16.30	150,000	—	—	—	150,000	150,000
Class F	$0.50	58,500	—	—	—	58,500	58,500
Class H	$13.00	1,725,000	—	—	—	1,725,000	1,725,000
Class J	$5.40	162,333	—	—	—	162,333	162,333
Class K	$5.40	115,741	—	—	—	115,741	115,741

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
In the event all outstanding warrants are exercised, including those classified as derivatives and those classified as equity, the Company has adequate shares authorized to meet these obligations.
In August 2011, the Company amended certain provisions of its April 2011 convertible note financing and as a result the Class F Warrants listed above were repriced from $10.25 to $0.50. The Company recorded a charge in its statement of operations for the three months ended September 30, 2011 of $17,333 associated with the modification.
STOCK OPTIONS
During the nine month period ended September 30, 2011, the Company issued 317,570 stock options to employees and directors under its stock option plan. The Company calculated a compensation expense associated with the issuance of these options of $699,444 using the Black-Scholes pricing model. The Company assumed a five year term, risk free interest rate of 1.9%, average volatility of 113.6% and exercise prices of $1.50 to $2.70.
Stock option activity for the nine month period ended September 30, 2011 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Stock	Price per	Life
	Options	Share	(Years)
Outstanding and exercisable at December 31, 2010	364,380	$16.40	8.8
Granted	282,802	2.70
Granted	21,868	2.20
Granted	12,900	1.50
Forfeited	(2,400)	6.10

Outstanding and exercisable at September 30, 2011	679,550	$10.00	8.2

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 11 — SEGMENT REPORTING
The Company has three lines of business, which are (1) organic fertilizer, (2) vertical farming and (3) industrial wastewater treatment and based on the nature of products and services offered, the Company has determined each line of business is a reportable segment at September 30, 2011.
The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. There were no intersegment sales for the three and nine months ended September 30, 2011. The discreet financial information is presented below as of and for the three and nine month periods ended September 30, 2011:

	For the Three Months Ended September 30, 2011
				Corporate
	Organic	Vertical	Industrial	and
	Fertilizer	Farming	Wastewater	Eliminations	Consolidated
Revenues	$579,831	$—	$107,828	$—	$687,659
Operating loss (1)	(186,274)	(465,529)	(53,260)	(705,653)	(1,410,716)
Depreciation and amortization(2)	106,662	161,821	33,335	55,568	357,386
Interest expense(3)	—	1,824	—	1,409,981	1,411,805

Net loss	(186,274)	(512,277)	(53,260)	(5,194,521)	(5,946,332)

	For the Nine Months Ended September 30, 2011
				Corporate
	Organic	Vertical	Industrial	and
	Fertilizer	Farming	Wastewater	Eliminations	Consolidated
Revenues	$2,497,923	$—	$308,622	$—	$2,806,545
Operating loss (1)	(256,828)	(4,023,305)	(104,324)	(5,078,296)	(9,462,753)
Depreciation and amortization(2)	317,946	484,753	72,222	393,499	1,268,420
Interest expense(3)	—	13,898	—	7,238,153	7,252,051

Net loss	(256,828)	(3,841,893)	(104,324)	(4,712,418)	(8,915,463)

Total assets (4)	3,556,195	10,667,097	2,049,482	916,439	17,189,213
Goodwill	—	223,787	—	—	223,787
Property and equipment additions	155,062	2,255	1,600,000	—	1,757,317

(1)	Operating income (loss) of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(2)	Depreciation and amortization expense associated with property and equipment, intangibles and deferred financing fees. Corporate amortization expense relates to deferred financing fees.

(3)	Corporate interest expense is primarily related to amortization of discounts on convertible notes payable.

(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, prepaid expenses, certain other assets and deferred financing costs.
As of September 30, 2010, the Company was a single reportable segment.
Revenues are attributable to geographic areas based on the locations of the customers, which are primarily within the continental United States. The fertilizer segment derived approximately $390,000 or 67% of its revenues from three customers (AO Farming Operations — 30%; NH3 Service Company — 20%; and Verdi Tech Services — 17%); the industrial wastewater segment derived 100% of its revenue from one customer, South Canyon Waste Systems, Inc. for the three month period ended September 30, 2011. For the nine month period ended September 30, 2011, the fertilizer segment derived approximately $1,327,000 or 54% of its revenues from four customers (Verdi Tech — 12%; American Farms — 13%; NH3 Servcies — 13%; and Crop Production Services — 16%); and the industrial wastewater segment derived 100% of its revenue from one customer, South Canyon Waste Systems, Inc. In both the three and nine month period ended September 30, 2011, the TerraSphere segment had no reportable income.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 12 — LEGAL PROCEEDINGS
The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf, except as follows.
On December 11, 2008, the Company received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of the Company’s Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, the Company filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from the Company’s alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, the Company filed its answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. Plaintiff filed a Motion for Class Certification on June 22, 2010, which was denied on November 22, 2010. On March 3, 2011, the court denied the Company’s motion for partial summary judgment. On March 25, 2011, some individual investors filed a new complaint against the Company asserting similar claims to those in the Leeseberg litigation. The Court consolidated this case with the existing lawsuit and, on May 12, 2011, Plaintiffs filed an Amended Complaint. On June 6, 2011, the Company filed its answer to consolidated complaint and counter claims against Plaintiffs. The Parties have been engaged in settlement negotiations and have reached a settlement agreement. It is anticipated that the settlement will be funded by the insurance provider and, accordingly, no loss has been recorded related to these matters.
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

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and its alleged, intentional failure to disclose to adjacent property owners the possibility of the facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. On June 8, 2010, Lefcourt Associates, Ltd re-filed their lawsuit but before a different court, the Chancery Division in Bergen County. The Company filed a motion to transfer the action back to the original court in Middlesex County, which was granted and sought to have the lawsuit dismissed, which was granted in part on August 27, 2010. The Court limited the plaintiff’s claims to the events in part that occurred after the dismissal of the prior action. Plaintiffs’ appealed the order dismissing their first lawsuit with prejudice, and the appellate court reversed the dismissal with prejudice but the first lawsuit still remains dismissed without prejudice. Due to the appellate decision, plaintiffs filed a motion to reconsider the decision made in the action, which was granted in part on July 28, 2011. The nuisance damages issue was reopened for 60 days. At the expiration of the 60 day period, we renewed the summary judgement motion, our motion for summary judgement was granted on November 4, 2011 and the only claim that remains before the court is the plantiffs right to make an application for legal fees. We plan to vigorously defend this matter and are unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded related to this matter.
On August 25, 2011, TerraSphere, Inc, our wholly owned subsidiary, was named as a defendant in an action filed in the United States district court for the eastern district of Michigan against TerraSphere Systems, LLC and TerraSphere, Inc. The plantiff, alleges, among other things breach of fiduciary responsibilities regarding a joint venture agreement. The parties have agreed to an extension until November 30, 2011 to try and resolve the matter. In the event that the lawsuit can’t be resolved we plan to vigorously defend this matter. At this time we are unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded relating to this matter.
NOTE 13 — SUBSEQUENT EVENTS
On October 19, 2011, the Company entered into an agreement, with its lender, pursuant to which the convertible note issued on April 1, 2011, as previously amended on August 9, 2011, in the aggregate original principal amount of $3,850,000 was amended. Pursuant to the original terms of the Note, the conversion price (“Conversion Price”) of the Note was $4.00, subject to adjustment as set forth in the Note. Pursuant to the Agreement, the parties agreed to change the definition of Conversion Price to mean, as of any conversion date or other date of determination, the lowest of (i) $4.00 (subject to adjustment as provided in the Note), (ii) the price which is equal to the product of (1) 85% multiplied by (2) the quotient of (A) the sum of each of the three (3) lowest closing sale prices of the common stock during the twenty consecutive trading day period immediately preceding the applicable conversion date or other date of determination (as the case may be) divided by (B) three (3) and (iii) the price which is equal to the product of (I) 85% multiplied by (II) the closing sale price of the common stock on the trading day immediately preceding the applicable conversion date or other date of determination (as the case may be).
On November 2, 2011, The Company entered into an agreement, with its lender, to exchange the convertible note issued on April 1, 2011, and amended on August 9, 2011 and October 19, 2011, in the aggregate original principal amount of $3,850,000, which had $3,474,797 of principal outstanding on November 2, 2011, for a senior secured convertible note in the aggregate original

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
principal amount of $3,474,797 (the “New Note”). The terms of the New Note are substantially identical to the terms of the Original Note (with amendments), provided that the Company is not required to amortize payment for the New Note and the principal and interest on the New Note is now due on May 2, 2012, instead of February 17, 2012. The lender may convert all or part of the new note prior to maturity.
On October 20, 2011 the Company began to issue shares of its common stock to convert, first the convertible note dated April 1, 2011 and then the “New Note” dated November 2, 2011. The Company has issued 8,945,643 for principal reduction on these notes.
On October 31, 2011, the Company announced that its Board of Directors agreed to separate converted Organics, Inc and TerraSphere Systems Inc and declared a special stock dividend of common stock of TerraSphere Systems Inc, to the converted Organics shareholders.
On November 7, 2011, the Company implimented a one for ten (1:10) reverse split of its common stock. The effect of the reverse stock split is retroactively reflected in the accompanying financial statements and footnotes.
On November 8, 2011, the Company announced the resignation of one of its outside directors.

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
NOTE 14 — RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
The accompanying financial statements as of and for the nine months ended September 30, 2011 reflect the effects of the Company’s restatement of its financial statements for the year ended December 31, 2010 and for the six months ended June 30, 2011.
The Company restated its financial statements for the year ended December 31, 2010 to correct the amounts recorded in the Company’s preliminary allocation related to the November 12, 2010 acquisition of TerraSphere as the result, among other things, of TerraSphere’s restatement of its own financial statements for the nine months ended September 30, 2010 to correct its revenue recognition accounting. The Company has corrected its preliminary allocation related to the TerraSphere accounts receivable accordingly. The Company also corrected its assessment of the likelihood of the payment of the Milestone Two contingent payment (payable if TerraSphere receivables of $2 million are collected by February 28, 2011), and the resulting amount recorded as the fair value of this element of the acquisition cost. The net effect of these changes in the acquisition accounting affected the goodwill recorded when TerraSphere was acquired.
The following sets forth the changes to the determination of the acquisition costs and the preliminary allocation of the acquisition cost:

	As previously	Restatement	As
	reported	adjustment	restated
Components of acquisition cost
Election of option one	$2,961,000		$2,961,000
Election of option two	4,490,000		4,490,000
Milestone One	1,403,000		1,403,000
Milestone two	711,000	(673,579)	37,421
Milestone three and four	1,684,000		1,684,000
Anti-dilution	837,000		837,000

	$12,086,000		$11,412,421

Allocation of acquistion cost

Cash	$41,679		$41,679
Accounts receivable	2,690,000	(1,615,000)	1,075,000
Other assets	274,313		274,313
Leasehold improvements	176,181		176,181
Construction in progress	97,306		97,306
Patents	10,000,000		10,000,000
Goodwill	1,193,600	941,421	2,135,021
Assumption of liabilities	(1,738,435)		(1,738,435)
Non-controlling interest	(648,644)		(648,644)

	$12,086,000		$11,412,421

In addition, as the result of the reduction in the amount assigned to the accounts receivable upon the acquisition of TerraSphere, the bad debt expense the Company recorded for those

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
receivables during the period November 12, 2010 to December 31, 2010 was reduced from $2,283,000 to $725,000.
The Company also restated its preliminary allocation of the purchase price for GoLocalProduceRI, LLC to allocate $250,000 of the purchase price previously allocated to goodwill to the license rights which the Company sold to GoLocalProduceRI, LLC in November, 2010 and reacquired as the result of this acquisition.
The following sets forth the effect of the restatement on the affected financial statement line items:

	As previously	Restatement	As
	reported	adjustment	restated
For the year ended December 31, 2010
Selling, general and administrative expenses	$14,625,568	$(1,558,000)	$13,067,568
Loss from continuing operations	(14,277,559)	1,558,000	(12,719,559)
Loss from continuing operations before provision for income taxes	(16,039,025)	1,558,000	(14,481,025)
Loss from continuing operations	(16,039,025)	1,558,000	(14,481,025)
Net loss	(50,729,383)	1,558,000	(49,171,383)
Net loss attributable to noncontrolling interest	(168,156)	77,900	(90,256)
Net loss attributable to Converted Organics, Inc. before other comprehensive income	(50,561,227)	1,480,100	(49,081,127)
Comprehensive loss	(50,562,600)	1,480,100	(49,004,500)
Comprehensive loss attributable to Converted Organics, Inc.	(50,562,336)	1,480,100	(49,082,236)
Net loss per share, basic and diluted
Continuing operations	(3.40)		(3.10)
Discontinued operations	(7.40)		(7.40)

Net loss per share	$(10.80)		$(10.50)

As of December 31, 2010
Accounts receivable, net	$579,946	$(57,000)	$522,946
Intangible assets, net	11,629,265	250,000	11,879,265
Goodwill	1,667,957	691,421	2,359,378
Additional paid-in capital	85,555,990	(673,579)	84,882,411
Accumulated deficit	(100,453,292)	1,480,100	(98,973,192)
Noncontrolling interests	576,178	77,900	654,078
Total stockholders equity	3,186,314	884,421	4,070,735
The Company also restated its financial statements for the three and six months ended June 30, 2011 to correct the Company’s accounting for the goodwill recorded in connection with the acquisition of TerraSphere in November, 2010. The Company restated those financial statements to record a charge of $2.1 million at June 30, 2011 reflecting the impairment of that goodwill. See Note 1.
The following sets forth the effect of the restatement on the affected financial statement line items as of and for the three and six months ended June 30, 2011:

CONVERTED ORGANICS INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

	As previously	Restatement	As	As previously	Restatement	As
	reported	adjustment	restated	reported	adjustment	restated
	Three months ended June 30, 2011			Six months ended June 30, 2011
For the three and six months ended June 30, 2011
Impairment	$—	$2,135,021	$2,135,021	$—	$2,135,021	$2,135,021
Loss from continuing operations	(3,547,413)	(2,135,021)	(5,682,434)	(5,867,016)	(2,135,021)	(8,002,037)
Income (loss) from continuing operations before provision for income taxes	869,392	(2,135,021)	(1,265,629)	(930,581)	(2,135,021)	(3,065,602)
Income (loss) from continuing operations	869,392	(2,135,021)	(1,265,629)	(930,581)	(2,135,021)	(3,065,602)
Net income (loss)	1,016,362	(2,135,021)	(1,118,659)	(784,110)	(2,135,021)	(2,919,131)
Net loss attributable to noncontrolling interest	(85,530)	(106,751)	(192,281)	(146,525)	(106,751)	(253,276)
Net income (loss) attributable to Converted Organics, Inc. before other comprehensive income	1,101,892	(2,028,270)	(926,378)	(637,585)	(2,028,270)	(2,665,855)
Comprehensive income (loss)	1,098,084	(2,135,021)	(1,036,937)	(651,889)	(2,135,021)	(2,786,910)
Comprehensive income (loss) attributable to
Converted Organics, Inc.	1,098,818	(2,028,270)	(929,452)	(649,135)	(2,028,270)	(2,677,405)
Earnings (loss) per share, basic and diluted
Continuing operations	$0.10		$(0.10)	$(0.10)		$(0.30)
Discontinued operations	—		—	—		—

	$0.10		$(0.10)	$(0.10)		$(0.30)

As of June 30, 2011

Accounts receivable, net	$1,075,509	$(57,000)	$1,018,509
Goodwill	1,668,369	(1,193,600)	474,769
Additional paid-in capital	99,470,282	(673,579)	98,796,703
Accumulated deficit	(101,090,877)	(548,170)	(101,639,047)
Noncontrolling interests	426,899	(28,851)	398,048
Total stockholders equity	12,087,391	(1,143,849)	10,943,542

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
Introduction
Converted Organics Inc. (the “Company” or “COIN”) has three lines of business, (1) organic fertilizer, (2) vertical farming and (3) industrial wastewater treatment. Based on the nature of products and services offered, the Company has determined that all three lines of business are reportable segments at September 30, 2011.
The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. There were no intersegment sales for the three and nine months ended September 30, 2011. The discreet financial information is presented below as of and for the three and nine month periods ended September 30, 2011:

	For the Three Months Ended September 30, 2011
				Corporate
	Organic	Vertical	Industrial	and
	Fertilizer	Farming	Wastewater	Eliminations	Consolidated
Revenues	$579,831	$—	$107,828	$—	$687,659
Operating loss (1)	(186,274)	(465,529)	(53,260)	(705,653)	(1,410,716)
Depreciation and amortization(2)	106,662	161,821	33,335	55,568	357,386
Interest expense(3)	—	1,824	—	1,409,981	1,411,805

Net loss	(186,274)	(512,277)	(53,260)	(5,194,521)	(5,946,332)

	For the Nine Months Ended September 30, 2011
				Corporate
	Organic	Vertical	Industrial	and
	Fertilizer	Farming	Wastewater	Eliminations	Consolidated
Revenues	$2,497,923	$—	$308,622	$—	$2,806,545
Operating loss (1)	(256,828)	(4,023,305)	(104,324)	(5,078,296)	(9,462,753)
Depreciation and amortization(2)	317,946	484,753	72,222	393,499	1,268,420
Interest expense(3)	—	13,898	—	7,238,153	7,252,051

Net loss	(256,828)	(3,841,893)	(104,324)	(4,712,418)	(8,915,463)

Total assets (4)	3,556,195	10,667,097	2,049,482	916,439	17,189,213
Goodwill	—	223,787	—	—	223,787
Property and equipment additions	155,062	2,255	1,600,000	—	1,757,317

(1)	Operating income (loss) of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.

(2)	Depreciation and amortization expense associated with property and equipment, intangibles and deferred financing fees. Corporate amortization expense relates to deferred financing fees.

(3)	Corporate interest expense is primarily related to amortization of discounts on convertible notes payable.

(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, prepaid expenses, certain other assets and deferred financing costs.
As of September 30, 2010, the Company was a single reportable segment.
Revenues are attributable to geographic areas based on the locations of the customers, which are primarily within the continental United States. The fertilizer segment derived approximately $390,000 or 67% of its revenues from three customers (AO Farming Operations — 30%; NH3 Service Company —20%; and Verdi Tech Services — 17%); the industrial wastewater segment derived 100% of its revenue from one customer, South Canyon Waste Systems, Inc. for the three month period ended September 30, 2011. For the nine month period ended September 30, 2011, the fertilizer segment derived approximately $1,327,000 or 54% of its revenues from four customers (Verdi Tech — 12%; American Farms — 13%; NH3 Servcies — 13%; and Crop Production Services — 16%); and the industrial wastewater segment derived 100% of its revenue from one customer, South Canyon Waste Systems, Inc. In both the three and nine month period ended September 30, 2011, the Terrasphere segment had no reportable income.
Our operating structure is composed of our parent company, Converted Organics Inc. and the subsidiaries listed below. The current subsidiaries of COIN are as follows:
•	Converted Organics of California, LLC, a wholly-owned subsidiary of COIN, which includes the operation of our Gonzales, California facility.

•	Converted Organics of Woodbridge, LLC, a wholly-owned subsidiary of COIN, which includes the discontinued operation of our Woodbridge, New Jersey facility.

•	Converted Organics of Mississippi, LLC, a wholly-owned subsidiary of COIN, established for the purpose of adding a poultry litter-based fertilizer product to the Company’s existing product lines. This entity is currently inactive.

•	Converted Organics of Rhode Island, LLC, a 92.5% owned subsidiary of COIN , which currently has no operating activity and which was originally established to include the operation of a previously planned fertilizer facility in Rhode Island. On February 25, 2010, we signed a letter of intent with the non-controlling member in Converted Organics of RI to sell substantially all of the assets and a limited select amount of liabilities of Converted Organics of RI. The letter of intent has since been terminated. This entity is currently inactive and has no assets or liabilities.

•	TerraSphere Inc. (“TerraSphere Inc”), a Delaware C corporation and wholly owned subsidiary of COIN, was established to hold an investment in TerraSphere Systems, LLC (“TerraSphere Systems”) in which a 95% interest was acquired on November 12, 2010. Systems, LLC owns 85% of TerraSphere Systems Canada Inc. and 100% of PharmaSphere, LLC, which in turn owns 100% of PharmaSphere Worcester, LLC. COIN’s acquisition of its interest in TerraSphere Systems was approved by our shareholders at a special meeting held on September 16, 2010.

•	GoLocalProduceRI, LLC, a 83.34% owned subsidiary of COIN, which we acquired on December 30, 2010 for the purpose of building and operating a TerraSphere facility.
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
Converted Organics of California, LLC — Gonzales Facility
The Gonzales facility is our production facility that services our West Coast agribusiness customer base through established distribution channels. This facility uses our proprietary technology and process known as High Temperature Liquid Composting, or HTLC ®, which processes various biodegradable waste products into liquid and food waste-based fertilizer and a limited amount of solids that could be further processed into a useable form for use in agriculture, retail, and professional turf markets.

The Gonzales facility began to generate positive cash flow in June 2009 and has continued to do so through September 2011. For the nine month period ended September 30, 2011, the Gonzales facility generated revenues of approximately $2,216,000 and had a positive gross margin of approximately $724,000, or 33% (based on no allocation of corporate overhead). Gross margin for the three month period ended September 30, 2011 was approximately $116,000 or 20%. We plan to continue to improve this operating margin by maximizing the production capacity at the facility, as discussed below, by generating tip fees from receiving additional quantities of solid food waste for processing and by reducing the amount of raw material and freight costs currently associated with the production process. We estimate that the plant, in its current configuration and based on current market prices, has the capacity to generate monthly sales in the range of $350,000 to $400,000. In addition, we have plans to triple production capacity of the Gonzales plant and further modify it to enable production of both liquid and solid fertilizers. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing, but have delayed the upgrades which would allow us to produce dry product due to a lack of market demand for a dry product within the area the Gonzales facility serves. We believe that additional liquid production capacity could be achieved by adding storage tanks, and that dry product capacity could be added by installing a drying and bagging line. We estimate costs to increase liquid capacity by adding storage tanks would be approximately $200,000 to $300,000 and dry line costs would approximate $500,000 to $600,000. At this time we have not committed to any such costs and have not developed a precise timeline for the completion of these projects, and given our current cash position (see liquidity section) it is not likely that we would begin work on these additions.
In addition to sales of fertilizer product from our Gonzales facility, we sold approximately $282,000 of dry fertilizer product for the nine month period ended September 30, 2011. We produced this dry 8-1-4 product using a third party manufacturer in order to supply product to our major retail customer and landscaping customers. Through June 30, 2011 the sales of our dry product resulted in a negative operating margin of $79,000. The selling season for this product has ended and we did not sell any of this product in the three month period ended September 30, 2011 and we don’t expect to sell any of this product in the fourth quarter of 2011.
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
On March 23, 2010, we entered into a loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The loan agreement required us to advance $500,000 to HTP in three monthly installments that commenced upon signing of the loan. The outstanding principal balance of the loan is due only if either a change of control of HTP or the completion by HTP of a financing in excess of $10 million occurs on or before June 30, 2012. If neither of these occur then the loan does not have to be repaid. We have classified this amount as an other non-current asset on our balance sheet. In consideration for entering into the loan agreement, we were granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT ® Concentrator technology in the U.S. industrial wastewater market. The IW market involves the treatment of waters that have been contaminated by anthropogenic industrial or commercial activities, prior to their reuse or release into the environment. The LM-HT® Concentrator reduces carbon emissions compared to traditional technologies by using waste heat and renewable energy as thermal fuel. We have hired a senior executive in the wastewater processing industry and have begun to develop plans to operate our Industrial Wastewater Resources division. On July 30, 2010, we signed a letter of intent with Spirit Services, Inc. to jointly develop an energy and IW treatment facility using our exclusively licensed technology to evaporate waste water at a facility in South Boston, Virginia.
IWR currently operates an industrial wastewater concentrator on Glenwood Springs Landfill Enterprise’s South Canyon Landfill in Glenwood Springs, CO as a result of an agreement signed on January 11, 2011. This facility is designed to treat 15,000 gallons of aqueous waste per day and is fueled by the combustion of biomass diverted from disposal in the landfill. Among the waste water to be treated by the plant are septic, wash waters, process waters, man-camp wastewaters, and wastewaters from oil and gas exploration activities. Under this agreement we are paid a per gallon fee for the amount of industrial wastewater that we treat and we pay the labor costs to operate (the unit is operated by employees of South Canyon) the unit and a marketing fee to generate the industrial wastewater delivered to the facility. In addition, we own the evaporator unit and are responsible for repairing and maintaining it. The unit was manufactured by HTP. As of January 2011 we began to generate revenue under this agreement from South Canyon Landfill’s traditional method of wastewater treatment as we waited for conditional air permits. Such permits were received in March 2011, since which time we paid $950,000 of the $1.6 million purchase price of the new evaporator and the unit commenced operations. The equipment is being financed from the monthly cash flow generated by the business and it is expected that the remaining balance will be paid off in the next twelve months. For the nine months ended September 30, 2011 we recorded revenues of approximately $309,000 and have had gross margin of approximately $129,000 or 42% from treatment of industrial wastewater at this facility.
Our plan to increase business and revenues for IWR is to seek out municipal and industrial locations to locate our owned evaporator units and to charge a per gallon fee to treat industrial wastewater. We plan to follow the current agreement model where we would pay for labor, repairs and marketing (if required) at the location. We will have to seek specific project financing for each evaporator unit. Presently, we are in discussion with four potential owners of locations where an evaporator unit could be located. If we are able to secure project financing, we will be able to begin operations on a further evaporator units, in addition to the one being operated at the South Canyon Landfill.

Vertical Farming Business
On May 20, 2010, we formed TerraSphere Inc., a Delaware corporation and a wholly owned subsidiary of the Company, for the purpose of acquiring the membership interests of TerraSphere Systems, LLC (“TerraSphere Systems”). On July 6, 2010, a membership interest purchase agreement was entered into by the Company, TerraSphere Inc., TerraSphere Systems, and the members of TerraSphere Systems, pursuant to which we agreed to acquire the membership interests of TerraSphere Systems. The maximum total shares that could be issued for TerraSphere Systems is estimated to be 3,416,667 shares of our common stock, which includes earn-out share payments of up to 1,460,318 shares of our common stock. Pursuant to the purchase agreement, the acquisition was approved by our shareholders on September 16, 2010, and the Company acquired 95% of the membership interest of TerraSphere Systems on November 12, 2010. We agreed to issue up to 3,277,778 shares of our common stock to the members of TerraSphere Systems in exchange for 95% of the units of TerraSphere Systems, subject to certain anti-dilution adjustments. Of these shares, 1,817,460 shares were issued on November 12, 2010, the closing of the acquisition, and the remainder of the shares will be issued if TerraSphere achieves four milestones. As of the filing date of this report, only one of the four milestones, TerraSphere’s collection of $2.0 million of its accounts receivable by February 28, 2011, was subject to measurement. This milestone was not met, and as a result we will not issue the 182,540 shares of our common stock associated with that milestone. Two of the three remaining milestones (market capitalization and gross margin), are to be measured as of December 31, 2011, and the final milestone (gross margin) is to be measured at December 31, 2012. On December 30, 2010 we also acquired an 83.34% ownership in GoLocalProduceRI, LLC (an independent TerraSphere licensee) for the purpose of building and owning a TerraSphere facility. The minority shareholder in GoLocalProduceRI LLC, is the spouce of the president of our PhamaSphere operation.
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
During 2011 we have not achieved the planned revenue that we anticipated from the TerraSphere acquisition and have not been able to secure the necessary financing to build our own TerraSphere facility. Therefore, at June 30, 2011, we recorded an impairment loss related to the goodwill recognized with the TerraSphere acquisition. In addition, in November 2011 the company entered into discussions, with an investor, to spin off the TerraSphere segment.
The following pro forma condensed statement of operations information is presented to illustrate the effects upon the quarter ended September 30, 2010 had the acquisitions of TerraSphere and GoLocalProduceRI been completed on January 1, 2010. The pro forma presentation is based upon available information and certain assumptions that we believe are reasonable. The unaudited supplemental pro forma information does not purport to represent what the Company’s results of operations would actually have been had these transactions in fact occurred as of the dates indicated above or to project the Company’s results of operations for the period indicated or for any other period.

The unaudited pro forma consolidated financial information for the three and nine month periods ended September 30, 2010 as though the above acquisitions had been completed at the beginning of the interim period is as follows:

	For the
	Three
	Months	For the Nine
	Ended	Months Ended
	September	September 30,
	30, 2010	2010
Revenue	$817,765	$3,468,190
Net loss	$(31,389,145)	$(33,286,590)
Net loss per share, basic and diluted	$(4.55)	$(5.03)
Weighted-average shares	6,898,307	6,615,019
Recent Financing Activities
December 17, 2010 and March 7, 2011 Notes and Warrants
On December 17, 2010, we entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors whereby we sold to the investors convertible notes in the aggregate original principal amount of $4,990,000 (the “Notes”), which were convertible into shares of our common stock. The Notes were issued with an original issue discount of approximately 4.8%, and the purchase price of the Notes was $4,750,000. The Notes were not interest bearing, unless we are in default on the Notes, in which case the Notes carry an interest rate of 18% per annum. On December 17, 2010 we sold to the Buyer $3,940,000 of the Notes and on March 7, 2011 we sold the investors the remaining $1,050,000 of the Notes. We repaid the Notes in six equal installments commencing February 1, 2011, with respect to $3.94 million of the Notes, and with respect to $1.05 million of the Notes, we commenced repayment in six equal installments on April 8, 2011. The repayment of the Notes was eligible to be made either in cash or in shares of our common stock. If we chose to utilize shares of our common stock for the payment, the value of our shares was equal to the lower of (i) the conversion price then in effect or (ii) 85% of the average of the three lowest closing sale prices of our common stock during the 20 trading day period prior to payment of the installment amount. We also have the right, at our option, to permit the holder of the Notes to convert at a lower price specified by us for a period specified by us.
In addition, we also issued to the investors warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants”, and (iii) “Series C Warrants” (collectively, the “December Warrants”).
The Series B Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expire on November 28, 2011. On August 9, 2011, as part of the restructuring of our outstanding debt to the holder of the Series B Warrants, we agreed to lower the exercise price of the Series B

Warrants to $0.50 per share. As of the date hereof, the exercise price of the Series B Warrants is $0.50 per share and there are 1,446,377 shares underlying the Series B Warrants.
The Series A and Series C Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and have a five year term. Should we make certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the conversion prices used to repay the Notes as discussed above. On August 8, 2011, as part of the restructuring of our outstanding debt to the holder of the Series A and Series C Warrants, we agreed to lower the exercise price of the Series A and Series C Warrants to $0.50 per share.
April 1, 2011 and November 2, 2011 Notes and Warrants
On April 1, 2011, we entered into a Securities Purchase Agreement with an institutional investor whereby we sold to the investor a convertible note in the aggregate original principal amount of $3,850,000 (the “Original Note”), which is convertible into shares of our common stock. The Original Note was issued with an original issue discount of approximately 9.1%, and the proceeds from the Original Note were $3,500,000. The Original Note was non interest bearing. On November 2, 2011, we entered into an agreement pursuant to which we agreed with the holder of the Original Note to exchange Original Note, which had $3,474,797 of principal outstanding on November 2, 2011, for a senior secured convertible in the aggregate original principal amount of $3,474,797 (the “Note”).
Pursuant to the original terms of the Original Note, we were required to repay the Original Note in five equal monthly installments, commencing July 31, 2011, either in cash or in shares of our common stock. We were not permitted to utilize shares of common stock for repayment prior to meeting certain conditions, including the registration statement registering the resale of the shares of common stock underlying the Original Note being declared effective by the Securities and Exchange Commission (“SEC”). As of the date hereof, such registration statement has not been declared effective, and as such, we would have been required to make the monthly Original Note repayment in cash. On August 9, 2011 we and the Original Note holder agreed to delay the repayment dates and on October 19, 2011 we agree to change the conversion price to the lowest of (i) $4.00 (subject to certain adjustment), (ii) the price which is equal to the product of (1) 85% multiplied by (2) the quotient of (A) the sum of each of the three lowest closing sale prices of the common stock during the twenty consecutive trading day period immediately preceding the applicable conversion date or other date of determination (as the case may be) divided by (B) three and (iii) the price which is equal to the product of (I) 85% multiplied by (II) the closing sale price of the common stock on the trading day immediately preceding the applicable conversion date or other date of determination (as the case may be).

The terms of the Note we issued in November 2, 2011 are substantially identical to the terms of the Original Note, provided that we are not required to amortize payment for the Note and the principal and interest on the Note is now due on May 2, 2012, instead of February 17, 2012.
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
The Series B Warrants are exercisable six months and one day after issuance and expire nine months after the date we obtain shareholder approval to issue in excess of 20% of our common stock for the April financing and to permit us to adjust the exercise price of the Series A and Series C Warrants. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 914,375 shares at an initial exercise price of $4.125 per share. On August 9, 2011, as part of the restructuring of the Note described above, we agreed to lower the exercise price of the Series B Warrants to $0.50 per share. If we make certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants was adjusted to the average of the conversion prices we used to repay the Original Note. Based upon our current stock price the holder of the Note is now entitled to 1,109,352 shares of our common stock.
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
The Series A and Series C Warrants are exercisable six months and one day after issuance and have a five year term commencing on the initial exercise date. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 481,250 shares. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 434,329 shares. If on the expiration date of the Series B Warrants, a holder of such warrant has not exercised such warrant for at least 50% of the shares underlying such warrant, we have the right to redeem from such holder its Series C Warrant for $10,000 under certain circumstances. On August 9, 2011, as part of the restructuring of the Original Note described above, we agreed to lower the exercise price of the Series A and Series C Warrants to $0.50 per share.
If we make certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants was adjusted to the average of the conversion prices we used to repay the Original Note. The number of shares underlying the Series A and Series C Warrants will not be adjusted due to an adjustment of the exercise price pursuant to the preceding two sentences.
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
Future Development
Our long term strategic plans have been severely limited by our current cash position (see liquidity section). If we are unable to secure additional financing we will not be able to carry out our plans for growth. Until and if additional financing can be arranged the Company has begun to implement plans to curtail all but essential corporate functions and to cease future investment in the TerraSphere and IWW divisions. The Company expects the organic fertilizer division and the IWW facility at the South Canyon Landfill will continue to operate and generate revenues without additional investment. However, cash generated from those continuing operations is not sufficient to finance the continued operations of the Company or to finance the growth of the operating businesses. In addition, the Company announced it will spin off the TerraSphere division and it is exploring all available options to raise cash from the remaining assets and operations.

Trends and Uncertainties Affecting our Operations
We are subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as we expect. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. In addition, a significant part of our growth strategy is based upon generating revenues from both our Industrial Wastewater business and from the acquisition of TerraSphere

Systems, both of which are in early stages of development. This strategy requires licensees to raise the funding necessary to construct facilities, which has proven difficult. Furthermore our plan calls for raising additional debt and/or equity financing to construct additional operating facilities. Currently there has been a slowdown in lending in both the equity and bond markets, which may hinder our ability to raise the required funds. Our growth strategy may not be achieved due to these cash constraints. In addition, we have entered into discussions to spin off our Terrasphere business.
RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS
We restated our financial statements for the year ended December 31, 2010 to correct the amounts recorded in our preliminary allocation of the acquisition costs related to the November 12, 2010 acquisition of TerraSphere as the result, among other things, of TerraSphere’s restatement of its own financial statements for the nine months ended September 30, 2010 to correct its revenue recognition accounting. We have corrected our preliminary allocation of the acquisition cost related to the TerraSphere accounts receivable, accordingly. We also corrected our assessment of the likelihood of the payment of the Milestone Two contingent payment (payable if TerraSphere receivables of $2 million are collected by February 28, 2010), and the resulting amount recorded as the fair value of this element of the acquisition cost. The net effect of these changes in the acquisition accounting affected the goodwill recorded when TerraSphere was acquired.
The following sets forth the changes to the determination of the acquisition costs and the preliminary allocation of the acquisition cost:

	As previously	Restatement	As
	reported	adjustment	restated
Components of acquisition cost

Election of option one	$2,961,000		$2,961,000
Election of option two	4,490,000		4,490,000
Milestone One	1,403,000		1,403,000
Milestone two	711,000	(673,579)	37,421
Milestone three and four	1,684,000		1,684,000
Anti-dilution	837,000		837,000

	$12,086,000		$11,412,421

Allocation of acquistion cost

Cash	$41,679		$41,679
Accounts receivable	2,690,000	(1,615,000)	1,075,000
Other assets	274,313		274,313
Leasehold improvements	176,181		176,181
Construction in progress	97,306		97,306
Patents	10,000,000		10,000,000
Goodwill	1,193,600	941,421	2,135,021
Assumption of liabilities	(1,738,435)		(1,738,435)
Non-controlling interest	(648,644)		(648,644)

	$12,086,000		$11,412,421

In addition, as the result of the reduction in the amount assigned to the accounts receivable upon the acquisition of TerraSphere, the bad debt expense we recorded for those receivables during the period November 12, 2010 to December 31, 2010 was reduced from $2,283,000 to $725,000.
We also restated the preliminary allocation of the purchase price for GoLocalProduceRI, LLC to allocate $250,000 of the purchase price previously allocated to goodwill to the license rights which we sold to GoLocalProduceRI, LLC in November, 2010 and reacquired as the result of this acquisition.
The following sets forth the effect of the restatement on the affected financial statement line items:

	As previously	Restatement	As
	reported	adjustment	restated
For the year ended December 31, 2010

Selling, general and administrative expenses	$14,625,568	$(1,558,000)	$13,067,568
Loss from continuing operations	(14,277,559)	1,558,000	(12,719,559)
Loss from continuing operations before provision for income taxes	(16,039,025)	1,558,000	(14,481,025)
Loss from continuing operations	(16,039,025)	1,558,000	(14,481,025)
Net loss	(50,729,383)	1,558,000	(49,171,383)
Net loss attributable to noncontrolling interest	(168,156)	77,900	(90,256)
Net loss attributable to Converted Organics, Inc. before other comprehensive income	(50,561,227)	1,480,100	(49,081,127)
Comprehensive loss	(50,562,600)	1,480,100	(49,004,500)
Comprehensive loss attributable to Converted Organics, Inc.	(50,562,336)	1,480,100	(49,082,236)
Net loss per share, basic and diluted
Continuing operations	(3.40)		(3.10)
Discontinued operations	(7.40)		(7.40)

Net loss per share	$(10.80)		$(10.50)

As of December 31, 2010

Accounts receivable, net	$579,946	$(57,000)	$522,946
Intangible assets, net	11,629,265	250,000	11,879,265
Goodwill	1,667,957	691,421	2,359,378
Additional paid-in capital	85,555,990	(673,579)	84,882,411
Accumulated deficit	(100,453,292)	1,480,100	(98,973,192)
Noncontrolling interests	576,178	77,900	654,078
Total stockholders equity	3,186,314	884,421	4,070,735
We also restated our financial statements for the three and six months ended June 30, 2011 to correct our accounting for the goodwill recorded in connection with the acquisition of TerraSphere in November, 2010. We restated those financial statements to record a charge of $2.1 million at June 30, 2011 reflecting the impairment of that goodwill. See Note 1.
The following sets forth the effect of the restatement on the affected financial statement line items as of and for the three and six months ended June 30, 2011:

	As previously	Restatement	As	As previously	Restatement	As
	reported	adjustment	restated	reported	adjustment	restated
	Three months ended June 30, 2011			Six months ended June 30, 2011
For the three and six months ended June 30, 2011

Impairment	$—	$2,135,021	$2,135,021	$—	$2,135,021	$2,135,021
Loss from continuing operations	(3,547,413)	(2,135,021)	(5,682,434)	(5,867,016)	(2,135,021)	(8,002,037)
Income (loss) from continuing operations before provision for income taxes	869,392	(2,135,021)	(1,265,629)	(930,581)	(2,135,021)	(3,065,602)
Income (loss) from continuing operations	869,392	(2,135,021)	(1,265,629)	(930,581)	(2,135,021)	(3,065,602)
Net income (loss)	1,016,362	(2,135,021)	(1,118,659)	(784,110)	(2,135,021)	(2,919,131)
Net loss attributable to noncontrolling interest	(85,530)	(106,751)	(192,281)	(146,525)	(106,751)	(253,276)
Net income (loss) attributable to Converted Organics, Inc. before other comprehensive income	1,101,892	(2,028,270)	(926,378)	(637,585)	(2,028,270)	(2,665,855)
Comprehensive income (loss)	1,098,084	(2,135,021)	(1,036,937)	(651,889)	(2,135,021)	(2,786,910)
Comprehensive income (loss) attributable to Converted Organics, Inc.	1,098,818	(2,028,270)	(929,452)	(649,135)	(2,028,270)	(2,677,405)
Earnings (loss) per share, basic and diluted
Continuing operations	$0.10		$(0.10)	$(0.10)		$(0.30)
Discontinued operations	—		—	—		—

	$0.10		$(0.10)	$(0.10)		$(0.30)

As of June 30, 2011

Accounts receivable, net	$1,075,509	$(57,000)	$1,018,509
Goodwill	1,668,369	(1,193,600)	474,769
Additional paid-in capital	99,470,282	(673,579)	98,796,703
Accumulated deficit	(101,090,877)	(548,170)	(101,639,047)
Noncontrolling interests	426,899	(28,851)	398,048
Total stockholders equity	12,087,391	1,143,849	10,943,542
Liquidity and Capital Resources
At September 30, 2011, we had total current assets of approximately $2.2 million consisting primarily of cash, accounts receivable, inventory and prepaid assets and had current liabilities of approximately $10.9 million, consisting primarily of convertible notes payable, accounts payable, derivative liabilities and liabilities from discontinued operations leaving us with negative working capital of approximately $8.7 million. Non-current assets totaled approximately $15.0 million and consisted primarily of property and equipment and intangible assets. Non-current liabilities consist of derivative liabilities totaling approximately $1.0 million at September 30, 2011. We have an accumulated deficit at September 30, 2011 of approximately $107.6 million. Stockholders’ equity at September 30, 2011 was approximately $5.3 million. For the three months ended September 30, 2011, we generated revenues from continuing operations of approximately $688,000 as compared to revenue from continuing operations of approximately $809,000 for the same period in 2010. For the nine months ended June 30, 2011, we generated revenues from continuing operations of approximately $2.8 million as compared to revenue from continuing operations of $2.76 million for the same period in 2010.

Although the California fertilizer business is currently cash flow positive and the closing of the Woodbridge facility in the third quarter of 2010 will save us approximately $6.0 million per year in net cash expenditures, we believe that we will continue to have negative cash flow from operations in 2011 due to the costs associated with corporate operations and funding the operations of TerraSphere. In addition, we believe that we will require additional cash to finance capital growth activities in order to build out the IWR projects planned for 2011.
Presently, our liquidity is limited to our cash on hand at September 30, 2011. In addition, in connection with our recent financings, we have warrants outstanding that if exercised could provide us with additional cash. However, our stock price has closed at both above and below the exercise price of these warrants, and it is not likely that any warrants would be exercised unless the price of our stock was greater than the exercise price of the warrants. There is no assurance that the holders of the warrants will exercise the warrants in the near term, and as such, we may not receive these funds.
If we do not receive additional funds, whether as a result of the exercise of outstanding warrants issued in our recent financings, or otherwise, we will not have sufficient cash to be able to continue our operations. We have projected our net cash out flows to be approximately $350,000 per month, and therefore, based on the cash on hand as of the filing date of this report, we have sufficient cash to operate until the end of 2011 assuming we expend no cash on future IWR, TerraSphere, or fertilizer capital projects. However, as our business strategy involves growing our IWR division, we expect that we will require additional cash prior to the end of 2011. At this time, we do not have any commitments for additional financing, and there is no assurance that capital in any form will be available to us on terms and conditions that are acceptable or at all. If we do not raise funds before we exhaust our current cash position we will be unable to continue certain operations. As of the filing date of this report, we are scheduled to exhaust our cash position as of December 31, 2011 and unless additional financing can be secured (for which we have no commitments) we will not be able to continue operations after December 31, 2011. Therefore in the fourth quarter of 2011, in order to conserve cash, we have began to curtail all but essential personnel at the Corporate level and cease all operations at the TerraSphere division and all operations at the IWR division other than the operations at the South Canyon Land fill. In addition, we are currently in negotiations, whereby we would spin off our TerraSphere division. These negotiations have not been completed at time of filing this report.
Results of Continuing Operations for the Three Month Period Ended September 30, 2011
Revenue
Our revenue from continuing operations for the three month period ended September 30, 2011, was approximately $688,000 compared to approximately $809,000 for the same period ended

September 30, 2010. We had a loss from continuing operations of $1,411,000 for the three month period ended September 30, 2011 compared to a loss from continuing operations of $3,894,000 for the same period in 2010. The various components are described below.
Revenue from fertilizer sales was $580,000 for the three month period ended September 30, 2011 (all from liquid fertilizer from our Gonzales facility) compared to $790,000 for the same period ended September 30, 2010. This decrease of $210,000 in fertilizer sales revenue is due to a decrease in sales at the Gonzales facility. We feel that the decrease in sales from Gonzales was caused by bad weather, and as a result of this decrease our expectations for increased sales in 2011 over 2010 may not be achieved. We had no sales from our dry product being produced by an outside vendor during the third quarter of 2011.
Converted Organics of Mississippi, formed in January 26, 2010, generated revenues of $19,000 during the third quarter of 2010. In the third quarter of 2011 this entity had no revenue as the company that we purchased the product from has filed for bankruptcy protection and the product is no longer available.
The Industrial Wastewater Resources segment of our business recognized revenues in the amount of $108,000 in the three month period ended September 30, 2011. This segment had no revenues in 2010, as it was in the start up phase of operations.
Our TerraSphere segment reported no revenues for the three month period ended September 30, 2011. TerraSphere continues to seek opportunities whereby it will generate license revenues from new licensees, generate equipment revenues from current licensees, and is also seeking financing to complete a production facility in Rhode Island, whereby we would generate revenues from the sale of produce. We do not expect to generate revenues from TerraSphere in 2011. Due to less than expected revenues from our TerraSphere segment, mainly due to the inability of ourselves or the various licensees to obtain financing for the projects, we have taken an impairment charge as of June 30, 2011 related to certain TerraSphere goodwill.
Cost of Goods Sold
For the three month period ended September 30, 2011, we had cost of goods of approximately $515,000 compared to $584,000 for the same period in 2010. The decrease of $69,000 in cost of goods sold is detailed below.
Cost of goods sold related to fertilizer at the Gonzales facility was approximately $464,000 for the three months ended September 30, 2011, leaving an operating margin of $116,000 or 20%, compared to cost of goods of $584,000 for the same period in 2010 and an operating margin of 26%. This unfavorable variance is due to lower sales volume in this quarter (year over year) while certain production costs remain fixed in amount. Although there were no sales in the third quarter for our dry fertilizer product which was produced by an outside supplier, we did incur product costs of $12,000 related to finalizing the activity associated with that revenue producing activity.
Cost of goods for our IWR segment was $70,000 for the three months ended September 30, 2011 resulting in an operating margin of 35%. There was no comparable activity in 2010 as the business was in the start of operations.
General and Administrative Expenses
General and administrative expenses for the three month period ended September 30, 2011 were approximately $1.4 million compared to approximately $4.0 million for the same period in 2010. The decrease of approximately $2.6 million is primarily comprised of a $1.7 million non-cash decrease in consulting expense related to strategic planning activity, along with decreases in professional fees associated with acquisition activity of approximately $850,000, cost reduction initiatives of $400,000 offset by an increase in overhead expenses associated with our TerraSphere segment of approximately $400,000.
Interest expense for the three months ended September 30, 2011 was approximately $1.4 million compared to approximately $4,000 for the same period in 2010. The increase of approximately $1.4 million is associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.
Amortization of Intangible Assets
For the three months ended September 30, 2011 we had amortization expense of $221,000 compared to $72,000 for the same period in 2010. The increase is due to additional amortization expense associated with patents acquired in our TerraSphere acquisition.
Loss on Debt Modification
During the three months ended September 30, 2011 were recorded a loss on debt modification of $937,000. This loss is a non-cash loss and is related to the valuation of certain derivative features included in our April 2011 convertible debt obligations.
Derivative Gain (Loss)
For the three months ended September 30, 2011, we had a derivative loss of approximately $2.3 million compared to a derivative gain of approximately $662,000 for the same period in 2010. This is a non-cash loss and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, and included in an anti-dilution provision related to shares issued in the TerraSphere acquisition. The major factor creating the loss on these derivative features is the decrease in our stock price during the quarter. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative loss.
Results of Continuing Operations for the Nine Month Period Ended September 30, 2011
Revenue
Our revenues from continuing operations for the nine month period ended September 30, 2011, was $2,806,000 compared to $2,765,000 for the same period ended September 30, 2010. We had a loss from continuing operations of $7,328,000 for the nine month period ended September 30,

2011 compared to a loss from continuing operations of $10,061,000 for the same period in 2010. The various components are described below.
Revenue from fertilizer was $2,498,000 for the nine month period ended September 30, 2011 ($2,216,000 for liquid fertilizer from Gonzales and $282,000 from the outsourced dry fertilizer) compared to $2,511,000 for the same period ended September 30, 2010. This decrease of $13,000 in revenues is due to an increase in the sale of dry product produced by an outside vendor of $282,000 offset by a decrease in sales at the Gonzales facility of $295,000. We feel that the decrease in sales from Gonzales was caused by bad weather, and as a result of this decrease our expectations for increased sales in 2011 over 2010 may not be achieved. The sales from our dry product being produced by an outside vendor generated a negative margin of approximately $78,000, however, this program was initiated to satisfy two large customers who historically only purchase product in the first half of the year and therefore we did not have further negative margin in the third quarter of 2011 nor do we expect further negative margin in the last quarter of 2011.
Converted Organics of Mississippi, formed in January 26, 2010, generated revenues of $254,000 during the first nine months of 2010. In the first nine months of 2011 this entity had no revenue as the company that we purchased the product from has filed for bankruptcy protection and the product is no longer available.
The Industrial Wastewater Resources segment of our business recognized revenues in the amount of $308,000 in the nine month period ended September 30, 2011. This segment had no revenues in 2010, as it was in the start up phase of operations.
Our TerraSphere segment reported no revenues for the nine month period ended September 30, 2011. TerraSphere continues to seek opportunities whereby it will generate license revenues from new licensees, generate equipment revenues from current licensees, and is also seeking financing to complete a production facility in Rhode Island, whereby we would generate revenues from the sale of produce. We do not expect to generate revenues from TerraSphere in 2011. Due to less than expected revenues from our TerraSphere segment, mainly due to our inability and the various licensees to obtain financing for the projects, we have taken an impairment charge as of June 30, 2011 related to certain TerraSphere intangible assets. The impairment charge is more fully explained in the restatement of financial statements footnote included in our financial statements and in the introduction to item 2 of this report.
Cost of Goods Sold
For the nine month period ended September 30, 2011, we had cost of goods of approximately $1,974,000 compared to $2,021,000 for the same period in 2010. The decrease in cost of goods sold of approximately $47,000 is detailed below.
Cost of goods sold related to fertilizer at the Gonzales facility was approximately $1,492,000 for the nine months ended September 30, 2011, leaving an operating margin of $724,000 or 33%, compared to cost of goods of $1,883,000 for the same period in 2010 and an operating margin of

25%. This favorable variance is due to decreased materials and production costs in the first nine months of 2011.
Cost of goods for our dry fertilizer product (produced by an outside supplier) was approximately $375,000 for the nine months ended September 30, 2011, leaving an operating margin of negative 28%. There was no comparable activity in 2010 as the business was in the start of operations. We do not expect further losses in this product line as we have completed filling 2011 orders for these customers and do not expect further sales in 2011.
Converted Organics of Mississippi, formed in January 26, 2010, had cost of goods of $138,000 during the first nine months of 2010. In the first nine months of 2011 this entity had no revenue as the company that we purchased the product from has filed for bankruptcy protection and the product is no longer available.
Cost of goods for our IWR segment was $106,000 for the nine months ended September 30, 2011 resulting in an operating margin of 42%.
General and Administrative Expenses
General and administrative expenses for the nine month period ended September 30, 2011 were approximately $7.5 million compared to approximately $10.4 million for the same period in 2010. The decrease of approximately $2.9 million is primarily comprised of an increase in the expenses related to operating our TerraSphere segment of $1.4 million offset by decreases in marketing costs of $750,000, consulting expenses of $1,700,000, professional fees of $1,400,000 associated with 2010 acquisition activities and results of various cost savings activities of $450,000.
Loss on Impairment
At June 30, 2011 we recorded a charge of $2.1 million to reflect the impairment of the goodwill recorded when we acquired TerraSphere in November, 2010. We determined that the operating results for its vertical farming business, which is comprised principally of TerraSphere, together with revised projections of the near term operating results, required that the long-lived assets (principally patents subject to amortization) and goodwill of TerraSphere be tested for impairment. We performed those impairment tests using projections that had been revised to reflect the difficulties both we and our licensees have experienced in securing the financing needed to construct TerraSphere facilities. In revising our projections from those used when we acquired TerraSphere in November, 2010, we revised until later dates the projected sale of additional licenses, and we also postponed until later years the projected dates at which licensees would complete the construction and commence commercial operations. We projected that we would first complete and begin to commercially operate a company owned facility, and we projected that the existence of a facility that was then operating commercially would assist licensees in obtaining financing for their facilities and also facilitate our sale of additional licenses. In order to complete this company owned facility, we will need to obtain new financing, and there is no assurance that we will be successful in obtaining such financing. The projected undiscounted cash flows for TerraSphere over the remaining life of its patents exceeded the carrying amount of its long-lived assets, and therefore no impairment of long lived assets was recorded. However, the fair value of TerraSphere’s goodwill at June 30, 2011, calculated on the basis of discounted cash flows, is less than the carrying amount of TerraSphere’s goodwill, and therefore we recorded the goodwill impairment charge.
Interest Expense
Interest expense for the nine months ended September 30, 2011 was approximately $7.3 million compared to approximately $15,000 for the same period in 2010. This increase of approximately $7.3 million is associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.
Other Income
Other Income, comprised primarily of gain on the value of obligations to issue shares for the nine months ended September 30, 2011 was approximately $1.3 million compared to $0 for the same period in 2010. This increase of approximately $1.3 million of other income is directly associated with the current market valuation of the liability associated with milestone payments due under the TerraSphere acquisition, caused by the decline in our stock price during the period, and is a non-cash item.

Derivative Gain (Loss)
For the nine months ended September 30, 2011, we had a derivative gain of approximately $6.9 million compared to a derivative gain of approximately $1.1 million for the same period in 2010. This is a non-cash gain and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, and included in an anti-dilution provision related to shares issued in the TerraSphere acquisition. The major factor creating the gain on these derivative features is the decrease in our stock price during the period. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative gain.
Results of Discontinued Operations
In 2010, the Company discontinued operations at its facility in Woodbridge, New Jersey. The following table summarizes the components of the income (loss) from discontinued operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue from discontinued operations	$—	$105,714	$—	$834,089

Income (loss) from discontinued operations	$49,447	$(18,685,007)	$195,918	$(22,711,406)

The Company recognized income from discontinued operations for the three and nine month periods ended September 30, 2011 as a result of favorable settlements with certain of its creditors. The Company does not expect to have any continuing positive cash flows from operations associated with the Woodbridge facility.
The following table provides the assets and liabilities of the Woodbridge facility, classified as discontinued operations, in the consolidated balance sheets dated September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Accounts receivable, net	$—	$14,500

Assets of discontinued operations	$—	$14,500

Accounts payable	$535,645	$837,606
Accrued expenses	—	1,571,874
Other liabilities	28,773	28,773

Liabilities of discontinued operations	$564,418	$2,438,253

On January 25, 2011, the Company paid cash of $150,000 and issued 320,000 shares of Company common stock with a fair value of $1,344,000 in payment for consulting services accrued at December 31, 2010 related to the settlement of certain Woodbridge obligations. The Company is actively working with its creditors to settle the remaining liabilities outstanding at September 30, 2011.
Critical Accounting policies
The following is a brief discussion of our critical accounting policies and methods, and the judgments and estimates used by us in their application:

Revenue Recognition
Revenue is recognized when (i) persuasive evidence of a sales arrangement exists, (ii) delivery of the product or service has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.
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
The Company’s vertical farming operation derives its revenues from licensing fees, and in the future expects to also derive revenues from license royalties, the sale of equipment and sales from the operation of the Company’s own growing facilities using the Company’s patented technology.
The Company grants exclusive licenses to use the vertical farming Growth System for the remaining term of the associated patents. The licenses provide for (i) the payment of an initial license fee in installments over periods ranging from nine months to one year, and (ii) the payment of continuing royalties based on a percentage of the licensee’s sales, subject to an annual minimum. The licenses are generally not transferable without the permission of the Company.
In order to grow plants using the technology granted by the license, the licensee will also be required to purchase equipment which incorporates the growth system, either from the Company or from a manufacturer licensed or contracted by the Company.
The licenses are therefore part of a multi-element arrangement, for which revenue cannot be recognized until the delivered elements have stand alone value. The Company has determined that the elements delivered under these arrangements will have stand alone value at such time as the licensee has received both the license and the equipment, or the license and the Company’s permission to resell the license.
License fees received in cash or recorded as a receivable prior to the time the delivered elements have stand alone value are deferred as deferred revenue.
In addition, receivables due in some of the installments under the licenses which are not deemed to not be reasonably assured of collection when the license was initially granted are recorded as an asset offset by a valuation allowance. When payments of such installments are received the related revenue is deferred if the elements delivered under that license do not yet have stand alone value.

Share-Based Compensation
We account for equity instruments exchanged for services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 Compensation — Stock Compensation (“ASC 718”) regarding share-based compensation. Under the provisions of ASC 718, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at the grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period.
Long-Lived Assets
We account for our long-lived assets (excluding goodwill and intangible assets) in accordance with ASC 360 Property, Plant and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as technological changes or significantly increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using an undiscounted cash flow model. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.
Goodwill
We evaluate the carrying value of goodwill during the fourth quarter of each year and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. At June 30, 2011 we performed an impairment test and determined that a charge of $2.1 million was required. See the discussion in the results of operations section.

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
Derivative Instruments
We account for derivative instruments in accordance with ASC 815 Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2011 and December 31, 2010, we did not have any derivative instruments that were designated as hedges.
Discontinued Operations
We discontinued the operations of our Woodbridge facility during the third quarter of 2010. Assets and liabilities related to the Woodbridge facility have been classified as discontinued operations on the consolidated balance sheets at September 30, 2011 and December 31, 2010, and its operations have been classified as loss from discontinued operations on the consolidated statements of operations and comprehensive loss for the periods ended September 30, 2011 and 2010.
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

Item 4. Controls and Procedures
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.
     At the time that the Company originally filed its Annual Report on Form 10-K for the year ended December 31, 2010 and Quarterly Report on Form 10-Q for the period ended June 30, 2011, based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that under the framework in Internal Control—Integrated Framework, our internal control over financial reporting was effective as of December 31, 2010 and June 30, 2011.
     However, in connection with the restatement of the Company’s December 31, 2010 and June 30, 2011 financial statements, our Chief Executive Officer and Chief Financial Officer reassessed that conclusion in light of the restatement of the aforementioned financial statements, and concluded that there existed a material weakness in our internal controls over financial reporting as of December 31, 2010 and June 30, 2011. That material weakness identified pertains to a lack of appropriate technical resources engaged by the Company to evaluate the proper accounting for non-routine and complex accounting and financial reposting issues. The Company has taken steps to augment the technical resources available to it.
     The management’s assessment of internal controls over financial reporting was not subject to auditor attestation as of December 31, 2010 pursuant to the rules of the Securities and Exchange Commission. Accordingly, the Annual Report on Form 10-K does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting.
     There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or a reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelyhood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On December 11, 2008, we received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit alleges breach of contract, conversion, unjust enrichment, and breach of the implied covenant of good faith in connection with the alleged failure to register certain securities issued in the FTA, and the redemption of our Class A warrants in November 2008. The lawsuit seeks damages related to the failure to register certain securities, including alleged late fee payments, of approximately $5.25 million, and unspecified damages related to the redemption of the Class A warrants. In February 2009, we filed a Motion for Partial Dismissal of Complaint. On October 7, 2009, the Court concluded that Leeseberg has properly stated a claim for actual damages resulting from our alleged breach of contract, but that Leeseberg has failed to state claims for conversion, unjust enrichment and breach of the implied covenant of good faith, and the Court dismissed such claims. On November 6, 2009, we filed our answer to the Complaint with the Court. On March 4, 2010, the parties participated in a conference, and began discussing discovery issues. Plaintiff filed a Motion for Class Certification on June 22, 2010, which was denied on November 22, 2010. On March 3, 2011, the court denied our motion for partial summary judgment. On March 25, 2011, some individual investors filed a new complaint against us asserting similar claims to those in the Leeseberg litigation. The Court consolidated this case with the existing lawsuit and, on May 12, 2011, Plaintiffs filed an Amended Complaint. On June 6, 2011, we filed our answers to the consolidated complaint and counter claims against plaintiffs. The parties have been engaged in settlement negotiations and have reached a settlement agreement. It is anticipated that the settlement will be funded by the insurance provider and, accordingly, no loss has been recorded related to these matters.
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
On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge facility and its alleged, intentional failure to disclose to adjacent property owners the possibility of the facility causing pollution and was later amended to allege adverse possession, acquiescence and easement. The lawsuit sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution, compensatory and punitive damages, counsel fees and costs of suit and any and all other relief the Court deems equitable and just. On April 12, 2010, the Middlesex County Superior Court of New Jersey issued an administrative order settlement dismissing without prejudice the matter of Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, et al. On June 8, 2010, Lefcourt Associates, Ltd re-filed their lawsuit but before a different court, the Chancery Division in Bergen County. The Company filed a motion to transfer the action back to the original court in Middlesex County, which was granted and sought to have the lawsuit dismissed, which was granted in part on August 27, 2010. The Court limited the plaintiff’s claims to the events in part that occurred after the dismissal of the prior action. Plaintiffs appealed the order dismissing their first lawsuit with prejudice, and the appellate court reversed the dismissal with prejudice but the first lawsuit still remains dismissed without prejudice. Due to the appellate decision, plaintiffs filed a motion to reconsider the decision made in the action, which was granted in part on July 28, 2011. The nuisance damages issue was reopened for 60 days. At the expiration of the 60 day period, we renewed the summary judgement motion, our motion for summary judgement was granted on November 4, 2011 and the only claim that remains before the court is the plantiffs right to make an application for legal fees. We plan to vigorously defend this matter and are unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded related to this matter.
On August 25, 2011, TerraSphere, Inc, our wholly owned subsidiary, was named as a defendant in an action filed in the United States district court for the eastern district of Michigan against TerraSphere Systems, LLC and TerraSphere, Inc. The plantiff, alleges, among other things breach of fiduciary responsibilities regarding a joint venture agreement. The parties have agreed to an extension until November 30, 2011 to try and resolve the matter. In the event that the lawsuit can’t be resolved we plan to vigorously defend this matter. At this time we are unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded relating to this matter.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. [Removed and Reserved]
Item 5. Other Information.
Effective November 8, 2011, our previously approved implementation of a 1-for-10 reverse split of our common stock became effective . On such date, every ten shares of pre-split common stock was automatically converted into one share of post-split common stock. The reverse split affects all issued and outstanding shares immediately prior to the effective date of the reverse split.

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

Converted Organics Inc.
Date: November 14, 2011	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer, Principal Executive Officer

Date: November 14, 2011	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration and Principal Accounting Officer