Form 10-K
period 2011-12-31
Converted Organics Inc.
filed 2012-03-30
CIK 1366340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock — $0.0001 par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,400,956.

The number of shares outstanding of common stock of the Registrant as of March 29, 2012 was 38,449,292.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof in connection with the registrant’s 2012 annual meeting are incorporated by reference into Part III of this Report.

i

PART I

Forward-Looking Statements

The Securities and Exchange Commission (SEC) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Please also see the discussion of risks and uncertainties under the heading “Risk Factors.”

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

General

Converted Organics Inc. (“Converted Organics”, “we”, “us”, “our”, or the “Company”) has acquired innovative clean technologies to establish and operate environmentally friendly businesses.

As of the filing date of this report, we have entered into a limited financing agreement that provides for monthly working capital needs (which may be discontinued by the investor if it believes in its good faith discretion that the prospect of repayment is impaired or is unlikely to occur) at the corporate level, which, if certain conditions are met, would allow us operate until December 31, 2012, but we currently do not have sufficient cash to operate or expand our Industrial Wastewater Treatment and Vertical Farming segments. In addition, if our monthly financing arrangement is terminated for any reason, we would no longer have sufficient funds to continue our operations. Presently, within our Organic Fertilizer segment, our facility in Gonzales, CA is operational and self supporting (assuming no corporate overhead) but does not provide enough cash flow to either fund corporate operating needs or expand that business segment. Our Industrial Wastewater segment continues to own an exclusive license to operate licensed technology, however the concentrator unit located in Colorado has been abandoned and the management agreement to operate that concentrator unit has been terminated due to lack of cash sufficient to pay the costs of financing the equipment. Our Vertical Farming segment owns patents related to that industry and in early 2012 has sold a license for use in the production of medical marijuana; however, the Company lacks the cash to fund the ongoing development expenses for the TerraSphere segment. We are considering what segments, or portions thereof, we might be able to spin off to shareholders. While it is uncertain whether there will be continuing cash flows from these segments, any such cash flows will continue to be directly generated as part of the ongoing operations and continued involvement of the Company. Based on current operations or the ownership of certain licenses and patents we have not classified any of our business segments as discontinued operations in the accompanying financial statements.

Our plan is to continue to seek a way to provide value to our shareholders and we feel the best way to do that is to work with our creditors to pay off our debt, continue to operate our organic fertilizer segment, find investment for, or a buyer for, the industrial wastewater treatment segment (we have an exclusive license to operate concentrator units, even though the South Canyon, Colorado project had to be abandoned), spin off segments, or portions thereof to our shareholders, and seek a merger partner that can benefit from our status as a public company.

Presently, we believe the only way to proceed to implement this plan is to have the holder of our outstanding convertible secured promissory note continue to convert the note into shares of common stock, and to continue to sell new convertible notes on a monthly basis through 2012 to this investor. There is no guarantee that the buyer of these notes will continue to fund our operations, as the terms of our arrangement state that the buyer can refuse to fund additional notes if it believes the prospect of repayment on its indebtedness is impaired or is unlikely to occur. Presently, assuming we continue to receive monthly funding from the issuance of new convertible notes, it is not our intention to seek any form of court protection to accomplish our plan.

Based on our historically low stock price, the conversion of the notes has resulted in massive issuances of our common stock, which required us to affect a 1:10 reverse split in November 2011 and a 1:500 reverse split in February 2012 in order to maintain sufficient shares to permit the conversions. In addition, if the price of our common stock declines from current levels, we may not have sufficient shares to permit the full conversion of the notes or the future conversion of the monthly notes we are issuing which means we would be required to either repay the note in cash, which we do not have, or request approval from our shareholders to complete one or more additional reverse stock splits.

During 2011, Converted Organics had three business segments. The three segments are Organic Fertilizer, Industrial Wastewater Treatment, and Vertical Farming. For the year ended December 31, 2011, only the Organic Fertilizer and Industrial Wastewater Treatment segments were producing revenue (revenues for the organic fertilizer business began in 2008). In 2011, we did not generate revenue from the Vertical Farming segment. While it is uncertain whether there will be continuing cash flows from these segments, any such cash flows will continue to be directly generated as part of the ongoing operations and continued involvement of the Company.

Our principal executive office is located at 7A Commercial Wharf West, Boston, MA 02110, and our phone number is (617) 624-0111.

The Development of Our Company

Converted Organics Inc. was incorporated in Delaware in January of 2006 for the purpose of establishing a waste-to-fertilizer business. In February 2007, we successfully completed both a $9.9 million initial public offering of stock and a $17.5 million bond offering with the New Jersey Economic Development Authority. The net proceeds of these offerings were used to develop and construct a fertilizer manufacturing facility in Woodbridge, NJ. In January of 2008, we acquired the assets of Waste Recovery Industries, LLC (WRI) and United Organic Products, LLC (UOP), making us the exclusive owner of the High Temperature Liquid Composting (HTLC) process, as well as a leading liquid fertilizer line and a processing facility in Gonzales, CA. Also in 2008, operations commenced at the Woodbridge, NJ plant, with the production of dry fertilizer product beginning in 2009. We subsequently began distribution of the dry product in the professional turf and retail markets through professional landscaping companies and well known retailers like Home Depot and Whole Foods. In 2009, we also raised $27 million of additional capital and the Gonzales, CA facility became cash flow positive. In 2010, we closed the Woodbridge, NJ plant, making the Gonzales, CA plant our sole fertilizer manufacturing facility (see Item 7 — “Results of Discontinued Operations” for more information).

The Converted Organics industrial wastewater treatment division, “IWR”, was developed as the result of the agreements we entered into with Heartland Technology Partners, LLC (HTP) on March 23, 2010. This transaction provided us with an exclusive, irrevocable license to utilize HTP’s LM-HT® Concentrator technology in the U.S. industrial wastewater (IW) market. In 2011 we purchased a concentrator unit and entered into an operating agreement with the South Canyon, CO landfill and began to generate revenue from that facility. In January 2012, we failed to make the required minimum monthly payments relating to the purchase of certain wastewater equipment used in South Canyon, CO, and, as a result, we forfeited any previous installments made towards the purchase of the equipment, we lost title to the equipment and the agreement related to the project was terminated. However, we continue to hold the exclusive license to operate the technology and we are presently seeking partners or financing arrangements to operate the technology.

On November 12, 2010, the Company acquired 95% of TerraSphere Systems, LLC (TerraSphere) to establish a presence in the urban farming sector. TerraSphere’s patented technology enables the design, building, and operation of highly efficient and scalable systems consisting of vertically-stacked modules, with individual interior light sources, for the housing of rows of plants. Due to a controlled indoor environment, the system is capable of generating fresh, pesticide-free organic produce year-round, regardless of climate or location. For 2012 we do not have sufficient operating cash for this segment.

In 2011, we entered into convertible debt financing arrangements and began operating the IWR unit in South Canyon, CO as discussed above, and began funding the TerraSphere operations. We did not achieve our business plans for either the IWR or TerraSphere businesses during 2011 and by the end of 2011 we had a severe negative cash flow position which forced us to curtail all funding of the TerraSphere and IWR businesses.

Our Business Segments

Organic Fertilizer

Our organic fertilizer is produced exclusively at our Gonzales, CA plant. At present, the facility is operating at approximately 60% capacity and produces around 25 tons of organic fertilizer per day. The plant currently produces predominantly liquid products; with additional capital it could be modified to enable production of additional dry products as well. Revenue from our fertilizer manufacturing operations is predominately generated from the sale of liquid product to the agribusiness market in California, though we do generate a small amount of revenue from tip fees associated with the receipt of food waste at the facility and sell a limited amount of dry products.

We sell and distribute the fertilizer manufactured at the Gonzales, CA plant through a small group of sales professionals who seek out large purchasers of fertilizer for distribution in our target geographic and product markets. Key activities of the sales organization include the introduction of our products to target clients and the development of our relationships with them. Due to our small size, we believe that the most efficient means of distributing our products is through regional distributors, and this method currently accounts for the majority of our sales. To the extent that we make sales directly to customers, we generally require our customers to handle delivery of the product.

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

Operations.    Our Gonzales, CA facility is our sole producer of our fertilizer product. In 2011, we realized approximately $2.5 million of revenue from the sale of fertilizer from this facility.

Prior to the closing of our Woodbridge, NJ plant in 2010 (see Item 7 — “Discontinued Operations”), we sold dry product and received revenue from tip fees from this facility. However, we did not achieve significant sales of liquid product from this facility. Sales of the dry product related primarily to retail and professional lawn care customers, and in order to maintain relationships with those customers, we outsourced the production of a dry fertilizer product to be sold to some of our existing retail and professional lawn care customers in the spring of 2011. Due to cash constraints, we do not plan to continue the production of this outsourced dry fertilizer product in 2012. Therefore, we will not maintain these customers for future sales of product produced under this method. It is our long-range plan to have customers supplied by licensed plants that may be built in the future (see “Future Development” below).

Benefits of Our Fertilizer Products and Technology.    The efficacy of our products has been demonstrated both in university laboratories and multi-year growth trials. These field trials have been conducted on more than a dozen crops including potatoes, tomatoes, squash, blueberries, grapes, cotton, and turf grass. While these studies have not been published, peer-reviewed, or otherwise subject to third-party scrutiny, we believe that the trials and other data show our products to have several valuable attributes:

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

•

Disease Suppression.    Based on field trials of product produced using our technology, we believe our products possess disease suppression characteristics that may eliminate or significantly reduce the need for fungicides and other crop protection products. The products’ disease suppression properties have been observed under controlled laboratory conditions and in documented field trials. We also have field reports that have shown the liquid concentrate to be effective in reducing the severity of powdery mildew on grapes, the verticillium pressure on tomatoes, and the scab in potatoes.

•

Soil amendment.    As a result of its slow-release nature, our dry fertilizer product increases the organic content of soil, which improves granularity and water retention and thus reduces NPK leaching and run-off.

•	Pathogen-free. Due to high processing temperatures, our products are virtually pathogen-free and have an extended shelf life.

In addition to these agricultural benefits, we have also achieved Organic Materials Review Institute (OMRI) and/or Washington State Department of Agriculture (WSDA) certification for many of our products, allowing growers to use them in certified organic farming.

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

Technology.    There are a variety of methods used to treat organic wastes, including composting, digestion, hydrolysis, and thermal processing. Companies using these technologies may compete with us for organic material. These methods are defined as follows:

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

•

Thermal.    Thermal technologies work by either completely or partially combusting organic materials for the purpose of generating electricity. Partial combustion methods may also lead to the production of useful and saleable byproducts, such as a variety of gases (e.g. hydrogen, carbon monoxide, and carbon dioxide) and organic liquids.

End Products.    The organic fertilizer business is highly fragmented, under-capitalized, and growing rapidly. We are unaware of any dominant producers or products currently in the market. There are a number of single-input, protein-based products, such as fish, bone, and cottonseed meal, which can be used alone or mixed with chemical additives to create highly formulated fertilizer blends that target specific soil and crop needs. In this sense, they are similar to our products and provide additional competition in the organic fertilizer market. In the future, large producers of non-organic fertilizer may also increase their presence in the organic fertilizer market, and these companies are generally better-capitalized and have greater financial and marketing resources than we do.

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

Target Markets.    In the U.S., the majority of fertilizer is consumed by agribusiness, with the professional turf and retail segments consuming the remainder. The concern of farmers, gardeners, and landscapers about nutrient runoffs, soil health, and other long-term effects of conventional chemical fertilizers has increased demand for organic fertilizer. We have identified three target markets for our products, however due to cash and production limitations we are presently only marketing product into the agribusiness market.:

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

We believe farmers are facing pressures to change from conventional production practices to more environmentally friendly practices. U.S. agricultural producers are turning to certified organic farming methods as a potential way to lower production costs, decrease reliance on nonrenewable resources such as chemical fertilizers, increase market share with an “organically grown” label and capture premium prices, thereby boosting farm income. In 2012, we expect that a significant part of our revenues will be derived from this specific market.

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

Future Development.    We need additional capital to build additional plants to grow the business or we need to license others to use the technology. We do not have sufficient funds to build additional facilities and we have no plans to raise such funds.

SMART Units.    Our Scalable Modular AeRobic Technology (SMART) units will allow third-parties to produce their own organic fertilizer, and will be suitable for processing 5 to 50 tons of waste per day. These semi-portable devices will be capable of operating indoors or outdoors and may be as sophisticated or as basic in design and function as the owner/user requires. The SMART units will be delivered to jobsites in pre-assembled, pre-tested components, and will include a license to use the HTLC® technology. Our target market consists of users who seek to address waste problems on a smaller scale than would be addressed by a large processing facility. Our plan contemplates that purchasers of the devices would receive tip fees for accepting waste and would sell fertilizer and soil amendment products in the markets where their units operate. To date, we have not been able to generate sales of the SMART Units. We do not expect to sell any Smart Units during 2012.

Licensing.    We also have a licensing program, under which we license the right to use our proprietary technology to third parties. The licensing program is a know-how license, which could be complemented with SMART unit sales so that any individual or entity buying a SMART unit would also receive a license agreement to use our technology.

Industrial Wastewater Treatment

Industrial Wastewater Treatment Resources (IWR) was formed as the result of a loan and license agreement with Heartland Technology Partners, LLC (HTP) that Converted Organics entered into in March of 2010. The agreement provided us with the exclusive right to utilize HTP’s patented means of treating industrial wastewater in the U.S. Our strategy for this line of business was to generate revenue by setting up self-contained treatment systems on customers’ sites and processing their wastewater on a price-per-gallon basis. With our exclusive license, we are seeking a partner or additional financing that will allow us to derive revenue in the future.

Technology.    Our IWR business model utilizes the LM-HT® Concentrator system (the “Concentrator”), which operates by making use of a variety of fuel sources, including waste heat and renewable fuel, to separate industrial wastewater (IW) into clean water vapor and residuals. The Concentrator equipment operates without consumables and has very few moving parts, allowing the equipment to work with minimal maintenance and oversight. Simply, IW is fed into the Concentrator and heated to release clean water vapor, which is then either released into the air or fed into a condenser. The resulting concentrated wastewater is then fed through separators, which isolate the contaminants that have solidified in the evaporation process from the concentrated wastewater. The concentrated wastewater is then fed back into the Concentrator to be retreated, releasing more clean water and more solid contaminants. Materials captured as a result of the process are suitable for recycling or ready to be taken to a landfill.

Operations.    During 2011, we operated an industrial wastewater concentrator on Glenwood Springs Landfill Enterprise’s South Canyon Landfill in Glenwood Springs, CO as a result of an agreement signed in January of 2011. In January 2012, we failed to make the required minimum monthly payments relating to the purchase of wastewater equipment. As a result of the default, title to the equipment was lost, we forfeited any previous installments made towards the purchase of the equipment, and our agreement for this project was terminated.

Benefits of the Technology:

•	Fuel Source Flexibility. The LM-HT® Concentrator can run on a wide range of thermal energy options, from waste heat, to bio fuels, to conventional fossil fuels.

•	Reduced Carbon Emissions. Utilization of waste heat and renewable energy sources results in a reduction of carbon emissions.

•	Simple to Run and Maintain. The equipment is robust, resistant to corrosion, compact, easy to maintain, has no membranes or heat exchangers to foul, and has very few moving parts.

•	Portability. The equipment may be strategically placed, in locations such as landfills, to significantly reduce transportation costs.

•	Widely Applicable. The direct hot gas evaporation technology employed makes it possible to treat a wide range of industrial wastewaters, including IWs with a high concentration of suspended solids.

•	Clean Water Byproduct. The equipment may be fitted with a condenser to capture the resultant water vapor and transform it into clean, non-potable water.

•	Zero Liquid Discharge. The only by-products of the LM-HT® process are clean water vapor and the solidified contaminants present in the IW.

Competition.    There are a wide range of technologies that are currently being used or developed for the purpose of treating wastewater. The following are some of the more common methods in practice.

•

Physical.    The most simple of treatment methods, physical treatment of wastewater includes both the coarse screening process and sedimentation. Coarse screening is an active method that involves running the water through screens of various pore sizes to filter out debris. Sedimentation (also called clarification) is a passive process by which wastewater is held in tanks under quiescent conditions, allowing many of the solids to settle to the bottom. Both methods are merely effective for removing the larger and/or heavier solid contaminants. Other processes in this category include filtering and skimming, the latter of which is useful for separating floating/water-insoluble contaminants.

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

•

Reverse Osmosis.    Reverse osmosis operates by separating two containers, one of contaminated water and the other clean, by a semi-permeable membrane that allows free flow of water (the solvent) but not elements dissolved in it (the solute). Applying high pressure to the wastewater side forces solvent across the membrane barrier and results in separating water from waste. This process is dependent upon the proper functioning of the selective membrane, and wastewater must often be pretreated to remove any agents that are capable of fouling the membrane.

•	Incineration. Wastewater sludge may be treated by incineration, but this method is not as common due to the emissions produced, fuel required, and the difficulty in burning this type of waste.

Target Markets.    The benefits of the LM-HT® system are best applied to situations where there are significant transportation costs associated with treating the wastewater or the wastewater contains many suspended solids, high biochemical oxygen demand (BOD) values, problematic pH levels, or recoverable contaminants. Specifically, we are targeting quench water and boiler/scrubber blow-down wastewater; process water from the manufacturing/processing of pharmaceuticals, metals, pulp and paper, petrochemicals, foods, inks and paints; and any other IWs where a zero-liquid discharge with an inside-the-fence option is desirable.

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

Vertical Farming

Converted Organics’ vertical farming segment commenced operations in November 2010 with our acquisition of 95% of TerraSphere Systems, LLC, which operated a research and manufacturing facility in Vancouver, British Columbia. Our strategy for this business was to leverage TerraSphere’s technology to generate revenue through selling produce grown at facilities that we build-own-and-operate, as well as from licensing our technology. While it is uncertain whether there will be continuing cash flows from this segment, any such cash flows will continue to be directly generated as part of the ongoing operations and continued involvement of the Company.

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

Competition.

•

Field Agriculture.    The overwhelming majority of the produce sold today is still generated using traditional field agriculture methods, and the infrastructure required is generally already in place and considerably less than that of the vertical farms we envision. As such, the up-front cost of growing produce via traditional methods is likely less than that of our method. Further, the rise in organic growing standards has already presented consumers with a more naturally-grown and arguably higher-quality product option, albeit at an often substantially higher cost. However, field agriculture is limited by the availability of land that is suitable for growing crops. Crop quality is also affected by a substantial number of variables, from weather and temperature fluctuations to infestations of pests and disease. Field-grown produce must often travel great distances to reach consumers, which reduces shelf life and increases costs.

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

Future Development.    We retain the patents and technology of TerraSphere but lack the cash to fund the development of the segment. Future development will dependent upon finding investment for the segment.

PRO FORMA CONDENSED FINANCIAL INFORMATION FOR TERRASPHERE AND GOLOCALPRODUCERI

(In thousands, except per share information)

The following pro forma condensed statement of operations information is presented to illustrate the effects upon the full year for 2010 had the TerraSphere and GoLocalProduceRI acquisitions been completed on January 1, 2010. The pro forma presentation is based upon available information and certain assumptions that we believe are reasonable. The unaudited supplemental pro forma information does not purport to represent what the Company’s results of operations would actually have been had these transactions in fact occurred as of the dates indicated above or to project the Company’s results of operations for the period indicated or for any other period. Pro forma balance sheet information is not presented as the acquisitions are presented in the 2010 historical balance sheet.

For the Year Ended December 31, 2010
Revenue	$5,184,130
Net loss	$(49,002,033)
Net loss per share, basic and diluted	$(3.373)
Weighted average common shares outstanding	$14,527

Employees

As of March 28, 2012, we had thirteen employees. Seven employees work in connection with our Organic Fertilizer segment (one in sales and six in operations), and six in management and administration (of these, three are part time).

Our Website and Availability of SEC Reports and Other Information

Our corporate website is located at www.convertedorganics.com. The information contained on our website does not constitute part of this Form 10-K. We file with or furnish to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendment to those reports, proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers, such as the Company, that file electronically with the SEC. The address of that website is http://www.sec.gov. Our SEC filings and our Code of Ethics may be found on the Investor Relations page of our website at ir.convertedorganics.com. These documents are available in print to any shareholder who requests a copy by writing or calling our corporate headquarters.

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

There exists substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has added an explanatory paragraph to their report for the year ended December 31,

2011 with respect to our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. The inclusion of a going concern paragraph in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2011 may materially and adversely affect our stock or our ability to raise new capital.

If the Company does not receive additional funds from external funding sources or from the continued sale of convertible notes on a monthly basis in 2012, the Company will not have sufficient cash to be able to continue its operations. The Company anticipates that it will exhaust its cash position as of December 31, 2012 and unless additional financing can be secured (for which there are no commitments) the Company will not be able to continue operations after December 31, 2012. Therefore, in the fourth quarter of 2011, in order to conserve cash, the Company determined to continue operations in the organic fertilizer business segment while curtailing all but essential personnel at the corporate level and operations in the industrial wastewater treatment and vertical farming segments. While it is uncertain whether there will be continuing cash flows from these segments, any such cash flows will continue to be directly generated as part of the ongoing operations and continued involvement of the Company.

We will need to obtain additional financing to fund our operations, and such financing has in the past and will continue to result in substantial dilution to our shareholders, and will likely result in the need for us to implement future reverse stock splits.

To meet future capital requirements necessary to fund our business, we have and will continue to issue convertible notes. In 2011, we issued a series of senior secured convertible notes to fund our operations, and we have entered into an agreement to continue to issue such notes each month during 2012. These notes are convertible into our common stock at a conversion price equal to 80% of our lowest stock bid prices on the day of conversion. Due to our historically low stock price, the conversion of these notes has resulted in a massive number of shares being issued, which required us to effect a 1:10 reverse split in November 2011 and a 1:500 reverse split in February 2012 in order to maintain sufficient shares to permit the conversions. In addition, if the price of our common stock remains at current levels, we would still not have sufficient shares to permit the full conversion of the note (or the future conversion of the monthly notes we are issuing) which means we would be required to either repay the note in cash, which we do not have, or request approval from our shareholders to complete one or more additional reverse stock splits.

We are dependent on the monthly funding arrangement we entered into in January 2012, and the lender under such arrangement may cease funding us in certain circumstance that are outside of our control.

Pursuant to the terms of an agreement we entered into in January 2012, we agreed to issue 12 senior secured convertible notes to our lender. The notes were to be issued on a monthly basis. We are dependent on the continued issuance of these notes to fund our operations. However, the obligation of the lender to continue to purchase these additional notes is subject to the satisfaction of certain conditions, including, without limitation, that the lender believes in its good faith discretion that the prospect of payment of all or any part of any indebtedness owed to it by us is not impaired or is not unlikely to occur. Based on our current financial condition, we can provide no assurance that the lender will continue to fund our operations.

If the National Organic Program changes its standards with respect to the use of any ingredient in organic fertilizer production, we may no longer be allowed to sell certain of our products into the organic markets, which would materially lower sales at our Gonzales, CA facility.

We are subject to regulation by the National Organic Standards Board (NOSB) with regard to ingredients included in the production of organic fertilizers. Currently, all of the ingredients used in our organic fertilizer production are classified as organic; however, the NOSB does meet to reconsider items on a periodic basis. In 2011 they reviewed Corn Steep Liquor, one of our major components of production and the organic classification was not changed for that ingredient.

We expect to incur significant losses for some time, and we may never operate profitably.

From inception through December 31, 2011, we have incurred a substantial accumulated net loss. The revenues that we began to generate from our Gonzales, CA facility in February 2008 have not yet resulted in our earning a profit, and we will continue to incur significant losses for at least the near future. There is no assurance that our operations will ever become profitable.

We have limited operating history, we have recently added new lines of unproven businesses, and our prospects are difficult to evaluate.

We have not operated any facility other than our Gonzales, CA facility, which we purchased in January 2008 and our Woodbridge, NJ facility, which we operated in 2009 and part of 2010. In addition, during the last year we added our IW treatment business and our vertical farming business, each of which are unproven businesses. Our activities to date have been primarily limited to developing our business, and consequently there is limited historical financial information related to operations available upon which you may base your evaluation of our business and prospects. The revenue and income potential of our business is unproven. If we are unable to develop our business, we will not achieve our goals and could suffer economic loss or collapse, which may have a material negative effect on our financial performance.

We are exposed to risks from legislation requiring companies to evaluate internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires our management to report on the operating effectiveness of our internal control over financial reporting. We must continue an ongoing program of system and process evaluation and testing necessary to comply with these requirements. We expect that this program will require us to incur significant expenses and to devote additional resources to Section 404 compliance on an ongoing annual basis. We cannot predict how regulators will react or how the market prices of our securities will be affected in the event that our Chief Executive Officer and Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404.

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

We are subject to extensive air, water and other environmental regulations and need to maintain our environmental permits, and need to obtain a number of environmental permits to construct and operate our business segments. If for any reason any of these permits are not maintained or granted, construction costs for our facilities may increase, or the facilities may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. In 2010 we were fined for alleged environmental violations in connection with the operation of our Woodbridge, NJ facility. Our failure to comply with environmental regulations could cause us to lose our required permits, which could cause the interruption or cessation of our operations. Furthermore, the expense of compliance could be significant enough to adversely affect our operation and have a material negative effect on our financial performance.

Our facilities will require certain permits to operate, which we may not be able to obtain at all or obtain on a timely basis.

For our Gonzales, CA facility, we have obtained the permits and approvals required to operate the facilities. We may not be able to secure all the necessary permits for future facilities on a timely basis or at all, which may prevent us or potential licensees from operating such facilities according to our business plan.

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

Our Gonzales, CA and discontinued Woodbridge, NJ facilities, as well as future facility sites, may have unknown environmental problems that could be expensive and time-consuming to correct.

There can be no assurance that we will not encounter hazardous environmental conditions at the Gonzales, CA facility site or at any additional future facility sites that may delay the construction of our food waste conversion facilities or require us to incur significant clean-up or correction costs. Upon encountering a hazardous environmental condition, our contractor may suspend work in the affected area. If we receive notice of a hazardous environmental condition, we may be required to correct the condition prior to continuing construction. The presence of a hazardous environmental condition will likely delay construction of the particular facility and may require significant expenditures to correct the environmental condition. If we encounter any hazardous environmental conditions during construction that require time or money to correct, such event could delay our ability to generate revenue.

We have little or no experience in the fertilizer industry, which increases the risk of our inability to build or license our facilities and operate our business.

We are currently, and are likely for some time to continue to be, dependent upon our present management team. Most of these individuals are experienced both in business generally and in the governance and operation of public companies. However, our present management team does not have experience in organizing the construction, equipping, and start-up of a food waste conversion facility, except for our Gonzales, CA and our for-

mer Woodbridge, NJ facilities. In addition, none of our directors has any prior experience in the food waste conversion or fertilizer products industries. As a result, we may not develop our business successfully.

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

During the start-up phase at the former Woodbridge, NJ facility, we experienced odor-related issues. As a result of these issues, we were assessed fines from the Health Department of Middlesex County, New Jersey and had been named as a party in a lawsuit by a neighboring business. With respect to the fines assessed by the Health Department, we have negotiated a settlement agreement for the full amount of fines assessed. With respect to the litigation, the plaintiff has alleged various causes of action connected to the odors emanating from the facility and in addition to monetary damages, sought enjoinment of any and all operations which in any way cause or contribute to the alleged pollution. This litigation was eventually dismissed without any finding of wrong doing on our part; however, any new litigation may be subject us to judgments or fines, or our operations may be interrupted or terminated. Even though we have discontinued the operations at our Woodbridge, NJ facility these issues could occur at future owned or licensed facilities.

We are dependent on a small number of major customers for our revenues and the loss of any of these major customers would adversely affect our results of operations.

Our Gonzales, CA facility relies on a few major customers for a majority of their revenues. During 2011, approximately 69% of the revenues generated by the Gonzales, CA facility were from a total of five customers. During 2010, approximately 55% of the revenues generated by the Gonzales, CA facility were from a total of three customers. We do not have any long-term agreements with any of our customers. The loss of any of our major customers could adversely affect our results of operations.

Our IWR business is dependent upon our ability to secure project financing for the building of new Concentrators.

Even if we are able to enter into an agreement with a new customer to provide wastewater treatment services, we would be unable to perform under the contract should we be unable to finance the building of a unit to be used at the customer’s site. Our Industrial Waste Water segment is new and to date we have not obtained financing for any Industrial Waste Water project. As such, we do not know whether we will be able to obtain such project financing in the future, or what the terms of such project financing would be if we were able to obtain the financing. We will not be able to finance the purchase of new Concentrators from our internal working capital. Therefore, the failure to obtain project financing in the future is critical to our ability to develop and commercialize that segment.

We have a significant number of warrants outstanding, and while these warrants are outstanding, it may be more difficult to raise additional equity capital. Additionally, certain of these warrants contain anti-dilution and price-protection provisions that may result in the reduction of their exercise prices in the future.

The holders of these warrants are given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these public warrants are likely to be exercised, we may be able to obtain additional equity capital on more favorable terms from other sources. Furthermore, the Class C, D, G, and I warrants, and the warrants issued in our December 2010, April 2011 and January 2012 financings, contain price-protection provisions under which, if we were to issue securities at a price lower than the exercise price of such warrants, the exercise price of the warrants would be reduced, with certain exceptions, to the lower price.

If we issue shares of preferred stock, investments in common stock could be diluted or subordinated to the rights of the holders of preferred stock.

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

During 2011, we issued a significant number of shares of our common stock, warrants to acquire shares of our common stock, preferred stock convertible into shares of our common stock, and convertible notes that may be converted into our common stock in connection with various financings and the repayment of debt, and we anticipate that we will continue to do so in the future. The additional shares of our common stock issued and to be issued in the future upon the exercise of warrants or options or the conversion of debt could cause the market price of our common stock to decline, and could have an adverse effect on our earnings per share if and when we become profitable. In addition, future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock and our Class H warrants to decline, and could materially impair our ability to raise capital through the sale of additional securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

On March 9, 2011, we responded to a comment letter from the staff of the SEC whereby they requested certain information regarding a possible change in organic certification of one of the ingredients used in the products we produce in California. Additionally, the staff requested a detailed analysis concerning the facts and circumstances associated with the impairment of long lived assets at the Woodbridge, NJ facility. On August 25, 2011 and October 24, 2011, we responded to comment letters from the SEC whereby they requested certain information regarding revenue recognition of TerraSphere prior to our acquisition, and also requested information about how we determined and allocated the acquisition cost of our November, 2010 acquisition of TerraSphere and how we subsequently assessed the assets we acquired for impairment. Based on our responses to these questions we plan to restate certain annual and quarterly filings. We continue to work with the staff to address their open comments.

ITEM 2.	PROPERTIES

We have a lease for land in Gonzales, CA, where our Gonzales, CA facility is located. The land is leased from VLH, a California LLC whose sole member is a former officer and director of the Company, and which was consolidated in our financial statements from January 2008 through April 2009. The lease provides for a monthly rent of $9,300. The lease is renewable for three 5-year terms after the expiration of the initial 10-year term. In addition, we own the Gonzales, CA facility and the operating equipment used in the facility.

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

TerraSphere Systems, LLC’s Vancouver facility has a lease, which commenced November 1, 2009 and has a five year term. Rent is $89,900 per year for 2011 through 2013, and $74,990 for 2014. Under the operating lease agreement, the Company has the right to extend this lease for an additional five years.

ITEM 3.	LEGAL PROCEEDINGS

On December 11, 2008, the Company received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement (FTA), dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit was settled in 2011. The settlement will be funded by the insurance provider and, accordingly, no loss has been recorded related to these matters.

Related to the above matter, in December 2009, the Company filed a complaint in the Superior Court of Massachusetts for the County of Suffolk, captioned Converted Organics Inc. v. Holland & Knight LLP. The Company claims that in the event it is required to pay any monies to Mr. Leeseberg and his proposed class in the matter of Gerald S. Leeseberg, et al. v. Converted Organics, Inc., that Holland & Knight should make the Company whole, because its handling of the registration of the securities at issue in the Leeseberg lawsuit caused any loss that Mr. Leeseberg and other putative class members claim to have suffered. Holland & Knight has not yet responded to the complaint. Holland and Knight has threatened to bring counterclaims against Converted Organics for legal fees allegedly owed, which we would contest vigorously. On May 12, 2010, the Superior Court stayed the proceedings, pending resolution of the Leeseberg litigation. This litigation was assigned to the plaintiffs in the Leeseberg litigation noted above as part of that settlement agreement.

On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, NJ, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge, NJ facility. On March 12, 2012 we entered into a settlement agreement with the plaintiff’s. The settlement amount is $25,000 and the plaintiff has agreed to dismiss the case.

On August 25, 2011, TerraSphere, Inc., our wholly owned subsidiary, was named as a defendant in an action filed in the United States district court for the eastern district of Michigan against TerraSphere Systems, LLC and TerraSphere, Inc. The plaintiff alleges, among other things breach of fiduciary responsibilities regarding a joint venture agreement. The parties sought to resolve this matter but were unsuccessful. Responsive pleadings were filed and TerraSphere, Inc. is being dismissed from the lawsuit. TerraSphere Systems, LLC remains a defendant and we plan to vigorously defend this matter. At this time we are unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded relating to this matter.

In January 2012, Converted Organics Inc. (the “Company”) received notice that a complaint has been filed in the United States District Court for the District of Massachusetts, captioned Aboriginal Import Export, Ltd. and Nicholas G. Brusatore (the “plaintiffs”) v. TerraSphere Systems LLC, Converted Organics, Inc., William A. Gildea, Edward Gildea, Mark C. Gildea, and TerraSphere, Inc. (the “defendants”). The allegations in the com-

plaint relate to the Company’s acquisition of TerraSphere Systems, LLC in November 2010. The complaint alleges that the individual defendants breached their fiduciary duties in agreeing to the acquisition, and made misrepresentations and material omissions to the plaintiffs in connection with the plaintiffs agreeing to the acquisition, which plaintiffs allege constitute fraud in the inducement. The plaintiffs are also challenging the restrictive covenant included in the acquisition agreement regarding the ability of the controlling sellers of TerraSphere Systems, LLC to compete with the Company for a period of five years. The plaintiffs have demanded monetary damages in an amount to be determined at trial, rescission of the acquisition transaction or monetary damages in an amount equal to the value of the plaintiffs’ interest in TerraSphere Systems, LLC, and a declaration that the restrictive covenant is void and unenforceable. The plaintiffs further alleged that the actions of the defendants constitute an unfair trade practice pursuant to Massachusetts law, and are therefore subject to treble damages. The plaintiffs have also made a books and records demand on the Company. The parties have agreed to an extension until April 1, 2012 to try to resolve this matter. In the event that this lawsuit cannot be resolve, the Company plans to vigorously defend this matter. At this time we are unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded relating to this matter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the NASDAQ Capital Market under the symbol “COIN” from March 16, 2007 until July 6, 2011. Since July 7, 2011 our common stock has been quoted on the OTC Bulletin Board under the symbol “COIN.OB” and “COIN.PK.” The following table sets forth the range of high and low closing prices per share as reported on NASDAQ and the high and low bid price for our common stock on the OTC Bulletin Board (such OTC Bulletin Board prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions).

2010	High	Low
First Quarter	$1.14	$0.68
Second Quarter	$1.18	$0.61
Third Quarter	$0.72	$0.39
Fourth Quarter	$0.58	$0.32

2011	High	Low
First Quarter	$0.49	$0.31
Second Quarter	$0.30	$0.07
Third Quarter	$0.06	$0.05
Fourth Quarter	$0.04	$0.001

Holders

As of March 10, 2012, there were approximately 6,500 beneficial holders of the Company’s common stock.

Dividends

We have not declared or paid any cash dividends and do not intend to pay any cash dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay cash dividends on common stock will be at the discretion of our Board of Directors and will depend upon, our financial condition, results of operations, capital requirements and other factors our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

See the discussion below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Purchase of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our plan of operation should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “Risk Factors” and those included elsewhere in this document. Actual results could differ materially from these forward-looking statements. Converted Organics Inc. is sometimes referred to herein as “we,” “us,” “our” and the “Company.”

Introduction

We presently have three business segments, which are (1) organic fertilizer, (2) industrial wastewater treatment and (3) vertical farming. We evaluate performance based on several factors, of which the primary financial measure is business segment operating income. The discreet financial information presented below is derived from the continuing operations as of December 31, 2011. The results of continuing operations are as follows:

	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$2,754,206	$—	$397,937	$—	$3,152,143
Operating loss from continuing operations(1)	(639,990)	(6,866,856)	(136,205)	(5,765,045)	(13,408,096)
Depreciation and amortization(2)	424,636	450,472	105,555	507,025	1,487,688
Interest expense(3)	—	15,721	7,632	8,175,566	8,198,919
Net loss	(639,990)	(6,682,350)	(1,095,505)	(9,563,014)	(17,980,859)
Total assets net of discontinued operations(4)	3,107,994	3,140,581	500,000	132,415	6,880,990
Property and equipment additions	142,373	—	1,057,223	—	1,199,596

(1)	Operating income (loss) of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.

(2)	Depreciation and amortization expense associated with property and equipment, intangibles and deferred financing fees. Corporate amortization expense relates to deferred financing fees.

(3)	Corporate interest expense is primarily related to amortization of discounts on convertible notes payable.

(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, prepaid expenses, certain other assets and deferred financing costs.

Revenues are attributable to geographic areas based on the locations of the customers, which are primarily within the continental United States. The fertilizer segment derived approximately $1.7 million or 62% of its revenues from five customers and the industrial wastewater segment derived 100% of its revenue from one customer for the year ended December 31, 2011.

Our operating structure is composed of our parent company, Converted Organics Inc. (COIN) and the subsidiaries listed below. Expenditures at the corporate level (items paid for by COIN) include management and public company expenses, along with the expenses associated with its Industrial Wastewater Treatment business, and the outsourcing of dry product fertilizer production. It was the intention of management to transfer the operations of IWR and the dry fertilizer product to a subsidiary level when business volumes became appropriate. The current subsidiaries of COIN are as follows:

•	Converted Organics of California, LLC, a wholly-owned subsidiary of COIN, which includes the operation of our Gonzales, CA facility.

•	Converted Organics of Woodbridge, LLC, a wholly-owned subsidiary of COIN, which includes the discontinued operation of our Woodbridge, NJ facility.

•	Converted Organics of Mississippi, LLC, a wholly-owned subsidiary of COIN, established for the purpose of adding a poultry litter-based fertilizer product to the Company’s existing product lines.

•

Converted Organics of Rhode Island, LLC (RILLC), an inactive subsidiary of Converted Organics Inc., of which we own 92.5%. RILLC has no assets or liabilities. RILLC was originally established for the purpose of operating a food waste to fertilizer plant in Rhode Island. The only asset that RILLC had acquired was an operating lease from the Rhode Island Resource Recovery Corporation (“RIRRC”) for a parcel of land which was intended to serve as the site for the planned plant. The Company did not have the resources to begin construction on a plant and therefore entered into a letter of intent to sell the operating lease rights to a third party who would also obtain a license from Converted Organics Inc. to operate the proposed facility. The letter of intent does not remain in effect, as the operating lease reverted back to the RIRRC in the fourth quarter of 2010. The RIRRC is a separate and distinct corporation, operated by the state of Rhode Island for the purpose of operating recycling facilities and the Company has no related party or affiliated relationship with that entity.

•

TerraSphere Inc., a Delaware C corporation and wholly owned subsidiary of COIN, was established to hold COIN’s investment in TerraSphere Systems, LLC (“Systems LLC”) in which COIN acquired a 95% interest on November 12, 2010. Systems LLC owns 85% of TerraSphere Systems Canada Inc. and 100% of PharmaSphere, LLC, which in turn owns 100% of PharmaSphere Worcester, LLC. COIN’s acquisition of its interest in Systems LLC was approved by our shareholders at a special meeting held on September 16, 2010.

•	GoLocalProduceRI, LLC, an 83.34% owned subsidiary of COIN, was acquired on December 30, 2010 for the purpose of building and operating a TerraSphere facility.

Organic Fertilizer Business

We operate a processing facility (Gonzales, CA) that uses food and agricultural waste as raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sales to our agribusiness market. During 2011, we did not record any sales from our production facility in Woodbridge NJ, as operations at that facility were discontinued and we will not have sales from that facility in the future. However, in early 2011 we contracted with a third party manufacturer and packager to produce our 8-1-4 dry product to sell to our established retail and turf management customers that were previously serviced by our Woodbridge, NJ facility. We generated approximately $285,000 in revenue from this outsourced product in 2011 but we do not plan to generate revenue in 2012 from the outsourced product. During 2010 we also had some sales from a poultry-litter-based fertilizer product, but do not have revenue from this product in 2011 nor do we expect any future revenue from this product. Our plan to produce future revenue from the fertilizer business is based upon our continued operation of our Gonzales, CA facility and possibly the licensing the use of our technology to others.

Converted Organics of California, LLC — Gonzales, CA Facility

The Gonzales, CA facility is our production facility that services the West Coast agribusiness customer base through established distribution channels. This facility uses our proprietary technology and process known as High Temperature Liquid Composting, or HTLC®, which processes various biodegradable waste products into liquid and food waste-based fertilizer and a limited amount of solids that could be further processed into a useable form for use in agriculture, retail, and professional turf markets.

The Gonzales, CA facility began to generate positive cash flow in June 2009 and has continued to do so through 2011. For the year ended December 31, 2011, the Gonzales, CA facility generated revenues of $2,472,000 and a gross margin of $684,000, or 27% (based on no allocation of corporate overhead). We plan to continue to improve this operating margin by maximizing the production capacity at the facility, as discussed below, by generating tip fees from receiving additional quantities of food processing waste and by reducing the amount of raw material and freight costs currently associated with the production process. We estimate that the plant, in its current configuration and based on current market prices, has the capacity to generate monthly sales in the range of $350,000 to $400,000. In addition, we have plans to triple production capacity of the Gonzales, CA plant and further modify it to enable production of both liquid and solid fertilizers. We have completed certain aspects of the planned upgrades which allow us to receive solid food waste for processing, but have delayed the upgrades which would allow us to produce dry product due to a lack of market demand for a dry product within the area the Gonzales, CA facility serves. As we will have to obtain the proper building permits for continued expansion, further development of the Gonzales, CA facility will be delayed until additional market research has been completed and permits as well as financing can be obtained. If sales increase above the current per month level, we expect the additional cash flow from the Gonzales, CA facility will be used to offset operating expenses at the corporate level and would not be used to expand that facility.

In 2008 we entered into certain arrangements whereby we became the exclusive owner of the HTLC® system, which enables the processing of various biodegradable waste products into liquid and solid food waste-based fertilizer and feed products. In addition, the acquisition of this technology provides for a technology fee payment of $5,500 per ton of waste-processing capacity for capacity that is either added to plants that were not planned at the time of this acquisition and that use this technology. There is a 10-year cap for these processing capacity charges, and no minimum payment is required. This fee did not apply to the Woodbridge, NJ facility and does not apply to the Gonzales, CA facility, including the currently planned addition thereto, but expansion in excess of the current plan will trigger payable fees for that excess. The agreement also provides for a 50% profit share with the seller on any portable facilities.

During 2010 and part of 2011, we were also party to an agreement with Pacific Seafoods Inc. (“Pacific Seafoods”) whereby we agreed to pay Pacific Seafoods 50% of the profits from the development of a fish-waste product. Under this agreement, the seller of the HTLC technology would also be entitled to 50% of our profits from this joint venture. Our profits from this arrangement are thus 25% of the total profits from the enterprise (50% of total profits net half of the remainder). To date, no profits have been earned from the fish-waste product and the agreement has expired. We continue to have access to the fish waste from this supplier on an as purchased basis and, if the need for the product continues, we plan to produce it.

Combined payments of both the $5,500 per ton technology fee and the profits paid from the fish waste-processing product, if any, are capped at $7.0 million, with no minimum payment required. It is our intention to expense the payments, if any, that are paid on either the profits from the fish waste-processing product or the $5,500 per-ton technology fee. We do not expect to have any related payments in 2012.

Converted Organics of Mississippi, LLC

On January 26, 2010, we formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly owned subsidiary of the Company. We established this entity for the purpose of adding a poultry litter-based fertilizer to our existing product lines, and we outsourced the production of this product. From the date of inception through December 31, 2010, Converted Organics of Mississippi, LLC recorded product sales revenue of approximately $255,000. In the later part of 2010, the Company from whom we outsourced the product filed for protection under Chapter 7 and we did not have any sales from this product in 2011 and we do not expect to have future sales of this product.

Converted Organics of Woodbridge, LLC

During the third quarter of 2010 we discontinued the operations of our Woodbridge, NJ facility which is discussed further in this section under the caption “Results of Discontinued Operations .”

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

On March 23, 2010, we entered into a loan and license agreement with Heartland Technology Partners, LLC (HTP). The non-interest bearing loan agreement required us to advance $500,000 to HTP in three monthly installments that commenced upon signing of the loan. The outstanding principal balance of the loan is due only if either a change of control of HTP or the completion by HTP of a financing in excess of $10 million occurs on or before June 30, 2012. In consideration for entering into the loan agreement, we were granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT® Concentrator technology in the U.S. industrial wastewater market. The IW market involves the treatment of waters that have been contaminated by anthropogenic industrial or commercial activities, prior to their reuse or release into the environment. The LM-HT® Concentrator reduces carbon emissions compared to traditional technologies by using waste heat and renewable energy as thermal fuel. On July 30, 2010, we signed a letter of intent with Spirit Services, Inc. to jointly develop an energy and IW treatment facility using our exclusively licensed technology to evaporate IW at a facility in South Boston, Virginia. We have subsequently signed additional agreements to establish relationships to jointly develop IW treatment facilities at certain established waste treatment facilities in the United States. This letter of intent and further agreements have not resulted in formal contracts and due to expense reduction efforts we have terminated the general manager position of the IWR segment. We do not believe that any of these agreements will generate revenue in 2012. We are currently investigating alternatives to producing revenues from this license.

During 2011, IWR operated an industrial wastewater concentrator on Glenwood Springs Landfill Enterprise’s South Canyon Landfill in Glenwood Springs, CO as a result of an agreement signed in January of 2011 with Waste Systems, Inc. This facility was designed to treat 15,000 gallons of aqueous waste per day and was be fueled by the combustion of biomass diverted from disposal in the landfill. Among the IWs treated by the plant were septic, wash waters, process waters, man-camp wastewaters, and wastewaters from oil and gas exploration activities. Under this agreement we were paid a per gallon fee for the amount of IW that was treated, less labor costs to operate the unit and a marketing fee to generate IW delivered to the facility. In addition, we were responsible for repairs and maintenance of the evaporator unit. We were responsible for the purchase of the evaporator unit and will own it. The unit was manufactured by HTP. As of January 2011 we began to generate revenue under this agreement from South Canyon Landfill’s traditional method of wastewater treatment as we waited for conditional air permits. Such permits were received in March of 2011, at which time we paid $600,000 of the $1.6 million purchase price of the evaporator and the unit commenced operations. The agreement that we had with South Canyon landfill called for us to own the equipment and they will operate it. We would receive the gross revenue from the wastewater that is treated less a charge for direct labor to operate the equipment, repairs and maintenance on the equipment and a marketing fee to allow us to attract additional wastewater customers to use the South Canyon landfill for wastewater disposal. In the later part of 2011, we were unable to continue to make the required payments towards the equipment and in early January 2012 we received notice from Waste Systems, Inc. that the agreement had been terminated and the equipment and any deposits made on the equipment remained with Waste Systems and therefore we will not generate further revenue from this operation.

Vertical Farming Business

On May 20, 2010, we formed TerraSphere Inc., a Delaware C corporation and a wholly owned subsidiary of the Company, for the purpose of acquiring the membership interests of TerraSphere Systems, LLC (“TerraSphere Systems”). On July 6, 2010, a membership interest purchase agreement was entered into by the Company, TerraSphere Inc., TerraSphere Systems, and the members of TerraSphere Systems, pursuant to which we agreed to acquire the membership interests of TerraSphere Systems. The maximum total shares that could be issued for TerraSphere Systems was estimated to be 6,833 shares of our common stock, which included earn-out share payments of up to 2,921 shares of our common stock. Pursuant to the purchase agreement, the acquisition was approved by our shareholders on September 16, 2010, and the Company acquired 95% of the membership interest of TerraSphere Systems on November 12, 2010. We issued 6,556 shares of our common stock to the members of TerraSphere Systems in exchange for 95% of the units of TerraSphere Systems, subject to certain anti-dilution adjustments. Of these shares, 3,635 shares were issued on November 12, 2010, the closing of the acquisition, and the remainder of the shares were to be issued if TerraSphere achieved four milestones. As of the filing date of this report, three of the four milestones, TerraSphere’s collection of $2.0 million of its accounts receivable by February 28, 2011 and market capitalization and gross margin as of December 31, 2011 were subject to measurement. Those three milestones were not met, and as a result we will not issue the 2,190 shares of our common stock associated with those milestones. The final milestone (additional gross margin) is to be measured at December 31, 2012 and at this time we do not expect that this final milestone will be met.

TerraSphere Systems is in the business of designing, building, and operating highly efficient and scalable systems, featuring a patented, proprietary technology that utilizes vertically-stacked modules to house rows of plants, which are then placed perpendicular to an interior light source to grow pesticide and chemical-free organic fruits and vegetables. Due to a controlled, indoor environment, the system generates fresh produce year-round in any location or climate world-wide. During all of 2011 we funded the TerraSphere operation and sought additional financing to build out the TerraSphere business. By the end of 2011, we had not been successful in those efforts and we are unable to continue to fund the operations.

2010 and 2011 Financing Activities

On April 20, 2010, we entered into an agreement with a single institutional investor, pursuant to which we issued to the investor: (i) 480 shares of common stock and (ii) five-year warrants to purchase 233 shares of common stock at an exercise price of $5,300 per share (Class I warrants). The warrants may be exercised at any time on or following a date one year after the date of issuance and expire five years from the date of issuance. The transaction closed on April 22, 2010 and provided us with net proceeds of approximately $2.4 million.

On October 18, 2010, we entered into an Exchange Agreement with Oppenheimer Rochester National Municipals and Oppenheimer New Jersey Municipal Fund, each a series of Oppenheimer Multi-State Municipal Trust, a Massachusetts business trust (together, the “Bond Holder”). The Bond Holder was the sole holder of $17,500,000 aggregate principal amount Solid Waste Facilities Revenue Bonds (the “Bonds”) that were issued on behalf of Converted Organics of Woodbridge, LLC, a wholly-owned subsidiary of the Company. Pursuant to the Exchange Agreement, the Bond Holder agreed to exchange: (i) the Bonds (which represented 100% of all Bonds), and (ii) Class B Warrants to purchase 457 shares the Company’s Common Stock for 17,500 shares of the Company’s newly authorized 1% Series A Convertible Preferred Stock. In addition, the Bond Holder agreed to waive all interest accrued and unpaid from February 1, 2010 until the date of the Exchange Agreement on the Bonds, and agreed to transfer to the Company approximately $600,000 that the Company had previously deposited into certain reserve accounts in connection with the Bonds. To designate and establish the shares of Series A Preferred, the Company’s Board of Directors approved, and on October 18, 2010, the Company filed with the Delaware Secretary of State, a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock (the “Certificate of Designation”). Each share of Series A Preferred is convertible into a number of shares of Common Stock equal to (i) the stated value of the share ($1,000), divided by (ii) $2,715 (the “Conversion Price”). Holders of the Series A Preferred are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 1% per annum (subject to increase in certain circumstances), payable annually and on each conversion date. The dividends are payable during the first three years after issuance at the election of the Company, and thereafter at the election of the holder, in cash or in shares of Company common stock valued at the Conversion Price (or in some combination thereof).

On December 17, 2010, we entered into a Securities Purchase Agreement with certain institutional investors (the “Buyers”) whereby we agreed to sell to Buyers convertible notes in the aggregate original principal amount of $4,990,000 (the “Notes”), which are convertible into shares of our common stock. The Notes were issued with an original issue discount of approximately 4.8%, and the purchase price of the Notes was $4,750,000. The Notes are not interest bearing, unless we are in default on the Notes, in which case the Notes carry an interest rate of 18% per annum. On December 17, 2010 we sold to the Buyer $3,940,000 of the Notes and on March 3, 2011 we sold the Buyer the remaining $1,050,000 of the notes. We are required to repay the Notes in six equal installments commencing February 1, 2011, with respect to the approximately $3.9 million of the Notes, and April 8, 2011, with respect to the approximately $1.1 million of the Notes, either in cash or in shares of our common stock. If we choose to utilize shares of our common stock for the payment, the value of our shares will be equal to the lower of (i) the conversion price then in effect and (ii) 85% of the average of the three lowest closing sale prices of our common stock during the 20 trading day period prior to payment of the installment amount. We also have the right, at our option, to permit the holder of the Notes to convert at a lower price specified by us for a period specified by us.

In addition, we also issued to the Buyers warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants”, and (iii) “Series C Warrants” (collectively, the “Warrants”).

The Series B Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expired on November 28, 2011. The Series B Warrants provided that the holders were initially entitled to purchase an aggregate of 998 shares at an initial exercise price of $500 per share. For certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants could be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants could adjust to the average of the conversion prices used to repay the Notes discussed above. The floor price for the exercise price of the Series B Warrants was $1,725. The number of shares underlying the Series B Warrants adjusted whenever the exercise price adjusted, such that at all times the aggregate exercise price of the Series B Warrants was $4,990,000. As of the date hereof, the Series B warrants have expired.

The Series A and Series C Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and have a five year term.

Should we make certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the conversion prices used to repay the Notes discussed above. As of the date hereof, the exercise price of the Series A Warrants and Series C Warrants is $250 per share.

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

Pursuant to the original terms of the Original Note, we were required to repay the Original Note in five equal monthly installments, commencing July 31, 2011, either in cash or in shares of our common stock. We were not permitted to utilize shares of common stock for repayment prior to meeting certain conditions, including the registration statement registering the resale of the shares of common stock underlying the Original Note being declared effective by the SEC. As of the date hereof, such registration statement has not been declared effective, and as such, we would have been required to make the monthly Original Note repayment in cash. On August 9, 2011 we and the Original Note holder agreed to delay the repayment dates and on March 22, 2012 to 80% of the lowest bid price of our common stock on the date of conversion.

The terms of the Note we issued in November 2, 2011 are substantially identical to the terms of the Original Note, except that we are not required to amortize payment for the Note and the principal and interest on the Note is now due on May 2, 2012, instead of February 17, 2012.

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

The Series B Warrants are exercisable six months and one day after issuance and expire nine months after the date we obtain shareholder approval to issue in excess of 20% of our common stock for the April 2011 financing and to permit us to adjust the exercise price of the Series A and Series C Warrants. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 1,829 shares at an initial exercise price of $2,062.50 per share. On August 9, 2011, as part of the restructuring of the Note described above, we agreed to lower the exercise price of the Series B Warrants to $250 per share. If we make certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants was adjusted to the average of the conversion prices we used to repay the Original Note. Based upon our current stock price the holder of the Note is now entitled to 2,219 shares of our common stock through the exercise of their warrants.

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

The Series A and Series C Warrants are exercisable six months and one day after issuance and have a five year term commencing on the initial exercise date. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 963 shares. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 869 shares. If on the expiration date of the Series B Warrants, a holder of such warrant has not exercised such warrant for at least 50% of the shares underlying such warrant, we have the right to redeem from such holder its Series C Warrant for $10,000 under certain circumstances. On August 9, 2011, as part of the restructuring of the Original Note described above, we agreed to lower the exercise price of the Series A and Series C Warrants to $250 per share.

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

Acquisitions

TerraSphere Systems, LLC Acquisition

On November 12, 2010, we acquired 95% of the membership interests of TerraSphere Systems LLC. The acquisition enabled us to license TerraSphere’s patented Growth System, which is a system of modules and processes for growing plants in a controlled environment. The system uses and controls precise combinations of light, water, nutrition, gravity, centrifugal forces, and gasses to produce growing conditions that can be controlled and manipulated to result in desired plant growth and maximum crop production.

The membership interest purchase agreement (“Agreement”) entered on July 6, 2010 allows for an election by TerraSphere members to accept 1) 5,556 shares of common stock upon closing of the transaction (with a 6 month holding period) (“Option One”) or 2) 3,175 shares of Company common stock upon closing of the transaction with an option to earn an additional 4,233 shares of Company common stock in contingent consideration based upon both the Company and TerraSphere achieving certain milestones and agreeing to an 18 month holding period on stock distributed to them (“Option Two”). Based on 26% of TerraSphere members’ electing Option One and 69% electing Option Two, the maximum total shares that could be issued was 6,555 of Company common stock. Per the Agreement, TerraSphere members who elected Option One received 1,444 shares of Company common stock upon closing and members electing Option Two received 2,190 shares of Company common stock upon closing with an additional 2,921 shares of Company common stock issuable upon achieving the following milestones (contingent consideration):

Milestone One Payment:    913 shares of Company common stock, if between the date of the Agreement and the 90th day following the closing date or the 180th day following the date of the Agreement, the following occurred: for a period of five consecutive trading days, the Company’s market capitalization exceeds the sum of: (1) the Company’s initial market capitalization on the date of execution of the Agreement, plus (2) the closing price per share, multiplied by the number of shares of Company common stock to be issued at closing pursuant to the Agreement. If between the date of the Agreement and the 90th day following the closing date or the 180th day following the date of the Agreement, the Company completes an equity financing, the cash received from the equity financing during such period shall be added to the market capitalization. If between the closing date and December 31, 2011, the Company sells equity of either the Company or any of the Company’s subsidiaries, any cash received from such equity sales during such period shall be added to the market capitalization; Milestone One, therefore, depends upon changes in market capitalization of Converted Organics and not directly to achievements by TerraSphere. This milestone was not met;

Milestone Two Payment:    365 shares of Company common stock, if $2,000,000 of TerraSphere’s accounts receivable as of the date of the Agreement are received prior to February 28, 2011. This Milestone was not met;

Milestone Three Payment:    913 shares of Company common stock, if TerraSphere generates gross margin of $6,000,000 (gross margin refers to gross margin generated specifically from the TerraSphere business) from its operations during the period commencing as of the date of the Agreement and ending on December 31, 2011; provided that, if TerraSphere generates gross margin of at least $4,200,000 (gross margin threshold) from its operations during such period, a pro rata portion of the Company common stock shall be granted the applicable TerraSphere members. This milestone was not met; and

Milestone Four Payment:    730 shares of Company common stock, if TerraSphere generates gross margin of $4,000,000 from its operations (gross margin refers to gross margin generated specifically from the TerraSphere business) during any nine-month period commencing on the Agreement date and ending on

December 31, 2012; provided that, if TerraSphere achieves the Milestone Three gross margin threshold, but does not achieve the Milestone Three gross margin target, 83.3% of the difference between the Milestone Three gross margin target and the actual gross margins achieved pursuant to the Agreement (the “Milestone Three Deficiency”) may be added by the Sellers to the Milestone Four Payment and the Milestone Four gross margin target. Notwithstanding anything to the contrary herein, the total amounts payable pursuant to the Milestone Three Payment and Milestone Four Payment shall be no more than 1,643 shares of Company common stock. This Milestone will be measured as of December 31, 2012 and we don’t expect that this final milestone will be met.

In addition, the Agreement contains an anti-dilution provision due to which the Company estimated it would need to issue an additional 408 shares of Company common stock.

In determining the fair value of the acquisition costs, the Company determined, with the assistance of an independent valuation expert, that the value ascribed to the shares of the Company’s common stock issued on November 12, 2010 to the TerraSphere stockholders electing Option One and Option Two should reflect a discount from the then prevailing market price to account for the six and eighteen month restrictions on the resale of those shares. In addition, the Company determined, with the assistance of an independent valuation expert, that the fair value of the contingent payments under Milestones One, Two, Three and Four, which will be paid by the issuable of a number of shares of common stock which was fixed at November 12, 2010, should be discounted to reflect the potential that the value of those contingent payments might change for the effects of changes in the price of the Company’s common stock (the projected volatility of the price of the Company’s common stock) over the period until those payments might be issuable.

At the date of acquisition, the estimated purchase price at fair value is as follows:

Election of Option One	$2,263,108
Election of Option Two	2,573,582
Milestone One Payment	787,319
Milestone Two Payment	26,383
Milestones Three and Four Payments	773,005
Anti-dilution Provision	837,000
Non-controlling interest	338,074

$7,598,471

The estimated purchase price has been allocated to the assets acquired and liabilities assumed utilizing the services of an independent valuation expert, who used fair value information currently available. The fair value of the non-controlling interest totaling $338,074 was determined based on the fair value assigned for the 95% of TerraSphere Systems that the Company acquired.

The preliminary purchase price allocation for TerraSphere is as follows:

Cash	$41,679
Accounts receivable	1,075,000
Other assets	274,313
Leasehold improvements	176,181
Construction-in-process	97,306
Patents and patent related costs	6,710,000
Goodwill	962,427
Assumption of liabilities	(1,738,435)

Total allocation of purchase price	$7,598,471

Converted Organics Inc. recorded the above transaction on November 12, 2010 as follows:

Obligations to issue shares (Milestones Three and Four)	773,005
Derivative liability related to anti-dilution provision	837,000
Equity	5,988,466

Total	$7,598,471

We determined that Milestones Three and Four contained in the Agreement meet the definition of a liability under ASC 480 Distinguishing Liabilities from Equity and therefore this obligation to issue shares is treated as a liability rather than equity when recording the fair value of the acquisition. Obligations to issue shares represent the estimated fair value of shares to be issued for Milestones three and four as described above. In addition, the Company determined that the anti-dilution provision contained in the Agreement meets the definition of a derivative liability. The Company considered various scenarios and possibilities of an occurrence of an event that would trigger the anti-dilution provision. Based on the various scenarios and possibilities the Company estimated it would need to issue an additional 408 shares to the former members of TerraSphere Systems related to this provision.

GoLocalProduceRI, LLC Acquisition

On December 30, 2010, we acquired 83.34% of GoLocalProduceRI, LLC issuing 274 shares of Company common stock valued at approximately $480,000. This acquisition was made for the purpose of constructing our first owned and operated TerraSphere facility in the United States. As of the filing date of this report we are unable to expend any funds on this project.

The estimated purchase price has been allocated to the assets acquired and liabilities assumed using estimated fair value information at the time of the acquisition. The fair value of the noncontrolling interest totaling $95,954 was determined based on the fair value assigned for the 83.34% of GoLocalProduceRI, LLC that the Company acquired.

The purchase price allocation is as follows:

Cash	$56,597
Prepaid and other current assets	45,000
Goodwill	224,357
Reacquired license rights	250,000
Noncontrolling interest	(95,954)

Total	$480,000

Trends and Uncertainties Affecting our Operations

We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. In addition, our plan for 2012 includes the sale of additional convertible notes,, leveraging of the IWR license and finding a merger candidate. There is no guarantee that we will be successful in any or all of these efforts.

Liquidity and Capital Resources

At December 31, 2011, we had total current assets of approximately $636,000 consisting primarily of cash and fertilizer inventory, and had current liabilities of approximately $11.1 million, consisting primarily of term and convertible notes payable, accounts payable, liabilities from discontinued operations and derivative liabilities leaving us with negative working capital of approximately $10.5 million. Non-current assets totaled approximately $6.2 million and consisted primarily of property and equipment and intangible assets. We have an accumulated deficit at December 31, 2011 of approximately $115 million. We had negative stockholders’ equity at December 31, 2011, of approximately $4.2 million. For 2011, we generated revenues from continuing operations of approximately $3.2 million as compared to revenue from continuing operations of $3.5 million for the same period in 2010. A full discussion of the variance in revenue is included in the results of operations section below.

Although the California fertilizer business is cash flow positive, we do not expect that it will generate enough cash to fund the corporate overheads, even though we have greatly reduced them from 2011 levels and we do not have enough cash to fund any operating activity in the TerraSphere or IWR segments, although we continue to seek ways to generate cash and revenues from the license and patents in both the TerraSphere and IWR segments. While it is uncertain whether there will be continuing cash flows from these segments, any such cash flows will continue to be directly generated as part of the ongoing operations and continued involvement of the Company.

Presently, our liquidity is limited to our cash on hand at December 31, 2011, $255,000, and the approximately $2.8 million that we may receive in 2012 as a result of the sale of the additional convertible notes. Through March 28, 2012 we have sold $722,500 of these notes and may sell up to $237,600 per month through December 31, 2012, if certain conditions are met. Currently, all of our warrant issuances are not in the money and our stock price has been less than $.01 per share and, therefore, we do not expect to raise any significant funds due to the exercise of warrants.

If we do not receive additional funds in excess of the amount of cash on hand, whether as a result of the exercise of the warrants issued or the convertible note, or otherwise, we will not be able to continue our operations once the cash on hand is utilized. Even in the event that we do receive additional funds, there is no guarantee that such funds will be sufficient to continue operations until we achieve our plan. At this time we do not have any commitments for additional financing, and there is no assurance that capital in any form will be available to us on terms and conditions that are acceptable or at all.

Critical Accounting Policies and Estimates

Our plan of operation is based in part upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of expenses during the periods covered.

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

The IWR operation will generate revenue by setting up treatment systems on customers’ sites and processing their wastewater on a price-per-gallon basis.

The Company’s vertical farming operation would derive its future revenues from licensing fees, and expects to also derive revenues from license royalties, the sale of equipment and sales from the operation of the Company’s own growing facilities using the Company’s patented technology.

The Company grants exclusive licenses to use the vertical farming Growth System for the remaining 15 year term of the associated patents. The licenses provide for (i) the payment of an initial license fee in installments over periods ranging from nine months to one year, and (ii) the payment of continuing royalties based on a percentage of the licensee’s sales, subject to an annual minimum. The licenses are generally not transferable without the permission of the Company.

In order to grow plants using the technology granted by the license, the licensee will also be required to purchase equipment which incorporates the system, either from the Company or from a manufacturer licensed or contracted by the Company.

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

License fees received in cash or recorded as receivable due prior to the time the delivered elements have stand alone value are deferred as deferred revenue.

In addition, some of the installment payments due under the licenses were deemed to not be reasonably assured of collection. Receivables for such installment payments are recorded as an asset offset by a valuation allowance. When payments of such installments are received the related revenue is deferred if the elements delivered under that license do not yet have stand alone value.

Share-Based Compensation

We account for equity instruments exchanged for services in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Section 718 Compensation — Stock Compensation (ASC 718) regarding share-based compensation. Under the provisions of ASC 718, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). Share-based compensation issued to non-employees is measured at grant date, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more readily measurable, and is recognized as an expense over the requisite service period.

Long-Lived Assets

We account for our long-lived assets (excluding goodwill) in accordance with ASC Section 360 Property, Plant and Equipment (ASC 360), which requires that long-lived assets and certain intangible assets be reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, such as technological changes or significantly increased competition. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets, calculated using an undiscounted cash flow model. There is inherent subjectivity and judgments involved in cash flow analyses such as estimating revenue and cost growth rates, residual or terminal values and discount rates, which can have a significant impact on the amount of any impairment.

Derivative Instruments

We account for derivative instruments in accordance with ASC 815 Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2011 and 2010, we did not have any derivative instruments that were designated as hedges.

Discontinued Operations

We discontinued the operations of our Woodbridge, NJ facility during the third quarter of 2010. Assets and liabilities related to the Woodbridge, NJ facility have been classified as discontinued operations on the consolidated balance sheets at December 31, 2011 and 2010 and its operations have been classified as loss from discontinued operations on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2011 and 2010.

Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 Fair Value Measurements (ASC 820) establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy):

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

Income Taxes

We consider the valuation allowance for our deferred tax assets to be a significant accounting estimate. In applying ASC 740 Income Taxes (ASC 740), management estimates future taxable income from operations and tax planning strategies in determining if it is more likely than not that we will realize the benefits of our deferred tax assets. Management believes the Company does not have any uncertain tax positions.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04 Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04) which will supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (IFRS). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05) which eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements the entity is required to present on the face of the consolidated financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (ASU No. 2011-08). The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income (AOCI) in Accounting Standards update No. 2011-05, which deferred the effective date for the amendments to the reclassification of items out of AOCI. The guidance, with the exception of reclassification adjustments, is effective on January 1, 2012 and must be applied retrospectively for all periods presented. . We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial statements.

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Milestone Method of Revenue Recognition. This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this ASU is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, substantive milestones and factors considered in that determination. The amendments in this ASU are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We have evaluated this new ASU and have determined that the adoption of this ASU did not have a significant impact on the determination or reporting of our financial results.

In December 2010, the FASB issued ASU 2010-28 (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 for public entities. Early adoption is not permitted. We have evaluated this new ASU and have determined that the adoption of this ASU did not have a significant impact on the determination or reporting of our financial results.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in ASU 2010-29 are effective for business combinations that occur after the beginning of the first annual reporting period beginning on or after December 15, 2010. We have evaluated this new ASU and have determined that the adoption of this ASU did not have a significant impact on the determination or reporting of our financial results.

Results of Operations

Summary of Comprehensive Loss from All Operations

For the year ended December 31, 2011 we reported a comprehensive loss attributable to Convertible Organics Inc. of $17,400,418 compared to $47,710,614 (as restated) for the year ended December 31, 2010. The major components of this loss are as follows:

	Twelve months ended December 31,
	2011	2010
Loss from Continuing Operations	$(18,212,353)	$(13,118,754)
Income (Loss) from Discontinued Operations	231,494	(34,690,358)
Non-Controlling Interest	540,844	99,871
Foreign Currency Translation Adjustment	39,597	(1,373)

Total Comprehensive Loss Attributable to Converted Organics Inc.	$(17,400,418)	$(47,710,614)

Results of Continuing Operations

For the year ended December 31, 2011, we had an after tax net loss from continuing operations of approximately $18.2 million compared to approximately $13.1 million for the year ended December 31, 2010. The increase in the net loss of approximately $5.1 million is made up of the following favorable and (unfavorable) major components, with further explanation and details following the table:

Decrease in Sales	$(373,000)
Decrease in Cost of Goods	216,000
Decrease in General and Administrative Expenses	4,486,000
Decrease in Research and Development Expenses	270,000
Increase in Amortization	(351,000)
Goodwill Impairment	(1,187,000)
Intangible Asset Impairment	(3,563,000)
Decrease in Other Income	(117,000)
Gain on Obligation to Issue Shares Revaluation	641,000
Loss on Abandonment of Asset	(952,000)
Loss on Debt Modification	(2,357,000)
Derivative Gain	4,441,000
Increase in Interest Expense	(6,473,000)
Gain on Settlement of Debt	225,000

Total Variance from Continuing Operations	$5,094,000

For the year ended December 31, 2011, we had sales from continuing operations of approximately $3.15 million compared to approximately $3.53 million for the year ended December 31, 2010. The $373,000 decrease is composed of decreases in sales of $550,000 from our Gonzales, CA facility (attributed to both weather and customer volume), a decrease in sales of $252,000 from our chicken litter-based fertilizer product (product was discontinued in 2010) and a decrease in sales of $250,000 from TerraSphere licensing activities offset by increases of $398,000 from our wastewater operation in Colorado and $281,000 from our dry product fertilizer sales from an outsourced supplier.

For the year ended December 31, 2011 we had cost of goods sold from continuing operations of approximately $2.31 million compared to approximately $2.52 million for the same period in 2010. Of the approximately $216,000 decrease in cost of goods, $597,000 is related to our Gonzales, CA facility and $134,000 is related to chicken litter fertilizer product offset by increases in our dry fertilizer product of $376,000 and $139,000 related to our IWR operation.

We incurred general and administrative expenses of approximately $8.8 million and approximately $13.3 million for the years ended December 31, 2011 and 2010, respectively. The approximately $4.5 million decrease in general and administrative expenses is due to increases of approximately $1.80 million to operate our TerraSphere segment offset by decreases in marketing costs of approximately $750,000, consulting expenses of approximately $1.75 million, professional fees of approximately $1.4 million associated with 2010 acquisition activities, results of various cost savings activities of approximately $600,000. a reduction in non-cash compensation expense related to the issuance of stock options of approximately $1.4 million and a reduction in our reserve for bad debts of approx. $200,000.

We incurred research and development costs of approximately $18,000 and $288,000 for the years ended December 31, 2011 and 2010, respectively. A major part of the decrease of $270,000 is due to less spending, as we had completed most of our field testing on our products and we were limited due to cash constraints.

We incurred a loss on goodwill impairment of approximately $1.2 million for the year ended December 31, 2011. This loss was due to our estimated recovery of goodwill purchased in the TerraSphere and GoLocal acquisitions. We did not have any goodwill impairment for the year ended December 31, 2010.

We incurred a loss on the impairment of intangible assets of approximately $3,563,000 for the year ended December 31, 2011. This loss was due to our analysis of the carrying value of the reacquired license rights related to the GoLocal acquisition ($250,000) and technology patents acquired in the TerraSphere acquisition ($3,313,000). We did not have any intangible asset impairment for the year ended December 31, 2010.

We recognized a gain on obligations to issue shares of approximately $641,000 for the year ended December 31, 2011. This is a non-cash gain and is related to the shares of common stock to be issued in the TerraSphere milestone calculations and is also related to the decline in our current stock price.

We incurred a loss on abandonment of assets of approximately $952,000 or the year ended December 31, 2011. This loss was due to the termination of our IWR operating agreement in Colorado. We did not have any loss on abandonment of assets for the year ended December 31, 2010.

We incurred a loss on debt modification of approximately $2.36 million for the year ended December 31, 2011. This loss was due to the restructuring of our April 1, 2011 convertible notes, twice during 2011 and the lowering of the exercise price of a non-derivative warrant. The loss is a non cash loss based upon market price of the stock at the time of debt modification. We did not have debt modifications for the year ended December 31, 2010.

During 2011, we recognized derivative gains of approximately $5.8 million compared to derivative gains of approximately $1.4 million for 2010 due to the mark-to-market adjustments of certain financial instruments and additional instruments being issued. This is a non-cash item and did not contribute cash for the gain recorded in 2011 and 2010.

Interest expense for the years ended December 31, 2011 and 2010 was approximately $8.20 million and $1.73 million, respectively. Interest expense in 2011 was associated with various notes held by the Company of approximately $400,000 and a non cash interest expense of approximately $7.8 million associated with the derivative elements contained in our convertible debt, while for the components of interest expense for the year ended December 31, 2010, approximately $200,000 related to various notes held by the Company and approximately $1.5 million associated with derivative elements contained in our convertible debt. Interest expense associated with derivative elements is non cash in nature.

During 2011, we recognized a gain on settlement of debt in connection with our acquisition of TerraSphere Systems LLC, as we assumed a note payable from a third party in the amount of $350,000, with a fixed interest rate of 15% per annum. On March 9, 2011, the Company entered into an agreement whereby in consideration of receiving a lump sum cash payment of $125,000, the third party released and discharged the Company from all obligations under the note.

As of December 31, 2011, we had current assets of approximately $637,000 compared to approximately $4.0 million as of December 31, 2010. Our total assets were approximately $6.9 million as of December 31, 2011 compared to approximately $15.9 million as of December 31, 2010. Current assets decreased in all classifications, except for inventory. However, the majority of the decrease year over year was due to a decrease in cash used to operate the business and accounts receivable from business operations. A majority of the decrease in long term assets in 2011 was represented by the impairment of goodwill and intangible assets associated with our TerraSphere and GoLocal acquisitions.

As of December 31, 2011, we had current liabilities of approximately $11.1 million compared to approximately $12.1 million at December 31, 2010. This decrease of approximately $1.0 million is due largely to a decrease in accounts payable and a decrease in liabilities relating to discontinued operations offset by increases in convertible notes and derivative liabilities. In addition, we had no long-term liabilities as of December 31, 2011 as compared to approximately $1.9 million at December 31, 2010. The decrease is due to a decrease in derivative liabilities.

For the year ended December 31, 2011 we had negative cash flows from operating activities of approximately $5.72 million, comprised of loss from operations of approximately $14.67 million adjusted for certain non-cash items such as depreciation and amortization, non-cash interest expense associated with the issuance of convertible debt, the write-down of impaired assets, amortization of deferred financing fees, an early termination lease penalty and an increase in accounts payable and accrued expenses. We also had negative cash flows from investing activities of approximately $1.23 million, primarily related to purchase of fixed assets at our IWR operation in Colorado. The negative cash flows from both operating and investing activities was offset by approximately $4.12 million in positive cash flows from financing activities comprised of proceeds from our various convertible debt transactions. The result of the above activities decreased our cash position by approximately $2.79 million for the year ended December 31, 2011.

For the year ended December 31, 2010 we had negative cash flows from operating activities of approximately $11.50 million, comprised of loss from operations of approximately $47.81 million adjusted for certain non-cash items such as depreciation and amortization, non-cash interest expense associated with the issuance of convertible debt, the write-down of impaired assets at our Woodbridge, NJ facility, amortization of deferred financing fees, an early termination lease penalty and an increase in accounts payable and accrued expenses. We also had negative cash flows from investing activities of approximately $446,000, primarily related to purchase of fixed assets and other assets off-set by the release of restricted cash. The negative cash flows from both operating and investing activities was offset by approximately $4.28 million in positive cash flows from financing activities comprising proceeds from our various debt and equity transactions offset by repayments of debt obligations. The result of the above activities decreased our cash position by approximately $7.67 million for the year ended December 31, 2010.

Results of Discontinued Operations

On July 30, 2010, the Company temporarily halted production at its Woodbridge, NJ facility in order to undertake steps to lower its cost structure at the facility. Specifically, the Company attempted to negotiate more favorable terms under its operating lease and to lower certain utility costs. The Company was unable to lower such costs and therefore, management determined that the Company could not sustain the negative cash flow and discontinued operations at the Woodbridge, NJ facility during the quarter ended September 30, 2010. As a result, the Company recognized an impairment charge on the long-lived assets of the Woodbridge, NJ facility that reduced the carrying value of those assets to approximately $1.5 million, which was the value expected to be received from the disposition of those assets. The consolidated statement of operations and comprehensive loss includes an impairment charge pertaining to those long-lived assets of approximately $15.38 million which is included in loss from discontinued operations for the year ended December 31, 2010.

On October 18, 2010, the bonds payable and related accrued interest totaling approximately $18.5 million were settled and extinguished for approximately $17.5 million of the Company’s preferred stock (See Note 11). In addition, as described below, the Company entered into a series of transactions on October 18, 2010 whereby certain assets and liabilities were assigned, transferred and or extinguished.

On October 18, 2010, the Company and the Woodbridge, NJ facility’s landlord (“Lessor”) entered into a Termination and Surrender Agreement (“Termination Agreement”) related to the termination of the Woodbridge Facility lease. Pursuant to the Termination Agreement, the Lessor and the Company agreed to terminate the lease surrendering the premises and transferring all equipment, tools and fixtures owned by the Company and presently located at the premises. Under the lease, there were approximately $9.1 million of future rental payments. In addition, the Lessor asserted claims for (i) unpaid sewer and trash removal charges; (ii) unpaid rent due Lessor for prior periods; (iii) certain costs and expenses incurred by Lessor in connection with certain litigation; (iv) damages that may result from the condition of the premises at the time of surrender; and (v) the required removal and disposal of abandoned inventory and materials totaling approximately $2.4 million. Pursuant to the terms of the Termination Agreement, the Company agreed to transfer the Woodbridge, NJ facility’s assets to the Lessor with a carrying value of approximately $1.5 million and to issue the Lessor a total of 179 shares of the Company’s common stock valued at $2,800 per share totaling $500,000 and to surrender deposits totaling approximately $415,000 with the Lessor in exchange for settlement of the asserted claims of approximately $2.4 million.

On October 18, 2010, the Superior Court of the State of California for the County of Los Angeles entered an Order in the matter entitled American Capital Management, LLC (ACM) v. Converted Organics Inc. and Converted Organics of Woodbridge, LLC and Does 1-10 Inclusive (the “Order”). The Order provides for the full and final settlement of approximately $11.3 million of claims against the Company held by ACM. The claims include the future rental payments of approximately $9.1 million discussed above, as well as approximately $1.7 million of promissory notes issued by the Company to four contractors that had provided services to the Woodbridge, NJ facility (See Note 15 and approximately $400,000 for other facility costs which were acquired by ACM from the Lessor. ACM purchased the claims from these parties pursuant to separate claims purchase agreements. Pursuant to the terms of the Order, the Company agreed to issue to ACM a total of 4,145 shares of Company common stock valued at $2,715 per share totaling approximately $11.3 million in full and final settlement of the claims.

The $9.34 million loss recognized on disposal includes the approximately $9.1 million loss on early termination of the lease, approximately $796,000 of prepaid facility costs and approximately $400,000 of other facility costs, net of a gain of approximately $1.0 million for bond interest waived in conjunction with the settlement and extinguishment of the bonds payable as described above.

The following table summarizes the components of the loss from discontinued operations:

	2011	2010
Revenue from discontinued operations	$—	$830,814

Income (loss) from discontinued operations	$231,494	$(34,690,358)

The Company recognized income from discontinued operations for the year ended December 31, 2011 as a result of favorable settlements with certain of its creditors. The Company does not expect to have any continuing positive cash flows from operations associated with the Woodbridge, NJ facility.

The following table provides the assets and liabilities of the Woodbridge, NJ facility, classified as discontinued operations, in the consolidated balance sheets as of December 31, 2011 and 2010:

	2011	2010
Accounts receivable, net	$—	$14,500

Assets of discontinued operations	$—	$14,500

Accounts payable	$528,377	$837,606
Accrued expenses	—	1,571,874
Other liabilities	—	28,773

Liabilities of discontinued operations	$528,377	$2,438,253

On January 25, 2011, the Company paid cash of $150,000 and issued 640 shares of Company common stock totaling $1,494,000 in payment for consulting services accrued at December 31, 2010 related to the settlement of certain Woodbridge, NJ obligations. The Company is actively working with vendors to satisfy the liabilities outstanding at December 31, 2011.

Restatement

Year ended December 31, 2010

The consolidated financial statements as of and for the year ended December 31, 2010 have been restated from the financial statements previously reported in the Company’s Form 10-K for the year ended December 31, 2010, as follows:

TerraSphere Acquisition Accounting:    The accounting for the acquisition of TerraSphere (see Note 16 in the financial statement section of this report) has been restated to correct both the valuation of the components of the acquisition costs and the allocation of the acquisition costs.

The Company determined, with the assistance of an independent valuation expert, that the value ascribed to the shares of the Company’s common stock issued on November 12, 2010 to the TerraSphere stockholders electing Option One and Option Two should be adjusted to reflect a discount from the then prevailing market price to account for the six and eighteen month restrictions on the resale of those shares. In addition, the Company determined, with the assistance of an independent valuation expert, that the fair value of the contingent payments under Milestones One, Two, Three and Four, which would be paid by the issuance of a number of shares of common stock which was fixed at November 12, 2010, should be adjusted (discounted) to reflect the potential that the value of those contingent payments might change for the effects of changes in the price of the Company’s common stock (the projected volatility of the price of the Company’s common stock) over the period until those payments might be issuable. The Company also corrected its assessment of the likelihood that Milestone Two (the collection of $2.0 million of TerraSphere accounts receivable by February 28, 2011) would be achieved. These adjustments reduced the fair value of the total acquisition cost from $12.7 million to $7.6 million, as set forth below.

The changes to the valuation of the acquisition consideration changed the internal rate of return indicated by the terms of the purchase agreement. The Company determined, with the assistance of an independent valuation expert, that this change to the indicated internal rate of return required a change to the discount rate applied to projected cash flows to determine the fair value of TerraSphere’s identifiable intangible assets (principally patents). In addition, the Company corrected the fair value assigned to the accounts receivable of TerraSphere to reflect, among other things, the correction that TerraSphere made to the revenue recognition accounting reflected in its own financial statements for the nine months ended September 30, 2010. These changes to the fair values assigned to TerraSphere’s identifiable intangible assets and accounts receivable, together with the changes to the fair value of the acquisition costs discussed above, resulted in a reduction of the goodwill recorded for TerraSphere from $1.2 million to $962,000. The Company determined that these changes to the fair value of the acquired assets, although determined in part on the basis of the consideration of an independent valuation report received in 2011, were of such magnitude and cause as to treat them as corrections of errors rather than revisions to preliminary acquisition cost allocations.

The following sets forth the changes to the fair value of the acquisition costs and the allocation of the acquisition costs:

	As previously reported	Restatement adjustments	As restated
Components of acquisition cost

Election of option one	$2,961,000	$(697,892)	$2,263,108
Election of option two	4,490,000	(1,916,418)	2,573,582
Milestone One	1,403,000	(615,681)	787,319
Milestone two	711,000	(684,617)	26,383
Milestone three and four	1,684,000	(910,995)	773,005
Anti-dilution	837,000		837,000
Non-controlling interest	648,644	(310,570)	338,074

	$12,734,644		$7,598,471

Allocation of acquisition cost

Cash	$41,679		$41,679
Accounts receivable	2,690,000	(1,615,000)	1,075,000
Other assets	274,313		274,313
Leasehold improvements	176,181		176,181
Construction in progress	97,306		97,306
Patents	10,000,000	(3,290,000)	6,710,000
Goodwill	1,193,600	(231,173)	962,427
Assumption of liabilities	(1,738,435)		(1,738,435)

	$12,734,644		$7,598,471

The reduction in the amount assigned to the TerraSphere acquired accounts receivable resulted in a reduction in the bad debt expense related to these accounts receivable recorded by the Company in the year ended December 31, 2010 from $2,283,000 to $725,000. In addition, the reduction in the amount assigned to TerraSphere’s finite life intangible assets resulted in a reduction of the amortization of those assets of approximately $26,000 for the year ended December 31, 2010.

GoLocalProduceRI, LLC Acquisition Accounting:    The accounting for the acquisition of GoLocalProduceRI, LLC (see Note 16 in the financial statement section of this report) has been restated to allocate $250,000 of the purchase price previously allocated to goodwill to the license rights which the Company sold to GoLocalProduceRI, LLC in November, 2010 and reacquired as the result of this acquisition.

Derivative Accounting:    The Company accounts for the conversion features contained in certain convertible notes and certain common stock purchase warrants as derivatives under ASC 815 due to the anti-dilution features contained in those instruments. The carrying amount of these derivative liabilities is adjusted to market value at the end of each reporting period based on the calculation of their market value using the Bi-Nomial Lattice model with any changes reflected in income or loss (see Note 9 in the financial statement section of this report).

In connection with the determination of the volatility index that should be used in valuing the contingent payments under Milestones One, Two, Three and Four of the TerraSphere acquisition, the Company determined that the volatility index previously used to determine the fair value of these derivative liabilities and the resulting derivative gain or loss was incorrect. The correction of the volatility index resulted in a $1,549,290 reduction in the derivative liability, and a corresponding change to the derivative gain or loss, for the year ended December 31, 2010.

The following sets forth the effects if the restatements described above on the affected financial statement line items as of and for the year ended December 31, 2010 (all share and per share data has also been retroactively adjusted to reflect the effects of the November 7, 2011 1:10 reverse stock split and the effects of the February 22, 2012 1:500 reverse stock split):

	As previously reported	Restatement adjustments	As restated
As of December 31, 2010
Accounts receivable, net	$579,946	$270,000	$309,946
Goodwill	1,667,957	481,173	1,186,784
Intangible assets, net	11,629,265	3,014,019	8,615,246
Obligation to issue shares	1,560,715	910,995	649,720
Derivative liabilities—current portion	8,675,619	1,549,290	7,126,329
Additional paid-in capital	85,555,990	3,906,063	81,649,927
Accumulated deficit	(100,453,292)	(2,851,722)	(97,601,570)
Stockholders’ Equity Attributable to Converted Organics Inc.	2,610,136	1,062,886	1,547,250
Noncontrolling interests	576,178	242,021	334,157
Total stockholders’ equity	3,186,314	1,304,907	1,881,407

For the year ended December 31, 2010
Selling, general and administrative expenses	14,625,568	(1,345,000)	13,280,568
Amortization of intangibles	367,461	(25,981)	341,480
Loss from continuing operations	(14,277,559)	1,370,981	(12,906,578)
Derivative gain (loss)	(166,712)	1,549,290	1,382,578
Loss from continuing operations before provision for income taxes	(16,039,025)	2,920,271	(13,118,754)
Loss from continuing operations	(16,039,025)	2,920,271	(13,118,754)
Net loss	(50,729,383)	2,920,271	(47,809,112)
Net loss attributable to noncontrolling interest	(168,156)	266,763	99,607
Net loss attributable to Converted Organics, Inc. before other comprehensive loss	(50,561,227)	2,851,722	(47,709,505)
Comprehensive loss	(50,562,600)	2,851,722	(47,710,878)
Comprehensive loss attributable to Converted Organics Inc.	$(50,562,336)	$2,851,722	$(47,710,614)

Net loss per share, basic and diluted
Continuing operations	$(1,712.18)		$(1,400.44)
Net loss per share	$(5,415.41)		$(5,103.67)
Weighted average common shares outstanding	9,368		9,368

Interim Periods in Year ended December 31, 2011 (unaudited):

The Company has restated its unaudited results of operations for each of the quarters ended March 31, June 30 and September 30, 2011 (the results of operation for the quarter ended June 30, 2011 which have been restated are those previously restated and disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2011).

The impairment charge of $2.1 million recorded by the Company in the three months ended June 30, 2011 has been reduced to a charge of $1.2 million as the result to the changes to the amounts recorded as goodwill in 2010 for the TerraSphere and GoLocal acquisitions, as described above.

Charges for the quarterly amortization of intangible assets have been restated to reflect the effects of the changes to the amounts recorded for intangible assets in 2010 for the TerraSphere and GoLocal acquisitions, as described above.

Changes in the quarterly gain or loss on the Obligation to Issue shares have been restated to reflect the effect of the decrease in that obligation as of December 31, 2010 as a result of the restated fair value of the acquisition costs.

The derivative gain or loss for each quarter did not have to be recalculated to reflect the use of a different volatility index, as it was determined that the only restatement for the incorrect volatility was at December 31, 2010.

The effect of each of these corrections on each of the three months ended March 31, June 30 and September 30, 2011 is as follows:

	Increase (decrease) in net loss (unaudited)
	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011
Restatement of goodwill impairment	$—	$(1,186,784)	$—
Restatement of amortization of intangible assets	(48,382)	(48,382)	(48,382)
Restatement of fair value of obligation to issue shares	(96,458)	(651,093)	(48,229)

	$(144,840)	$(1,886,259)	$(96,611)

The restated unaudited results of operations for each of the three months ended March 31, June 30 and September 30, 2011 are as follows (all share and per share data has also been retroactively adjusted to reflect the effects of the November 7, 2011 1:10 reverse stock split and the effects of the February 22, 2012 1:500 reverse stock split):

	(unaudited)
	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011
Revenues	$739,176	$1,429,710	$687,659
Cost of goods sold	504,467	953,959	515,284

Gross income	234,709	475,751	172,375
Operating expenses
Selling, general and administrative expenses	2,317,174	3,801,637	1,361,634
Research and development	15,871	152	—
Amortization of intangibles	172,885	172,993	173,075
Goodwill impairment	—	962,427	—

	2,505,930	4,937,209	1,534,709

Loss from continuing operations	(2,271,221)	(4,461,458)	(1,362,334)
Other income (expense)
Other income (expense)	171,309	21,930	(21,396)
Gain on change in fair value of obligations to issue shares	(96,458)	457,836	33,914
Gain on settlement of debt	225,000	—	—
Derivative gain (loss)	2,397,783	6,851,730	(2,297,229)
Loss on debt modification
Interest expense	(2,274,462)	(3,565,784)	(1,411,805)

	423,172	3,765,712	(3,696,516)

Loss from continuing operations before provision for income taxes	(1,848,049)	(695,746)	(5,058,850)
Provision for income taxes	—	—	—

Loss from continuing operations	(1,848,049)	(695,746)	(5,058,850)

Income (loss) from discontinued operations	(499)	146,970	49,447

Net loss	(1,848,548)	(548,776)	(5,009,403)
Net loss attributable to noncontrolling interest	(60,995)	(192,281)	(187,904)

Net loss attributable to Converted Organics Inc. before other comprehensive loss	(1,787,553)	(356,495)	(4,821,499)
Other comprehensive loss
Foreign currency translation adjustment	(10,496)	(3,808)	85,449

Comprehensive loss	(1,798,049)	(360,303)	(4,736,050)
Comprehensive loss attributable to noncontrolling interest	(2,020)	(734)	16,449

Comprehensive loss attributable to Converted Organics Inc.	$(1,796,029)	$(359,569)	$(4,752,499)

Net loss per share, basic and diluted
Continuing operations	$(99.57)	$(31.32)	$(179.90)
Discontinued operations	(0.03)	6.62	1.76

Net loss per share	$(99.59)	$(24.70)	$(178.15)

Weighted average common shares outstanding	18,561	22,215	28,120

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONVERTED ORGANICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Converted Organics Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Converted Organics Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ (deficiency) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Converted Organics Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Converted Organics Inc. and subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note 19, the Company has restated its 2010 consolidated financial statements to correct the misstatement of the fair value of certain acquisition consideration, the allocation of that acquisition consideration and certain amounts recorded as gain on change in fair value of derivative liability, to conform to accounting principles generally accepted in the United States of America.

/s/ Moody, Famiglietti & Andronico, LLP

March 30, 2012

CONVERTED ORGANICS INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
		As Restated
ASSETS
CURRENT ASSETS
Cash	$254,783	$3,039,941
Accounts receivable, net	27,762	309,946
Inventories	274,391	126,406
Prepaid expenses and other assets	55,122	251,589
Deferred financing costs, net	24,642	276,667
Current assets of discontinued operations	—	14,500

Total current assets	636,700	4,019,049

Deposits and other non-current assets	535,033	575,596
Property and equipment, net	1,320,653	1,477,589
Goodwill	—	1,186,784
Intangible assets, net	4,388,604	8,615,246

Total assets	$6,880,990	$15,874,264

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
CURRENT LIABILITIES
Term note payable	$—	$350,000
Notes payable — related party	72,351	72,351
Accounts payable	1,363,963	2,393,388
Accrued expenses	575,720	656,412
Convertible notes payable, net of unamortized discount	2,157,808	306,404
Obligation to issue shares	9,127	649,720
Derivative liabilities — current portion	6,307,081	5,199,572
Deferred revenue	95,000	—
Liabilities of discontinued operations	528,377	2,438,253

Total current liabilities	11,109,427	12,066,100

Derivative liabilities, net of current portion	—	1,926,757

Total liabilities	11,109,427	13,992,857

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ (DEFICIENCY) EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 13,281 and 17,500 ($1,000 stated value) shares issued and outstanding at December 31, 2011 and 2010, respectively	13,281,000	17,500,000
Common stock, $.0001 par value, 500,000,000 and 250,000,000 shares authorized; 208,890 and 17,094 shares issued and outstanding at December 31, 2011 and 2010, respectively	21	2
Additional paid-in capital	97,700,326	81,649,927
Accumulated deficit	(115,033,963)	(97,601,570)
Accumulated other comprehensive income (loss)	30,866	(1,109)

	(4,021,750)	1,547,250
Non-controlling interests	(206,687)	334,157

Total stockholders’ (deficiency) equity	(4,228,437)	1,881,407

Total liabilities and stockholders’ (deficiency) equity	$6,880,990	$15,874,264

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
		As Restated
Revenues	$3,152,143	$3,525,325
Cost of goods sold	2,306,352	2,522,305

Gross profit	845,791	1,003,020
Operating expenses:
Selling, general and administrative expenses	8,794,124	13,280,568
Research and development	17,654	287,550
Amortization of intangibles assets	692,157	341,480
Goodwill impairment	1,186,784	—
Intangible asset impairment	3,563,168	—

	14,253,887	13,909,598

Loss from continuing operations	(13,408,096)	(12,906,578)
Other income (expense):
Other income	14,430	7,983
Gain on change in fair value of obligations to issue shares	640,593	123,214
Gain on settlement of debt	225,000	—
Loss on abandonment of asset	(951,668)	—
Loss on debt modification	(2,357,322)	—
Gain on change in fair value of derivative liability	5,823,629	1,382,578
Interest expense	(8,198,919)	(1,725,951)

	(4,804,257)	(212,176)

Loss from continuing operations before provision for income taxes	(18,212,353)	(13,118,754)
Provision for income taxes	—	—

Loss from continuing operations	(18,212,353)	(13,118,754)
Income (loss) from discontinued operations	231,494	(34,690,358)

Net loss	(17,980,859)	(47,809,112)
Net loss attributable to non-controlling interest	548,466	99,607

Net loss attributable to Converted Organics Inc. before other comprehensive loss	(17,432,393)	(47,709,505)
Other comprehensive income (loss):
Foreign currency translation adjustment	39,597	(1,373)

Comprehensive loss	(17,392,796)	(47,710,878)
Comprehensive (income) loss attributable to non-controlling interest	(7,622)	264

Comprehensive loss attributable to Converted Organics Inc.	$(17,400,418)	$(47,710,614)

Earnings (loss) per share, basic and diluted:
Continuing operations	$(459.94)	$(1,400.44)
Discontinued operations	5.85	(3,703.23)

	$(454.10)	$(5,103.67)

Weighted average common shares outstanding, basic and diluted	39,597	9,368

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock Series A		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non-Controlling Interests	Total Stockholders’ Equity
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount
Balance, December 31, 2009	—	$—	7,555	$2		$58,663,817	$(49,892,065)	$—	$8,771,754	$—	$8,771,754
Issuance of employee stock options	—	—	—	—		1,310,252	—	—	1,310,252	—	1,310,252
Common stock issued upon conversion of convertible notes payable and accrued interest	—	—	129	—	*	413,959	—	—	413,959	—	413,959
Common stock issued as compensation for services	—	—	130	—	*	442,040	—	—	442,040	—	442,040
Issuance of common stock and warrants, net of fair value of derivatives issued of $968,096	—	—	480	—	*	1,398,264	—	—	1,398,264	—	1,398,264
Issuance of common stock and warrants as payment of accounts payable	—	—	556	—	*	1,501,600	—	—	1,501,600	—	1,501,600
Common stock issued upon exercise of employee stock options	—	—	10	—	*	34,000	—	—	34,000	—	34,000
Issuance of common stock as payment to settle obligations of discontinued operations	—	—	4,324	—		11,754,750	—	—	11,754,750	—	11,754,750
Issuance of common stock related to the acquisition of TerraSphere Systems, LLC	—	—	3,635	—	*	5,651,245	—	—	5,651,245	338,074	5,989,319
Issuance of common stock related to the acquisition of GoLocalProduceRI, LLC	—	—	274	—	*	480,000	—	—	480,000	95,954	575,954
Issuance of preferred stock as payment of bond obligation	17,500	17,500,000	—	—		—	—	—	17,500,000	—	17,500,000
Foreign currency translation adjustment	—	—	—	—		—	—	(1,109)	(1,109)	(264)	(1,373)
Net loss	—	—	—	—		—	(47,709,505)	—	(47,709,505)	(99,607)	(47,809,112)

Balance, December 31, 2010 (As Restated)	17,500	17,500,000	17,094	2		81,649,927	(97,601,570)	(1,109)	1,547,250	334,157	1,881,407
Common stock issued to settle convertible notes obligations	—	—	187,581	19		8,174,810	—	—	8,174,829	—	8,174,829
Common stock issued as compensation	—	—	1,013	—	*	1,557,825	—	—	1,557,825	—	1,557,825
Issuance of employee stock options	—	—	—	—		669,444	—	—	669,444	—	669,444
Issuance of common stock as payment of accounts payable	—	—	1,009	—	*	85,320	—	—	85,320	—	85,320
Issuance of common stock as payment to settle obligations of discontinued operations	—	—	640	—	*	1,344,000	—	—	1,344,000	—	1,344,000
Issuance of common stock for conversion of preferred stock	(4,219)	(4,219,000)	1,554	—	*	4,219,000	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—		—	—	31,975	31,975	7,622	39,597
Net loss	—	—	—	—		—	(17,432,393)	—	(17,432,393)	(548,466)	(17,980,859)

Balance, December 31, 2011	13,281	$13,281,000	208,890	$21		$97,700,326	$(115,033,963)	$30,866	$(4,021,750)	$(206,687)	$(4,228,437)

*	Common stock amount less than $1.00

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,980,859)	$(47,809,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense of intangible assets and other assets	1,199,182	1,184,598
Depreciation and amortization of property and equipment	288,506	1,435,086
Provision for losses on accounts receivable	—	1,112,478
Amortization of discounts on notes payable	7,904,807	360,359
Interest expense in relation to issuance of convertible debt	268,486	1,368,695
Loss recognized on disposal of Woodbridge facility and lease termination penalty	—	9,337,909
Common stock issued as compensation	1,557,825	442,040
Common stock issued as payment of accounts payable	85,320	1,501,600
Stock option compensation expense	669,444	1,310,252
Gain on change in fair value of obligations to issue shares	(640,593)	(123,214)
Gain on settlement of debt	(225,000)	—
Gain on settlement of accounts payable	(402,183)	—
Loss on write-down of construction costs	113,543	—
Loss on debt modification	2,357,322	—
Impairment of long-term assets	—	15,383,925
Goodwill impairment	1,186,784	—
Impairment of intangible asset	3,563,168	—
Gain on change in fair value of derivative liability	(5,823,629)	(1,382,578)
Loss on abandonment of asset	951,668	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	296,684	(221,267)
Inventories	(147,985)	322,342
Prepaid expenses and other current assets	197,071	(14,483)
Deposits and other non-current assets	40,527	280,442
Increase (decrease) in:
Accounts payable	(965,391)	1,302,850
Accrued expenses	(308,506)	2,705,381
Deferred revenue	95,000	—

Net cash used in operating activities	(5,718,809)	(11,502,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,199,596)	(656,095)
Patent costs	(28,683)	(1,106)
Release of restricted cash	—	613,162
Cash acquired in acquisitions	—	98,276
Purchase of other assets	—	(500,000)

Net cash used in investing activities	(1,228,279)	(445,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(125,000)	(1,542,753)
Repayment of capital lease obligations	—	(11,802)
Deferred financing costs for short-term notes	(255,000)	—
Payments to related party	—	(10,000)
Net proceeds from exercise of options	—	34,000
Net proceeds from stock offering	—	2,366,360
Net proceeds from short-term notes	4,500,000	3,444,555

Net cash provided by financing activities	4,120,000	4,280,360

Net effect of exchange rate changes on cash	41,930	(766)

NET DECREASE IN CASH	(2,785,158)	(7,668,866)
Cash, beginning of year	3,039,941	10,708,807

Cash, end of year	$254,783	$3,039,941

Supplemental cash flow information:
Cash paid during the period for:
Interest	$28,402	$952,350
Non-cash financing activities:
Common stock issued to settle convertible notes obligations	$8,174,829	$413,959
Fair value of derivatives issued in conjunction with debt and equity financing	4,667,269	6,882,165
Common stock issued in connection with conversion of preferred stock	4,219,000	—
Common stock issued as settlement of discontinued operations obligations	1,344,000	11,754,750
Fair value of contingent consideration in relation to acquisition	—	773,005
Issuance of common stock in conjunction with the acquisitions	—	6,131,245
Discount on convertible note issued in connection with financings	—	3,750,000
Preferred stock issued in satisfaction of bonds payable	—	17,500,000

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Converted Organics Inc. and its subsidiaries (collectively the “Company”) utilize innovative clean technologies to establish and operate environmentally friendly businesses. The Company is dedicated to creating a cleaner, greener future, and operates using sustainable business practices that support this vision. During 2011, the Company operated in three business segments: Organic Fertilizer, Industrial Wastewater Treatment and Vertical Farming.

Organic Fertilizer:    The Company operates a processing facility that converts food waste and other raw materials into all-natural fertilizers, biostimulants, and soil amendment products.

Industrial Wastewater Treatment:    Utilizing an innovative wastewater treatment process, Converted Organics’ provides a means of treating industrial wastewater. This technology can use a variety of fuel sources to separate industrial wastewater into clean water vapor and landfill-appropriate solid residuals.

Vertical Farming:    The Company engages in vertical farming through its TerraSphere business, which builds efficient systems for growing pesticide-free organic produce in a controlled indoor environment using its patented technology.

A summary of the subsidiaries that comprise the Company are as follows:

Converted Organics of California, LLC (the “Gonzales, CA facility”), is a California limited liability company and wholly-owned subsidiary of the Company. The Gonzales, CA facility operates a plant in Gonzales, CA, in the Salinas Valley and produces approximately 25 tons of organic fertilizer per day, which is sold primarily to the California agricultural market. The Gonzales, CA facility employs a proprietary method called High Temperature Liquid Composting (HTLC). The facility has been upgraded to enable it to accept larger amounts of food waste from waste haulers and may be upgraded, depending on demand, to have the capability to produce a dry product in addition to the current liquid fertilizer it produces. The operations of the Gonzales, CA facility are part of the organic fertilizer business segment.

Converted Organics of Woodbridge, LLC, is a New Jersey limited liability company and wholly-owned subsidiary of the Company, which was formed for the purpose of owning, constructing and operating the Company’s facility in Woodbridge, NJ, (the “Woodbridge, NJ facility”). The Woodbridge, NJ facility was designed to service the New York-Northern New Jersey metropolitan area. During 2010, the Company discontinued operations at the Woodbridge, NJ facility. The Company has reported the results of operations of Converted Organics of Woodbridge, LLC as discontinued operations within the consolidated financial statements. The operations of the Woodbridge, NJ facility are part of the organic fertilizer business segment.

On January 26, 2010, the Company formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly-owned subsidiary of the Company, for the purpose of hiring a sales force and adding a poultry litter-based fertilizer product to the Company’s existing product lines. The Company has not had any operating activity in this subsidiary since inception.

Converted Organics of Rhode Island, LLC (RILLC) is an inactive, 92.5% owned subsidiary of Converted Organics Inc. RILLC has no assets or liabilities. RILLC was originally established for the purpose of operating a food waste to fertilizer plant in Rhode Island. The only asset that RILLC had acquired was an operating lease from the Rhode Island Resource Recovery Corporation (RIRRC) for a parcel of land which was intended to serve as the site for the planned plant. The Company did not have the resources to begin construction on the plant and therefore entered into a letter of intent to sell the operating lease rights to a third party who would also obtain a license from Converted Organics Inc. to operate the proposed facility. The letter of intent does not remain in effect, as the operating lease reverted back to the RIRRC in the fourth quarter of 2010. The RIRRC is a separate and distinct corporation, operated by the state of Rhode Island for the purpose of operating recycling facilities and the Company is not a related party or has no affiliated relationship with that entity.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — NATURE OF OPERATIONS — Continued

The business activities associated with our Industrial Waste Water facility in Colorado, which are included in the Industrial Wastewater Treatment segment are recorded on the books of the parent company, Converted Organics Inc. and not in a separate subsidiary.

On May 20, 2010, the Company formed TerraSphere Inc. (“TerraSphere”), a Delaware corporation and a wholly-owned subsidiary of the Company, for the purpose of acquiring the membership interests of TerraSphere Systems LLC (“TerraSphere Systems”). On November 12, 2010, TerraSphere acquired a 95% membership interest in TerraSphere Systems. TerraSphere Systems has two subsidiaries; wholly owned PharmaSphere, LLC (“PharmaSphere”) and majority owned TerraSphere Systems Canada, Inc. (“TerraSphere Canada”). TerraSphere operations are part of the vertical farming business segment.

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

On December 30, 2010, Converted Organics, Inc. purchased a majority ownership interest of the vertical farming entity, GoLocalProduceRI, LLC located in Rhode Island. The Company has not had any operating activity in this subsidiary since inception.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has negative working capital, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

As reflected in the consolidated financial statements, the Company incurred a net loss of approximately $18.0 million for the year ended December 31, 2011, and as of December 31, 2011 has an accumulated deficit of approximately $115.0 million and a working capital deficiency of approximately $10.5 million.

Presently, the Company’s liquidity is limited to cash on hand at December 31, 2011 of approximately $255,000 and up to approximately $2.8 million that we may receive in 2012 as a result of the sale of the additional convertible notes. Through the date of this report the Company has sold $722,500 of these notes and may sell up to $237,500 per month through December 31, 2012, if certain conditions are met. There is no assurance that the holder of the notes will continue to purchase the monthly amount and as such, we may not receive these funds.

If the Company does not receive additional funds from external funding sources or from the continued sale of convertible notes on a monthly basis in 2012, the Company will not have sufficient cash to be able to continue its operations. The Company anticipates that it will exhaust its cash position as of December 31, 2012 and unless additional financing can be secured (for which there are no commitments) the Company will not be able to continue operations after December 31, 2012. Therefore, in the fourth quarter of 2011, in order to conserve cash, the Company determined to continue operations in the organic fertilizer business segment while curtailing all but essential personnel at the corporate level and in the industrial wastewater treatment and vertical farming business segments.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the balances of Converted Organics Inc. and its wholly-owned subsidiaries, Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC, Converted Organics of Mississippi, LLC and its majority-owned subsidiaries Converted Organics of Rhode Island, LLC, TerraSphere Inc. and GoLocalProduceRI, LLC. The minority-owned interest in its subsidiaries is included in the Company’s consolidated financial statements as non-controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2010 financial statements in order to conform to the current year presentation.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

Among the most significant estimates used in the preparation of the Company’s consolidated financial statements are the projections of future cash flows from the Company’s business segments used in assessing whether there has been any impairment to the Company’s long-lived assets, intangible assets or goodwill, the valuation of derivative liabilities and liabilities for discontinued operations. These estimates are inherently uncertain and may require significant adjustments based on future events. The effect of any such adjustments could be significant.

ACQUISITION ACCOUNTING

The Company accounts for business combination transactions under the acquisition method of accounting by allocating the purchase price to the assets purchased and liabilities assumed based upon their estimated fair values as of the date of the acquisition, certain of which are determined based upon an independent third party valuation.

FAIR VALUE MEASUREMENTS

The Company applies Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements.

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

FOREIGN OPERATIONS

The accounting records of TerraSphere Canada are maintained in Canadian dollars, its functional currency. Revenue and expense transactions are translated to U.S. dollars using the average exchange rate of the month in which the transaction took place. Assets and liabilities are translated to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions are translated to U.S. dollars using the exchange rate in effect as of the date of the equity transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss). Gains and losses resulting from transactions which are denominated in other than functional currencies are reported as foreign currency exchange gain or loss in the consolidated statements of operations and comprehensive loss in the period the gain or loss occurred.

DISCONTINUED OPERATIONS

The Company discontinued the operations of its Woodbridge, NJ facility during the third quarter of 2010. Assets and liabilities related to the Woodbridge, NJ facility have been classified as discontinued operations on the consolidated balance sheets at December 31, 2011 and 2010 and its operations have been classified as income (loss) from discontinued operations on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2011 and 2010.

CASH AND CASH EQUIVALENTS

The Company defines cash and cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had no cash equivalents at December 31, 2011 and 2010.

ACCOUNTS RECEIVABLE

Accounts receivable represents balances due from customers, net of applicable reserves for doubtful accounts. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date. At December 31, 2011 and 2010, an allowance for doubtful accounts of approximately $1,044,000 and $1,112,000, respectively, has been established, against certain receivables that management has identified as uncollectible. A charge of approximately $14,000 and 1,218,000 is reflected in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2011 and 2010, respectively, to provide for the reserves for doubtful accounts. Additionally, the Company had direct write-offs of accounts receivable in the amounts of $78,764 and $108,441 for the years ended December 31, 2011 and 2010, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined by the first in, first out method. Inventories consist primarily of raw materials, packaging materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves at December 31, 2011 or 2010.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — Continued

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over estimated useful lives of 3 to 10 years for machinery and equipment, office equipment and furniture and vehicles and 7 to 20 years for building and improvements.

Construction-in-progress includes construction costs, equipment purchases and capitalized interest costs for assets not yet placed in service at the Gonzales, CA facility and TerraSphere in Canada.

GOODWILL

The Company evaluates the carrying value of goodwill in accordance with ASC 350 Intangibles — Goodwill and Other (ASC 350), during the fourth quarter of each year and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Goodwill at December 31, 2010 relates to the Company’s acquisition of TerraSphere and GoLocal during the fourth quarter of 2010 and was recorded at fair value at that time. At June 30, 2011 the Company determined that the operating results for its vertical farming business, which is comprised principally of TerraSphere, together with revised projections of the near term operating results, required that the long-lived assets (principally patents subject to amortization) and goodwill of that business be tested for impairment. However, the June 30, 2011 fair value of the vertical farming goodwill, calculated on the basis of discounted cash flows, is less than the carrying amount of the vertical farming business goodwill, and therefore the Company recorded a goodwill impairment during the second quarter of 2011 for approximately $963,000. At December 31, 2011, the Company determined that the fair value of the goodwill associated with GoLocal, calculated on the basis of discounted cash flows, is less than the carrying amount of the goodwill, and therefore the Company recorded a goodwill impairment charge of approximately $224,000. For the year ended December 31, 2011, the Company recorded a goodwill impairment charge of approximately $1,187,000 reflecting the impairment of all of the goodwill resulting from the Company’s acquisitions of TerraSphere and GoLocal during the fourth quarter of 2010.

INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other (ASC 350), which requires that intangible assets with finite lives, such as the Company’s licenses and patents, be capitalized and amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment testing. This testing compares carrying values to fair values and when appropriate, the carrying value of these assets is reduced to fair value. As of December 31, 2011, the Company performed its annual tests of the impairment of finite life intangible assets and determined that the reacquired license rights fair value associated with its acquisition of

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — Continued

GoLocal exceeded its carrying value resulting in the Company recording a $250,000 impairment charge. In addition, the Company determined that the fair value of the patents acquired with the TerraSphere acquisition exceeded their carrying value by $3,313,168 resulting in the Company recording an impairment charge equal to that amount. During 2010 no events or other changes in circumstances occurred which necessitated testing the Company’s finite life intangible assets for impairment.

LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360 Property, Plant and Equipment (ASC 360). Such reviews are based on a comparison of the asset’s undiscounted cash flows to the recorded carrying value of the asset. If the asset’s recorded carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset, the asset is written down to its estimated fair value. Impairment charges, if any, are recorded in the period in which the impairment is determined. The Company had incurred impairment charges on long-lived assets of approximately $15.4 million related to its discontinued operations for the year ended December 31, 2010. Except for the assets of the Company’s discontinued operations, no events or other changes in circumstances occurred during 2011 and 2010 which necessitated further testing the Company’s remaining long-lived assets for impairment.

CONVERTIBLE DEBT

The Company accounts for its convertible debt by recognizing discounts for the intrinsic value of beneficial conversion features, if applicable, and discounts for the relative fair value of any warrants issued in conjunction with the debt. Discounts are amortized using the effective interest rate method as noncash charges to interest expense over the related term of the debt.

DERIVATIVE INSTRUMENTS

The Company accounts for derivative instruments in accordance with ASC 815 Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the consolidated balance sheet at fair value. Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2011 and 2010, the Company did not have any derivative instruments that were designated as hedges.

NONCONTROLLING INTEREST

As of December 31, 2011 and 2010, the noncontrolling interest in variable interest entity included in the accompanying consolidated balance sheets reflects the noncontrolling party’s equity interest in the Subsidiary. Noncontrolling interest in variable interest entity in the consolidated statements of operations and comprehensive loss represent the results of operations from the Subsidiary.

REVENUE RECOGNITION

Revenue is recognized in accordance with ASC 605 Revenue Recognition (ASC 605) when (i) persuasive evidence of a sales arrangement exists, (ii) delivery of the product or service has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The Company recognizes revenue from its industrial wastewater operation by setting up treatment systems on customers’ sites and charging a per gallon price to process waste water. Revenue is recorded in the month the waste water is treated.

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

In order to grow plants using the technology granted by the license, the licensee will also be required to purchase equipment which incorporates the system, either from the Company or from a manufacturer licensed or contracted by the Company.

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

License fees received in cash or recorded as receivables prior to the time the delivered elements have stand-alone value are deferred as deferred revenue.

In addition, some of the installment payments due under the licenses, in effect at the time we acquired the vertical farming segment, were deemed to not be reasonably assured of collection. Receivables for such installment payments were recorded as an asset offset by a valuation allowance. When payments of such installments are received, the related revenue is deferred if the elements delivered under that license do not yet have stand alone value.

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

SHARE BASED COMPENSATION

The Company accounts for share based compensation paid to employees in accordance with ASC 718 Compensation — Stock Compensations (ASC 718). Under ASC 718 guidance, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company accounts for share

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — Continued

based compensation issued to non-employees in accordance with ASC 505 Equity (ASC 505). Under ASC 505 guidance, such compensation is measured at the grant date, based on the consideration received or the fair value of the equity instruments issued and is recognized as an expense over the requisite service period.

INCOME TAXES

The Company accounts for income taxes following the asset and liability method in accordance with ASC 740 Income Taxes (ASC 740). Under such method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the asset is expected to be recovered or the liability settled.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the Company’s diluted income (loss) per share was antidilutive and, as such, basic and diluted earnings (loss) per share are the same for each of the years ended December 31, 2011 and 2010.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04) which will supersede most of the accounting guidance currently found in Topic 820 of FASB’s ASC. The amendments will improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (IFRS). The amendments also clarify the application of existing fair value measurement requirements. These amendments include (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and (3) disclosing quantitative information about the unobservable inputs used within the Level 3 hierarchy. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05) which eliminates the option to present the components of other

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES — Continued

comprehensive income as part of the statement of stockholders’ equity. The amendments require that all nonowner changes in stockholders’ equity must be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The guidance is effective for the Company’s interim and annual periods beginning after December 15, 2011 and will be applied prospectively. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment (ASU No. 2011-08). The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income (AOCI) in Accounting Standards update No. 2011-05, which deferred the effective date for the amendments to the reclassification of items out of AOCI. The guidance, with the exception of reclassification adjustments, is effective on January 1, 2012 and must be applied retrospectively for all periods presented. . We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our consolidated financial statements.

NOTE 4 — INVENTORIES

The Company’s inventories consisted of the following at December 31:

	2011	2010
Finished goods	$224,009	$104,690
Raw materials	50,382	21,716

Total inventories	$274,391	$126,406

NOTE 5 — DEFERRED FINANCING COSTS

In connection with its various private financings, the Company incurs professional fees which are capitalized and are being amortized over the term of the related loans. Amortization of deferred financing costs, which is recognized in operating expenses, is associated with private financings totaled $507,025 and $28,778 for the years ended December 31, 2011 and 2010, respectively.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — PROPERTY AND EQUIPMENT

The Company’s property and equipment, excluding assets of discontinued operations at December 31, consisted of the following:

	2011	2010
Building and improvements	$955,013	$840,562
Machinery and equipment	804,254	755,831
Vehicles	42,570	42,570
Office equipment and furniture	17,673	17,925
Construction-in-progress	—	136,607

	1,819,150	1,793,495
Less: Accumulated depreciation and amortization	(498,857)	(315,906)

Property and equipment, net	$1,320,653	$1,477,589

The components of depreciation and amortization expense for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Continuing operations — cost of goods sold	$122,970	$104,158
Continuing operations — operating expenses	165,536	17,984

	288,506	122,142
Discontinued operations	—	1,312,944

Total depreciation and amortization expense	288,506	1,435,086

Changes in accumulated depreciation and amortization at December 31, 2011 and 2010 are as follows:

	2011	2010
Balance, beginning of year	$315,906	$1,934,324
Additions	288,506	1,435,086
Disposals	(105,555)	(3,053,504)

Balance, end of year	$498,857	$315,906

During 2010, the Company discontinued operations at its Woodbridge, NJ facility. As a result, the Company impaired the Woodbridge, NJ facility’s assets to reduce the carrying value to approximately $1.5 million, which is the value expected to be received from the transfer of those assets. The consolidated statements of operations and comprehensive loss include an impairment charge in loss from discontinued operations pertaining to long-lived assets of approximately $15.4 million as of December 31, 2010. In 2011, due to cash flow shortfalls, the Company was not able to maintain the equipment within its Wastewater division and abandoned the equipment. As of December 31, 2011, the Company recorded an expense of $951,668 related to the loss on abandonment of the Wastewater equipment.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — INTANGIBLE ASSETS

The Company identified and assigned a value of approximately $6.7 million to the patents acquired in its purchase of TerraSphere Systems during 2010. As of December 31, 2011, the Company determined that the patents carrying value exceeded its fair value resulting in the Company recording a $3,313,168 impairment charge. The fair value of these patents is being amortized over their various expected remaining lives of 14-20 years.

The Company identified and assigned a value of $250,000 to the license rights which the Company sold to GoLocalProduceRI, LLC in November, 2010 and reacquired as the result of the acquisition in December 2010. As of December 31, 2011, the Company determined that the reacquired license rights carrying value exceeded its fair value resulting in the Company recording a $250,000 impairment charge.

Intangible assets consist of the following at December 31:

	2011	2010
		As Restated
Finite-lived intangible assets:
Existing customer relationships	$2,030,513	$2,030,513
Technological know-how	271,812	271,812
Reacquired license rights	—	250,000
Patents and related patent costs	2,969,000	6,711,106

	5,271,325	9,263,431
Less: accumulated amortization	(1,110,909)	(876,373)

Total	4,160,416	8,387,058
Indefinite-lived intangible assets:
Trade name	228,188	228,188

	228,188	228,188

Net intangibles assets	$4,388,604	$8,615,246

The consolidated statements of operations and comprehensive loss include amortization expense of $692,157 and $341,480 related to these intangible assets for the years ended December 31, 2011 and 2010, respectively. Amortization expense for these intangibles is estimated to be $495,549 annually for each of the next four years, $248,661 for the fifth year and $1,929,559 thereafter.

NOTE 8 — DEBT

TERM NOTES

The Company entered into a financing agreement with an equipment financing company to acquire equipment for its Woodbridge, NJ facility in 2009. The note was for $118,250, bore an imputed interest rate of 9% and had a three year term, maturing January 2012. During the fourth quarter of 2010, the Company was in default of the note and the equipment was repossessed. The value of the equipment repossessed exceeded the Company’s obligation therefore the Company was released from its financing agreement. Interest expense of $3,224 has been recorded related to this note during the year ended December 31, 2010 and included in loss from discontinued operations in the accompanying consolidated statements of operations and comprehensive loss.

On April 1, 2009, the Company agreed to convert certain accounts payable into a 12 month note with its former landlord at the New Jersey facility. The note bore interest at 9%, payable quarterly in arrears commencing September 30, 2009. The note required payments of $263,573 on October 1, 2009 and January 1, 2010, to be

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — DEBT — Continued

applied first to accrued interest and then to principal. A final installment of $318,832 was due on March 31, 2010. The note was paid in full in accordance with its terms as of December 31, 2010.

During 2009, the Company agreed to convert certain accounts payable to four contractors totaling approximately $3,872,000, related to the construction of the Woodbridge, NJ facility (the “construction term notes”), into term notes ranging from 12 to 24 months at various rates ranging from 0% to 9% with payment terms maturing through September 2011. The Company had recorded a discount on certain of the notes representing imputed interest of approximately $54,000, which was being amortized during the non-interest bearing period of the notes. On October 18, 2010, the term notes were extinguished.

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed TerraSphere’s existing liability to a third party (unrelated to the Company or TerraSphere) for a note payable in the amount of $350,000 with a fixed interest rate of 15% per annum. Interest only payments totaling $4,375 were due monthly with the principal balance due August, 27, 2011. On March 9, 2011, the Company entered into an agreement with the third party regarding its $350,000 promissory note payable. In consideration of receiving a lump sum cash payment of $125,000, the third party released and discharged the Company from all obligations under the note. This gain on settlement of $225,000 is included in other income (expense) in the consolidated statements of operations and comprehensive loss.

NOTE PAYABLE — RELATED PARTY

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed an unsecured note payable to William Gildea, Secretary of the Company and brother of Edward Gildea, President of the Company, which has an interest rate of 10% per annum. The principal amount due totaled $72,351 at December 31, 2011 and 2010. The Company incurred interest expense totaling $7,235 and $3,486 for the years ended as of December 31, 2011 and 2010, respectively.

BOND FINANCING

On February 16, 2007, concurrent with its initial public offering, the Company’s wholly-owned subsidiary, Converted Organics of Woodbridge, LLC, completed the sale of $17,500,000 of New Jersey Economic Development Authority Bonds. Direct financing costs related to this issuance totaled approximately $953,000 and were being amortized over the term of the bond. On October 18, 2010, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the New Jersey Economic Development Authority. Pursuant to the Exchange Agreement, the Bond Holder agreed to exchange: (i) the Bonds, and (ii) class B warrants to purchase 457 shares the Company’s common stock (the “Class B Warrants”) for 17,500 shares of the Company’s newly authorized 1% Series A Convertible Preferred Stock (the “Series A Preferred Stock”). In addition, the Bond Holder agreed to waive all interest accrued and unpaid from February 1, 2010 until the date of the Exchange Agreement on the Bonds totaling approximately $1 million, and agreed to transfer to the Company approximately $600,000 that the Company had previously deposited into certain escrow accounts in connection with the Bonds. As a result of the above exchange agreement, the Company expensed the remaining unamortized capitalized bond costs of $774,620 and included in the loss from discontinued operations in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2010. Amortization of capitalized bond issuance costs to interest expense totaled $39,720 for the year ended December 31, 2010, and is also included in the loss from discontinued operations in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2010.

The above issued Series A Preferred Stock is convertible into the number of shares of Common Stock equal to (1) the stated value of the share ($1,000), divided by (2) $0.543 (the “Conversion Price”). Holders of the Series A Preferred are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — DEBT — Continued

value per share) of 1% per annum (subject to increase in certain circumstances), payable annually and on each conversion date. The dividends are payable, during the first three years after issuance, at the election of the Company, and thereafter, at the election of the holder, in cash or in shares of Company common stock valued at the Conversion Price (or in some combination thereof). On June 20, 2011, the Company issued 1,554 shares of its common stock in exchange for the return of 4,219 shares of its preferred stock.

CONVERTIBLE NOTES PAYABLE

On January 24, 2008, in conjunction with the purchase of the net assets of the Gonzales, CA facility, the Company issued a note payable to the former sole member in the amount of $1,000,000. The note bore interest at 7% per annum and was to mature on February 1, 2011. Monthly principal and interest payments were $30,877. The note became convertible by the holder six months after issuance. During 2010, the Company issued 129 shares of common stock representing principal of approximately $375,000 in satisfaction of its convertible debt obligation issued in connection with the acquisition of the Gonzales, CA facility.

On December 17, 2010, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain institutional investors (the “Buyers”). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to Buyers convertible notes in the aggregate original principal amount of $4,990,000 (the “Notes”), which were convertible into shares of common stock. These Notes were to be purchased by Buyers in two tranches, the first of which involved the sale of Notes in the aggregate original principal amount of $3,939,473 (the “Initial Notes”). The closing of the purchase of the Initial Notes occurred simultaneously with the execution of the Purchase Agreement. The Initial Notes are non-interest bearing and were issued with an original issue discount of approximately 4.8%, and the proceeds from the Initial Notes were $3,444,555. The Company recorded the initial fair values of the conversion feature and the warrants up to the gross proceeds of the note ($3,750,000) as a discount on the Note (see Note 9 which were amortized ratably over the six-month term). As a result, the effective interest rate of the Initial Notes reflected in the Company’s consolidated financial statements was approximately 140%. At December 31, 2010, the net carrying value of this convertible debt totaled $306,404.

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

The Notes were initially convertible into shares of Common Stock at a conversion price of $500 per share, provided that if the Company makes certain dilutive issuances (with limited exceptions), the conversion price of the Notes will be lowered to the per share price for the dilutive issuances. The Company also had the right, at its option, to permit the holder of the Notes to convert at a lower price specified by the Company for a period specified by the Company. The Company was required to repay the Notes in six equal installments commencing February 1, 2011 (with respect to the Initial Notes), either in cash or in shares of its common stock. If the Company chose to utilize shares of its common stock for the payment, the Company was required to make an irrevocable decision to use shares 20 trading days prior to the installment payment date, and the value of its shares would be equal to the lower of (i) the conversion price then in effect or (ii) 85% of the average of the three lowest closing sale prices of its common stock during the 20 trading day period prior to payment of the installment amount. If the Company chose to make an installment payment in shares of its common stock, it must make a pre-installment payment of shares to the Note holder 20 trading days prior to the applicable installment date based on the value of its shares during the 20 trading days preceding the delivery of the notice to elect to pay in its shares.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — DEBT — Continued

On the installment date, to the extent the Company owed the Note holder additional shares in excess of the pre-installment shares to satisfy the installment payment, it would issue the Note holder additional shares, and to the extent excess shares were issued, such shares would be applied to future payments.

If an event of default occurred under the Note, the Company would have been required to repay the Notes in cash at the greater of 135% of the unconverted principal amount or 135% of the greatest equity value of the shares of common stock underlying the Notes from the date of the default until the redemption was completed. The conversion price of all the Notes was subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of the Notes were limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our Common Stock.

As of December 31, 2011 both the December 17, 2010 (tranche one) and the March 7, 2011 (tranche two) notes have been converted into shares of the Company’s common stock and no principal balance remains.

On April 1, 2011, the Company entered into a second Securities Purchase Agreement (the “Second Purchase Agreement”) with an institutional investor (the “Buyer”) whereby, the Company agreed to sell to the Buyer certain notes and warrants. Pursuant to the terms of the Agreement, the Company agreed to sell to the Buyer a convertible note in the aggregate original principal amount of $3,850,000 (the “Original Note”), which is convertible into shares of common stock. The Original Note is non-interest bearing and was issued with an original issue discount of approximately 9%. The Company recorded the initial fair values of the OID and the conversion feature from the warrants up to the gross proceeds of the note ($3,500,000) as a discount on the Original Note which was to be amortized ratably over the six-month term. Net proceeds of the Original Note were $3,325,000 and at December 31, 2011, the carrying value of the Original Note was $2,685,686 and the associated unamortized discount was $527,878.

In connection with the sale of Original Notes and the issuance of the associated warrants to purchase common stock on April 1, 2011, the Company established a debt discount equal to the full amount of the Original Note, which reflects the original issue discount, the relative fair value of the warrants to the debt and reflects that the debt is classified as a derivative liability as the ability to repay the note in cash is deemed not to be within the Company’s control and the number of shares required to settle the obligation is not determinable. The total debt discount recognized upon the sale of the Original Note was $3,398,783. The discount is being amortized over the term of the convertible notes. In addition, certain financing costs associated with the Original Note have been recorded as deferred financing costs and are being amortized over the term of the Original Notes.

The Original Note is initially convertible into shares of Common Stock at a conversion price of $2,000 per share, provided that if the Company makes certain dilutive issuances (with limited exceptions), the conversion price of the Original Note will be lowered to the per share price for the dilutive issuances. The Company also has the right, at its option, to permit the holder of the Original Note to convert at a lower price specified by the Company for a period specified by the Company. The Company is required to repay the Original Note in five equal installments commencing August 1, 2011. If the Company chooses to utilize shares of its common stock for the payment, the Company must make an irrevocable decision to use shares 23 trading days prior to the installment payment date, and the value of its shares will be equal to the lower of (i) the conversion price then in effect or (ii) 85% of the average of the three lowest closing sale prices of its common stock during the 20 trading day period prior to payment of the installment amount. If the Company chooses to make an installment payment in shares of its common stock, it must make a pre-installment payment of shares to the Original Note holder 20 trading days prior to the applicable installment date based on the value of its shares during the 20 trading days preceding the delivery of the notice to elect to pay in its shares. On June 24, 2011, the Company filed a registration statement in order to issue shares of its common stock to make the required loan repayments. The registration statement has not yet been declared effective. On August 9, 2011, the Company amended the payment due dates on its April 1, 2011 Original Note. The lender has agreed to extend the first payment (originally due

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — DEBT — Continued

August 1, 2011) to the earlier of the date that the underlying registration statement becomes effective or until six months after the issuance of the Original Note when the restrictions on the shares lapse. In consideration of this amendment the Company has agreed to reprice certain of the warrants held by the lender to an exercise price of $250.

If an event of default occurs under the Original Note, the Company must repay the Note in cash at the greater of 135% of the unconverted principal amount or 135% of the greatest equity value of the shares of common stock underlying the Original Note from the date of the default until the redemption is completed. The conversion price of the Original Note is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The convertibility of the Original Note may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

The Company applies Accounting Standards Codification Topic 470 Modifications and Extinguishments (ASC 470), which defines a debt modification. ASC 470 establishes that a modification exists if the terms of the embedded conversion option from which the change in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is at least 10 percent of the carrying amount of the original debt instrument immediately before the modification or exchange. On July 31, 2011, the effective date of the April 2011 Original Note amendment, the Company measured the fair value of the embedded conversion option and determined that the change in fair value immediately before and after the modification was greater than 10 percent resulting in a debt modification. In accordance with ASC 470, the Company recognized a loss on debt modification of $2,357,322 on the accompanying consolidated statement of operations and comprehensive loss.

NOTE 9 — DERIVATIVE INSTRUMENTS

On April 22, 2010, in connection with common stock issued pursuant to a financing agreement on that date, an investor received a five-year warrant to purchase 233 shares of the Company’s common stock, with an original exercise price of $5,300 per share, subject to certain anti-dilution rights for issuances below such exercise price (Class I warrants). These warrants are not registered and cannot be traded. The Class I warrants are exercisable one year from the date of issuance.

On December 17, 2010, pursuant to the terms of the Purchase Agreement, the Company issued to the Buyers warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants,” (ii) “Series B Warrants,” and (iii) “Series C Warrants” (collectively, the “December Warrants”). The December Warrants were issued in two tranches on the dates the Initial Notes and Additional Notes were issued.

The Series B Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expired on November 28, 2011. The Series B Warrants provided that the holders were initially entitled to purchase an aggregate of 998 shares (warrants to purchase 788 shares of common stock were issued at the Initial Notes closing which occurred on March 7, 2011 and warrants to purchase 210 shares of common stock were issued at the Additional Notes closing which occurred on March 7, 2011) at an initial exercise price of $500 per share. If the Company made certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants would be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants were to adjust to the average of the installment conversion prices used to repay the Initial Notes. The floor price for the exercise price of the Series B Warrants was $1,725.

The number of shares underlying the Series B Warrants adjusts whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $4,990,000 ($3,939,473 for the Series B Warrants issued in the Initial Notes closing and $1,050,527 for the Series B Warrants issued at the Additional Notes closing). During August 2011, in connection with amending its April 2011 convertible note,

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — DERIVATIVE INSTRUMENTS — Continued

these Series B Warrants were repriced to $250. Therefore, as of December 31, 2011, the exercise price of the Series B Warrants is $250 per share and there are 2,935 shares of common stock underlying the Series B Warrants.

The Series A and Series C Warrants became exercisable on February 28, 2011, the date upon which shareholder approval was obtained in connection with the financing, and have a five year term. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 499 shares (warrants to purchase 394 shares of common stock were issued at the Initial Notes closing and warrants to purchase 105 shares of common stock were issued at the Additional Notes closing which occurred on March 7, 2011) at an initial exercise price of $5,000 per share. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 499 shares (warrants to purchase 394 shares of common stock were issued at the Initial Notes closing and warrants to purchase 105 shares of common stock were issued at the Additional Notes closing) at an exercise price of $5,000 per share; provided that the Series C Warrants may only be exercised by each holder in the same proportion as such holder has already exercised its Series B Warrants.

If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the installment conversion prices used to repay the Initial Notes. During August 2011, in connection with amending its April 2011 Original Notes these Series A and C Warrants were repriced to $250. As of December 31, 2011, these warrants have not been exercised.

On April 17, 2011, pursuant to the terms of the Second Purchase Agreement, the Company issued to the Buyer warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants.” (ii) “Series B Warrants.” and (iii) “Series C Warrants” (collectively, the “April Warrants”).

The Series B Warrants became exercisable on June 13, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expire on March 13, 2012. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 1,829 shares at an initial exercise price of $2,062.50 per share. If the Company made certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants would be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants were to adjust to the average of the installment conversion prices used to repay the April 2011 Original Notes. The floor price for the exercise price of the Series B Warrants is $1,700. The number of shares underlying the Series B Warrants adjusts whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $3,771,797. During August 2011, in connection with amending its April 2011 Original Note these Series B Warrants were repriced to $250. Therefore as of December 31, 2011, the exercise price of the Series B Warrants is $250 per share and there are 2,219 shares underlying the Series B Warrants.

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

The Series A and Series C Warrants are exercisable six months and one day after issuance and have a five year term commencing on June 13, 2011. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 963 shares. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 869 shares. If on the expiration date of the Series B Warrants, a holder of such warrant has not

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — DERIVATIVE INSTRUMENTS — Continued

exercised such warrant for at least 50% of the shares underlying such warrant, the Company has the right to redeem from such holder its Series C Warrant for $10,000 under certain circumstances. On August 9, 2011, as part of the restructuring of the Note described above, the Company agreed to lower the exercise price of the Series A and Series C Warrants to $250 per share.

If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the Installment Conversion Prices used to repay the Initial Notes. As of the December 31, 2011, the exercise price of the Series A Warrants and Series C Warrants is $250 per share. As of December 31, 2011, these warrants have not been exercised.

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

As of December 30, 2011, the Company has recognized the following warrants as derivative instruments:

Issue Date	Class/ Series	Price	Outstanding at Dec 31, 2010	Issued	Exercised or Canceled	Outstanding at Dec 31, 2011	Exercisable at Dec 31, 2011	Fair Value at Dec 31, 2011	Fair Value at Dec 31, 2010
									As Restated
05/07/09*	Class C	$250-5,000	177	—	—	177	177	$116	$193,138
05/07/09*	Class D	$250-5,100	83	—	—	83	83	$54	$90,214
09/08/09	Class G	$6,250	500	—	—	500	500	$611	$596,615
04/22/10	Class I	$5,300	233	—	—	233	233	$289	$301,303
12/17/10**	Series A	$250	394	105	—	499	499	$1,316	$615,344
12/17/10**	Series B	$250	788	2,147	2,935	—	—	$—	$1,597,026
12/17/10**	Series C	$250	394	105	—	499	499	$1,316	$614,719
04/01/11	Series A	$250	—	963	—	963	963	$2,572	$—
04/01/11	Series B	$250	—	2,219	—	2,219	2,219	$1,022	$—
04/01/11	Series C	$250	—	869	—	869	869	$2,322	$—

			2,569					$9,618	$4,008,359

*	The above table reflects repricing of all warrants to $250 in August 2011, except 27 Class C and 13 Class D warrants which remained at $5,000 and $5,100, respectively.

**	Includes warrants issued on March 7, 2011.

In August 2011 and November 2011, the Company amended certain provisions of its April 2011 Original Note financing and as a result all of the warrants listed above, with the exception of certain Class C and Class D warrants, were repriced to $250. The Company recorded a charge in its statement of operations for the year ended December 31, 2011 of $2,357,322 associated with these debt modifications.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — DERIVATIVE INSTRUMENTS — Continued

The Company also recognized certain conversion features issued in conjunction with debt as derivative instruments:

Issue Date	Price	Outstanding at December 31, 2010	Issued	Exercised or Canceled	Outstanding at December 31, 2011	Exercisable at December 31, 2011	Fair Value at December 31, 2011	Fair Value at December 31, 2010
								As Restated
December 17, 2010	$5,000	2,857	—	2,857	—	—	$—	$2,342,770
March 7, 2011	$5,000	—	690	690	—	—	$—	$—
April 1, 2011	$2,000	—	2,083	—	2,083	2,083	$6,157,299	$—

The amount of conversion features issued on the April 2011 derivative instrument has increased as the conversion stock price has decreased from the original conversion price of $2,000.

The warrants and conversion features above were revalued at December 31, 2011 and 2010 using a binomial lattice pricing model using certain assumptions related to the probability of exercise and the following:

Risk free interest rate	0.02% – 2.01%
Dividend yield	0
Volatility	90.5% – 237%
Expected term	3 months to 5 years

In addition to the above derivative transactions, on November 12, 2010, the Company completed the acquisition of TerraSphere Systems LLC, where it determined that as a result of an anti-dilution provision included in the purchase agreement, certain additional shares may have to be issued. The Company estimated that approximately 408 shares could be issued and classified the anti-dilution provision as a derivative liability. As of December 31, 2011 and 2010, the Company revalued the derivative liability to $140,164 and $775,200, respectively, based on the closing share price of the stock on that date.

The derivative liability reflected on the consolidated balance sheets at December 31, 2011 and 2010 totaled $6,307,081 and $7,126,329 respectively, and the derivative gain for the years ended December 31, 2011 and 2010 was $5,823,629 and $1,382,165, respectively.

NOTE 10 — FINANCIAL MEASUREMENTS

CONCENTRATIONS OF CREDIT RISK

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable.

The Company places its cash in highly rated financial institutions, which are continually reviewed by senior management for financial stability. Effective December 31, 2010, extending through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the cash account. Generally the Company’s cash and cash equivalents in interest-bearing accounts exceeds financial depository insurance limits. However, the Company has not experienced any losses in such accounts and believes that its cash and cash equivalents are not exposed to significant credit risk.

In 2011, one industrial wastewater customer and two organic fertilizer customers accounted for 40% (13%, 17%, 10%) of sales. In 2010, three organic fertilizer customers accounted for 55% (17%, 18%, 20%) of sales. Four customers and three customers accounted for 89% and 37% of accounts receivable at December 31, 2011 and 2010, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — FINANCIAL MEASUREMENTS — Continued

from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make such payments, additional allowances may be required. An increase in allowances for customer non-payment would increase the Company’s expenses during the period in which such allowances are made. Based upon the Company’s knowledge at December 31, 2011 and 2010, the reserve for doubtful accounts totaled approximately $1,044,000 and $1,112,000, respectively.

FAIR VALUE MEASUREMENTS

The Company’s liabilities that are reported at fair value in the accompanying consolidated balance sheets as of December 31, 2011 and 2010 were as follows:

	Level of Hierarchy	Balance
		2011	2010
			As Restated
Obligations to issue shares	Level 2	$9,127	$649,720
Derivative warrants and anti-dilution provision liabilities	Level 3	$6,307,081	$7,126,329

The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the years ended December 31, 2011 and 2010:

	2011	2010
		As Restated
Balance, beginning of year	$(7,126,329)	$(1,626,742)
Conversions	2,002,877	—
Issuances	(4,667,269)	(6,882,165)
Loss on debt modification	(2,339,989)	—
Net gains	5,823,629	1,382,165

Balance, end of year	$(6,307,081)	$(7,126,329)

The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, for which carrying amounts approximate fair value.

NOTE 11 — STOCKHOLDERS’ EQUITY

AUTHORIZED SHARES

On June 13, 2011, the Company’s stockholders approved the amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 250,000,000 shares to 500,000,000 shares.

On October 18, 2010, the Board approved the issuance 17,500 shares of the Company’s preferred stock which was then designated Series A Preferred stock. Each share of Series A Preferred is convertible into a number of shares of common stock equal to (1) the stated value of the share ($1,000), divided by (2) $2,715 (the “Conversion Price”) which aggregates to 6,446 shares of Company common stock. Holders of the Series A Preferred are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 1% per annum (subject to increase in certain circumstances), payable annually and on each conversion date. The dividends are payable, during the first three years after issuance, at the election of the Company, and thereafter, at the election of the holders, in cash or in shares of common stock valued at the Conversion Price (or in some combination thereof). During May 2011, 4,219 shares of Series A Preferred stock were converted into 1,554 shares of the Company’s common stock.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — STOCKHOLDERS’ EQUITY — Continued

REVERSE SPLIT OF COMMON STOCK

On November 7, 2011, the Company implemented a one for ten (1:10) reverse split of its common stock. The effect of the reverse stock split is retroactively reflected in the accompanying consolidated financial statements and footnotes.

On February 22, 2012 the Company implemented a one for five hundred (1:500) reverse split of its common stock. The effect of the reverse stock split is retroactively reflected in the accompanying consolidated financial statements and footnotes (See Note 20).

STOCK ISSUANCES

On March 17, 2010, the Company granted 33 shares of common stock to a consultant who provided investor relations consulting services to the Company. The grant was measured using the closing price of the Company’s stock on the date of grant. The consolidated statements of operations and comprehensive loss includes a charge of $160,050 for the year ended December 31, 2010 related to this grant, which was credited to common stock and additional paid-in capital.

On April 22, 2010, Converted Organics Inc. entered into a Securities Purchase Agreement with a single institutional investor. Pursuant to the Securities Purchase Agreement, the Company agreed to issue to the investor: (a) 480 shares of its common stock at $5,300 per share and (b) five-year warrants to purchase 233 shares of its common stock at an exercise price of $5,300 per share (Class I Warrants). The warrants may be exercised at any time on or following a date one year after the date of issuance and will expire five years from the date of issuance. The transaction provided the Company with net proceeds of approximately $2.4 million.

On July 19, 2010, the Company issued 325 shares of its common stock and warrants (Class J Warrants) to Atlas Advisors, LLC (“Atlas”). The warrants expire five years from the date of issuance and have a strike price of $2,700 per share. The issuance to Atlas was made pursuant to an agreement between the parties regarding payments due to Atlas pursuant to a Business Development Agreement dated January 29, 2010. Under the Business Development Agreement, the Company agreed to compensate Atlas in the event of any mergers and/or acquisitions that were a result of the services provided by Atlas. Such payment was to have included both cash payments and equity payments. Pursuant to the agreement reached between the parties, in exchange for the equity consideration listed herein, Atlas agreed that no further consideration be paid to it in connection with the Company’s proposed acquisition of TerraSphere Systems, LLC. The stock and warrant payment was made to Atlas at a share price of $2,700, which was the closing price of the Company’s common stock on the date of the TerraSphere acquisition agreement. The warrants issued to Atlas were issued at an exercise price equal to the price at which the common shares were issued.

During the year ended 2010, the Company issued 129 shares of common stock representing principal and interest payments of approximately $414,000 in conversion of its convertible debt obligation issued in connection with the acquisition of the Gonzales, CA facility.

The Company issued 64 shares of its common stock as severance payments to certain employees during 2010. The consolidated statements of operations and comprehensive loss includes a charge of approximately $190,000 for the year ended December 31, 2010, which was credited to common stock and additional paid-in capital.

On August 30, 2010, the Company issued 231 shares of its common stock and warrants (Class K Warrants) to acquire 231 shares of common stock to Atlas. The warrants will expire five years from the date of issuance and have a strike price of $2,700. The issuance to Atlas was made as consideration for the termination of a Business Development Agreement dated January 29, 2010 by and between the Company and Atlas. The consolidated statements of operations and comprehensive loss includes a charge of approximately $625,000 for the year ended December 31, 2010, which was credited to common stock and additional paid-in capital.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — STOCKHOLDERS’ EQUITY — Continued

On October 18, 2010, the Company granted 33 shares of common stock to a consultant who provided investor relations consulting services to the Company. The grant was measured using the closing price of the Company’s stock on the date of grant. The consolidated statements of operations and comprehensive loss includes a charge of $92,400 for the year ended December 31, 2010 related to this grant, which was credited to common stock and additional paid-in capital.

On October 18, 2010, Converted Organics Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with the sole Bond Holder of $17,500,000 New Jersey Economic Development Authority Bonds (the “Bonds”) that were issued on behalf of Woodbridge, NJ. Pursuant to the Exchange Agreement, the Bond Holder agreed to exchange: (i) the Bonds, and (ii) class B warrants to purchase 457 shares the Company’s common stock (the “Class B Warrants”) for 17,500 shares of the Company’s newly designated 1% Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock is convertible into the number of shares of common stock equal to (1) the stated value of the share ($1,000), divided by (2) $2,715 (the “Conversion Price”) which aggregates to 6,446 shares of Company common stock. Holders of the Series A Preferred are entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 1% per annum (subject to increase in certain circumstances), payable annually and on each conversion date. The dividends are payable, during the first three years after issuance, at the election of the Company, and thereafter, at the election of the holder, in cash or in shares of Company common stock valued at the Conversion Price (or in some combination thereof).

On October 18, 2010, the Company and the Woodbridge, NJ Facility’s landlord (“Lessor”) entered into a Termination and Surrender Agreement (“Termination Agreement”) related to the termination of the Woodbridge, NJ Facility lease. Pursuant to the terms of the Termination Agreement, the Company agreed to issue the Lessor a total of 179 shares of Company common stock valued at $2,800 per share totaling $500,000.

On October 18, 2010, the Superior Court of the State of California for the County of Los Angeles entered an Order in the matter entitled American Capital Management, LLC (ACM) v. Converted Organics Inc. and Converted Organics of Woodbridge, LLC and Does 1-10 Inclusive (the “Order”). Pursuant to the terms of the Order, the Company agreed to issue to ACM a total of 4,145 shares of Company common stock valued at $2,715 per share totaling approximately $11,255,000 in full and final settlement of the claims related to the Woodbridge, NJ facility.

On November 12, 2010, the Company acquired 95% of TerraSphere Systems, LLC by issuing 3,635 shares of Company common stock at the closing valued at approximately $5,651,245. The Company is obligated to issue additional shares of common stock if certain milestones are met and/or certain anti-dilution provisions are triggered.

On December 31, 2010, the Company acquired 83.34% of GoLocalProduceRI, LLC for $480,000 issuing 274 shares of Company common stock at $1,750 based on the 30 day average at the time of the agreement.

On January 25, 2011 the Company issued 640 shares of its common stock to a consultant satisfying a $1,344,000 accrual for services rendered in connection with the settlement of certain Woodbridge, NJ obligations.

On February 23, 2011, the Company issued 433 restricted shares at $1,850 (the closing price as of the date of issuance) to certain employees under the Amended and Restated 2006 Stock Option Plan. The consolidated statement of operations and comprehensive loss for the year ended December 31, 2011 includes a charge of $801,050 for this compensation.

During April and June 2011, the Company issued 580 restricted shares of its common stock as compensation under its stock option plan. These shares were issued to employees and directors and are restricted for a period of two years from issuance. The Company recorded compensation expense of $756,775 in its consolidated

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — STOCKHOLDERS’ EQUITY — Continued

statement of operations and comprehensive loss for the year ended December 31, 2011, based upon the closing price of the shares on the commitment date.

On June 20, 2011, the Company issued 1,554 shares of its common stock in exchange for the return of 4,219 shares of its preferred stock.

On June 10, 2011, the Company issued 102 shares of its common stock to vendors for services. The shares are restricted for a period of six months. The Company reduced the vendor payables by $76,250 based upon the closing price of the shares on the commitment date.

On November 23, 2011, the Company issued 907 shares of its common stock to vendors for services. The shares are restricted for a period of six months. The Company reduced the vendor payables by $7,528 based upon the closing price of the shares on the commitment date.

During the year ended December 31, 2011, the Company issued 187,581 shares of its common stock in settlement of amounts due on the convertible notes by $8,174,829.

WARRANTS

On February 16, 2007, in connection with the Company’s initial public offering, the Company sold 180,000 equity units consisting of one share of common stock, one Class A warrant and one Class B warrant. On March 13, 2007, the Class A and Class B warrants began to trade as separate securities. The Class A warrants were exercisable for one share of common stock, plus accumulated stock dividends, for $41,250 and expired on February 16, 2012. If certain conditions were met, the Company could redeem these warrants at a price of $1,250 per warrant prior to the expiration date. The warrants were redeemed during 2008. The Class B warrants are exercisable for one share of common stock, plus accumulated stock dividends, for $55,000. The Class B warrants expired on February 16, 2012.

On May 7, 2009, the Company issued 177 Class C warrants and 83 Class D warrants in connection with securing a private financing agreement. Each Class C and Class D warrant may be exchanged for one share of common stock at an exercise price of $5,000 and $5,100, respectively. The shares underlying these warrants have not been registered and these warrants cannot be traded.

On May 26, 2009, as an inducement for the Investor to exercise 300 warrants at $7,000, the Company issued the Investor an additional 300 Class E warrants with an exercise price of $8,150 and an expiration date of May 27, 2014. Each warrant may be exchanged for one share of common stock.

On July 15, 2009, in connection with the issuance of 392 shares to an institutional investor, the Company issued Class F warrants to purchase 117 shares of the Company’s common stock at an exercise price of $6,250 per share. The Warrants may be exercised commencing January 15, 2010 until July 15, 2014.

On September 8, 2009, the Company issued 500 Class G warrants in connection with the Notes issued pursuant to the financing agreement. Each Class G warrant may be exchanged for one share of common stock at an exercise price of $6,250 per share, subject to certain anti-dilution rights for issuances below such exercise price. The shares underlying these warrants have not been registered and these warrants cannot be traded.

On October 20, 2009, the Company issued 3,450 Class H warrants in conjunction with its secondary public offering, described above. Each Class H warrant may be exchanged for one share of common stock at an exercise price of $6,500, and have an expiration date of October 14, 2014. Each warrant may be exchanged for one share of common stock.

On April 22, 2010, in connection with the issuance of 480 shares to an institutional investor, the Company issued Class I warrants to purchase 233 shares of its common stock at an exercise price of $5,300 per share. The Warrants may be exercised commencing April 22, 2011 until April 21, 2016.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — STOCKHOLDERS’ EQUITY — Continued

On July 19, 2010, in connection with the issuance of 325 shares to Atlas, the Company issued Class J warrants to purchase 325 shares of its common stock at an exercise price of $2,700 per share. The Warrants may be exercised commencing July 19, 2010 until July 18, 2015.

On August 30, 2010, in connection with the issuance of 231 shares to Atlas, the Company issued Class K warrants to purchase 231 shares of its common stock at an exercise price of $2,700 per share. The Warrants may be exercised commencing August 30, 2010 until August 29, 2015.

On December 17, 2010, pursuant to the terms of the Purchase Agreement, the Company issued to the Buyers warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants,” (ii) “Series B Warrants,” and (iii) “Series C Warrants” (collectively, the “December Warrants”). The Warrants will be issued in two tranches on the dates the Initial Notes and Additional Notes are issued, on a pro rata basis based on the principal amount being issued in the applicable closing based on the aggregate principal amount that could be issued at both closings.

The Series B Warrants are exercisable anytime after the occurrence of the earlier of obtaining shareholder approval or the date on which the Initial Notes are no longer outstanding and expires upon the earlier to occur of: (i) the first anniversary of the date on which it becomes exercisable or (ii) the nine (9) month anniversary of the date on which shareholder approval is obtained. The Series B Warrants expired November 2011.

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

The Series A and Series C Warrants are exercisable anytime after the earlier to occur of: (i) the date on which shareholder approval is obtained and (ii) the six month and one day anniversary of the Initial Notes closing and have a five year term. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 499 shares (warrants to purchase 394 shares of common stock were issued at the Initial Notes closing and warrants to purchase 105 shares of common stock will be issued at the Additional Notes closing if it occurs) at an initial exercise price of $5,000 per share. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate 499 shares (warrants to purchase 394 shares of common stock were issued at the Initial Notes closing and warrants to purchase 105 shares of common stock will be issued at the Additional Notes closing if it occurs) at an exercise price of $5,000 per share; provided that the Series C Warrants may only be exercised by each holder in the same proportion as such holder has already exercised its Series B Warrants.

If the Company makes certain dilutive issuances (with limited exceptions), the exercise price of the Series A and Series C Warrants will be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series A and Series C Warrants will adjust to the average of the installment conversion prices used to repay the Initial Notes. Until the Company obtains shareholder approval, the floor price of the Series A and Series C Warrants is $250.

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

The exercise price of all the warrants is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercisability of the warrants may be limited if, upon

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — STOCKHOLDERS’ EQUITY — Continued

exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock. Neither the April 2011 Original Notes nor the Series B Warrants may be converted or exercised, as applicable, if the total number of shares that would be issued would exceed 19.99% of the Company common stock on the date the Purchase Agreement was executed prior to our receiving shareholder approval.

In addition to the warrants classified as derivatives, the Company has also recognized certain warrants as equity instruments.

The following table sets forth the outstanding warrants classified as equity instruments as of December 31, 2011:

Warrants	Price	Outstanding at December 31, 2010	Issued	Exercised	Canceled	Outstanding at December 31, 2011	Exercisable at December 31, 2011
Class B	$55,000	530	—	—	—	530	530
Class E	$8,150	300	—	—	—	300	300
Class F	$6,250	117	—	—	—	117	117
Class H	$6,500	3,450	—	—	—	3,450	3,450
Class J	$2,700	325	—	—	—	325	325
Class K	$2,700	231	—	—	—	231	231

		4,953				4,953	4,953

STOCK OPTIONS

The 2006 Amended and Restated Stock Option Plan (the “Option Plan”) has been approved by the Company’s Board of Directors and stockholders. The Option Plan authorizes the grant and issuance of options and other equity compensation to employees, officers and consultants.

On November 19, 2009, the Company granted 20 stock options under its 2006 Stock Option Plan to a consultant of the Company who provided odor control services. The options have an exercised price of $3,750 per share. One half of the options vested upon grant, and one half vested on November 30, 2010. The Company recorded the issuance of these options in accordance with ASC Section 505-50. The expense associated with the options that vested immediately was calculated using a Black-Scholes model and the following assumptions; risk-free interest rate of 2.35%; no dividend yield; volatility of 96.6%; expected term of 5 years. The resulting expense of $27,602 was included in general and administrative expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2009. The expense associated with the options that vested on November 30, 2010, was calculated with a Black-Scholes model and the same assumptions, except an expected term of 4.5 years. The resulting expense of $26,639 was recognized as expense ratably over the vesting period. Accordingly, an expense of $21,000 is included in general and administrative expense on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2010.

On January 4, 2010, the Company’s Compensation Committee approved an employee and director stock option grant under the Amended and Restated 2006 Stock Option Plan. A total of 498 options were granted with an exercise price of $3,400, which was the closing price as of the date of grant. The cost associated with this option grant was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6% and expected term of 5 years. The resulting expense of approximately $1,245,000 is reflected in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2010.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — STOCKHOLDERS’ EQUITY — Continued

On March 12, 2010, the Company’s Compensation Committee approved a stock option grant under the Amended and Restated 2006 Stock Option Plan. A total of 10 options were granted with an exercise price of $4,850, which was the closing price as of the date of grant. The cost associated with this option grant was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 2.35%; no dividend yield; volatility of 98.6% and expected term of 5 years. The resulting expense of approximately $45,000 is reflected in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2010.

On April 6, 2011, the Company’s Compensation Committee approved a stock option grant under the Amended and Restated 2006 Stock Option Plan. A total of 566 options were granted with an exercise price of $1,150, which was the closing price as of the date of grant. The cost associated with this option grant was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 1.6%; no dividend yield; volatility of 113.2%; expected term of 5 years. The resulting expense of approximately $612,717 is reflected in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2011.

On April 20, 2011, the Company’s Compensation Committee approved a stock option grant under the Amended and Restated 2006 Stock Option Plan. A total of 44 options were granted with an exercise price of $1,150, which was the closing price as of the date of grant. The cost associated with this option grant was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 1.6%; no dividend yield; volatility of 113.2% and expected term of 5 years. The resulting expense of approximately $38,603 is reflected in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2011.

On June 13, 2011, the Company’s Compensation Committee approved a stock option grant under the Amended and Restated 2006 Stock Option Plan. A total of 26 options were granted with an exercise price of $750, which was the closing price as of the date of grant. The cost associated with this option grant was calculated using a Black-Scholes model and the following assumptions: risk-free interest rate of 1.6%; no dividend yield; volatility of 113.2% and expected term of 5 years. The resulting expense of approximately $18,124 is reflected in the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2011.

As of December 31, 2011, the Company had 40,675 options available to grant under the plan.

Stock option activity for 2011 and 2010 is as follows:

	Stock Options	Weighted Average Price per Share	Weighted Average Exercise Price	Average Remaining Life (Years)
Outstanding and exercisable at January 1, 2010	246	$17,700	$17,700	8.5
Granted	492	3,400
Granted	10	4,850
Forfeited	(9)	4,450
Exercised	(10)	3,400

Outstanding and exercisable at December 31, 2010	729	$8,200	$8,200	8.8
Granted	566	1,150
Granted	44	1,150
Granted	26	750
Forfeited	(260)	3,400

Outstanding and exercisable at December 31, 2011	1,105	$4,600	$4,600	9.0

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — STOCKHOLDERS’ EQUITY — Continued

The aggregate intrinsic value of options outstanding and exercisable is $-0- at December 31, 2011 and 2010. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $15.00 and $1,900.00 as of December 31, 2011 and 2010, respectively, which would have been received by the option holders had those option holders exercised their options as of that date.

At December 31, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. During the year ended December 31, 2010, the Company received approximately $34,000 as a result of the exercise of 10 options. No options were exercised in the year ended December 31, 2011 and subject to any limitation under Section 382 of the Internal Revenue Code as described below.

NOTE 12 — INCOME TAXES

At December 31, 2011, the Company had accumulated net operating losses of approximately $91,100,000 which may be offset against future taxable income, if any, expiring at various dates through 2031 and subject to any limitations under Section 382 of the Internal Revenue Code as described below.

The effective tax rate based on the federal and state statutory rates is reconciled to the actual tax rate for the years ended December 31, 2011 and 2010 as follows:

	2011	2010
Statutory federal income tax rate	34%	34%
Statutory state income tax rate	6	6
Valuation allowance on net deferred tax assets	(40)	(40)

Effective tax rate	—%	—%

The components of the net deferred tax asset (liability) at December 31, 2011 and 2010 are as follows:

	2011	2010
		As Restated
Deferred tax assets:
Net operating losses	$34,459,000	$31,779,000
Depreciation and Amortization	(1,874,000)	(3,565,000)
Accrued compensation	120,000	120,000
Stock options	2,192,000	1,925,000
Other Reserves	395,000	395,000
Valuation allowance	(35,292,000)	(30,654,000)

	$—	$—

The Company has fully reserved, as of December 31, 2011, approximately $35,292,000 of net deferred tax asset with a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined to be more likely than not.

The Company’s valuation allowance increased $4,638,000 and $16,114,000 for the years ended December 31, 2011 and 2010, respectively.

The Company complies with the provisions of ASC 740. The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — INCOME TAXES — Continued

more likely than not that the tax position will be sustained on an examination by the taxing authorities, based on the technical merits of the position. The Company has determined that the Company has no uncertain tax positions requiring recognition under the guidance.

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with its income taxes. The periods from January 1, 2008 to December 31, 2011 remain open to examination by the U.S. Internal Revenue Service and state authorities. However, since the Company has net operating loss carryforwards, which may be utilized in future years to offset taxable income, all years that include carryforwards are subject to review by relevant taxing authorities to the extent of the carryforward utilized.

NOTE 13 — RELATED PARTY TRANSACTIONS

As of December 31, 2011 and 2010 the Company has an accrued liability totaling $358,937 and $395,001, respectively, representing accrued compensation to officers, directors and consultants.

In connection with the Company’s acquisition of TerraSphere Systems during 2010, the Company assumed an unsecured note payable to William Gildea, Secretary of the Company and brother of Edward Gildea, the Company’s Chairman and Chief Executive Officer, that has an interest rate of 10% per annum. The principal amount due totaled $72,351 at December 31, 2011 and 2010. The Company has accrued interest totaling $26,207 and $18,973 at December 31, 2011 and 2010, respectively and incurred interest expense totaling $7,234 and $3,486 for the years ended December 31, 2011 and 2010, respectively.

The Secretary of Converted Organics, Inc. is William Gildea, a brother of Edward Gildea, the Company’s Chairman and Chief Executive Officer. William Gildea and Edward Gildea each owned a 17.5% interest in TerraSphere Systems, LLC prior to the acquisition on November 12, 2010.

The Company has engaged the services of a Law Firm to represent it in two legal proceedings; a partner in that law firm is Mark Gildea, brother of Edward Gildea, the Company’s Chairman and Chief Executive Officer. For a period of time during 2011 Mr. Mark Gildea also served as President of TerraSphere, Inc.

Converted Organics of Rhode Island, LLC was formed for the purpose of developing and operating a waste to fertilizer facility in Johnston, Rhode Island. A development consultant who has provided services to the Company holds a 5% non-controlling interest in Converted Organics of Rhode Island, LLC. This former consultant serves as the President of PharmaSphere and his spouse is the 16% minority interest holder in GOLOCALProduceRI, LLC.

NOTE 14 — PROFIT SHARING PLAN

The Company has a 401(k) plan for its employees. The plan allows for employees to have a pretax deduction of up to 15% of pay set aside for retirement. The plan also allows for a Company match and profit sharing contribution. As of December 31, 2011 and 2010, the Company has not provided a match of employee contributions nor did the Company contribute a profit sharing amount to the plan.

NOTE 15 — DISCONTINUED OPERATIONS

On July 30, 2010, the Company temporarily halted production at its Woodbridge, NJ facility in order to undertake steps to lower its cost structure at the facility. Specifically, the Company attempted to negotiate more favorable terms under its operating lease and to lower certain utility costs. The Company was unable to lower such costs and therefore, management determined that the Company could not sustain the negative cash flow from the facility and discontinued operations during the quarter ended September 30, 2010. As a result, the Company recognized an impairment charge on the long-lived assets of the Woodbridge, NJ facility that reduced

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — DISCONTINUED OPERATIONS — Continued

the carrying value of those assets to approximately $1.5 million, which was the value expected to be received from the disposition of those assets. The consolidated statements of operations and comprehensive loss include an impairment charge pertaining to those long-lived assets of approximately $15.4 million which is included in loss from discontinued operations for 2010.

On October 18, 2010, the bonds payable and related accrued interest totaling approximately $18.5 million were settled and extinguished for approximately $17.5 million of the Company’s preferred stock, resulting in the expensing of the remaining unamortized capitalized bond costs of $774,617 and is included in the loss from discontinued operations in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2010. Amortization of capitalized bond issuance costs totaled $39,720 for the year ended December 31, 2010, and is included in the loss from discontinued operations in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2010. In addition, as described below, the Company entered into a series of transactions on October 18, 2010 whereby certain assets and liabilities were assigned, transferred and/or extinguished.

On October 18, 2010, the Company and the Woodbridge, NJ facility’s landlord (“Lessor”) entered into a Termination and Surrender Agreement (“Termination Agreement”) related to the termination of the Woodbridge, NJ Facility lease. Pursuant to the Termination Agreement, the Lessor and the Company agreed to terminate the lease surrendering the premises and transferring all equipment, tools and fixtures owned by the Company and presently located at the premises. Under the lease, there were approximately $9.1 million of future rental payments. In addition, the Lessor asserted claims for (i) unpaid sewer and trash removal charges; (ii) unpaid rent due Lessor for prior periods; (iii) certain costs and expenses incurred by Lessor in connection with certain litigation; (iv) damages that may result from the condition of the premises at the time of surrender; and (v) the required removal and disposal of abandoned inventory and materials totaling approximately $2.4 million. Pursuant to the terms of the Termination Agreement, the Company agreed to transfer the Woodbridge, NJ facility’s assets to the Lessor with a carrying value of approximately $1.5 million and to issue the Lessor a total of 179 shares of the Company’s common stock valued at $2,800.00 per share totaling $500,000 and to surrender deposits totaling approximately $415,000 with the Lessor in exchange for settlement of the asserted claims of approximately $2.4 million.

On October 18, 2010, the Superior Court of the State of California for the County of Los Angeles entered an Order in the matter entitled American Capital Management, LLC (ACM) v. Converted Organics Inc. and Converted Organics of Woodbridge, LLC and Does 1-10 Inclusive (the “Order”). The Order provides for the full and final settlement of approximately $11.3 million of claims against the Company held by ACM. The claims include the future rental payments of approximately $9.1 million discussed above, as well as approximately $1.7 million of promissory notes issued by the Company to four contractors that had provided services to the Woodbridge, NJ facility and approximately $400,000 for other facility costs which were acquired by ACM from the Lessor. ACM purchased the claims from these parties pursuant to separate claims purchase agreements. Pursuant to the terms of the Order, the Company agreed to issue to ACM a total of 4,145 shares of the Company’s common stock valued at $2,715.00 per share totaling approximately $11.3 million in full and final settlement of the claims.

The approximately $9.3 million loss recognized on disposal includes the approximately $9.1 million loss on early termination of the lease, approximately $796,000 of prepaid facility costs and approximately $400,000 of other facility costs, net of a gain of approximately $1.0 million in bond interest waived in conjunction with the settlement and extinguishment of the bonds payable as described above.

The following table summarizes the components of the loss from discontinued operations:

	2011	2010
Revenue from discontinued operations	$—	$830,814

Income (loss) from discontinued operations	$231,494	$(34,690,358)

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — DISCONTINUED OPERATIONS — Continued

The Company recognized income from discontinued operations for the year ended December 31, 2011 as a result of favorable settlements with certain of its creditors. The Company does not expect to have any continuing positive cash flows from operations associated with the Woodbridge, NJ facility.

The following table provides the assets and liabilities of the Woodbridge, NJ facility, classified as discontinued operations, in the consolidated balance sheets as of December 31, 2011 and 2010:

	2011	2010
Accounts receivable, net	$—	$14,500

Assets of discontinued operations	$—	$14,500

Accounts payable	$528,377	$837,606
Accrued expenses	—	1,571,874
Other liabilities	—	28,773

Liabilities of discontinued operations	$528,377	$2,438,253

On January 25, 2011, the Company paid cash of $150,000 and issued 640 shares of Company common stock totaling $1,494,000 in payment for consulting services accrued at December 31, 2010 related to the settlement of certain Woodbridge, NJ obligations. The Company is actively working with vendors to satisfy the liabilities outstanding at December 31, 2011.

NOTE 16 — ACQUISITIONS

TERRASPHERE SYSTEMS LLC ACQUISITION

On November 12, 2010, we acquired 95% of the membership interests of TerraSphere Systems LLC. The acquisition was intended to enable us to license TerraSphere’s patented Growth System, which is a system of modules and processes for growing plants in a controlled environment. The system uses and controls precise combinations of light, water, nutrition, gravity, centrifugal forces, and gases to produce growing conditions that can be controlled and manipulated to result in desired plant growth and maximum crop production.

The membership interest purchase agreement (“Agreement”) entered on July 6, 2010 allows for an election by TerraSphere members to accept 1) 5,556 shares of common stock upon closing of the transaction (with a six month holding period) (“Option One”) or 2) 3,175 shares of Company common stock upon closing of the transaction with an option to earn an additional 4,233 shares of Company common stock in contingent consideration based upon TerraSphere achieving certain milestones and agreeing to an 18 month holding period on stock distributed to them (“Option Two”). Based on 26% of TerraSphere members’ electing Option One and 69% electing Option Two, the maximum total shares that could be issued is 6,555 of Company common stock. Per the Agreement, TerraSphere members who elected Option One received 1,444 shares of Company common stock upon closing and members electing Option Two received 2,190 shares of Company common stock upon closing with an additional 2,921 shares of Company common stock issuable upon achieving the following milestones (contingent consideration):

Milestone One Payment:    913 shares of Company common stock, if between the date of the Agreement and the 90th day following the closing date or the 180th day following the date of the Agreement, the following occurs: for a period of five consecutive trading days, the Company’s market capitalization exceeds the sum of: (1) the Company’s initial market capitalization on the date of execution of the Agreement, plus (2) the closing price per share, multiplied by the number of shares of Company common stock to be issued at closing pursuant to the Agreement. If between the date of the Agreement and the 90th day following the closing date or the 180th day following the date of the Agreement, the Company completes an equity financing, the cash received from the equity financing during such period shall be added to the market capitalization. If between the closing date and December 31, 2011, the Company sells equity of either the Company or any of the Company’s subsidiaries, any cash received from such equity sales during such period shall be added to the

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — ACQUISITIONS — Continued

market capitalization. Milestone One, therefore depends upon changes in market capitalization of Converted Organics and not directly to achievements by TerraSphere. This milestone was not met;

Milestone Two Payment:    365 shares of Company common stock, if $2,000,000 of TerraSphere’s accounts receivable as of the date of the Agreement are received prior to February 28, 2011. This milestone was not met;

Milestone Three Payment:    913 shares of Company common stock, if TerraSphere generates gross margin of $6,000,000 (gross margin refers to gross margin generated specifically from the TerraSphere business) from its operations during the period commencing as of the date of the Agreement and ending on December 31, 2011; provided that, if it generates gross margin of at least $4,200,000 (gross margin threshold) from its operations during such period, a pro rata portion of the Company common stock shall be granted to the applicable TerraSphere members. This milestone was not met; and

Milestone Four Payment:    730 shares of Company common stock, if TerraSphere generates gross margin of $4,000,000 from its operations (gross margin refers to gross margin generated specifically from the TerraSphere business) during any nine-month period commencing on the Agreement date and ending on December 31, 2012; provided that, if TerraSphere achieves the Milestone Three gross margin threshold, but does not achieve the Milestone Three gross margin target, 83.3% of the difference between the Milestone Three gross margin target and the actual gross margins achieved pursuant to the Agreement (the “Milestone Three Deficiency”) may be added by the Sellers to the Milestone Four Payment and the Milestone Four gross margin target. Notwithstanding anything to the contrary herein, the total amounts payable pursuant to the Milestone Three Payment and Milestone Four Payment shall be no more than 1,643 shares of Company common stock. This milestone will be measured on December 31, 2012 and the Company does not expect that it will be met.

In addition, the Agreement contains an anti-dilution provision, classified as a derivative liability, for which the Company has estimated it may need to issue an additional 408 shares of Company common stock. As of December 31, 2011 the Company revalued the derivative liability to $140,164 based on the closing share price of the stock on that date.

In determining the fair value of the acquisition costs, the Company determined, with the assistance of an independent valuation expert, that the value ascribed to the shares of the Company’s common stock issued on November 12, 2010 to the TerraSphere stockholders electing Option One and Option Two should reflect a discount from the then prevailing market price to account for the six and eighteen month restrictions on the resale of those shares. In addition, the Company determined, with the assistance of an independent valuation expert, that the fair value of the contingent payments under Milestones One, Two, Three and Four were based on a fixed number of shares of common stock as of November 12, 2010 and should be discounted to reflect the potential that the value of those contingent payments might change for the effects of changes in the price of the Company’s common stock (the projected volatility of the price of the Company’s common stock) over the period until those payments might be issuable.

The estimated purchase price at fair value, as restated, is as follows:

Election of Option One	$2,263,108
Election of Option Two	2,573,582
Milestone One Payment	787,319
Milestone Two Payment	26,383
Milestones Three and Four Payments	773,005
Anti-dilution Provision	837,000
Non-controlling interest	338,074

$7,598,471

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — ACQUISITIONS — Continued

The estimated purchase price has been allocated to the assets acquired and liabilities assumed using the services of an independent valuation expert using fair value information currently available. The fair value of the non-controlling interest totaling $338,074 was determined based on the fair value assigned for the 95% of TerraSphere Systems that the Company acquired.

In determining the fair values of the contingent payments under Milestones One, Two, Three and Four, the Company assigned the following probabilities that the milestones would be achieved: 75% for Milestone One, 5% for Milestone Two, 50% for Milestone Three and 50% for Milestone Four. All of the milestone calculations began as of the Acquisition date of November 12, 2010.

The Company incurred acquisition related costs of approximately $450,000 which were charged to expense in 2010 and are included in selling, general and administrative expense in the accompanying consolidated statement of operations.

The purchase price allocation for TerraSphere, as restated, is as follows:

Cash	$41,679
Accounts receivable	1,075,000
Other assets	274,313
Leasehold improvements	176,181
Construction-in-process	97,306
Patents and patent related costs	6,710,000
Goodwill	962,427
Assumption of liabilities	(1,738,435)

Total allocation of purchase price	$7,598,471

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

Converted Organics Inc. recorded the investment in its subsidiary, TerraSphere, as restated, as follows on November 12, 2010:

Obligations to issue shares (Milestones Three and Four)	$773,005
Derivative liability related to anti-dilution provision	837,000
Equity	5,988,466

Total	$7,598,471

The Company determined that Milestones Three and Four contained in the Agreement meet the definition of a liability under ASC 480 Distinguishing Liabilities from Equity (ASC 480) and therefore this obligation to issue shares is treated as a liability rather than equity when recording the fair value of the acquisition. Obligations to issue shares represent the estimated fair value of shares to be issued for Milestones Three and Four as described above. In addition, the Company determined that the anti-dilution provision contained in the Agreement meets

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — ACQUISITIONS — Continued

the definition of a derivative liability. The Company considered various scenarios and possibilities of an occurrence of an event that would trigger the anti-dilution provision. Based on the various scenarios and possibilities, the Company estimated it would need to issue an additional 408 shares to the former members of TerraSphere Systems related to this provision. All other aspects of the transaction were recorded as equity.

GOLOCALPRODUCERI, LLC ACQUISITION

On December 30, 2010, the Company acquired 83.34% of GoLocalProduceRI, LLC issuing 274 shares of Company common stock valued at approximately $480,000.

The estimated purchase price has been allocated to the assets acquired and liabilities assumed using estimated fair value information currently available. Included in the assets to which the estimated purchase price has been allocated are the license rights which the Company sold to GoLocalProduceRI, LLC in November, 2010 and reacquired as the result of this acquisition. The fair value of the non-controlling interest totaling $95,954 was determined based on the fair value assigned for the 83.34% of GoLocalProduceRI, LLC that the Company acquired.

The purchase price allocation is as follows:

Cash	$56,597
Prepaid and other current assets	45,000
Reacquired license rights	250,000
Goodwill	224,357
Non-controlling interest	(95,954)

Total	$480,000

The unaudited pro forma consolidated financial information for the year ended December 31, 2010 as though the above acquisitions had been completed at the beginning of 2010 are as follows:

Revenue	$5,184,130
Net loss	$(49,002,033)
Net loss per share, basic and diluted	$(3,373)
Weighted-average shares	14,527

NOTE 17 — SEGMENT REPORTING

The Company has three business segments, which are (1) organic fertilizer, (2) vertical farming and (3) industrial wastewater treatment and based on the nature of products and services offered, the Company has determined each line of business is a reportable segment at December 31, 2011.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — SEGMENT REPORTING — Continued

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. There were no intersegment sales for the year ended December 31, 2011. The discreet financial information is presented below as of and for the year ended December 31, 2011:

	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$2,754,206	$—	$397,937	$—	$3,152,143
Operating loss from continuing operations(1)	(639,990)	(6,866,856)	(136,205)	(5,765,045)	(13,408,096)
Depreciation and amortization(2)	424,636	450,472	105,555	507,025	1,487,688
Interest expense(3)	—	15,721	7,632	8,175,566	8,198,919

Net loss	(639,990)	(6,682,350)	(1,095,505)	(9,563,014)	(17,980,859)
Total assets net of discontinued operations(4)	3,107,994	3,140,581	500,000	132,415	6,880,990
Property and equipment additions	142,373	—	1,057,223	—	1,199,596

During 2010, the industrial wastewater treatment segment was not separately reported as it was in the developmental stage and there was no discreet financial information to report at December 31, 2010. The discreet financial information presented below is derived from the continuing operations as of December 31, 2010.

	Organic Fertilizer	Vertical Farming	Corporate and Eliminations	Consolidated
Revenues	$3,275,325	$250,000	$—	$3,525,325
Operating loss from continuing operations(1)	(1,279,055)	(1,180,367)	(10,447,156)	(12,906,578)
Depreciation and amortization(2)	403,738	59,422	29,240	492,400
Interest expense(3)	—	11,169	1,714,782	1,725,951
Total assets net of discontinued operations(4)	2,973,568	8,853,699	4,032,497	15,859,764
Goodwill	—	1,186,784	—	1,186,784
Property and equipment additions	582,830	73,265	—	656,095

(1)	Operating income (loss) of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.

(2)	Depreciation and amortization expense associated with property and equipment, intangibles and deferred financing fees. Corporate amortization expense relates to deferred financing fees.

(3)	Corporate interest expense is primarily related to amortization of discounts on convertible notes payable.

(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, prepaid expenses, certain other assets and deferred financing costs.

Revenues are attributable to geographic areas based on the locations of the customers, which are primarily within the continental United States. The fertilizer segment derived approximately $1.7 million or 62% of its revenues from five customers and the industrial wastewater segment derived 100% of its revenue from one customer for the year ended December 31, 2011. The fertilizer segment derived approximately $1.9 million or 58% of its revenues from three customers and the vertical farming segment derived 100% of its revenue from one customer for the year ended December 31, 2010.

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

Rent expense incurred in connection with these leases was approximately $283,000 and $360,000 for the years ended December 31, 2011 and 2010, respectively.

The following table sets forth the Company’s aggregate future payments under its operating lease commitments as of December 31, 2011:

Year ending December 31,
2012	$228,748
2013	124,898
2014	128,645
2015	132,504
2016	136,479
2017	140,573

$891,847

LEGAL PROCEEDINGS

The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf, except as follows:

On December 11, 2008, the Company received notice that a complaint had been filed in a putative class action lawsuit on behalf of 59 persons or entities that purchased units pursuant to a financing terms agreement, or FTA, dated April 11, 2006, captioned Gerald S. Leeseberg, et al. v. Converted Organics, Inc., filed in the U.S. District Court for the District of Delaware. The lawsuit was settled in 2011. The settlement will be funded by the insurance provider and, accordingly, no loss has been recorded related to these matters.

Related to the above matter, in December 2009, the Company filed a complaint in the Superior Court of Massachusetts for the County of Suffolk, captioned Converted Organics Inc. v. Holland & Knight LLP. The Company claims that in the event it is required to pay any monies to Mr. Leeseberg and his proposed class in the matter of Gerald S. Leeseberg, et al. v. Converted Organics, Inc., that Holland & Knight should make the Company whole, because its handling of the registration of the securities at issue in the Leeseberg lawsuit caused any loss that Mr. Leeseberg and other putative class members claim to have suffered. Holland & Knight has not yet responded to the complaint. Holland and Knight has threatened to bring counterclaims against Converted Organics for legal fees allegedly owed, which we would contest vigorously. On May 12, 2010, the Superior Court stayed the proceedings, pending resolution of the Leeseberg litigation. This litigation was assigned to the plaintiffs in the Leeseberg litigation noted above as part of that settlement agreement.

On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, NJ, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge, NJ facility. On March 12,

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — COMMITMENTS AND CONTINGENCIES — Continued

2012 the Company entered into a settlement agreement with the plaintiff’s. The settlement amount is $25,000 and the plaintiff has agreed to dismiss the case.

On August 25, 2011, TerraSphere, Inc., a wholly owned subsidiary of the Company, was named as a defendant in an action filed in the United States district court for the eastern district of Michigan against TerraSphere Systems, LLC and TerraSphere, Inc. The plaintiff alleges, among other things breach of fiduciary responsibilities regarding a joint venture agreement. The parties sought to resolve this matter but were unsuccessful. Responsive pleadings were filed and TerraSphere, Inc. is being dismissed from the lawsuit. TerraSphere Systems, LLC remains a defendant and the Company plans to vigorously defend this matter. At this time the Company is unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded relating to this matter.

Converted Organics Inc. (the “Company”) has received notice that a complaint has been filed in the United States District Court for the District of Massachusetts, captioned Aboriginal Import Export, Ltd. and Nicholas G. Brusatore (the “plaintiffs”) v. TerraSphere Systems LLC, Converted Organics, Inc., William A. Gildea, Edward Gildea, Mark C. Gildea, and TerraSphere, Inc. (the “defendants”). The allegations in the complaint relate to the Company’s acquisition of TerraSphere Systems, LLC in November 2010. The complaint alleges that the individual defendants breached their fiduciary duties in agreeing to the acquisition, and made misrepresentations and material omissions to the plaintiffs in connection with the plaintiffs agreeing to the acquisition, which plaintiffs allege constitute fraud in the inducement. The plaintiffs are also challenging the restrictive covenant included in the acquisition agreement regarding the ability of the controlling sellers of TerraSphere Systems, LLC to compete with the Company for a period of five years. The plaintiffs have demanded monetary damages in an amount to be determined at trial, rescission of the acquisition transaction or monetary damages in an amount equal to the value of the plaintiffs’ interest in TerraSphere Systems, LLC, and a declaration that the restrictive covenant is void and unenforceable. The plaintiffs further alleged that the actions of the defendants constitute an unfair trade practice pursuant to Massachusetts law, and are therefore subject to treble damages. The plaintiffs have also made a books and records demand on the Company. The parties have agreed to an extension until April 1, 2012 to try to resolve this matter. In the event that this lawsuit can’t be resolved, the Company plans to vigorously defend this matter. At this time the Company is unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded relating to this matter.

NOTE 19 — RESTATEMENT

Year ended December 31, 2010

The consolidated financial statements as of and for the year ended December 31, 2010 have been restated from the financial statements previously reported in the Company’s Form 10-K for the year ended December 31, 2010, as follows:

TerraSphere Acquisition Accounting: The accounting for the acquisition of TerraSphere (see Note 16 in the financial statement section of this report) has been restated to correct both the valuation of the components of the acquisition costs and the allocation of the acquisition costs.

The Company determined, with the assistance of an independent valuation expert, that the value ascribed to the shares of the Company’s common stock issued on November 12, 2010 to the TerraSphere stockholders electing Option One and Option Two should be adjusted to reflect a discount from the then prevailing market price to account for the six and eighteen month restrictions on the resale of those shares. In addition, the Company determined, with the assistance of an independent valuation expert, that the fair value of the contingent payments under Milestones One, Two, Three and Four, which would be paid by the issuance of a number of shares of common stock which was fixed at November 12, 2010, should be adjusted (discounted) to reflect the potential

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 — RESTATEMENT — Continued

that the value of those contingent payments might change for the effects of changes in the price of the Company’s common stock (the projected volatility of the price of the Company’s common stock) over the period until those payments might be issuable. The Company also corrected its assessment of the likelihood that Milestone Two (the collection of $2.0 million of TerraSphere accounts receivable by February 28, 2011) would be achieved. These adjustments reduced the fair value of the total acquisition cost from $12.7 million to $7.6 million, as set forth below.

The changes to the valuation of the acquisition consideration changed the internal rate of return indicated by the terms of the purchase agreement. The Company determined, with the assistance of an independent valuation expert, that this change to the indicated internal rate of return required a change to the discount rate applied to projected cash flows to determine the fair value of TerraSphere’s identifiable intangible assets (principally patents). In addition, the Company corrected the fair value assigned to the accounts receivable of TerraSphere to reflect, among other things, the correction that TerraSphere made to the revenue recognition accounting reflected in its own financial statements for the nine months ended September 30, 2010. These changes to the fair values assigned to TerraSphere’s identifiable intangible assets and accounts receivable, together with the changes to the fair value of the acquisition costs discussed above, resulted in a reduction of the goodwill recorded for TerraSphere from $1.2 million to $962,000. The Company determined that these changes to the fair value of the acquired assets, although determined in part on the basis of the consideration of an independent valuation report received in 2011, were of such magnitude and cause as to treat them as corrections of errors rather than revisions to preliminary acquisition cost allocations.

The following sets forth the changes to the fair value of the acquisition costs and the allocation of the acquisition costs:

	As previously reported	Restatement adjustments	As restated
Components of acquisition cost
Election of option one	$2,961,000	$(697,892)	$2,263,108
Election of option two	4,490,000	(1,916,418)	2,573,582
Milestone One	1,403,000	(615,681)	787,319
Milestone two	711,000	(684,617)	26,383
Milestone three and four	1,684,000	(910,995)	773,005
Anti-dilution	837,000		837,000
Non-controlling interest	648,644	(310,570)	338,074

	$12,734,644		$7,598,471

Allocation of acquisition cost
Cash	$41,679		$41,679
Accounts receivable	2,690,000	(1,615,000)	1,075,000
Other assets	274,313		274,313
Leasehold improvements	176,181		176,181
Construction in progress	97,306		97,306
Patents	10,000,000	(3,290,000)	6,710,000
Goodwill	1,193,600	(231,173)	962,427
Assumption of liabilities	(1,738,435)		(1,738,435)

	$12,734,644		$7,598,471

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 — RESTATEMENT — Continued

The reduction in the amount assigned to the TerraSphere acquired accounts receivable resulted in a reduction in the bad debt expense related to these accounts receivable recorded by the Company in the year ended December 31, 2010 from $2,283,000 to $725,000. In addition, the reduction in the amount assigned to TerraSphere’s finite life intangible assets resulted in a reduction of the amortization of those assets of approximately $26,000 for the year ended December 31, 2010.

GoLocalProduceRI, LLC Acquisition Accounting:    The accounting for the acquisition of GoLocalProduceRI, LLC (see Note 16 in the financial statement section of this report) has been restated to allocate $250,000 of the purchase price previously allocated to goodwill to the license rights which the Company sold to GoLocalProduceRI, LLC in November, 2010 and reacquired as the result of this acquisition.

Derivative Accounting:    The Company accounts for the conversion features contained in certain convertible notes and certain common stock purchase warrants as derivatives under ASC 815 due to the anti-dilution features contained in those instruments. The carrying amount of these derivative liabilities is adjusted to market value at the end of each reporting period based on the calculation of their market value using the Bi-Nomial Lattice model with any changes reflected in income or loss (see Note 9 in the financial statement section of this report).

In connection with the determination of the volatility index that should be used in valuing the contingent payments under Milestones One, Two, Three and Four of the TerraSphere acquisition, the Company determined that the volatility index previously used to determine the fair value of these derivative liabilities and the resulting derivative gain or loss was incorrect. The correction of the volatility index resulted in a $1,549,290 reduction in the derivative liability, and a corresponding change to the derivative gain or loss, for the year ended December 31, 2010.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 — RESTATEMENT — Continued

The following sets forth the effects if the restatements described above on the affected financial statement line items as of and for the year ended December 31, 2010 (all share and per share data has also been retroactively adjusted to reflect the effects of the November 7, 2011 1:10 reverse stock split and the effects of the February 22, 2012 1:500 reverse stock split):

	As previously reported	Restatement adjustments	As restated
As of December 31, 2010
Accounts receivable, net	$579,946	$270,000	$309,946
Goodwill	1,667,957	481,173	1,186,784
Intangible assets, net	11,629,265	3,014,019	8,615,246
Obligation to issue shares	1,560,715	910,995	649,720
Derivative liabilities—current portion	8,675,619	1,549,290	7,126,329
Additional paid-in capital	85,555,990	3,906,063	81,649,927
Accumulated deficit	(100,453,292)	(2,851,722)	(97,601,570)
Stockholders’ Equity Attributable to Converted Organics Inc.	2,610,136	1,062,886	1,547,250
Noncontrolling interests	576,178	242,021	334,157
Total stockholders’ equity	3,186,314	1,304,907	1,881,407

For the year ended December 31, 2010
Selling, general and administrative expenses	14,625,568	(1,345,000)	13,280,568
Amortization of intangibles	367,461	(25,981)	341,480
Loss from continuing operations	(14,277,559)	1,370,981	(12,906,578)
Derivative gain (loss)	(166,712)	1,549,290	1,382,578
Loss from continuing operations before provision for income taxes	(16,039,025)	2,920,271	(13,118,754)
Loss from continuing operations	(16,039,025)	2,920,271	(13,118,754)
Net loss	(50,729,383)	2,920,271	(47,809,112)
Net loss attributable to noncontrolling interest	(168,156)	266,763	99,607
Net loss attributable to Converted Organics, Inc. before other comprehensive loss	(50,561,227)	2,851,722	(47,709,505)
Comprehensive loss	(50,562,600)	2,851,722	(47,710,878)
Comprehensive loss attributable to Converted Organics Inc.	$(50,562,336)	$2,851,722	$(47,710,614)

Net loss per share, basic and diluted
Continuing operations	$(1,712.18)		$(1,400.44)
Net loss per share	$(5,415.41)		$(5,103.67)
Weighted average common shares outstanding	9,368		9,368

Interim Periods in Year ended December 31, 2011 (unaudited):

The Company has restated its unaudited results of operations for each of the quarters ended March 31, June 30 and September 30, 2011 (the results of operation for the quarter ended June 30, 2011 which have been restated are those previously restated and disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2011).

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 — RESTATEMENT — Continued

The impairment charge of $2.1 million recorded by the Company in the three months ended June 30, 2011 has been reduced to a charge of $1.2 million as the result to the changes to the amounts recorded as goodwill in 2010 for the TerraSphere and GoLocal acquisitions, as described above.

Charges for the quarterly amortization of intangible assets have been restated to reflect the effects of the changes to the amounts recorded for intangible assets in 2010 for the TerraSphere and GoLocal acquisitions, as described above.

Changes in the quarterly gain or loss on the Obligation to Issue shares have been restated to reflect the effect of the decrease in that obligation as of December 31, 2010 as a result of the restated fair value of the acquisition costs.

The derivative gain or loss for each quarter did not have to be recalculated to reflect the use of a different volatility index, as it was determined that the only restatement for the incorrect volatility was at December 31, 2010.

The effect of each of these corrections on each of the three months ended March 31, June 30 and September 30, 2011 is as follows:

	Increase (decrease) in net loss (unaudited)
	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011
Restatement of goodwill impairment	$—	$(1,186,784)	$—
Restatement of amortization of intangible assets	(48,382)	(48,382)	(48,382)
Restatement of fair value of obligation to issue shares	(96,458)	(651,093)	(48,229)

	$(144,840)	$(1,886,259)	$(96,611)

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 — RESTATEMENT — Continued

The restated unaudited results of operations for each of the three months ended March 31, June 30 and September 30, 2011 are as follows (all share and per share data has also been retroactively adjusted to reflect the effects of the November 7, 2011 1:10 reverse stock split and the effects of the February 22, 2012 1:500 reverse stock split):

	(unaudited) Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011
Revenues	$739,176	$1,429,710	$687,659
Cost of goods sold	504,467	953,959	515,284

Gross income	234,709	475,751	172,375
Operating expenses
Selling, general and administrative expenses	2,317,174	3,801,637	1,361,634
Research and development	15,871	152	—
Amortization of intangibles	172,885	172,993	173,075
Goodwill impairment	—	962,427	—

	2,505,930	4,937,209	1,534,709

Loss from continuing operations	(2,271,221)	(4,461,458)	(1,362,334)
Other income (expense)
Other income (expense)	171,309	21,930	(21,396)
Gain on change in fair value of obligations to issue shares	(96,458)	457,836	33,914
Gain on settlement of debt	225,000	—	—
Derivative gain (loss)	2,397,783	6,851,730	(2,297,229)
Loss on debt modification
Interest expense	(2,274,462)	(3,565,784)	(1,411,805)

	423,172	3,765,712	(3,696,516)

Loss from continuing operations before provision for income taxes	(1,848,049)	(695,746)	(5,058,850)
Provision for income taxes	—	—	—

Loss from continuing operations	(1,848,049)	(695,746)	(5,058,850)

Income (loss) from discontinued operations	(499)	146,970	49,447

Net loss	(1,848,548)	(548,776)	(5,009,403)
Net loss attributable to noncontrolling interest	(60,995)	(192,281)	(187,904)

Net loss attributable to Converted Organics Inc. before other comprehensive loss	(1,787,553)	(356,495)	(4,821,499)
Other comprehensive loss
Foreign currency translation adjustment	(10,496)	(3,808)	85,449

Comprehensive loss	(1,798,049)	(360,303)	(4,736,050)
Comprehensive loss attributable to noncontrolling interest	(2,020)	(734)	16,449

Comprehensive loss attributable to Converted Organics Inc.	$(1,796,029)	$(359,569)	$(4,752,499)

Net loss per share, basic and diluted
Continuing operations	$(99.57)	$(31.32)	$(179.90)
Discontinued operations	(0.03)	6.62	1.76

Net loss per share	$(99.59)	$(24.70)	$(178.15)

Weighted average common shares outstanding	18,561	22,215	28,120

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 — SUBSEQUENT EVENTS

On January 3, 2012 the Company entered into a Purchase Agreement, where the Company agreed to sell to an investor twelve (12) senior secured convertible notes (each note is “Note,” and collectively the “Notes”). The initial Note has an original principal amount of $247,500, and was issued for a purchase price of $225,000. The remaining eleven (11) Notes each have an original principal amount of $237,600, and each will be issued for a purchase price of $216,000. The aggregate principal amount of Notes that we may issue pursuant to the Purchase Agreement is $2,861,100, for an aggregate purchase price of $2,601,000, if certain conditions are met. Each Note matures eight (8) months after issuance. The closing of the purchase of the initial Note occurred on January 6, 2012, the February 2012 Note closed on February 20, 2012 and the closing of the remaining Notes is expected to occur on first day of each month thereafter, subject to the certain closing conditions. The Notes are being issued with an original issue discount and are not interest bearing, unless we are in default on the Notes, in which case the Notes carry an interest rate of 18% per annum.

On January 12, 2012, the Company entered into a letter agreement whereby its investor exchanged the senior secured convertible note issued to it on November 2, 2011 in the aggregate original principal amount of approximately $3.5 million (the “November Note”), which had approximately $2.5 million of principal outstanding on January 12, 2012, immediately prior to the exchange, for (i) a senior secured convertible note in the aggregate original principal amount of approximately $2.5 million (the “New Note”), (ii) 19,129 shares of Company common stock (the “Shares”) and (iii) a number of shares of Company common stock (which number of shares were determined on February 13, 2012) equal to the positive difference (if any) between (1) the quotient of (x) $17,072.71 divided by (y) the conversion price of the New Note in effect on February 13, 2012, minus (2) the number of Shares issued to the investor (such number of shares is referred to herein as the “Additional Shares”). If the conversion price of the New Note in effect on February 13, 2012, is greater than $0.001785, the Company will receive a share-for-share credit against future conversions of the New Note as described in the letter agreement.

On January 30, 2012 the Company announced that it had defaulted on its agreement with South Canyon Waste Systems. The effect of the abandonment of assets associated with that agreement is reflected in the Company’s results of operations for the year ended December 31, 2011.

On February 22, 2012 the Company implemented a one for five hundred (1:500) reverse split of its common stock. The effect of the reverse stock split is retroactively reflected in the accompanying consolidated financial statements and footnotes.

In February 2012, our Vertical farming segment entered into a license agreement whereby we granted the use of the TerraSphere technology to produce medical marijuana. The license permits the company to cause the equipment to be manufactured for the licensee by third parties. We received $40,000 for this license and agreed to return non-refundable deposit of 3 million shares of common stock in a public company, which was previously given to us for an option to purchase our PharmaSphere business.

On March 12, 2012, we entered into an agreement with two investors, pursuant to which we agreed to effect an additional closing under the January 12, 2012 convertible note in which we will issue the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000 , and warrants to purchase an aggregate of 5,238 shares of common stock at an exercise price of $52.50 per share. The notes are convertible into shares of our common stock at a conversion price equal to the lowest of (1) $0.105 per share (the “Fixed Conversion Price”), (2) the price which is 85% of the three lowest closing sale prices of the our common stock during the twenty trading day period preceding the applicable conversion date, and (3) the price which is 85% of the closing sale price of our common stock on the trading day preceding the applicable conversion date; provided that if we make certain dilutive issuances (with limited exceptions), the Fixed Conversion Price of the Notes will be lowered to the per share price for the dilutive issuances. The closing of the purchase of the Notes and Warrants occurred on March 13, 2012.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 — SUBSEQUENT EVENTS — Continued

On March 12, 2012, we entered into a Securities Purchase Agreement with an investor, pursuant to which the Company acquired 150 shares of Series A Convertible Preferred Stock of Innovate/Protect, Inc., a privately-held Delaware corporation, for $495,000. In the March 12, 2012 agreement detailed in the preceding paragraph, we agreed to utilize the proceeds from the issuance of the New Notes to purchase the Preferred Shares.

During 2012 the Company has issued 38,232,602 shares of its common stock to reduce principal of $1,523,575 on its convertible debt.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 25, 2012, the Board of Directors of Converted Organics Inc. (the “Company”) approved the engagement of Moody, Famiglietti & Andronico, LLP (“MFA”) as the Company’s new independent registered public accounting firm. On January 12, 2012, the management of Converted Organics Inc. (the “Company”) was notified that its newly appointed independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”) had resigned. The Company had announced in a previous Form 8-K, on December 2, 2011, that the Audit Committee of the Company had approved the engagement of Grant Thornton as the Company’s new independent registered public accounting firm as a result of Grant Thornton’s acquisition of CCR LLP on December 1, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 13, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework, the management of our Company concluded that our internal control over financial reporting was effective as of December 31, 2011.

MFA- Moody, Famiglietti & Andronico, LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

At the time that the Company originally filed its Annual Report on Form 10-K for the year ended December 31, 2010, based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that under the framework in Internal Control — Integrated Framework, our internal control over financial reporting was effective as of December 31, 2010.

However, internal controls were reassessed in connection with the restatement of the Company’s 2010 financial statements and our Chief Executive Officer and Chief Financial Officer concluded that there existed a material weakness in our internal controls over financial reporting as of December 31, 2010. The material weakness was a lack of technical resources available to the Company to evaluate the proper accounting for non-routine and complex accounting and financial reporting issues. During the quarter ended December 31, 2011, the Company has undertaken steps to augment the technical resources available to address this material weakness.

Based on this improvement and our evaluation under the framework in Internal Control — Integrated Framework, the management of our Company concluded that our internal control over financial reporting became effective during the quarter ended December 31, 2011.

Except as noted above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption “Directors and Executive Officers” in the Company’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of its fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of its fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,105	$4,600	40,673
Equity compensation plans not approved by security holders	—	—	—

Total	1,105	$4,600	40,673	(1)

(1)	The Stock Option Plan (“Option Plan”) includes an “evergreen” provision pursuant to which on January 1st of each year, commencing in 2009, the number of shares authorized for issuance under the Option Plan is automatically increased to an amount equal to 20% of the shares of the common stock outstanding on the last day of the prior fiscal year. On January 1, 2012, the number of shares available for issuance pursuant to the Option Plan increased to 41,778 shares due to the foregoing provision.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing under the caption “Principal Accounting Fees and Services” in the Company’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of its fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.

By:	/S/ EDWARD J. GILDEA
	Name:	Edward J. Gildea
	Title:	President, Chief Executive Officer, Principal
Executive Officer, Chairman of the Board

Date: March 30, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ EDWARD J. GILDEA
	Name:	Edward J. Gildea
	Title:	President, Chief Executive Officer, Principal
Executive Officer, Chairman of the Board

Date: March 30, 2012

By:	/S/ DAVID R. ALLEN
	Name:	David R. Allen
	Title:	Chief Financial Officer,
Principal Financial Officer,
Principal Accounting Officer,
Executive Vice President of Administration

Date: March 30, 2012

By:	/S/ EDWARD A. STOLTENBERG
	Name:	Edward A. Stoltenberg
	Title:	Director

Date: March 30, 2012

97

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Asset Purchase Agreement between the Registrant and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.02 to our current report on Form 8-K filed January 29, 2008)
2.2	Asset Purchase Agreement between the Registrant and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)
3.1	Registrant’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed June 21, 2006)
3.2	Registrant’s Bylaws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed June 21, 2006)
3.3	Registrant’s Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 filed September 15, 2009)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated October 18, 2010 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on October 18, 2010)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Form SB-2/A filed January 25, 2007)
4.2	Form of Unit Certificate issued in initial public offering (incorporated by reference to Exhibit 4.4 on Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed February 20, 2007)
4.3	Registration Rights Agreement between the Registrant and Professional Offshore Opportunity Fund, Ltd., Professional Traders Fund, LLC and High Capital Funding, LLC, dated January 24, 2008 (incorporated by reference to Exhibit 2.06 to our current report on Form 8-K filed January 29, 2008)
4.4	Form of Class H Warrant (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed November 16, 2009)
4.5	Form of Unit Certificate issued in October 2009 offering (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed November 16, 2009)
4.6	Form of Warrant issued in May 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on May 20, 2009)
4.7	Form of Warrant issued in July 2009 offering (incorporated by reference to Exhibit 4.1 to our Form 8-K filed on July 16, 2009)
4.8	Class G Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on September 14, 2009)
4.9	Class H Warrant Agreement between the Registrant and Computershare Trust Company N.A., dated October 20, 2009 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on October 21, 2009)
4.10	Unit Conversion Agreement between the Registrant and Computershare Trust Company N.A., dated October 20, 2009 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 21, 2009)
4.11	Form of Senior Secured Convertible Note issued pursuant to Securities Purchase Agreement by and among Converted Organics Inc. and Iroquois Master Fund, Ltd. dated April 1, 2011 (“April 2011 SPA”) (incorporated by reference from Exhibit 4.1 of the Form 8-K filed April 1, 2011)
4.12	Form of Series A Warrant issued pursuant to April 2011 SPA (incorporated by reference from Exhibit 4.2 of the Form 8-K filed April 1, 2011)
4.13	Form of Series B Warrant issued pursuant to April 2011 SPA (incorporated by reference from Exhibit 4.3 of the Form 8-K filed April 1, 2011)
4.14	Form of Series C Warrant issued pursuant to April 2011 SPA (incorporated by reference from Exhibit 4.4 of the Form 8-K filed April 1, 2011)

Exhibit Number	Description
4.15	Form of Convertible Note issued pursuant to the letter agreement between Converted Organics Inc., Iroquois Master Fund, Ltd. and Iroquois Capital Opportunity Fund, Ltd. dated November 2, 2011 (incorporated by reference from Exhibit 4.1 of the Form 8-K filed November 3, 2011)
4.16	Form of Convertible Note issued at the initial closing of the Securities Purchase Agreement by and among Converted Organics Inc., Iroquois Master Fund, Ltd. and Iroquois Capital Opportunity Fund, Ltd. dated January 3, 2012 (“January 2012 SPA”) (incorporated by reference from Exhibit 4.1 of the Form 8-K filed January 3, 2012)
4.17	Form of Convertible Note to be issued at the remaining closings of the January 2012 SPA (incorporated by reference from Exhibit 4.2 of the Form 8-K filed January 3, 2012)
4.18	Form of Warrant issued pursuant to January 2012 SPA (incorporated by reference from Exhibit 4.3 of the Form 8-K filed January 3, 2012)
4.19	Form of Senior Secured Convertible Note issued pursuant to the letter agreement between Converted Organics Inc., Iroquois Master Fund, Ltd. and Iroquois Capital Opportunity Fund, Ltd. dated January 12, 2012 (incorporated by reference from Exhibit 4.1 of the Form 8-K/A filed January 17, 2012)
10.1	Amended and Restated 2006 Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Annex A of our Definitive Proxy Statement filed March 5, 2008)
10.2	Service Agreement between the Registrant and ECAP, LLC, dated March 1, 2006 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.3	Employment Agreement between the Registrant and Edward J. Gildea, dated March 2, 2006 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 filed June 21, 2006)
10.4	Class C Common Stock Purchase Warrant dated May 7, 2009 entitling Iroquois Master Fund Ltd the right to purchase 750,000 shares of Converted Organics Inc.’s common stock (incorporated by reference to Exhibit 10.5 on Form 8-K filed on May 13, 2009)
10.5	Class D Common Stock Purchase Warrant dated May 7, 2009 entitling Iroquois Master Fund Ltd. the right to purchase 350,000 shares of Converted Organics Inc.’s common stock (incorporated by reference to Exhibit 10.6 on Form 8-K filed on May 13, 2009)
10.6	Class G Common Stock Purchase Warrant dated September 14, 2009 (incorporated by reference to Exhibit 10.5 on Form 8-K filed September 14, 2009)
10.7	Promissory Note in favor of Airside, Inc. dated September 24, 2009 (incorporated by reference to Exhibit 10.1 on Form 8-K filed September 28, 2010)
10.8	Form of Representatives Unit Purchase Option issued in October 2009 offering (incorporated by reference to Exhibit 10.1 on Form 8-K filed on October 21, 2010)
10.9	Promissory Note in favor of Heartland Technology Partners, LLC dated March 23, 2010 (incorporated by reference to Exhibit 10.34 on Form 10-K filed on March 31, 2010)
10.10	Supply and License Agreement between Registrant and Heartland Technology Partners, LLC dated March 23, 2010 (incorporated by reference to Exhibit 10.35 on Form 10-K filed on March 31, 2010)
10.11	Lease Agreement between Registrant and SWS Lewis Wharf, LLC dated November 24, 2009 (incorporated by reference to Exhibit 10.36 on Form 10-K filed on March 31, 2010)
10.12	Exchange Agreement dated October 18, 2010 between the Registrant and Oppenheimer Rochester National Municipals and Oppenheimer New Jersey Municipal Fund (incorporated by reference to Exhibit 10.38 on Form 8-K filed on October 19, 2010).
10.13	Termination and Surrender Agreement dated October 15, 2010 between Converted Organics of Woodbridge, LLC and Recycling Technology Development (incorporated by reference to Exhibit 10.39 on Form 8-K filed on October 19, 2010).
10.14	Securities Purchase Agreement by and among Converted Organics Inc. and Iroquois Master Fund, Ltd. dated April 1, 2011 (incorporated by reference from Exhibit 10.1 of the Form 8-K filed April 1, 2011)
10.15	Form of Registration Rights Agreement by and among Converted Organics Inc. and Iroquois Master Fund, Ltd. (incorporated by reference from Exhibit 10.2 of the Form 8-K filed April 1, 2011)
10.16	Form of Security Agreement by and among Converted Organics Inc., certain subsidiaries of Converted Organics Inc. and Iroquois Master Fund, Ltd. (incorporated by reference from Exhibit 10.3 of the Form 8-K filed April 1, 2011)

Exhibit Number	Description
10.17	Form of Guaranty Agreement between the subsidiaries of Converted Organics Inc. and Iroquois Master Fund, Ltd. (incorporated by reference from Exhibit 10.4 of the Form 8-K filed April 1, 2011)
10.18	Severance Agreement by and between Converted Organics Inc. and Edward J. Gildea dated April 20, 2011 (incorporated by reference from Exhibit 10.1 of the Form 8-K filed April 25, 2011)
10.19	Severance Agreement by and between Converted Organics Inc. and David R. Allen dated April 20, 2011 (incorporated by reference from Exhibit 10.2 of the Form 8-K filed April 25, 2011)
10.20	Letter agreement between Converted Organics Inc., Iroquois Master Fund, Ltd. and Iroquois Capital Opportunity Fund, Ltd. dated August 10, 2011 (incorporated by reference from Exhibit 10.1 of the Form 8-K filed August 10, 2011)
10.21	Letter agreement between Converted Organics Inc., Iroquois Master Fund, Ltd. and Iroquois Capital Opportunity Fund, Ltd. dated October 19, 2011 (incorporated by reference from Exhibit 10.1 of the Form 8-K filed October 20, 2011)
10.22	Letter agreement between Converted Organics Inc., Iroquois Master Fund, Ltd. and Iroquois Capital Opportunity Fund, Ltd. dated November 2, 2011 (incorporated by reference from Exhibit 10.1 of the Form 8-K filed November 3, 2011)
10.23	Securities Purchase Agreement by and among Converted Organics Inc., Iroquois Master Fund, Ltd. and Iroquois Capital Opportunity Fund, Ltd. dated January 3, 2012 (incorporated by reference from Exhibit 10.1 of the Form 8-K filed January 3, 2012)
10.24	Letter agreement between Converted Organics Inc., Iroquois Master Fund, Ltd. and Iroquois Capital Opportunity Fund, Ltd. dated January 12, 2012 (incorporated by reference from Exhibit 10.1 of the Form 8-K/A filed January 17, 2012)
10.25	Letter agreement between Converted Organics Inc., Iroquois Master Fund, Ltd. and Hudson Bay Master Fund Ltd. dated March 12, 2012 (incorporated by reference from Exhibit 10.1 of the Form 8-K filed March 14, 2012)
10.26	Securities Purchase Agreement between Converted Organics Inc. and Hudson Bay Master Fund Ltd. dated March 12, 2012 (incorporated by reference from Exhibit 10.2 of the Form 8-K filed March 14, 2012)
10.27	Letter agreement between Converted Organics Inc. and Iroquois Master Fund, Ltd. dated March 22, 2012 (incorporated by reference from Exhibit 10.1 of the Form 8-K filed March 23, 2012)
10.28	Letter agreement between Converted Organics Inc. and institutional investor dated March 22, 2012 (incorporated by reference from Exhibit 10.2 of the Form 8-K filed March 23, 2012)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 on Form 10-K filed on March 31, 2010)
*21.1	List of Subsidiaries
*23.1	Consent of Moody, Famiglietti & Andronico, LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance document.**
*101.SCH	XBRL Taxonomy Extension Schema Document.**
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Filed as an Exhibit herein.
**	Users of this interactive data file are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.