Form 10-K/A
period 2011-12-31
Converted Organics Inc.
filed 2012-04-10
CIK 1366340

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

The number of shares outstanding of common stock of the Registrant as of April 9, 2012 was 95,814,117.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof in connection with the registrant’s 2012 annual meeting are incorporated by reference into Part III of this Report.

Explanatory Note

Converted Organics Inc. and subsidiaries hereby submits an amendment to the original 10-K for 2011 filed on March 30, 2012, in order to correct certain standard wording within the Report of Independent Registered Public Accounting Firm, which was unintentionally misstated.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Date: April 10, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ EDWARD J. GILDEA
	Name:	Edward J. Gildea
	Title:	President, Chief Executive Officer, Principal
Executive Officer, Chairman of the Board

Date: April 10, 2012

By:	/S/ DAVID R. ALLEN
	Name:	David R. Allen
	Title:	Chief Financial Officer,
Principal Financial Officer,
Principal Accounting Officer,
Executive Vice President of Administration

Date: April 10, 2012

By:	/S/ EDWARD A. STOLTENBERG
	Name:	Edward A. Stoltenberg
	Title:	Director

Date: April 10, 2012