Form 10-Q
period 2012-03-31
Converted Organics Inc.
filed 2012-05-14
CIK 1366340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2012, there were 180,498,277 shares of our common stock outstanding.

ITEM 1. FINANCIAL STATEMENTS

CONVERTED ORGANICS INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$76,602	$254,783
Accounts receivable, net	247,299	27,762
Inventories	250,737	274,391
Prepaid expenses and other assets	126,331	55,122
Deferred financing costs, net	43,569	24,642

Total current assets	744,538	636,700

Deposits and other non-current assets	523,136	535,033
Investment	495,000	—
Property and equipment, net	1,153,639	1,320,653
Intangible assets, net	4,267,646	4,388,604

Total assets	$7,183,959	$6,880,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable - related party	$72,351	$72,351
Accounts payable	1,593,712	1,363,963
Accrued expenses	631,639	575,720
Convertible notes payable, net of unamortized discount	1,255,392	2,157,808
Obligation to issue shares	—	9,127
Derivative liabilities - current portion	2,539,139	6,307,081
Deferred revenue	135,000	95,000
Liabilities of discontinued operations	528,297	528,377

Total current liabilities	6,755,530	11,109,427

Derivative liabilities, net of current portion	60,750	—

Total liabilities	6,816,280	11,109,427

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 13,281 ($1,000 stated value) shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	13,281,000	13,281,000
Common stock, $.0001 par value, 500,000,000 shares authorized; 39,469,291 and 208,890 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3,947	21
Additional paid-in capital	99,356,218	97,700,326
Accumulated deficit	(112,022,050)	(115,033,963)
Accumulated other comprehensive income	5,076	30,866

	624,191	(4,021,750)
Non-controlling interests	(256,512)	(206,687)

Total stockholders’ equity	367,679	(4,228,437)

Total liabilities and stockholders’ equity	$7,183,959	$6,880,990

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Revenues	$400,989	$739,176

Cost of goods sold	355,576	504,467

Gross profit	45,413	234,709

Operating expenses:
Selling, general and administrative expenses	972,803	2,317,174
Amortization of intangibles assets	127,067	172,885
Research and development	—	15,871

	1,099,870	2,505,930

Loss from continuing operations	(1,054,457)	(2,271,221)

Other income (expense):
Other income	32,484	171,309
Gain (loss) on change in fair value of obligations to issue shares	9,127	(96,458)
Gain on settlement of debt	—	225,000
Loss on abandonment of asset	(123,101)	—
Loss on debt modification	(201,542)	—
Gain on change in fair value of derivative liability	5,494,180	2,397,783
Interest expense	(1,188,176)	(2,274,462)

	4,022,972	423,172

Income (loss) from continuing operations before provision for income taxes	2,968,515	(1,848,049)

Provision for income taxes	—	—

Net income (loss) from continuing operations	2,968,515	(1,848,049)

Loss from discontinued operations	(278)	(499)

Net income (loss)	2,968,237	(1,848,548)

Net loss attributable to non-controlling interest	(43,676)	(60,995)

Net income (loss) attributable to Converted Organics Inc. before other comprehensive income (loss)	3,011,913	(1,787,553)

Other comprehensive income (loss):
Foreign currency translation adjustment	(31,939)	(10,496)

Comprehensive income (loss)	2,979,974	(1,798,049)

Comprehensive loss attributable to non-controlling interest	(6,149)	(2,020)

Comprehensive income (loss) attributable to Converted Organics Inc.	$2,986,123	$(1,796,029)

Earnings (loss) per share, basic and diluted:
Continuing operations	$0.77	$(99.57)
Discontinued operations	(0.00)	(0.03)

	$0.77	$(99.59)

Weighted average common shares outstanding, basic and diluted	3,862,652	18,561

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

	Preferred Stock Series A		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Non-Controlling Interests	Total Stockholders’ Equity
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount

Balance, December 31, 2011	13,281	$13,281,000	208,890	$21	$97,700,326	$(115,033,963)	$30,866	$(4,021,750)	$(206,687)	$(4,228,437)
Common stock issued to settle convertible notes obligations	—	—	39,260,401	3,926	1,655,892	—	—	1,659,818	—	1,659,818
Foreign currency translation adjustment	—	—	—	—	—	—	(25,790)	(25,790)	(6,149)	(31,939)
Net income	—	—	—	—	—	3,011,913	—	3,011,913	(43,676)	2,968,237

Balance, March 31, 2012 (Unaudited)	13,281	$13,281,000	39,469,291	$3,947	$99,356,218	$(112,022,050)	$5,076	$624,191	$(256,512)	$367,679

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,968,237	$(1,848,548)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense of intangible assets and other assets	165,140	321,995
Depreciation and amortization of property and equipment	46,536	50,674
Provision for losses on accounts receivable	—	(75,875)
Amortization of discounts on notes payable	733,976	1,998,924
Interest expense in relation to issuance of convertible debt	451,871	268,486
Common stock issued as compensation	—	801,050
Gain on change in fair value of obligations to issue shares	(9,127)	(67,828)
Gain on settlement of debt	—	(225,000)
Loss on debt modification	201,542	—
Loss on abandonment of asset	123,101	—
Gain on change in fair value of derivative liability	(5,494,180)	(2,397,783)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(219,537)	63,619
Inventories	23,654	(217,249)
Prepaid expenses and other current assets	(84,517)	(148,037)
Deposits and other non-current assets	25,548	9,195
Increase (decrease) in:
Accounts payable	227,316	(612,382)
Accrued expenses	55,793	(180,250)
Deferred revenue	40,000	—

Net cash used in operating activities	(744,647)	(2,259,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(725,819)
Patent costs	(6,109)	(11,551)
Purchase of other assets	(495,000)	—

Net cash used in investing activities	(501,109)	(737,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	—	(125,000)
Deferred financing costs for short-term notes	(57,000)	—
Net proceeds from short-term notes	1,157,000	920,000

Net cash provided by financing activities	1,100,000	795,000

Net effect of exchange rate changes on cash	(32,425)	(14,794)

NET DECREASE IN CASH	(178,181)	(2,216,173)

Cash, beginning of year	254,783	3,039,941

Cash, end of year	$76,602	$823,768

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,133	$4,378

Non-cash financing activities:
Fair value of derivatives issued in conjunction with debt and equity financing	$1,713,528	$1,268,486
Discount on convertible note issued in connection with financings	1,261,656	—
Equipment acquired through assumption of accounts payable	—	1,000,000
Common stock issued to settle convertible notes obligations	—	2,650,180
Common stock issued as settlement of discontinued operations obligations	—	1,344,000

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In management’s opinion, the unaudited interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of these financial statements.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for other interim periods or for the entire year. This Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in Converted Organics Inc.’s Form 10-K/A as of and for the year ended December 31, 2011.

NATURE OF OPERATIONS

Converted Organics Inc. and its subsidiaries (collectively the “Company”) utilize innovative clean technologies to establish environmentally friendly businesses. The Company is dedicated to creating a cleaner, greener future, and operates using sustainable business practices that support this vision. During the three months ended March 31, 2012, the Company has three business segments: Organic Fertilizer, Industrial Wastewater Treatment and Vertical Farming.

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

Vertical Farming: The Company established its vertical farming segment through its TerraSphere business, which owns the patents for efficient systems for growing pesticide-free organic produce in a controlled indoor environment using its patented technology.

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

Converted Organics of Woodbridge, LLC, (the “Woodbridge, NJ facility”), is a New Jersey limited liability company and wholly-owned subsidiary of the Company, which was formed for the purpose of owning, constructing and operating the Company’s facility in Woodbridge, NJ. The Woodbridge, NJ facility was designed to service the New York-Northern New Jersey metropolitan area. During 2010, the Company discontinued operations at the Woodbridge, NJ facility. The Company has reported the results of operations of Converted Organics of Woodbridge, LLC as discontinued operations within the consolidated financial statements. The operations of the Woodbridge, NJ facility were part of the organic fertilizer business segment.

On January 26, 2010, the Company formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly-owned subsidiary of the Company, for the purpose of hiring a sales force and adding a poultry litter-based fertilizer product to the Company’s existing product lines. The Company has not had any operating activity in this subsidiary since inception.

Converted Organics of Rhode Island, LLC (“RILLC”) is an inactive, 92.5% owned subsidiary of Converted Organics Inc. RILLC has no assets or liabilities.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

The business activities associated with our Industrial Waste Water facility in Colorado, which are included in the Industrial Wastewater Treatment segment are recorded on the books of the parent company, Converted Organics Inc. and not in a separate subsidiary. On January 30, 2012 the Company announced that it had defaulted on its agreement with South Canyon Waste Systems and therefore had no revenue for the three months ended March 31, 2012.

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

PharmaSphere’s business plan is to utilize the TerraSphere System’s patented technology for the production of high value biocompounds sourced from plants and used as active pharmaceutical ingredients and for the production of transgenic plants (genetically engineered plants) for the biotechnology market. PharmaSphere has a wholly-owned subsidiary PharmaSphere Worcester, LLC, which was formed to build a facility in Worcester, Massachusetts utilizing PharmaSphere’s business plan. The building of the facility has not commenced. PharmaSphere has no revenue to date. TerraSphere Canada, located in Vancouver, British Columbia, operated the research and manufacturing facility for TerraSphere and is 85% owned by TerraSphere Systems.

On December 30, 2010, Converted Organics, Inc. purchased a majority ownership interest of the vertical farming entity, GoLocalProduceRI, LLC located in Rhode Island. The Company has not had any material operating activity in this subsidiary since inception.

In February 2012, our vertical farming segment entered into a license agreement whereby we granted the use of the TerraSphere technology to produce medical marijuana. The Company received $40,000 for this license and agreed to return a non-refundable deposit of 3 million shares of common stock in a publicly traded company, which was previously given to us for an option to purchase our PharmaSphere business.

NOTE 2 — GOING CONCERN

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the unaudited interim consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has negative working capital, which raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

As reflected in the unaudited interim consolidated financial statements, the Company incurred a loss from continuing operations before other income of approximately $1.0 million for the three months ended March 31, 2012 and as of March 31, 2012 have an accumulated deficit of approximately $112.0 million and a working capital deficiency of approximately $6.0 million.

Presently, the Company’s liquidity is limited to cash on hand at March 31, 2012 of approximately $77,000 and up to approximately $2.8 million that we may receive in 2012 as a result of the sale of the additional convertible notes. Through the date of this report, the Company has sold $960,300 of these notes and may sell up to $237,600 per month through December 31, 2012, if certain conditions are met. There is no assurance that the holder of the notes will continue to purchase the monthly amount and as such, we may not receive these funds to fund continuing operations.

If the Company does not receive additional funds from external funding sources or from the continued sale of convertible notes on a monthly basis in 2012, the Company will not have sufficient cash to be able to continue its operations. The Company anticipates that it will exhaust its cash position as of December 31, 2012 and unless additional financing can be secured (for which there are no commitments), the Company will not be able to continue operations after December 31, 2012. Therefore, in the fourth quarter of 2011, in order to conserve cash, the Company determined to continue operations in the organic fertilizer business segment while curtailing all but essential personnel at the corporate level and in the industrial wastewater treatment and vertical farming business segments.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the balances of Converted Organics Inc. and its wholly-owned subsidiaries, Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC, Converted Organics of Mississippi, LLC and its majority-owned subsidiaries Converted Organics of Rhode Island, LLC, TerraSphere Inc. and GoLocalProduceRI, LLC. The minority-owned interest in its subsidiaries is included in the Company’s consolidated financial statements as non-controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES

The preparation of unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the unaudited interim consolidated financial statements. Actual results could differ from those estimates.

Among the most significant estimates used in the preparation of the Company’s unaudited interim consolidated financial statements are the projections of future cash flows from the Company’s business segments used in assessing whether there has been any impairment to the Company’s long-lived assets, intangible assets or goodwill, the valuation of derivative liabilities and liabilities for discontinued operations. These estimates are inherently uncertain and may require significant adjustments based on future events. The effect of any such adjustments could be significant.

INVESTMENT

On March 12, 2012, the Company entered into a Securities Purchase Agreement (the “Preferred Stock Purchase Agreement”), pursuant to which the Company acquired 150 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) of Innovate/Protect, Inc., a privately-held Delaware corporation, for $495,000 which is included in deposits and other non-current assets on the consolidated balance sheets at march 31, 2012. Innovate/Protect, Inc. maximizes the economic benefit of intellectual property assets, and through its subsidiary, I/P Engine, initiated a patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against Google, Inc., AOL, Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation for unlawfully using systems that incorporate features claimed in two patents owned by I/P Engine. Upon acquisition of the shares of Preferred Stock, the Company converted the shares of preferred stock into shares of common stock.

Innovate/Protect has entered into a merger agreement with Vringo, Inc. (NYSE Amex: VRNG), a provider of software platforms for mobile social and video applications. If the merger is consummated, subject to the terms of the merger agreement, the shares of Innovate/Protect owned by Converted Organics Inc. will be converted into 452,640 shares of common stock of Vringo, as well as approximately 181,000 warrants to purchase shares of Vringo common stock at an exercise price of $1.76 per share (subject to adjustment).

DEFERRED FINANCING COSTS

In connection with its various private financings, the Company incurs fees which are capitalized and are being amortized over the term of the related loans. Amortization expense associated with private financings totaled $733,976 and $1,998,924 for the three months ended March 31, 2012 and 2011, respectively.

NOTE 4 — INVENTORIES

The Company’s inventories consisted of the following:

	March 31, 2012	December 31, 2011
Finished goods	$181,835	$224,009
Raw materials	68,902	50,382

Total inventories	$250,737	$274,391

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — DEBT

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed TerraSphere’s existing liability to a third party (unrelated to the Company or TerraSphere) for a note payable in the amount of $350,000 with a fixed interest rate of 15% per annum. Interest only payments totaling $4,375 were due monthly with the principal balance due August, 27, 2011. On March 9, 2011, the Company entered into an agreement with the third party regarding its $350,000 promissory note payable. In consideration of receiving a lump sum cash payment of $125,000, the third party released and discharged the Company from all obligations under the note. This gain on settlement of $225,000 is included in other income (expense) in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2011.

NOTE PAYABLE — RELATED PARTY

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed an unsecured note payable to William Gildea, Secretary of the Company and brother of Edward Gildea, President of the Company, which has an interest rate of 10% per annum. The principal amount due totaled $72,351 at March 31, 2012 and December 31, 2011. The Company incurred interest expense totaling $1,803 and $1,784 for the three months ended March 31, 2012 and 2011.

CONVERTIBLE NOTES PAYABLE

On April 1, 2011, the Company entered into a second Securities Purchase Agreement (the “Second Purchase Agreement”) with an institutional investor (the “Buyer”) whereby, the Company agreed to sell to the Buyer certain notes and warrants. Pursuant to the terms of the Agreement, the Company agreed to sell to the Buyer a convertible note in the aggregate original principal amount of $3,850,000 (the “Original Note”), which is convertible into shares of common stock. The Original Note is non-interest bearing and was issued with an original issue discount of approximately 9%. The Company recorded the initial fair values of the OID and the conversion feature from the warrants up to the gross proceeds of the note ($3,500,000) as a discount on the Original Note which was to be amortized ratably over the six-month term. Net proceeds of the Original Note were $3,325,000 and at December 31, 2011, the carrying value of the Original Note was $2,685,686 and the associated unamortized discount was $527,878. As of March 31, 2012 the fair value of the note is $1,153,950. As discussed in Note 13, Subsequent Events, the note was fully paid off in April, 2012.

The Company applies Accounting Standards Codification Topic 470 Modifications and Extinguishments (ASC 470), which defines a debt modification. ASC 470 establishes that a modification exists if the terms of the embedded conversion option from which the change in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is at least 10 percent of the carrying amount of the original debt instrument immediately before the modification or exchange. On March 12, 2012, the effective date of the April 2011 additional Note amendment, the Company measured the fair value of the embedded conversion option and determined that the change in fair value immediately before and after the modification was greater than 10 percent resulting in a debt modification. In accordance with ASC 470, the Company recognized a loss on debt modification of $201,542 on the accompanying unaudited interim consolidated statement of operations and comprehensive income for the three months ended March 31, 2012.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — DEBT (Continued)

On January 3, 2012 the Company entered into a Purchase Agreement, whereby the Company agreed to sell to an investor twelve (12) senior secured convertible notes (each note the “Note,” and collectively the “Notes”). The initial Note has an original principal amount of $247,500, and was issued for a purchase price of $225,000. The remaining eleven (11) Notes each have an original principal amount of $237,600 and each will be issued for a purchase price of $216,000. The aggregate principal amount of the Notes that we may issue pursuant to the Purchase Agreement is $2,861,100, for an aggregate purchase price of $2,601,000, if certain conditions are met. Each Note matures eight (8) months after issuance. The closing of the purchase of the initial Note occurred on January 6, 2012, the February 2012 Note closed on February 20, 2012, the March 2012 closed on March 7, 2012 and the closing of the remaining Notes is expected to occur on first day of each month thereafter, subject to the certain closing conditions. The Notes are being issued with an original issue discount and are not interest bearing, unless we are in default on the Notes, in which case the Notes carry an interest rate of 18% per annum. As of March 31, 2012, the total principal outstanding on these notes was $722,700.

On March 12, 2012, the Company entered into an agreement with two investors, pursuant to which we agreed to effect an additional closing under the January 12, 2012 convertible note in which we will issue the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000, and warrants to purchase an aggregate of 5,238 shares of common stock at an exercise price of $52.50 per share. The notes are convertible into shares of our common stock at a conversion price equal to the lowest of (1) $0.105 per share (the “Fixed Conversion Price”), (2) the price which is 85% of the three lowest closing sale prices of the our common stock during the twenty trading day period preceding the applicable conversion date, and (3) the price which is 85% of the closing sale price of our common stock on the trading day preceding the applicable conversion date; provided that if we make certain dilutive issuances (with limited exceptions), the Fixed Conversion Price of the Notes will be lowered to the per share price for the dilutive issuances. The closing of the purchase of the Notes and Warrants occurred on March 13, 2012.

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

NOTE 6 — DERIVATIVE INSTRUMENTS

The following table details activity for the quarter ended March 31, 2012 for derivative instruments in existence as of December 31, 2011 as well as new derivative instruments entered into during the quarter ended March 31, 2012 as described below. For further details regarding derivative instruments in existence as of December 31, 2012, refer to the Company’s 10-K/A filed on April 10, 2012.

On January 3, 2012, the Company entered into an agreement with an institutional investor whereby the Company agreed to sell to the investor twelve senior secured convertible notes (the “January Notes”). The initial January Note was issued on January 6, 2012 in an original principal amount of $247,500, for a purchase price of $225,000. The remaining eleven January Notes will each have an original principal amount of $237,600, and will each be issued for a purchase price of $216,000. Each January Note matures eight months after issuance. The total face value of the twelve notes under this agreement will be $2,861,100, assuming each note is sold to the investor, of which there is no assurance. As of March 31, 2012 the total principal outstanding on these notes was $722,700. The January Notes are convertible into shares of our common stock at a conversion price equal to 80% of lowest bid price of our common stock on the date of conversion.

We also agreed to issue to the investor up to twelve warrants to acquire shares of common stock, each such issuance to occur along with each purchase of a January Note. Each warrant provides that the holder is initially entitled to purchase the number of shares of common stock equal to 50% of the number of shares of common stock issuable upon conversion in full of the applicable January Note (based on initial fixed conversion price equal to the three lowest closing sale prices of our common stock during the twenty trading day period preceding the issuance of the particular January Note, with respect to each January Note, such term is referred to as the “Fixed Conversion Price”) at an initial exercise price equal to the Fixed Conversion Price of the applicable January Note that is issued along with such warrant. As of March 31, 2012, 1,405,119 shares of common stock underlie these warrants.

On March 12, 2012, we entered into an agreement (the “March Agreement”) with two investors, pursuant to which we agreed to effect an additional closing of notes identical to the January Notes in which we issued the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000 (the “New Notes”), and warrants to purchase an aggregate of 2,619,048 shares of common stock at an exercise price of $0.105 per share (the “New Warrants”). The New Notes and New Warrants have identical terms to the January Notes and warrants described above. Each of the New Warrants issued was subject to the April Warrant Amendments, provided that in addition to such amendments, the New Warrants were amended to state that a portion of the New Warrants would be callable by us if the daily volume of our common stock was two million shares or greater for five consecutive trading days.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)

As of March 31, 2012, the Company has recognized the following warrants as derivative instruments:

Issue Date	Class/ Series	Price	Outstanding at Dec 31, 2011	Issued	Exercised or Canceled	Outstanding at Mar 31, 2012	Exercisable at Mar 31, 2012	Fair Value at Mar 31, 2012	Fair Value at Dec 31, 2011
05/07/09*	Class C	$250 - 5,000	177	—	—	177	177	$1	$116
05/07/09*	Class D	$250 - 5,100	83	—	—	83	83	$—	$54
09/08/09	Class G	$6,250	500	—	—	500	500	$4	$611
04/22/10	Class I	$5,300	233	—	—	233	233	$2	$289
12/17/10**	Series A	$250	499	—	—	499	499	$5	$1,316
12/17/10**	Series C	$250	499	—	—	499	499	$5	$1,316
04/01/11	Series A	$250	963	—	—	963	963	$9	$2,572
04/01/11	Series B	$250	2,219	—	—	2,219	2,219	$10	$1,022
04/01/11	Series C	$250	869	—	—	869	869	$8	$2,322
01/03/12***	New Notes		—	—	—	1,405,119	1,405,119	$20,160	$—
03/12/12	Additional Notes		—			2,619,048	2,619,048	$40,545	$—

			6,042					$60,750	$9,618

*	The above table reflects repricing of all warrants to $250 in August 2011, except 27 Class C and 13 Class D warrants which remained at $5,000 and $5,100, respectively.
**	Includes warrants issued on March 7, 2011.
***	Includes January notes and each subsequent monthly note.

The Company also recognized certain conversion features issued in conjunction with debt as derivative instruments:

Issue Date	Price	Outstanding at December 31, 2011	Issued	Exercised or Canceled	Outstanding at March 31, 2012	Exercisable at March 31, 2012	Fair Value at March 31, 2012	Fair Value at December 31, 2011
April 1, 2011	$2,000	2,083	—	—	2,083	2,083	$1,085,798	$6,157,299
January 3, 2012		—					$815,549
March 12, 2012							$637,225	$—

							$2,538,572	$6,157,299

The derivative fair value amount associated with the conversion features issued on the April 2011 derivative instrument has increased as the conversion stock price has decreased from the original conversion price of $2,000.

In March 2012, the Company amended certain provisions of its April 2011 Original Note financing to amend the conversion price definition and as a result the Company recorded a charge in its statement of operations for the quarter ended March 31, 2012 of $201,542 associated with these debt modifications.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)

The warrants and conversion features above were revalued at March 31, 2012 and December 31, 2011 using a binomial lattice pricing model using certain assumptions related to the probability of exercise and the following:

Risk free interest rate	0.02% - 2.01%
Dividend yield	0
Volatility	90.5% - 447%
Expected term	3 months to 5 years

In addition to the above derivative transactions, on November 12, 2010, the Company completed the acquisition of TerraSphere Systems LLC, where it determined that as a result of an anti-dilution provision included in the purchase agreement, certain additional shares may have to be issued. The Company estimated that approximately 408 shares could be issued and classified the anti-dilution provision as a derivative liability. As of March 31, 2012 and December 31, 2011, the Company revalued the derivative liability to $567 and $140,164, respectively, based on the closing share price of the stock on that date.

The derivative liabilities reflected on the consolidated balance sheets at March 31, 2012 and December 31, 2011 totaled $2,599,889 and $6,307,081 respectively, and the derivative gain for the quarters ended March 31, 2012 and 2011 was $5,494,180 and $2,397,383, respectively.

NOTE 7 — FAIR VALUE MEASUREMENTS

The Company’s liabilities that are reported at fair value in the accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011 were as follows:

	Level of Hierarchy	Balance
		March 31, 2012	December 31, 2011
Obligations to issue shares	Level 2	$—	$9,127
Derivative warrants and anti-dilution provision liabilities	Level 3	$2,599,889	$6,307,081

The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the three months ended March 31, 2012:

Balance, beginning of quarter	$(6,307,081)
Conversions	128,082
Issuances	(1,713,528)
Loss on debt modification	(201,542)
Net gains	5,494,180

Balance, end of quarter	$(2,599,889)

The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, for which carrying amounts approximate fair value.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — STOCKHOLDERS’ EQUITY

STOCK OPTIONS

During the quarter ended March 31, 2012 the Company did not issue any stock options, none were exercised and 60 were forfeited. Therefore as of March 31, 2012 the Company had 1,045 stock options outstanding with a weighted average price per share of $4,600 and an average remaining life of 8.75 years.

REVERSE SPLIT OF COMMON STOCK

On February 22, 2012 the Company implemented a one for five hundred (1:500) reverse split of its common stock. The effect of the reverse stock split is retroactively reflected in the accompanying unaudited interim consolidated financial statements and footnotes.

STOCK ISSUANCES

During 2012 the Company has issued 39,260,401 shares of its common stock to reduce principal of $1,659,818 on its convertible debt.

WARRANTS

In addition to the warrants classified as derivatives, the Company has also recognized certain warrants as equity instruments.

The following table sets forth the outstanding warrants classified as equity instruments as of March 31, 2012:

Warrants	Price	Outstanding at December 31, 2011	Issued	Exercised	Canceled	Outstanding at March 31, 2012	Exercisable at March 31, 2012
Class B	$55,000	530	—	—	(530)	—	—
Class E	$8,150	300	—	—	—	300	300
Class F	$6,250	117	—	—	—	117	117
Class H	$6,500	3,450	—	—	—	3,450	3,450
Class J	$2,700	325	—	—	—	325	325
Class K	$2,700	231	—	—	—	231	231

		4,953				4,423	4,423

NOTE 9 — DISCONTINUED OPERATIONS

In 2010, the Company discontinued operations at its facility in Woodbridge, NJ. The Company is actively working with vendors to satisfy the $528,297 of liabilities outstanding at March 31, 2012. For the periods ending March 31, 2012 and 2011, the Company had loss from discontinued operations of $278 and $499, respectively.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — SEGMENT REPORTING

The Company has three business segments, which are (1) organic fertilizer, (2) vertical farming and (3) industrial wastewater treatment and based on the nature of products and services offered, the Company has determined each line of business is a reportable segment at March 31, 2012.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. There were no intersegment sales for the three months ended March 31, 2012 and 2011. The discreet financial information is presented below as of and for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31, 2012
	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$386,666	$14,323	$—	$—	$400,989
Operating loss from continuing operations(1)	(173,727)	(190,423)	—	(690,307)	(1,054,457)
Depreciation and amortization(2)	106,691	66,912	—	38,073	211,676
Interest expense(3)	—	1,804	—	1,186,372	1,188,176

Net income (loss)	(173,727)	(282,844)	—	3,424,808	2,968,237
Total assets (4)	3,051,768	2,935,805	500,000	696,386	7,183,959
Property and equipment additions	—	—	—	—	—

	For the Three Months Ended March 31, 2011
	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$644,000	$—	$95,176	$—	$739,176
Operating loss from continuing operations(1)	(82,001)	(551,059)	(2,823)	(1,635,338)	(2,271,221)
Depreciation and amortization(2)	105,089	112,915	5,556	149,109	372,669
Interest expense(3)	—	6,642	—	2,267,820	2,274,462

Net loss	(82,001)	(332,698)	(2,823)	(1,431,026)	(1,848,548)
Property and equipment additions	123,564	2,255	1,600,000	—	1,725,819

(1)	Operating income (loss) of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.
(2)	Depreciation and amortization expense associated with property and equipment, intangibles and deferred financing fees. Corporate amortization expense relates to deferred financing fees.
(3)	Corporate interest expense is primarily related to amortization of discounts on convertible notes payable.
(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, prepaid expenses, certain other assets and deferred financing costs.

Revenues are attributable to geographic areas based on the locations of the customers, which are primarily within the continental United States. The fertilizer segment derived approximately $158,000 or 41% of its revenues from two customers and the vertical farming segment derived 100% of its revenue from one customer for the three months ended March 31, 2012. The industrial wastewater segment derived 100% of its revenues from one customers and the organic fertilizer segment derived 62% of its revenue from four customers for the three months ended March 31, 2011.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — LEGAL PROCEEDINGS

The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf, except as follows:

On May 19, 2009, the Company received notice that a complaint had been filed in the Middlesex County Superior Court of New Jersey, captioned Lefcourt Associates, Ltd. v. Converted Organics of Woodbridge, NJ, et al. The lawsuit alleged private and public nuisances, negligence, continuing trespasses and consumer common-law fraud in connection with the odors emanating from the Woodbridge, NJ facility. On March 12, 2012 the Company entered into a settlement agreement with the plaintiff’s. The settlement amount is $25,000 and the plaintiff has agreed to dismiss the case.

On August 25, 2011, TerraSphere, Inc., a wholly owned subsidiary of the Company, was named as a defendant in an action filed in the United States district court for the eastern district of Michigan against TerraSphere Systems, LLC and TerraSphere, Inc. The plaintiff alleges, among other things breach of fiduciary responsibilities regarding a joint venture agreement. The parties sought to resolve this matter but were unsuccessful. Responsive pleadings were filed and TerraSphere, Inc. has been dismissed from the lawsuit. TerraSphere Systems, LLC remains a defendant and the Company plans to vigorously defend this matter. At this time the Company is unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded relating to this matter.

In January 2012, Converted Organics Inc. (the “Company”) received notice that a complaint has been filed in the United States District Court for the District of Massachusetts, captioned Aboriginal Import Export, Ltd. and Nicholas G. Brusatore (the “plaintiffs”) v. TerraSphere Systems LLC, Converted Organics, Inc., William A. Gildea, Edward Gildea, Mark C. Gildea, and TerraSphere, Inc. (the “defendants”). The allegations in the complaint relate to the Company’s acquisition of TerraSphere Systems, LLC in November 2010. On April 27, 2012 the parties entered into a settlement agreement pursuant to which the plaintiffs voluntarily dismissed the action with prejudice and without costs or fees. Pursuant to the settlement agreement, the parties agreed to terminate the restrictive covenant included in the acquisition agreement regarding the ability of the plaintiffs to compete with the Company. In addition, the parties agreed to release their claims against each other as they related to the legal action or the acquisition agreement pursuant to which the Company acquired TerraSphere Systems, LLC.

NOTE 12 — SUBSEQUENT EVENTS

In April 2012, The Company amended all of its warrant agreements with the convertible note holders to allow for: (1) the anti-dilution price protection currently contained in such warrants (which provides that if we issue common stock or common stock equivalents at a price per share that is lower than the exercise price of the warrants, the exercise price of the warrants will be reduced to such lower price) will now also apply to issuances of common stock or common stock equivalents to the warrant holders under separate securities; (2) upon any adjustment in the exercise price of the warrants as described in (1) above or otherwise, the number of shares of common stock underlying such warrants shall be increased such that the aggregate exercise price of the warrants will remain the same; and (3) upon a Fundamental Transaction (as defined in each of the warrants), the warrant holders will be permitted to require us (or any successor entity) to purchase the warrants from the warrant holders at a price equal to the greater of (A) the Black Scholes value of the warrants or (B) the product of $0.10 multiplied by the number of shares underlying such warrants (disregarding, for the purposes of making the calculation of the number of shares underlying the warrants, any adjustments to such share number arising solely from an adjustment to the exercise price of the warrants due to the completion of a combination (or reverse split) of our common stock after April 2012; provided that the amount payable to the warrant holders pursuant to (B) above will not exceed $25.0 million in the aggregate.

Subsequent to March 31, 2012, the Company issued 141,061,181 shares of its common stock to reduce convertible notes payable of $1,153,950.

The Company evaluated subsequent events through May 14, 2012 to determine whether or not any such events required disclosure in this Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-K/A for the year ended December 31, 2011. Actual results could differ materially from these forward-looking statements. Converted Organics Inc. is sometimes referred to herein as “we”, “us”, “our” and the “Company”.

General

As of the filing date of this report, we have entered into a limited financing agreement that provides for monthly working capital needs (which may be discontinued by the investor if it believes in its good faith discretion that the prospect of repayment is impaired or is unlikely to occur) at the corporate level, which, if certain conditions are met, would allow us to operate until December 31, 2012, but we currently do not have sufficient cash to operate or expand our Industrial Wastewater Treatment (“IWR”) and Vertical Farming (“TerraSphere”) segments. In addition, if our monthly financing arrangement is terminated for any reason, we would no longer have sufficient funds to continue our operations. Presently, within our Organic Fertilizer segment, our facility in Gonzales, CA is operational and self supporting (assuming no corporate overhead) but does not provide enough cash flow to either fund corporate operating needs or expand that business segment. Our Industrial Wastewater Treatment segment continues to own an exclusive license to operate licensed technology, however, the concentrator unit located in Colorado has been abandoned and the management agreement to operate that concentrator unit has been terminated due to lack of cash sufficient to pay the costs of financing the equipment. Our Vertical Farming segment owns patents related to that industry and in early 2012 has sold a license for use in the production of medical marijuana; however, the Company lacks the cash to fund the ongoing development expenses for the TerraSphere segment. We are considering what segments, or portions thereof, we might be able to spin off to shareholders. While it is uncertain whether there will be continuing cash flows from these segments, any such cash flows will continue to be directly generated as part of the ongoing operations and continued involvement of the Company. Based on current operations or the ownership of certain licenses and patents we have not classified any of our business segments as discontinued operations in the accompanying unaudited interim consolidated financial statements.

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

Presently, we believe the only way to proceed to implement this plan is to have the holder of our outstanding convertible secured promissory note continue to convert the note into shares of common stock, which has been fully paid off as of the filing date of this report, and to continue to sell new convertible notes on a monthly basis through 2012 to this investor. There is no guarantee that the buyer of these notes will continue to fund our operations, as the terms of our arrangement state that the buyer can refuse to fund additional notes if it believes the prospect of repayment on its indebtedness is impaired or is unlikely to occur. Presently, assuming we continue to receive monthly funding from the issuance of new convertible notes, it is not our intention to seek any form of court protection to accomplish our plan.

Based on our historically low stock price, the conversion of the notes has resulted in massive issuances of our common stock, which required us to affect a 1:10 reverse split in November 2011 and a 1:500 reverse split in February 2012 in order to maintain sufficient shares to permit the conversions. In addition, if the price of our common stock declines from current levels, we may not have sufficient shares to permit the full conversion of the notes or the future conversion of the monthly notes we are issuing, which means we would be required to either repay the note in cash, which we do not have, or request approval from our shareholders to complete one or more additional reverse stock splits (we have filed a proxy statement for our 2012 annual meeting and have requested that the shareholders approve an additional reverse split).

During the first quarter of 2012, Converted Organics had three business segments. The three segments are Organic Fertilizer, Industrial Wastewater Treatment and Vertical Farming. For the quarter ended March 31, 2012, only the Organic Fertilizer and Vertical Farming segments produced revenue (revenues for the Organic Fertilizer business began in 2008). In the quarter ended March 31, 2012, we did not generate revenue from the Industrial Wastewater Treatment segment. While it is uncertain whether there will be continuing cash flows from these segments, any such cash flows will continue to be directly generated as part of the ongoing operations and continued involvement of the Company.

On March 12, 2012, we entered into a Securities Purchase Agreement (the “Preferred Stock Purchase Agreement”), pursuant to which we acquired 150 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) of Innovate/Protect, Inc., a privately-held Delaware corporation, for $495,000. Innovate Protect, Inc. maximizes the economic benefit of intellectual property assets, and through its subsidiary, I/P Engine, initiated a patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against Google, Inc., AOL,

Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation for unlawfully using systems that incorporate features claimed in two patents owned by I/P Engine. Upon acquisition of the shares of Preferred Stock, the Company converted the shares of preferred stock into shares of common stock.

Innovate/Protect has entered into a merger agreement with Vringo, Inc. (NYSE Amex: VRNG), a provider of software platforms for mobile social and video applications. If the merger is consummated, subject to the terms of the merger agreement, the shares of Innovate/Protect owned by Converted Organics Inc. will be converted into 452,640 shares of common stock of Vringo, as well as approximately 181,000 warrants to purchase shares of Vringo common stock at an exercise price of $1.76 per share (subject to adjustment).

Introduction

The Company has three business segments, which are (1) organic fertilizer, (2) vertical farming and (3) industrial wastewater treatment. Based on the nature of products and services offered, the Company has determined each line of business is a reportable segment at March 31, 2012.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. There were no intersegment sales for the three months ended March 31, 2012 and 2011. The discreet financial information is presented below as of and for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31, 2012
	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$386,666	$14,323	$—	$—	$400,989
Operating loss from continuing operations(1)	(173,727)	(190,423)	—	(690,307)	(1,054,457)
Depreciation and amortization(2)	106,691	66,912	—	38,073	211,676
Interest expense(3)	—	1,804	—	1,186,372	1,188,176

Net income (loss)	(173,727)	(282,844)	—	3,424,808	2,968,237
Total assets(4)	3,051,768	2,935,805	500,000	696,386	7,183,959
Property and equipment additions	—	—	—	—	—

	For the Three Months Ended March 31, 2011
	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$644,000	$—	$95,176	$—	$739,176
Operating loss from continuing operations(1)	(82,001)	(551,059)	(2,823)	(1,635,338)	(2,271,221)
Depreciation and amortization(2)	105,089	112,915	5,556	149,109	372,669
Interest expense(3)	—	6,642	—	2,267,820	2,274,462

Net loss	(82,001)	(332,698)	(2,823)	(1,431,026)	(1,848,548)
Property and equipment additions	123,564	2,255	1,600,000	—	1,725,819

(1)	Operating income (loss) of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.
(2)	Depreciation and amortization expense associated with property and equipment, intangibles and deferred financing fees. Corporate amortization expense relates to deferred financing fees.
(3)	Corporate interest expense is primarily related to amortization of discounts on convertible notes payable.
(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, prepaid expenses, certain other assets and deferred financing costs.

Revenues are attributable to geographic areas based on the locations of the customers, which are primarily within the continental United States. The fertilizer segment derived approximately $158,000 or 41% of its revenues from two customers and the vertical farming segment derived 100% of its revenue from one customer for the three months ended March 31, 2012. The industrial wastewater segment derived 100% of its revenues from one customers and the organic fertilizer segment derived 62% of its revenue from four customers for the three months ended March 31, 2011.

Our operating structure is composed of our parent company, Converted Organics Inc. (“COIN”) and the subsidiaries listed below. Expenditures at the corporate level (items paid for by COIN) include management and public company expenses, along with the expenses associated with its Industrial Wastewater Treatment business, and the outsourcing of dry product fertilizer production. It was the intention of management to transfer the operations of IWR and the dry fertilizer product to a subsidiary level when business volumes became appropriate. The current subsidiaries of COIN are as follows:

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

•

Converted Organics of Rhode Island, LLC (“RILLC”), an inactive subsidiary of Converted Organics Inc., of which we own 92.5%. RILLC has no assets or liabilities. RILLC was originally established for the purpose of operating a food waste to fertilizer plant in Rhode Island. The only asset that RILLC had acquired was an operating lease from the Rhode Island Resource Recovery Corporation (“RIRRC”) for a parcel of land which was intended to serve as the site for the planned plant. The Company did not have the resources to begin construction on a plant and therefore entered into a letter of intent to sell the operating lease rights to a third party who would also obtain a license from Converted Organics Inc. to operate the proposed facility. The letter of intent does not remain in effect, as the operating lease reverted back to the RIRRC in the fourth quarter of 2010. The RIRRC is a separate and distinct corporation, operated by the state of Rhode Island for the purpose of operating recycling facilities and the Company has no related party or affiliated relationship with that entity.

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

Organic Fertilizer Business

We operate a processing facility in Gonzales, CA that uses food and agricultural waste as raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sale to our agribusiness market. During 2012, have not recorded any sales from our production facility in Woodbridge, NJ, as operations at that facility were discontinued and we will not have sales from that facility in the future. In the first quarter of 2011 we contracted with a third party manufacturer and packager to produce our 8-1-4 dry product to sell to our established retail and turf management customers that were previously serviced by our Woodbridge, NJ facility. We generated approximately $285,000 in revenue from this outsourced product in 2011 but we do not plan to generate revenue in 2012 from the outsourced product. Our plan to produce future revenue from the fertilizer business is based upon our continued operation of our Gonzales, CA facility and possibly the licensing the use of our technology to others.

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

The Gonzales, CA facility generated revenues of approximately $387,000 and a gross margin of approximately $31,000, or 8% (based on no allocation of corporate overhead) and we did not generate positive cash flow for the quarter ended March 31, 2012. The gross margin of 8% is significantly less than the 27% achieved in 2011 and the decline is due to lower than anticipated sales and fixed production costs (this is further discussed in the results of operations section below). We plan to improve this operating margin by maximizing the production capacity at the facility, as discussed below, by generating tip fees from receiving additional quantities of food processing waste and by reducing the amount of raw material and freight costs currently associated with the production process. We estimate that the production facility, in its current configuration, and based on current market prices, has the capacity to generate monthly sales in the range of $350,000 to $400,000.

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

During 2010 and part of 2011, we were also party to an agreement with Pacific Seafoods Inc. (“Pacific Seafoods”) whereby we agreed to pay Pacific Seafoods 50% of the profits from the development of a fish-waste product. Under this agreement, the seller of the HTLC® technology would also be entitled to 50% of our profits from this joint venture. Our profits from this arrangement are thus 25% of the total profits from the enterprise (50% of total profits net half of the remainder). To date, no profits have been earned from the fish-waste product and the agreement has expired. We continue to have access to the fish waste from this supplier on an as purchased basis and, if the need for the product continues, we plan to produce it.

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

Converted Organics of Mississippi, LLC

On January 26, 2010, we formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly owned subsidiary of the Company. We established this entity for the purpose of adding a poultry litter-based fertilizer to our existing product lines, and we outsourced the production of this product. We did not have any sales from this product in 2011 or the first quarter of 2012 and we do not expect sales from this product in the future.

Converted Organics of Woodbridge, LLC

During the third quarter of 2010, we discontinued the operations of our Woodbridge, NJ facility, which is discussed further in this section under the caption “Results of Discontinued Operations.”

Industrial Wastewater Treatment Business

In March 2010, we began to operate an Industrial Wastewater Resources division of the Company (“IWR”) to leverage our exclusive license of the LM-HT® Concentrator technology for the treatment of industrial wastewater. Due to its unique, energy efficient design, the LM-HT® Concentrator provides a highly cost-effective alternative to traditional industrial wastewater treatment technology.

On March 23, 2010, we entered into a loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The non-interest bearing loan agreement required us to advance $500,000 to HTP in three monthly installments that commenced upon signing of the loan. The outstanding principal balance of the loan is due only if either a change of control of HTP or the completion by HTP of a financing in excess of $10 million occurs on or before June 30, 2012. In consideration for entering into the loan agreement, we were granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT® Concentrator technology in the U.S. industrial wastewater market. The industrial wastewater market involves the treatment of waters that have been contaminated by anthropogenic industrial or commercial activities, prior to their reuse or release into the environment. The LM-HT® Concentrator reduces carbon emissions compared to traditional technologies by using waste heat and renewable energy as thermal fuel. On July 30, 2010, we signed a letter of intent with Spirit Services, Inc. to jointly develop an energy and industrial wastewater treatment facility using our exclusively licensed technology to evaporate industrial wastewater at a facility in South Boston, Virginia. We have subsequently signed additional agreements to establish relationships to jointly develop industrial wastewater treatment facilities at certain established waste treatment facilities in the United States. This letter of intent and further agreements have not resulted in formal contracts and due to expense reduction efforts we have terminated the general manager position of the IWR segment. We do not believe that any of these agreements will generate revenue in 2012. We are currently investigating alternatives to producing revenues from this license.

During 2011, IWR operated an industrial wastewater concentrator on Glenwood Springs Landfill Enterprise’s South Canyon Landfill in Glenwood Springs, CO as a result of an agreement signed in January of 2011 with Waste Systems, Inc. This facility was designed to treat 15,000 gallons of aqueous waste per day and was be fueled by the combustion of biomass diverted from disposal in the landfill. Among the industrial wastewaters treated by the plant were septic, wash waters, process waters, man-camp wastewaters, and wastewaters from oil and gas exploration activities. Under this agreement we were paid a per gallon fee for the amount of industrial wastewater that was treated, less labor costs to operate the unit and a marketing fee to generate industrial wastewater delivered to the facility. In addition, we were responsible for repairs and maintenance of the evaporator unit. We were responsible for the purchase of the evaporator unit and will own it. The unit was manufactured by HTP. As of January 2011 we began to generate revenue under this agreement from South Canyon Landfill’s traditional method of wastewater treatment as we waited for conditional air permits. Such permits were received in March of 2011, at which time we paid $600,000 of the $1.6 million purchase price of the evaporator and the unit commenced operations. The agreement that we had with South Canyon landfill called for us to own the equipment and they will operate it. We would receive the gross revenue from the wastewater that is treated less a charge for direct labor to operate the equipment, repairs and maintenance on the equipment and a marketing fee to allow us to attract additional wastewater customers to use the South Canyon landfill for wastewater disposal. In the later part of 2011, we were unable to continue to make the required payments towards the equipment and in early January 2012 we received notice from Waste Systems, Inc. that the agreement had been terminated and the equipment and any deposits made on the equipment remained with Waste Systems and therefore we will not generate further revenue from this operation.

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

2011 and 2012 Financing Activities

On April 1, 2011, we entered into a Securities Purchase Agreement with an institutional investor whereby we sold to the investor a convertible note in the aggregate original principal amount of $3,850,000 (the “Original Note”), which was convertible into shares of our common stock. The Original Note was issued with an original issue discount of approximately 9.1%, and the proceeds from the Original Note were $3,500,000. The Original Note was noninterest bearing. On November 2, 2011, we entered into an agreement pursuant to which we agreed with the holder of the Original Note to exchange Original Note, which had $3,474,797 of principal outstanding on November 2, 2011, for a senior secured convertible in the aggregate original principal amount of $3,474,797 (the “Note”).

The terms of the Note we issued on November 2, 2011 were substantially identical to the terms of the Original Note, except that we were not required to amortize payment for the Note and the maturity date of the Note was extended to May 2, 2012, instead of February 17, 2012.

During the second quarter of 2012, the investor converted the entire remaining balance of the Note into shares of our common stock and the $1,153,950 balance on the Note as of March 31, 2012 has been reduced to $0 as of April 13, 2012.

Pursuant to the terms of the Purchase Agreement, we also agreed to issue to the Note holder warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants” and (iii) “Series C Warrants”. The Series B Warrants expired in May 2012.

In April 2012, we agreed to the following amendments (the “April Warrant Amendments”) to the above warrants: (1) the anti-dilution price protection currently contained in such warrants (which provides that if we issue common stock or common stock equivalents at a price per share that is lower than the exercise price of the warrants, the exercise price of the warrants will be reduced to such lower price) will now also apply to issuances of common stock or common stock equivalents to the warrant holders under separate securities; (2) upon any adjustment in the exercise price of the warrants as described in (1) above or otherwise, the number of shares of common stock underlying such warrants shall be increased such that the aggregate exercise price of the warrants will remain the same; and (3) upon a Fundamental Transaction (as defined in each of the warrants), the warrant holders will be permitted to require us (or any successor entity) to purchase the warrants from the warrant holders at a price equal to the greater of (A) the Black Scholes value of the warrants or (B) the product of $0.10 multiplied by the number of shares underlying such warrants (disregarding, for the purposes of making the calculation of the number of shares underlying the warrants, any adjustments to such share number arising solely from an adjustment to the exercise price of the warrants due to the completion of a combination (or reverse split) of our common stock after April 2012; provided that the amount payable to the warrant holders pursuant to (B) above will not exceed $25.0 million in the aggregate.

The Series A Warrants are exercisable six months and one day after issuance and have a five year term commencing on the initial exercise date. As of May 10, 2012, the exercise price of the Series A Warrants is $0.0072 per share, and the number of shares underlying the Series A Warrants on such date is 50,746,527. The Series C Warrants provide that if on the later of (1) the expiration date of the Series B Warrants or (2) the date on which we register the shares of common stock underlying the securities we issued in the Original Note offering, we have the right to redeem from such holder its Series C Warrant for $1,000 under certain circumstances, including that less than 50% of the Series B Warrants have been exercised. The Series B Warrants expired unexercised in May 2012. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

On January 3, 2012, we entered into an agreement with an institutional investor whereby we agreed to sell to the investor twelve senior secured convertible notes (the “January Notes”). The initial January Note was issued on January 3, 2012 in an original principal amount of $247,500, for a purchase price of $225,000. The remaining eleven January Notes will each have an original principal amount of $237,600, and will each be issued for a purchase price of $216,000. Each January Note matures eight months after issuance. The total face value of the twelve notes under this agreement will be $2,861,100, assuming each note is sold to the investor, of which there is no assurance. The January Notes are convertible into shares of our common stock at a conversion price equal to 80% of lowest bid price of our common stock on the date of conversion. As of May 8, 2012, the total principal outstanding on these notes was $960,300.

We also agreed to issue to the investor up to twelve warrants to acquire shares of common stock, each such issuance to occur along with each purchase of a January Note. Each warrant provides that the holder is initially entitled to purchase the number of shares of common stock equal to 50% of the number of shares of common stock issuable upon conversion in full of the applicable January Note (based on initial fixed conversion price equal to the three lowest closing sale prices of our common stock during the twenty trading day period preceding the issuance of the particular January Note, with respect to each January Note, such term is referred to as the “Fixed Conversion Price”) at an initial exercise price equal to the Fixed Conversion Price of the applicable January Note that is issued along with such warrant. Each of the warrants issued and to be issued in connection with the January Notes was subject to the April Warrant Amendments.

With respect to the initial January Notes issued from January 3, 2012 through April 30, 2012, using the Fixed Conversion Price, which means (after taking into account the reverse split we completed in March 2012) the minimum number of shares of common stock underlying the initial January Note is 26,471,887 shares. As of May 8, 2012, the number of shares of common stock underlying the warrants issued in connection with the initial January Notes were 66,687,506 shares and the exercise price of the warrant was $0.0072. We cannot predict the Fixed Conversion Price for the remaining eleven January Notes and corresponding warrants at this time. As such, the total number of shares underlying all twelve January Notes and warrants is unknown.

On March 12, 2012, we entered into an agreement (the “March Agreement”) with two investors, pursuant to which we agreed to effect an additional closing of notes identical to the January Notes in which we issued the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000 (the “New Notes”), and warrants to purchase an aggregate of 2,619,048 shares of common stock at an exercise price of $0.105 per share (the “New Warrants”). The New Notes and New Warrants have identical terms to the January Notes and warrants described above. Each of the New Warrants issued was subject to the April Warrant Amendments, provided that in addition to such amendments, the New Warrants were amended to state that a portion of the New Warrants would be callable by us upon if the daily volume of our common stock was two million shares or greater for five consecutive trading days.

Trends and Uncertainties Affecting our Operations

We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. In addition, our plan for 2012 includes the sale of additional convertible notes, leveraging of the IWR license and finding a merger candidate. There is no guarantee that we will be successful in any or all of these efforts.

Liquidity and Capital Resources

At March 31, 2012, we had total current assets of approximately $745,000, consisting primarily of cash and fertilizer inventory, and had current liabilities of approximately $6.8 million, consisting primarily of term and convertible notes payable, accounts payable, liabilities from discontinued operations and derivative liabilities, leaving us with negative working capital of approximately $6.0 million. Non-current assets totaled approximately $6.4 million and consisted primarily of property and equipment and intangible assets. We have an accumulated deficit at March 31, 2012 of approximately $112 million. We had stockholders’ equity at March 31, 2012 of approximately $368,000. For the first quarter of 2012, we generated revenues from continuing operations of approximately $401,000 as compared to revenue from continuing operations of $739,000 for the same period in 2011. A full discussion of the variance in revenue is included in the results of operations section below.

Although the California fertilizer business is cash flow positive, we do not expect that it will generate enough cash to fund the corporate overhead, even though we have greatly reduced it from 2011 levels, and we do not have enough cash to fund any operating activity in the TerraSphere or IWR segments, although we continue to seek ways to generate cash and revenues from the license and patents in both the TerraSphere and IWR segments. While it is uncertain whether there will be continuing cash flows from these segments, any such cash flows will continue to be directly generated as part of the ongoing operations and continued involvement of the Company.

Presently, our liquidity is limited to our cash on hand at March 31, 2012 of approximately $77,000, and the approximately $2.8 million that we may receive in 2012 as a result of the sale of the additional convertible notes. Through May 14, 2012 we have sold $960,300 of these notes and may sell up to $237,600 per month through December 31, 2012, if certain conditions are met. Currently, all of our warrant issuances are not in the money and our stock price has been less than $.01 per share and, therefore, we do not expect to raise any significant funds due to the exercise of warrants.

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

Results of Continuing Operations

Revenue

Our revenues from continuing operations for the three month period ended March 31, 2012 was $401,000 compared to $739,000 for the same period ended March 31, 2011. The various components are described below.

Revenue from fertilizer was $387,000 for the three month period ended March 31, 2012 ($387,000 for liquid fertilizer from Gonzales and $0 from the outsourced dry fertilizer) compared to $644,000 for the same period ended March 31, 2011 ($565,000 for liquid fertilizer from Gonzales and $79,000 from outsourced dry fertilizer). This decrease of $257,000 in revenues is due to a decrease in the sale of dry product produced by an outside vendor of $79,000 and a decrease in sales at the Gonzales facility of $178,000. The decrease in sales from Gonzales is due to loss of a customer and increased competition in the organic fertilizer market. We did not have sales in 2012 of the outsourced dry fertilizer product as we did not continue the production of that product after June 2011.

The IWR segment of our business recognized revenues in the amount of $95,000 in the three month period ended March 31, 2011. This segment had no revenues in 2012, as our agreement to operate a concentrator unit in Colorado was terminated in late 2011.

Our TerraSphere segment did not report any revenues for the three month period ended March 31, 2011 and reported approximately $14,000 of revenue for the three months ended March 31, 2012. The revenue that was generated in 2012 was associated with product sales in Canada. We do not have the funds to operate the facility in Canada and we do not expect further sales in 2012 from that facility.

Cost of Goods Sold

For the three month period ended March 31, 2012, we had cost of goods of approximately $356,000 compared to $504,000 for the same period in 2011. The decrease in cost of goods sold is detailed below.

Cost of goods sold related to fertilizer at the Gonzales facility was approximately $356,000 for the three months ended March 31, 2012, leaving an operating margin of $31,000 or 8%, compared to cost of goods of $380,000 for the same period in 2011 and an operating margin of $213,000 or 33%. This decline in margin is due to a decline in sales with production costs remaining fixed.

Cost of goods for our dry fertilizer product (produced by an outside supplier) was approximately $98,000 for the three months ended March 31, 2011, leaving an operating margin of negative 24%. There was no comparable activity in 2012.

Cost of goods for our IWR segment was $26,000 for the three months ended March 31, 2011 leaving an operating margin of 73%. There was no comparable activity in 2012 as we no longer operate the Colorado facility.

General and Administrative Expenses

General and administrative expenses for the three month period ended March 31, 2012 were approximately $973,000 compared to approximately $2.3 million for the same period in 2011. The decrease of approximately $1.3 million is primarily comprised of a decrease in salaries and operating expenses, as operations have been curtailed significantly in order to conserve cash.

Interest Expense

Interest expense for the three months ended March 31, 2012 was approximately $1.2 million compared to approximately $2.3 million for the same period in 2011. This decrease of approximately $1.1 million is directly associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.

Derivative gain (loss)

For the three months ended March 31, 2012, we had a derivative gain of approximately $5.5 million compared to a derivative gain of approximately $2.4 million for the same period in 2011. This is a non-cash gain and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, and included an anti-dilution provision related to shares issued in the TerraSphere acquisition. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative gain (loss).

For the three months ended March 31, 2012, we had negative cash flows from operating activities of approximately $745,000, comprised of income from operations of approximately $3.0 million adjusted for certain non-cash items such as depreciation and amortization, non-cash interest expense associated with the issuance of convertible debt, amortization of deferred financing fees, non-cash derivative gain and an increase in accounts payable and accrued expenses. We also had negative cash flows from investing activities of approximately $501,000, primarily related to our investment in stock of a private company. The negative cash flows from both operating and investing activities was offset by approximately $1.1 million in positive cash flows from financing activities comprised of proceeds from our various convertible debt transactions. The result of the above activities decreased our cash position by approximately $178,000 for the quarter ended March 31, 2012.

For the three months ended March 31, 2011, we had negative cash flows from operating activities of approximately $2.3 million, comprised of loss from operations of approximately $1.8 million adjusted for certain non-cash items such as depreciation and amortization, non-cash interest expense associated with the issuance of convertible debt, amortization of deferred financing fees, non-cash derivative gain and a decrease in accounts payable and accrued expenses. We also had negative cash flows from investing activities of approximately $737,000, primarily related to the purchase of fixed assets in our IWR segment The negative cash flows from both operating and investing activities was offset by approximately $795,000 in positive cash flows from financing activities comprising proceeds from our various debt and equity transactions offset by repayments of debt obligations. The result of the above activities decreased our cash position by approximately $2.2 million for the quarter ended March 31, 2011.

Results of Discontinued Operations

In 2010, the Company discontinued operations at its facility in Woodbridge, NJ. The following table summarizes the components of the loss from discontinued operations.

	For the Three Months Ended March 31,
	2012	2011
Revenue from discontinued operations	$—	$—

Loss from discontinued operations	$(278)	$(499)

The Company does not expect to have any continuing positive cash flows from operations associated with the Woodbridge, NJ facility.

The following table provides the assets and liabilities of the Woodbridge, NJ facility, classified as discontinued operations, in the consolidated balance sheets as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Accounts payable	$528,297	$528,377
Accrued expenses	—	—
Other liabilities	—	—

Liabilities of discontinued operations	$528,297	$528,377

The Company is actively working with vendors to satisfy the liabilities outstanding at March 31, 2012.

Critical Accounting Policies and Estimates

Our plan of operation is based in part upon the Company’s unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the unaudited interim consolidated financial statements, and the reported amounts of expenses during the periods covered.

We evaluate our estimates on an on-going basis. The most significant estimates relate to the recovery of long-lived intangible assets, the estimate of the fair value of consideration in business combinations, the fair value of financial instruments related to equity and debt transactions and estimations of valuation allowances. We base our estimates on historical Company and industry experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our unaudited interim consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as the results of our operations and other economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

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

The IWR operation could generate revenues by setting up treatment systems on customers’ sites and processing their wastewater on a price-per-gallon basis.

The Company’s vertical farming operation could generate revenues from licensing fees, and expects to also derive revenues from license royalties, the sale of equipment and sales from the operation of the Company’s own growing facilities using the Company’s patented technology.

The Company grants exclusive licenses to use its proprietary vertical farming system (“Growth System”) for the remaining 15 year term of the associated patents. The licenses provide for (i) the payment of an initial license fee in installments over periods ranging from nine months to one year, and (ii) the payment of continuing royalties based on a percentage of the licensee’s sales, subject to an annual minimum. The licenses are generally not transferable without the permission of the Company.

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

License fees received in cash or recorded as receivables due prior to the time the delivered elements have stand alone value are deferred as deferred revenue.

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

Discontinued Operations

We discontinued the operations of our Woodbridge, NJ facility during the third quarter of 2010. Assets and liabilities related to the Woodbridge, NJ facility have been classified as discontinued operations on the consolidated balance sheets at March 31, 2012 and December 31, 2011 and its operations have been classified as loss from discontinued operations on the consolidated statements of operations and comprehensive loss for the quarters ended March 31, 2012 and 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of March 31, 2012, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or a reasonably likely to materially affect, our internal control over financial reporting. Potential investors should be aware that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any system of controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

On August 25, 2011, TerraSphere, Inc., our wholly owned subsidiary, was named as a defendant in an action filed in the United States district court for the eastern district of Michigan against TerraSphere Systems, LLC and TerraSphere, Inc. The plaintiff alleges, among other things, breach of fiduciary responsibilities regarding a joint venture agreement. The parties sought to resolve this matter but were unsuccessful. Responsive pleadings were filed and TerraSphere, Inc. has been dismissed from the lawsuit. TerraSphere Systems, LLC remains a defendant and we plan to vigorously defend this matter. At this time we are unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded relating to this matter.

In January 2012, Converted Organics Inc. (the “Company”) received notice that a complaint has been filed in the United States District Court for the District of Massachusetts, captioned Aboriginal Import Export, Ltd. and Nicholas G. Brusatore (the “plaintiffs”) v. TerraSphere Systems LLC, Converted Organics, Inc., William A. Gildea, Edward Gildea, Mark C. Gildea, and TerraSphere, Inc. (the “defendants”). The allegations in the complaint relate to the Company’s acquisition of TerraSphere Systems, LLC in November 2010. On April 27, 2012 the parties entered into a settlement agreement pursuant to which the plaintiffs voluntarily dismissed the action with prejudice and without costs or fees. Pursuant to the settlement agreement, the parties agreed to terminate the restrictive covenant included in the acquisition agreement regarding the ability of the plaintiffs to compete with the Company. In addition, the parties agreed to release their claims against each other as they related to the legal action or the acquisition agreement pursuant to which the Company acquired TerraSphere Systems, LLC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On March 6, 2012, our previously approved implementation of a 1-for-500 reverse split of our common stock became effective. On such date, every five hundred shares of pre-split common stock were automatically converted into one share of post-split common stock. The reverse split affects all issued and outstanding shares immediately prior to the effective date of the reverse split.

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

Converted Organics Inc.

Date: May 14, 2012	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer, Principal Executive Officer

Date: May 14, 2012	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration and Principal Accounting Officer