Form 10-Q
period 2012-06-30
Converted Organics Inc.
filed 2012-08-10
CIK 1366340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 9, 2012, there were 310,988,674 shares of our common stock outstanding.

INDEX

Page.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2012 (unaudited)	5
Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	6
Notes to Interim Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	26
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1. FINANCIAL STATEMENTS

CONVERTED ORGANICS INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$208,014	$254,783
Accounts receivable, net	272,874	27,762
Inventories	141,236	274,391
Prepaid expenses and other assets	127,324	55,122
Deferred financing costs, net	29,787	24,642

Total current assets	779,235	636,700

Deposits and other non-current assets	523,136	535,033
Investment	495,000	—
Property and equipment, net	1,118,949	1,320,653
Intangible assets, net	4,141,002	4,388,604

Total assets	$7,057,322	$6,880,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable - related party	$72,351	$72,351
Accounts payable	1,607,109	1,363,963
Accrued expenses	613,327	575,720
Convertible notes payable, net of unamortized discount	994,844	2,157,808
Obligation to issue shares	—	9,127
Derivative liabilities - current portion	1,915,993	6,307,081
Deferred revenue	135,000	95,000
Liabilities of discontinued operations	526,200	528,377

Total current liabilities	5,864,824	11,109,427

Derivative liabilities, net of current portion	1,052,492	—

Total liabilities	6,917,316	11,109,427

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 13,281 ($1,000 stated value) shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	13,281,000	13,281,000
Common stock, $.0001 par value, 1,000,000,000 shares authorized; 180,530,472 and 208,890 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	18,052	21
Additional paid-in capital	100,752,725	97,700,326
Accumulated deficit	(113,681,561)	(115,033,963)
Accumulated other comprehensive income	35,433	30,866

	405,649	(4,021,750)
Non-controlling interests	(265,643)	(206,687)

Total stockholders’ equity	140,006	(4,228,437)

Total liabilities and stockholders’ equity	$7,057,322	$6,880,990

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$627,280	$1,429,710	$1,028,269	$2,168,886

Cost of goods sold	486,071	953,959	841,647	1,458,426

Gross profit	141,209	475,751	186,622	710,460

Operating expenses:
Selling, general and administrative expenses	728,367	3,801,637	1,701,170	6,118,811
Amortization of intangibles assets	127,129	172,993	254,196	345,878
Research and development	—	152	—	16,023
Goodwill impairment	—	962,427	—	962,427

	855,496	4,937,209	1,955,366	7,443,139

Loss from continuing operations	(714,287)	(4,461,458)	(1,768,744)	(6,732,679)

Other income (expense):
Other income (expense)	(349)	21,930	32,135	28,953
Gain (loss) on change in fair value of obligations to issue shares	—	457,836	9,127	525,664
Gain on settlement of debt	—	—	—	225,000
Loss on abandonment of asset	—	—	(123,101)	—
Loss on debt modification	(2,798,663)	—	(3,000,205)	—
Gain on change in fair value of derivative liability	3,479,261	6,851,730	8,973,441	9,249,513
Interest expense	(1,642,809)	(3,565,784)	(2,830,985)	(5,840,246)

	(962,560)	3,765,712	3,060,412	4,188,884

Income (loss) from continuing operations before provision for income taxes	(1,676,847)	(695,746)	1,291,668	(2,543,795)

Provision for income taxes	—	—	—	—

Net income (loss) from continuing operations	(1,676,847)	(695,746)	1,291,668	(2,543,795)

(Loss) income from discontinued operations	968	146,970	690	146,471

Net income (loss)	(1,675,879)	(548,776)	1,292,358	(2,397,324)
Net loss attributable to non-controlling interest	(16,368)	(192,281)	(60,044)	(253,276)

Net income (loss) attributable to Converted Organics Inc. before other comprehensive income (loss)	(1,659,511)	(356,495)	1,352,402	(2,144,048)

Other comprehensive income (loss):
Foreign currency translation adjustment	37,594	(3,808)	5,655	(14,304)

Comprehensive income (loss)	(1,621,917)	(360,303)	1,358,057	(2,158,352)

Comprehensive loss attributable to non-controlling interest	7,237	(734)	1,088	(2,754)

Comprehensive income (loss) attributable to Converted Organics Inc.	$(1,629,154)	$(359,569)	$1,356,969	$(2,155,598)

Earnings (loss) per share, basic and diluted:
Continuing operations	$(0.01)	$(31.32)	$0.01	$(124.71)
Discontinued operations	0.00	6.62	0.00	7.18

	$(0.01)	$(24.70)	$0.01	$(117.53)

Weighted average common shares outstanding, basic and diluted	168,111,796	22,215	86,196,048	20,398

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(UNAUDITED)

	Preferred Stock Series A		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total	Non-Controlling Interests	Total Stockholders’ Equity
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount
Balance, December 31, 2011	13,281	$13,281,000	208,890	$21	$97,700,326	$(115,033,963)	$30,866	$(4,021,750)	$(206,687)	$(4,228,437)
Common stock issued to settle convertible notes obligations	—	—	180,321,592	18,031	3,052,399	—	—	3,070,430	—	3,070,430
Foreign currency translation adjustment	—	—	—	—	—	—	4,567	4,567	1,088	5,655
Net income	—	—	—	—	—	1,352,402	—	1,352,402	(60,044)	1,292,358

Balance, June 30, 2012	13,281	$13,281,000	180,530,482	$18,052	$100,752,725	$(113,681,561)	$35,433	$405,649	$(265,643)	$140,006

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,292,358	$(2,397,324)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense of intangible assets and other assets	334,051	683,809
Depreciation and amortization of property and equipment	80,676	130,461
Provision for losses on accounts receivable	—	(75,875)
Amortization of discounts on notes payable	1,683,338	5,558,287
Interest expense in relation to issuance of convertible debt	1,142,168	268,486
Common stock issued as compensation	—	1,557,825
Common stock issued as payment of expenses	—	76,250
Stock option compensation expense	—	669,444
Gain on change in fair value of obligations to issue shares	(9,127)	(525,664)
Gain on settlement of debt	—	(225,000)
Loss on debt modification	3,000,205	—
Gain on settlement of accounts payable	—	(164,348)
Goodwill impairment	—	962,427
Loss on abandonment of asset	123,101	—
Loss on write-down of construction costs	—	113,543
Gain on change in fair value of derivative liability	(8,973,441)	(9,249,513)

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(245,112)	(405,188)
Inventories	133,155	(81,468)
Prepaid expenses and other current assets	(85,876)	(49,885)
Deposits and other non-current assets	25,524	(1,045)
Increase (decrease) in:
Accounts payable	242,722	(967,118)
Accrued expenses	37,882	(242,042)
Deferred revenue	40,000	—

Net cash used in operating activities	(1,178,376)	(4,363,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(937,958)
Patent costs	(6,594)	(13,654)
Purchase of other assets	(495,000)	—

Net cash used in investing activities	(501,594)	(951,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	—	(125,000)
Deferred financing costs for short-term notes	(85,000)	—
Net proceeds from short-term notes	1,716,600	4,245,000

Net cash provided by financing activities	1,631,600	4,120,000

Net effect of exchange rate changes on cash	1,601	(16,082)

NET DECREASE IN CASH	(46,769)	(1,211,632)

Cash, beginning of year	254,783	3,039,941

Cash, end of year	$208,014	$1,828,309

Supplemental cash flow information:
Cash paid during the period for:
Interest	$9,088	$12,603

Non-cash financing activities:
Fair value of derivatives issued in conjunction with debt and equity financing	$3,019,384	$4,667,269
Discount on convertible note issued in connection with financings	1,877,216	—
Equipment acquired through assumption of accounts payable	—	817,547
Common stock issued to settle convertible notes obligations	—	6,051,972
Common stock issued as settlement of discontinued operations obligations	—	1,344,000

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In management’s opinion, the interim consolidated financial statements and accompanying notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of these financial statements.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for other interim periods or for the entire year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in Converted Organics Inc.’s Form 10-K/A as of and for the year ended December 31, 2011.

NATURE OF OPERATIONS

Converted Organics Inc. and its subsidiaries (collectively the “Company”) utilize innovative clean technologies to establish environmentally friendly businesses. The Company is dedicated to creating a cleaner, greener future, and operates using sustainable business practices that support this vision. During the six months ended June 30, 2012, the Company has three business segments: Organic Fertilizer, Industrial Wastewater Treatment and Vertical Farming.

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

CONVERTED ORGANICS INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

The business activities associated with the Company’s Industrial Waste Water facility in Colorado, which are included in the Industrial Wastewater Treatment segment are recorded on the books of the parent company, Converted Organics Inc., and not in a separate subsidiary. On January 30, 2012, the Company announced that it had defaulted on its agreement with South Canyon Waste Systems and therefore had no revenue for the three and six months ended June 30, 2012.

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

On December 30, 2010, Converted Organics Inc. purchased a majority ownership interest of the vertical farming entity, GoLocalProduceRI, LLC located in Rhode Island. The Company has not had any material operating activity in this subsidiary since inception.

In February 2012, the Company’s vertical farming segment entered into a license agreement whereby the Company granted the use of the TerraSphere technology to produce medical marijuana. The Company received $40,000 for this license, which is recorded as deferred revenue until revenue recognition criteria are met, and agreed to return a non-refundable deposit of 3 million shares of common stock in a publicly traded company, which was previously given to the Company for an option to purchase its PharmaSphere business.

NOTE 2 — GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the interim consolidated financial statements, the Company has an accumulated deficit, has suffered significant net losses and negative cash flows from operations, and has negative working capital, which raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited interim consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

As reflected in the interim consolidated financial statements, the Company incurred a loss from continuing operations before other income of approximately $1.8 million for the six months ended June 30, 2012 and as of June 30, 2012 has an accumulated deficit of approximately $113.7 million and a working capital deficiency of approximately $5.1 million.

Presently, the Company’s liquidity is limited to cash on hand at June 30, 2012 of approximately $208,000 and up to approximately $1.4 million that may be received in 2012 as a result of the sale of the additional convertible notes. As of June 30, 2012, the Company has sold $1,338,260 of these notes and may sell up to $237,600 per month through December 31, 2012, if certain conditions are met. There is no assurance that the holder of the notes will continue to purchase the monthly amount and, as such, it may not receive these funds to fund continuing operations.

If the Company does not receive additional funds from external funding sources or from the continued sale of convertible notes on a monthly basis during the remainder of 2012, the Company will not have sufficient cash to be able to continue its operations. The Company anticipates that it will exhaust its cash position as of December 31, 2012 and unless additional financing can be secured (for which there are no commitments), the Company will not be able to continue operations after December 31, 2012. Therefore, in the fourth quarter of 2011, in order to conserve cash, the Company determined to continue operations in the organic fertilizer business segment while curtailing all but essential personnel at the corporate level and in the industrial wastewater treatment and vertical farming business segments.

CONVERTED ORGANICS INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying interim consolidated financial statements include the balances of Converted Organics Inc. and its wholly-owned subsidiaries, Converted Organics of California, LLC, Converted Organics of Woodbridge, LLC, Converted Organics of Mississippi, LLC and its majority-owned subsidiaries Converted Organics of Rhode Island, LLC, TerraSphere Inc. and GoLocalProduceRI, LLC. The minority-owned interest in its subsidiaries is included in the Company’s consolidated financial statements as non-controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the interim consolidated financial statements. Actual results could differ from those estimates.

Among the most significant estimates used in the preparation of the Company’s interim consolidated financial statements are the projections of future cash flows from the Company’s business segments used in assessing whether there has been any impairment to the Company’s long-lived assets, intangible assets or goodwill, the valuation of derivative liabilities and liabilities for discontinued operations. These estimates are inherently uncertain and may require significant adjustments based on future events. The effect of any such adjustments could be significant.

INVESTMENT

On March 12, 2012, the Company entered into a Securities Purchase Agreement (the “Preferred Stock Purchase Agreement”), pursuant to which the Company acquired 150 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) of Innovate/Protect, Inc., a privately-held Delaware corporation, for $495,000. Innovate/Protect, Inc. maximizes the economic benefit of intellectual property assets, and through its subsidiary, I/P Engine, initiated a patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against Google, Inc., AOL, Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation for unlawfully using systems that incorporate features claimed in two patents owned by I/P Engine. Upon acquisition of the shares of Preferred Stock, the Company converted the shares of preferred stock into shares of common stock. As of June 30, 2012, the Company has accounted for this investment at cost.

During July 2012, Innovate/Protect completed a merger with Vringo Inc. (NYSE Amex: VRNG), a provider of software platforms for mobile social and video applications and the Company received 452,640 shares of Vringo stock and 186,408 warrants valued at $1.76 per share by the NYSE on the date of the merger. Upon the receipt of Vringo shares, the Company will recognize this investment at fair value, using Level 1 inputs, and will mark it to market at each reporting period.

DEFERRED FINANCING COSTS

In connection with its various private financings, the Company incurs fees which are capitalized and are being amortized over the term of the related loans. Amortization expense associated with private financings totaled $1,683,338 and $5,558,287 for the six months ended June 30, 2012 and 2011, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

There have been no new accounting pronouncements during the three months ended June 30, 2012, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, that are of significance, or potential significance, to the Company.

NOTE 4 — INVENTORIES

The Company’s inventories consisted of the following:

	June 30, 2012	December 31, 2011
Finished goods	$113,107	$224,009
Raw materials	28,129	50,382

Total inventories	$141,236	$274,391

CONVERTED ORGANICS INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 5 — DEBT

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed TerraSphere’s existing liability to a third party (unrelated to the Company or TerraSphere) for a note payable in the amount of $350,000 with a fixed interest rate of 15% per annum. Interest only payments totaling $4,375 were due monthly with the principal balance due August, 27, 2011. On March 9, 2011, the Company entered into an agreement with the third party regarding its $350,000 promissory note payable. In consideration of receiving a lump sum cash payment of $125,000, the third party released and discharged the Company from all obligations under the note. This gain on settlement of $225,000 is included in other income (expense) in the consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2011.

NOTE PAYABLE — RELATED PARTY

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed an unsecured note payable to William Gildea, Secretary of the Company and brother of Edward Gildea, President of the Company, which has an interest rate of 10% per annum. The principal amount due totaled $72,351 at June 30, 2012 and December 31, 2011. The Company incurred interest expense totaling $3,608 and $3,588 for the six months ended June 30, 2012 and 2011, respectively.

CONVERTIBLE NOTES PAYABLE

On April 1, 2011, the Company entered into a second Securities Purchase Agreement (the “Second Purchase Agreement”) with an institutional investor (the “Buyer”) whereby, the Company agreed to sell to the Buyer certain notes and warrants. Pursuant to the terms of the Agreement, the Company agreed to sell to the Buyer a convertible note in the aggregate original principal amount of $3,850,000 (the “Original Note”), which is convertible into shares of common stock. The Original Note is non-interest bearing and was issued with an original issue discount of approximately 9%. The Company recorded the initial fair values of the OID and the conversion feature from the warrants up to the gross proceeds of the note ($3,500,000) as a discount on the Original Note which was to be amortized ratably over the six-month term. Net proceeds of the Original Note were $3,325,000 and at December 31, 2011, the carrying value of the Original Note was $2,685,686 and the associated unamortized discount was $527,878. The note was fully converted in April, 2012.

The Company has adopted Accounting Standards Codification Topic 470 Modifications and Extinguishments (ASC 470), which defines a debt modification. ASC 470 establishes that a modification exists if the terms of the embedded conversion option from which the change in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is at least 10 percent of the carrying amount of the original debt instrument immediately before the modification or exchange. On March 12, 2012, the effective date of the January 2012 and April 2011 additional Note amendments, the Company measured the fair value of the embedded conversion option and determined that the change in fair value immediately before and after the amendments were greater than 10 percent resulting in debt modifications. In accordance with ASC 470, the Company has recognized a loss on debt modifications of $3,000,205 on the accompanying interim consolidated statements of operations and comprehensive income for the six months ended June 30, 2012.

On January 3, 2012 the Company entered into a Purchase Agreement, whereby the Company agreed to sell to an investor twelve (12) senior secured convertible notes (each note the “Note,” and collectively the “Notes”). The initial Note has an original principal amount of $247,500, and was issued for a purchase price of $225,000. The remaining eleven (11) Notes each have an original principal amount of up to $237,600. The aggregate principal amount of the Notes that it may issue pursuant to the Purchase Agreement is $2,861,100, for an aggregate purchase price of $2,601,000, if certain conditions are met. Each Note matures eight (8) months after issuance. The closing of the purchase of the initial Note occurred on January 6, 2012, with subsequent closings taking place each month from February through June 2012 and the closing of the remaining Notes being expected to occur on the first day of each month thereafter, subject to certain closing conditions. The Notes are being issued with an original issue discount and are not interest bearing, unless the Company is in default on the Notes, in which case the Notes carry an interest rate of 18% per annum. As of June 30, 2012, the total principal outstanding on these notes was $1,338,260.

On March 12, 2012, the Company entered into an agreement with two investors, pursuant to which it agreed to effect an additional closing under the January 3, 2012 convertible note in which it will issue the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000, and warrants to purchase an aggregate of 5,238 shares of common stock at an exercise price of $52.50 per share. The notes are convertible into shares of its common stock at a conversion price equal to the lowest of (1) $0.105 per share (the “Fixed Conversion Price”), (2) the price which is 85% of the three lowest closing sale prices of the its common stock during the twenty trading day period preceding the applicable conversion date, and (3) the price which is 85% of the closing sale price of its common stock on the trading day preceding the applicable conversion date; provided that if it makes certain dilutive issuances (with limited exceptions), the Fixed Conversion Price of the Notes will be lowered to the per share price for the dilutive issuances. The closing of the purchase of the Notes and Warrants occurred on March 13, 2012. As of June 30, 2012, the outstanding principal on this additional closing note was $550,000.

CONVERTED ORGANICS INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 5 — DEBT (Continued)

On March 12, 2012, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company acquired 150 shares of Series A Convertible Preferred Stock of Innovate/Protect, Inc., a privately-held Delaware corporation, for $495,000. In the March 12, 2012 agreement detailed in the preceding paragraph, the Company agreed to utilize the proceeds from the issuance of the New Notes to purchase the Preferred Shares (see Note 3 –Investment).

NOTE 6 — DERIVATIVE INSTRUMENTS

The following tables detail activity for the six months ended June 30, 2012 for derivative instruments in existence as of December 31, 2011 as well as new derivative instruments entered into during the six months ended June 30, 2012 as described below. For further details regarding derivative instruments in existence as of December 31, 2011, refer to the Company’s 10-K/A filed on April 10, 2012.

On January 3, 2012, the Company entered into an agreement with an institutional investor whereby the Company agreed to sell to the investor twelve senior secured convertible notes (the “January Notes”). The initial January Note was issued on January 6, 2012 in an original principal amount of $247,500, for a purchase price of $225,000. The remaining eleven January Notes will each have an original principal amount of up to $237,600. Each January Note matures eight months after issuance. The total face value of the twelve notes under this agreement will be $2,861,100, assuming each note is sold to the investor for full value. As of June 30, 2012 the total principal outstanding on these notes was $1,338,260. The January Notes are convertible into shares of its common stock at a conversion price equal to 80% of lowest bid price of its common stock on the date of conversion.

In conjunction with the January Notes, the Company also agreed to issue to the investor up to twelve warrants to acquire shares of common stock (January Warrants), each such issuance to occur along with each purchase of a January Note. Each warrant provides that the holder is initially entitled to purchase the number of shares of common stock equal to 50% of the number of shares of common stock issuable upon conversion in full of the applicable January Note (based on initial fixed conversion price equal to the three lowest closing sale prices of its common stock during the twenty trading day period preceding the issuance of the particular January Note, with respect to each January Note, such term is referred to as the “Fixed Conversion Price”) at an initial exercise price equal to the Fixed Conversion Price of the applicable January Note that is issued along with such warrant. As of June 30, 2012, 92,934,772 shares of common stock underlie these warrants.

On March 12, 2012, the Company entered into an agreement (the “March Agreement”) with two investors, pursuant to which it agreed to effect an additional closing of notes identical to the January Notes in which it issued the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000 (the “New Notes”), and warrants to purchase an aggregate of 2,619,048 shares of common stock at an exercise price of $0.105 per share (the “New Warrants”). The New Notes and New Warrants have identical terms to the January Notes and January Warrants described above. Each of the New Warrants issued was subject to the April 2012 Warrant Amendments, provided that in addition to such amendments, the New Warrants were amended to state that a portion of the New Warrants would be callable by the Company if the daily volume of its common stock was two million shares or greater for five consecutive trading days. As of June 30, 2012, 38,194,444 shares of the Company’s common stock underlie these warrants.

CONVERTED ORGANICS INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)

As of June 30, 2012, the Company has recognized the following warrants as derivative instruments:

Issue Date	Class/ Series	Price	Outstanding at Dec 31, 2011	Issued/amended	Exercised or Canceled	Outstanding and Exercisable at June 30, 2012	Fair Value at June 30, 2012	Fair Value at Dec 31, 2011
05/07/09*	Class C	$250 -5,000	177	—	(177)	—	$—	$116
05/07/09*	Class D	$250 -5,100	83	—	(83)	—	$—	$54
09/08/09	Class G	$6,250	500	—	(500)	—	$—	$611
04/22/10	Class I	$5,300	233	—	(233)	—	$—	$289
12/17/10**	Series A	$250	499	17,325,890	—	17,326,389	$100,151	$1,316
12/17/10**	Series C	$.0072	499	—	(499)	—	$—	$1,316
04/01/11	Series A	$250	963	33,419,176	—	33,420,139	$192,698	$2,572
04/01/11	Series B	$.0072	2,219	—	(2,219)	—	$—	$1,022
04/01/11	Series C	$250	869	—	(869)	—	$—	$2,322
01/03/12***	New Notes	$.0072	—	92,934,722	—	92,934,722	$538,443	$—
03/12/12	Additional Notes	$.0072	—	38,194,444	—	38,194,444	$221,200	$—

			6,042	181,874,232	(4,580)	181,875,694	$1,052,492	$9,618

*	The above table reflects repricing of all warrants to $250 in August 2011, except 27 Class C and 13 Class D warrants which remained at $5,000 and $5,100, respectively.
**	Includes warrants issued on March 7, 2011.
***	Includes January notes and each subsequent monthly note.

The Company also recognized certain conversion features issued in conjunction with debt as derivative instruments:

Issue Date	Price	Outstanding at December 31, 2011	Issued	Exercised or Canceled	Outstanding and Exercisable at June 30, 2012	Fair Value at June 30, 2012	Fair Value at December 31, 2011
April 1, 2011	$2,000	2,083	—	(2,083)	—	$—	$6,157,299
January 3, 2012	$.0072	—	278,804,167	—	278,804,167	$1,335,028	—
March 12, 2012	$.0072	—	114,583,333	—	114,583,333	$560,383	$—

		2,083	393,387,500	(2,083)	393,387,500	$1,915,411	$6,157,299

The derivative fair value amount associated with the conversion features issued on the April 2011 derivative instrument has increased as the conversion stock price has decreased from the original conversion price of $2,000.

In March 2012, the Company amended certain provisions of its April 2011 Original Note financing to amend the conversion price definition and as a result the Company recorded charges in its interim consolidated statements of operations for the six months ended June 30, 2012 of $3,000,205, associated with these debt modifications.

CONVERTED ORGANICS INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)

The warrants and conversion features above were revalued at June 30, 2012 and December 31, 2011 using a binomial lattice pricing model using certain assumptions related to the probability of exercise and the following:

Risk free interest rate	0.02% - 1.60%
Dividend yield	0
Volatility	202% - 447%
Expected term	3 months to 5 years

In addition to the above derivative transactions, on November 12, 2010, the Company completed the acquisition of TerraSphere Systems, LLC, where it determined that as a result of an anti-dilution provision included in the purchase agreement, certain additional shares may have to be issued. The Company estimated that approximately 408 shares could be issued and classified the anti-dilution provision as a derivative liability. As of June 30, 2012 and December 31, 2011, the Company revalued the derivative liability to $582 and $140,164, respectively, based on the closing share price of the stock on that date.

The derivative liabilities reflected on the consolidated balance sheets at June 30, 2012 and December 31, 2011 totaled $2,968,485 and $6,307,081 respectively, and the derivative gains for the six months ended June 30, 2012 and 2011 were $8,973,441 and $9,249,513, respectively.

NOTE 7 — FAIR VALUE MEASUREMENTS

The Company’s liabilities that are reported at fair value in the accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011 were as follows:

	Level of Hierarchy	Balance
		June 30, 2012	December 31, 2011
Obligations to issue shares	Level 2	$—	$9,127
Derivative warrants and anti-dilution provision liabilities	Level 3	$2,968,485	$6,307,081

The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the three and six months ended June 30, 2012:

	Three months ended	Six months ended
Balance, beginning of period	$(2,599,889)	$(6,307,081)
Conversions	256,662	384,744
Issuances	(1,305,856)	(3,019,384)
Loss on Debt Modification	(2,798,663)	(3,000,205)
Net gains	3,479,261	8,973,441

Balance, end of period	$2,968,485	$2,968,485

The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, for which carrying amounts approximate fair value.

NOTE 8 — STOCKHOLDERS’ EQUITY

STOCK OPTIONS

During the six months ended June 30, 2012, the Company did not issue any stock options, none were exercised and 163 were forfeited. Therefore, as of June 30, 2012, the Company had 942 stock options outstanding with a weighted average price per share of $4,600 and an average remaining life of 8.50 years.

REVERSE SPLIT OF COMMON STOCK

On February 22, 2012, the Company implemented a one for five hundred (1:500) reverse split of its common stock. The effect of the reverse stock split is retroactively reflected in the accompanying interim consolidated financial statements and footnotes.

On June 8, 2012 the Company received authority to implement another reverse split and to increase its common shares authorized to one billion. The increase of shares of common stock to one billion shares took place in June 2012. At the time of filing this report, the Company has not decided when, or if, it will affect the reverse split that was approved on June 8, 2012.

CONVERTED ORGANICS INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

STOCK ISSUANCES

During the six months ended June 30, 2012, the Company has issued 180,321,592 shares of its common stock to reduce principal of $3,070,430 on its convertible debt.

WARRANTS

In addition to the warrants classified as derivatives, the Company has also recognized certain warrants as equity instruments.

The following table sets forth the outstanding warrants classified as equity instruments as of June 30, 2012:

Warrants	Price	Outstanding at December 31, 2011	Issued	Exercised	Canceled	Outstanding at June 30, 2012	Exercisable at June 30, 2012
Class B	$55,000	530	—	—	(530)	—	—
Class E	$8,150	300	—	—	—	300	300
Class F	$6,250	117	—	—	—	117	117
Class H	$6,500	3,450	—	—	—	3,450	3,450
Class J	$2,700	325	—	—	—	325	325
Class K	$2,700	231	—	—	—	231	231

		4,953				4,423	4,423

NOTE 9 — DISCONTINUED OPERATIONS

In 2010, the Company discontinued operations at its facility in Woodbridge, NJ. The Company is actively working with vendors to satisfy the $526,200 of liabilities outstanding at June 30, 2012. For the six month periods ended June 30, 2012 and 2011, the Company had income from discontinued operations of $690 and $146,471, respectively, as a result of favorable settlements with certain of its creditors.

NOTE 10 — SEGMENT REPORTING

The Company has three business segments, which are (1) organic fertilizer, (2) industrial wastewater treatment and (3) vertical farming Based on the nature of products and services offered, the Company has determined each line of business is a reportable segment at June 30, 2012.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. There were no intersegment sales for the three and six months ended June 30, 2012 and 2011. The discreet financial information is presented below as of and for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30, 2012
	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$627,280	$—	$—	$—	$627,280
Operating loss from continuing operations(1)	(29,356)	(102,656)	—	(582,275)	(714,287)
Depreciation and amortization(2)	106,692	54,577	—	41,782	203,051
Interest expense(3)	—	1,804	—	1,641,005	1,642,809
Net income (loss)	(29,356)	(138,081)	—	(1,508,442)	(1,675,879)

CONVERTED ORGANICS INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 10 — SEGMENT REPORTING (Continued)

	For the Three Months Ended June 30, 2011
	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$1,274,092	$50,000	$105,618	$—	$1,429,710
Operating loss from continuing operations(1)	11,447	(724,932)	(48,241)	(3,699,732)	(4,461,458)
Depreciation and amortization(2)	106,195	113,253	33,333	188,820	441,601
Interest expense(3)	—	5,432	—	3,560,352	3,565,784
Net income (loss)	11,447	(715,133)	(48,241)	203,151	(548,776)

	For the Six Months Ended June 30, 2012
	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$1,013,946	$14,323	$—	$—	$1,028,269
Operating loss from continuing operations(1)	(203,083)	(293,079)	—	(1,272,582)	(1,768,744)
Depreciation and amortization(2)	213,383	121,489	—	79,855	414,727
Interest expense(3)	—	3,608	—	2,827,377	2,830,985
Net income (loss)	(203,083)	(420,925)	—	1,916,366	1,292,358
Total assets (4)	3,006,898	2,881,212	995,000	174,212	7,057,322

	For the Six Months Ended June 30, 2011
	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$1,918,092	$50,000	$200,794	$—	$2,168,886
Operating loss from continuing operations(1)	(70,554)	(1,275,991)	(51,064)	(5,335,070)	(6,732,679)
Depreciation and amortization(2)	211,284	226,168	38,887	337,931	814,270
Interest expense(3)	—	12,074	—	5,828,172	5,840,246
Net income (loss)	(70,554)	(1,047,831)	(51,064)	(1,227,875)	(2,397,324)

(1)	Operating income (loss) of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.
(2)	Depreciation and amortization expense associated with property and equipment, intangibles and deferred financing fees. Corporate amortization expense relates to deferred financing fees.
(3)	Corporate interest expense is primarily related to amortization of discounts on convertible notes payable.
(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, prepaid expenses, certain other assets and deferred financing costs.

Revenues are attributable to geographic areas based on the locations of the customers, which are primarily within the continental United States. The fertilizer segment derived approximately $508,000 or 50% of its revenues from 2 customers and the vertical farming segment derived 100% of its revenue from one customer for the six months ended June 30, 2012. The industrial wastewater segment had no reportable income for the six months ended June 30, 2012. The fertilizer segment derived approximately $849,000 or 44% of its revenues from 3 customers and the vertical farming and industrial wastewater segments derived 100% of their revenue from one customer for the six months ended June 30, 2011.

CONVERTED ORGANICS INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE 11 — LEGAL PROCEEDINGS

The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf, except as follows:

On August 25, 2011, TerraSphere, Inc., a wholly owned subsidiary of the Company, was named as a defendant in an action filed in the United States district court for the eastern district of Michigan against TerraSphere Systems, LLC and TerraSphere, Inc. The plaintiff alleges, among other things breach of fiduciary responsibilities regarding a joint venture agreement. The parties sought to resolve this matter but were unsuccessful. Responsive pleadings were filed and TerraSphere, Inc. has been dismissed from the lawsuit. TerraSphere Systems, LLC remains a defendant and the Company plans to vigorously defend this matter. At this time, the Company is unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded relating to this matter.

In January 2012, Converted Organics Inc. (the “Company”) received notice that a complaint has been filed in the United States District Court for the District of Massachusetts, captioned Aboriginal Import Export, Ltd. and Nicholas G. Brusatore (the “plaintiffs”) v. TerraSphere Systems LLC, Converted Organics, Inc., William A. Gildea, Edward Gildea, Mark C. Gildea, and TerraSphere, Inc. (the “defendants”). The allegations in the complaint relate to the Company’s acquisition of TerraSphere Systems, LLC in November 2010. On April 27, 2012, the parties entered into a settlement agreement pursuant to which the plaintiffs voluntarily dismissed the action with prejudice and without costs or fees. Pursuant to the settlement agreement, the parties agreed to terminate the restrictive covenant included in the acquisition agreement regarding the ability of the plaintiffs to compete with the Company. In addition, the parties agreed to release their claims against each other as they related to the legal action or the acquisition agreement pursuant to which the Company acquired TerraSphere Systems, LLC.

NOTE 12 — SUBSEQUENT EVENTS

For the period from July 1, 2012 through August 9, 2012, the Company has issued 130,458,202 shares of its common stock to reduce the principal amount of its convertible debt by $347,500.

For the period from July 1, 2012 until August 9, 2012 the Company has sold one additional convertible note under the January 2012 convertible note agreement with a total face value of $114,400.

The Company evaluated subsequent events through August 9, 2012 to determine whether or not any such events required disclosure in this form 10-Q.

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

General

As of the filing date of this report, we have entered into a limited financing agreement that provides for monthly working capital needs (which may be discontinued by the investor if it believes in its good faith discretion that the prospect of repayment is impaired or is unlikely to occur) at the corporate level, which, if certain conditions are met, would allow us to operate until December 31, 2012, but we currently do not have sufficient cash to operate or expand our Industrial Wastewater Treatment (“IWR”) and Vertical Farming (“TerraSphere”) segments. In addition, if our monthly financing arrangement is terminated for any reason, we would no longer have sufficient funds to continue our corporate operations. Presently, within our Organic Fertilizer segment, our facility in Gonzales, CA is operational and self supporting (assuming no corporate overhead) but does not provide enough cash flow to either fund corporate operating needs or expand that business segment. Our Industrial Wastewater Treatment segment continues to own an exclusive license to operate licensed technology, however, the concentrator unit located in Colorado has been abandoned and the management agreement to operate that concentrator unit has been terminated due to lack of cash sufficient to pay the costs of financing the equipment. Our Vertical Farming segment owns patents related to that industry and in early 2012 issued a license for $40,000 for use in the production of medical marijuana; however, the Company lacks the cash to fund the ongoing development expenses for the TerraSphere segment. While it is uncertain whether there will be continuing cash flows from these segments, any such cash flows will continue to be directly generated as part of the ongoing operations and continued involvement of the Company. Based on current operations or the ownership of certain licenses and patents we have not classified any of our business segments as discontinued operations in the accompanying interim consolidated financial statements.

Our plan is to continue to seek a way to provide value to our shareholders and we feel the best way to do that is to work with our creditors to pay off our debt, continue to operate our organic fertilizer segment, find investment for, or a buyer for, the Industrial Wastewater Treatment segment, spin off segments, or portions thereof to our shareholders, and seek a merger partner that can benefit from our status as a public company.

Presently, we believe the only way to proceed to implement this plan is to have the holder of our outstanding convertible secured promissory note continue to convert the note into shares of common stock and to continue to sell new convertible notes on a monthly basis through 2012 to this investor. There is no guarantee that the buyer of these notes will continue to fund our operations, as the terms of our arrangement state that the buyer can refuse to fund additional notes if it believes the prospect of repayment on its indebtedness is impaired or is unlikely to occur. Presently, assuming we continue to receive monthly funding from the issuance of additional convertible notes, it is not our intention to seek any form of court protection to accomplish our plan.

Based on our historically low stock price, the conversion of the notes has resulted in massive issuances of our common stock, which required us to affect a 1:10 reverse split in November 2011 and a 1:500 reverse split in February 2012 in order to maintain sufficient shares to permit the conversions. In addition, if the price of our common stock declines from current levels, we may not have sufficient shares to permit the full conversion of the notes or the future conversion of the monthly notes we are issuing, which means we would be required to either repay the note in cash, which we do not have, or request approval from our shareholders to complete one or more additional reverse stock splits. In April 2012 we requested that our shareholders approve an additional reverse split to increase our authorized number of common shares from 500 million to one billion. On June 8, 2012 (at our 2012 annual meeting) both the authority to have another reverse split and the increase of our common shares authorized to one billion were approved by our shareholders. The increase of our shares of common stock authorized to one billion shares was effective in June 2012. At the time of filing this report we have not decided when, or if, we will affect the reverse split that was approved on June 8, 2012.

During the first six months of 2012, Converted Organics had three business segments. The three segments are Organic Fertilizer, Industrial Wastewater Treatment and Vertical Farming. For the quarter and six months ended June 30, 2012, only the Organic Fertilizer segment produced revenue (revenues for the Organic Fertilizer business began in 2008). In the quarter and six months ended June 30, 2012, we did not generate revenue from the Industrial Wastewater Treatment or Vertical Farming segments. While it is uncertain whether there will be continuing cash flows from these segments, any such cash flows will continue to be directly generated as part of the ongoing operations and continued involvement of the Company.

On March 12, 2012, we entered into a Securities Purchase Agreement (the “Preferred Stock Purchase Agreement”), pursuant to which we acquired 150 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) of Innovate Protect, Inc., a privately-held Delaware corporation, for $495,000. Innovate Protect, Inc. maximizes the economic benefit of intellectual property assets, and through its subsidiary, I/P

Engine, initiated a patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against Google, Inc., AOL, Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation for unlawfully using systems that incorporate features claimed in two patents owned by I/P Engine. Upon acquisition of the shares of Preferred Stock, the Company converted the shares of preferred stock into shares of common stock.

Innovate/Protect entered into a merger agreement with Vringo, Inc. (NYSE Amex: VRNG), a provider of software platforms for mobile social and video applications. The merger was consummated in July 2012, and in accordance with the merger agreement, the shares of Innovate/Protect owned by Converted Organics Inc. were converted into 452,640 shares of common stock of Vringo, as well as approximately 181,000 warrants to purchase shares of Vringo common stock at an exercise price of $1.76 per share (subject to adjustment).

Introduction

The Company has three business segments, which are (1) organic fertilizer, (2) vertical farming and (3) industrial wastewater treatment. Based on the nature of products and services offered, the Company has determined each line of business is a reportable segment at June 30, 2012.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income. There were no intersegment sales for the three and six months ended June 30, 2012 and 2011. The discreet financial information is presented below as of and for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30, 2012
	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$627,280	$—	$—	$—	$627,280
Operating loss from continuing operations(1)	(29,356)	(102,656)	—	(582,275)	(714,287)
Depreciation and amortization(2)	106,692	54,577	—	41,782	203,051
Interest expense(3)	—	1,804	—	1,641,005	1,642,809
Net income (loss)	(29,356)	(138,081)	—	(1,508,442)	(1,675,879)

	For the Three Months Ended June 30, 2011
	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$1,274,092	$50,000	$105,618	$—	$1,429,710
Operating loss from continuing operations(1)	11,447	(724,932)	(48,241)	(3,699,732)	(4,461,458)
Depreciation and amortization(2)	106,195	113,253	33,333	188,820	441,601
Interest expense(3)	—	5,432	—	3,560,352	3,565,784
Net income (loss)	11,447	(715,133)	(48,241)	203,151	(548,776)

	For the Six Months Ended June 30, 2012
	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$1,013,946	$14,323	$—	$—	$1,028,269
Operating loss from continuing operations(1)	(203,083)	(293,079)	—	(1,272,582)	(1,768,744)
Depreciation and amortization(2)	213,383	121,489	—	79,855	414,727
Interest expense(3)	—	3,608	—	2,827,377	2,830,985
Net income (loss)	(203,083)	(420,925)	—	1,916,366	1,292,358
Total assets (4)	3,006,898	2,881,212	995,000	174,212	7,057,322

	For the Six Months Ended June 30, 2011
	Organic Fertilizer	Vertical Farming	Industrial Wastewater	Corporate and Eliminations	Consolidated
Revenues	$1,918,092	$50,000	$200,794	$—	$2,168,886
Operating loss from continuing operations(1)	(70,554)	(1,275,991)	(51,064)	(5,335,070)	(6,732,679)
Depreciation and amortization(2)	211,284	226,168	38,887	337,931	814,270
Interest expense(3)	—	12,074	—	5,828,172	5,840,246
Net income (loss)	(70,554)	(1,047,831)	(51,064)	(1,227,875)	(2,397,324)

(1)	Operating income (loss) of the principal businesses exclude corporate compensation, marketing expense, professional fees and other unallocated expenses.

(2)	Depreciation and amortization expense associated with property and equipment, intangibles and deferred financing fees. Corporate amortization expense relates to deferred financing fees.
(3)	Corporate interest expense is primarily related to amortization of discounts on convertible notes payable.
(4)	Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash, prepaid expenses, certain other assets and deferred financing costs.

Revenues are attributable to geographic areas based on the locations of the customers, which are primarily within the continental United States. The fertilizer segment derived approximately $508,000 or 50% of its revenues from 2 customers and the vertical farming segment derived 100% of its revenue from one customer for the six months ended June 30, 2012. The industrial wastewater segment had no reportable income for the six months ended June 30, 2012. The fertilizer segment derived approximately $849,000 or 44% of its revenues from 3 customers and the vertical farming and industrial wastewater segments derived 100% of their revenue from one customer for the six months ended June 30, 2011.

Our operating structure is composed of our parent company, Converted Organics Inc. (“COIN”) and the subsidiaries listed below. Expenditures at the corporate level (items paid for by COIN) include management and public company expenses, and in 2011 included expenses associated with its Industrial Wastewater Treatment business, and the outsourcing of dry product fertilizer production. It was the intention of management to transfer the operations of IWR and the dry fertilizer product to a subsidiary level when business volumes became appropriate. The current subsidiaries of COIN are as follows:

•	Converted Organics of California, LLC, a wholly-owned subsidiary of COIN, which includes the operation of our Gonzales, CA facility.

•	Converted Organics of Woodbridge, LLC, a wholly-owned subsidiary of COIN, which includes the discontinued operation of our Woodbridge, NJ facility.

•

Converted Organics of Mississippi, LLC, an inactive wholly-owned subsidiary of COIN, originally established for the purpose of adding a poultry litter-based fertilizer product to the Company’s existing product lines.

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

Organic Fertilizer Business

We operate a processing facility in Gonzales, CA that uses food and agricultural waste as raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sale to our agribusiness market. During 2012, we have not recorded any sales from our production facility in Woodbridge, NJ, as operations at that facility were discontinued and we will not have sales from that facility in the future. In the first six months of 2011 we contracted with a third party manufacturer and packager to produce our 8-1-4 dry product to sell to our established retail and turf management customers that were previously serviced by our Woodbridge, NJ facility. We generated approximately $285,000 in revenue from this outsourced product in 2011 but we do not plan to generate revenue in 2012 from the outsourced product. Our plan to produce future revenue from the fertilizer business is based upon our continued operation of our Gonzales, CA facility and possibly the licensing the use of our technology to others.

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

The Gonzales, CA facility generated revenues of approximately $1,028,000 and a gross profit of approximately $187,000, or 18% (based on no allocation of corporate overhead) and generated positive cash flow for the six months ended June 30, 2012. The gross margin of 18% is significantly less than the 33% achieved in the same period in 2011 and the decline is due to lower than anticipated sales and fixed production costs (this is further discussed in the results of operations section below). We plan to improve this operating margin by generating tip fees from receiving additional quantities of food processing waste and by reducing the amount of raw material and freight costs currently associated with the production process.

In 2008, we entered into certain arrangements whereby we became the exclusive owner of the HTLC® system, which enables the processing of various biodegradable waste products into liquid and solid food waste-based fertilizer and feed products. In addition, the acquisition of this technology provides for a technology fee payment of $5,500 per ton of waste-processing capacity for capacity that is either added to plants that were not planned at the time of this acquisition and that use this technology. There is a 10-year cap for these processing capacity charges, and no minimum payment is required. This fee did not apply to the Woodbridge, NJ facility and does not apply to the Gonzales, CA facility, including the planned addition thereto at the time of acquisition, but expansion in excess of the acquisition plan will trigger payable fees for that excess. The agreement also provides for a 50% profit share with the seller on any portable facilities.

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

Converted Organics of Mississippi, LLC

On January 26, 2010, we formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly owned subsidiary of the Company. We established this entity for the purpose of adding a poultry litter-based fertilizer to our existing product lines, and we outsourced the production of this product. We did not have any sales from this product in 2011 or the first six months of 2012 and we do not expect sales from this product in the future.

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

On March 23, 2010, we entered into a loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The non-interest bearing loan agreement required us to advance $500,000 to HTP in three monthly installments that commenced upon signing of the loan. The outstanding principal balance of the loan is due only if either a change of control of HTP or the completion by HTP of a financing in excess of $10 million occurred on or before June 30, 2012. In consideration for entering into the loan agreement, we were granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT® Concentrator technology in the U.S. industrial wastewater market. The industrial wastewater market involves the treatment of waters that have been contaminated by anthropogenic industrial or commercial activities, prior to their reuse or release into the environment. The LM-HT® Concentrator reduces carbon emissions compared to traditional technologies by using waste heat and renewable energy as thermal fuel. As of June 30, 2012, these two items had not occurred and therefore we will not receive the $500,000 repayment from HTP, however, we continue to value the license at $500,000. We are currently investigating alternatives to producing revenues from this license.

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

TerraSphere Systems is in the business of designing, building, and operating highly efficient and scalable systems, featuring a patented, proprietary technology that utilizes vertically-stacked modules to house rows of plants, which are then placed perpendicular to an interior light source to grow pesticide and chemical-free organic fruits and vegetables. Due to a controlled, indoor environment, the system generates fresh produce year-round in any location or climate world-wide. During all of 2011, we funded the TerraSphere operation and sought additional financing to build out the TerraSphere business. By the end of 2011, we had not been successful in those efforts and we are unable to continue to fund the operations.

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

On April 13, 2012, the investor converted the entire remaining balance of the Note into shares of our common stock and the $1,153,950 balance on the Note as of March 31, 2012 was relieved.

Pursuant to the terms of the Original Note and as retained in the Note, we also agreed to issue to the Note holder warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants”, (ii) “Series B Warrants” and (iii) “Series C Warrants”. The Series B and C Warrants expired in May 2012.

        In April 2012, we agreed to the following amendments (the “April Warrant Amendments”) to the Series A Warrants: (1) the anti-dilution price protection currently contained in such warrants (which provides that if we issue common stock or common stock equivalents at a price per share that is lower than the exercise price of the warrants, the exercise price of the warrants will be reduced to such lower price) will now also apply to issuances of common stock or common stock equivalents to the warrant holders under separate securities; (2) upon any adjustment in the exercise price of the warrants as described in (1) above or otherwise, the number of shares of common stock underlying such warrants shall be increased such that the aggregate exercise price of the warrants will remain the same; and (3) upon a Fundamental Transaction (as defined in each of the warrants), the warrant holders will be permitted to require us (or any successor entity) to purchase the warrants from the warrant holders at a price equal to the greater of (A) the Black Scholes value of the warrants or (B) the product of $0.10 multiplied by the number of shares underlying such warrants (disregarding, for the purposes of making the calculation of the number of shares underlying the warrants, any adjustments to such share number arising solely from an adjustment to the exercise price of the warrants due to the completion of a combination (or reverse split) of our common stock after April 2012, provided that the amount payable to the warrant holders pursuant to (B) above will not exceed $25.0 million in the aggregate.

The Series A Warrants are exercisable six months and one day after issuance and have a five year term commencing on the initial exercise date. As of August 9, 2012, the exercise price of the Series A Warrants is $0.00175 per share, and the number of shares underlying the Series A Warrants is 137,500,000. The Series C Warrants provide that if on the later of (1) the expiration date of the Series B Warrants or (2) the date on which we register the shares of common stock underlying the securities we issued in the Original Note offering, we have the right to redeem from such holder its Series C Warrant for $1,000 under certain circumstances, including that less than 50% of the Series B Warrants have been exercised. The Series B Warrants expired unexercised in May 2012. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

On January 3, 2012, we entered into an agreement with an institutional investor whereby we agreed to sell to the investor twelve senior secured convertible notes (the “January Notes”). The initial January Note was issued on January 3, 2012 in an original principal amount of $247,500, for a purchase price of $225,000. The remaining eleven January Notes will each have an original principal amount of up to $237,600, and will each be issued for a purchase price of $216,000. Each January Note matures eight months after issuance. The total face value of the twelve notes under this agreement will be $2,861,100, assuming each note is sold to the investor for the full amount, of which there is no assurance. The January Notes are convertible into shares of our common stock at a conversion price equal to 80% of lowest bid price of our common stock on the date of conversion. As of August 9, 2012, the total principal outstanding on these notes was $1,105,160.

We also agreed to issue to the investor up to twelve warrants to acquire shares of common stock, each such issuance to occur along with each purchase of a January Note. Each warrant provides that the holder is initially entitled to purchase the number of shares of common stock equal to 50% of the number of shares of common stock issuable upon conversion in full of the applicable January Note (based on initial fixed conversion price equal to the three lowest closing sale prices of our common stock during the twenty trading day period preceding the issuance of the particular January Note, with respect to each January Note, such term is referred to as the “Fixed Conversion Price”) at an initial exercise price equal to the Fixed Conversion Price of the applicable January Note that is issued along with such warrant. Each of the warrants issued and to be issued in connection with the January Notes was amended in April 2012 and are now subject to the April Warrant Amendments.

With respect to the initial January Notes issued from January 3, 2012 through August 14, 2012, using the Fixed Conversion Price, which means (after taking into account the reverse split we completed in March 2012) the minimum number of shares of common stock underlying the initial January Note is 13,285,119 shares. As of August 9, 2012, the number of shares of common stock underlying the warrants issued in connection with the initial January Notes are 382,360,000 shares and the exercise price of the warrants were $0.00175. We cannot predict the Fixed Conversion Price for the January Notes and corresponding warrants at this time. In addition, we cannot predict if the exercise price of the outstanding warrants will be lowered due and the number of shares underlying the warrants will be increased due to anti-dilution protections in such warrants. As such, the total number of shares underlying all twelve January Notes and warrants is unknown.

On March 12, 2012, we entered into an agreement (the “March Agreement”) with two investors, pursuant to which we agreed to effect an additional closing of notes identical to the January Notes in which we issued the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000 (the “New Notes”), and warrants to purchase an aggregate of 2,619,048 shares of common stock at an exercise price of $0.105 per share (the “New Warrants”). The New Notes and New Warrants have identical terms to the January Notes and Series A Warrants described above. Each of the New Warrants issued was subject to the April Warrant Amendments, provided that in addition to such amendments, the New Warrants were amended to state that a portion of the New Warrants would be callable by us upon if the daily volume of our common stock was two million shares or greater for five consecutive trading days. As of August 9, 2012, the number of shares of common stock underlying the warrants issued in connection with the March Agreement were 157,142,857 shares and the exercise price of the warrant was $0.00175. We cannot predict the Fixed Conversion Price for the remaining eleven January Notes and corresponding warrants at this time. As such, the total number of shares underlying the March Agreement is unknown.

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

Liquidity and Capital Resources

At June 30, 2012, we had total current assets of approximately $779,000, consisting primarily of cash, accounts receivable and fertilizer inventory, and had current liabilities of approximately $5.9 million, consisting primarily of term and convertible notes payable, accounts payable, liabilities from discontinued operations and derivative liabilities, leaving us with negative working capital of approximately $5.1 million. Non-current assets totaled approximately $6.3 million and consisted primarily of property and equipment and intangible assets. We have an accumulated deficit at June 30, 2012 of approximately $113.7 million. We had stockholders’ equity at June 30, 2012 of approximately $140,000. For the first six months of 2012, we generated revenues from continuing operations of approximately $1,028,000 as compared to revenue from continuing operations of $2,169,000 for the same period in 2011. A full discussion of the variance in revenue is included in the results of operations section below.

        Although the California fertilizer business is cash flow positive, we do not expect that it will generate enough cash to fund the corporate overhead, even though we have greatly reduced such overhead from 2011 levels, and we do not have enough cash to fund any operating activity in the TerraSphere or IWR segments, although we continue to seek ways to generate cash and revenues from the license and patents in both the TerraSphere and IWR segments. While it is uncertain whether there will be continuing cash flows from these segments, any such cash flows will continue to be directly generated as part of the ongoing operations and continued involvement of the Company.

Presently, our liquidity is limited to our cash on hand at June 30, 2012 of approximately $208,000, and the approximately $1.4 million that we may receive during the remainder of 2012 as a result of the sale of the additional convertible notes. Through August 14, 2012 we have sold $1,452,660 of these notes and may sell up to $237,600 per month through December 31, 2012, if certain conditions are met. Currently, all of our warrant issuances are not in the money and our stock price has been less than $.01 per share and, therefore, we do not expect to raise any significant funds due to the exercise of warrants.

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

Results of Continuing Operations for the three months ended June 30, 2012

Revenue

Our revenue from continuing operations for the three month period ended June 30, 2012 was approximately $627,000 compared to approximately $1,430,000 for the same period ended June 30, 2011. The various components are described below.

Revenue from fertilizer was approximately $627,000 for the three month period ended June 30, 2012 ($627,000 for liquid fertilizer from Gonzales and $0 from the outsourced dry fertilizer) compared to approximately $1,274,000 for the same period ended June 30, 2011 ($1,072,000 for liquid fertilizer from Gonzales and $202,000 from outsourced dry fertilizer). This decrease of $647,000 in fertilizer revenues is due to a decrease in the sale of dry product produced by an outside vendor of $202,000 and a decrease in sales at the Gonzales facility of $445,000. The decrease in sales from Gonzales is due to loss of a customer and increased competition in the organic fertilizer market. We did not have sales in 2012 of the outsourced dry fertilizer product as we did not continue the production of that product after June 2011.

The IWR segment of our business recognized revenues in the amount of $106,000 in the three month period ended June 30, 2011. This segment had no revenues in 2012, as our agreement to operate a concentrator unit in Colorado was terminated in late 2011.

Our TerraSphere segment did not report any revenues for the three month period ended June 30, 2012 and had $50,000 in revenue for the same period in 2011. We do not have the funds to generate revenue from TerraSphere products and we do not expect further sales in 2012.

Cost of Goods Sold

For the three month period ended June 30, 2012, we had cost of goods of approximately $486,000 compared to $954,000 for the same period in 2011. The decrease in cost of goods sold is detailed below.

Cost of goods sold related to fertilizer at the Gonzales facility was approximately $486,000 for the three months ended June 30, 2012, leaving an operating margin of $141,000 or 22%, compared to cost of goods of $647,000 for the same period in 2011 and an operating margin of $425,000 or 40%. This decline in margin is due to a decline in sales with production costs remaining fixed.

Cost of goods for our dry fertilizer product (produced by an outside supplier) was approximately $263,000 for the three months ended June 30, 2011, leaving an operating margin of negative 30%. There was no comparable activity in 2012.

Cost of goods for our IWR segment was $44,000 for the three months ended June 30, 2011 leaving an operating margin of 28%. There was no comparable activity in 2012 as we no longer operate the Colorado facility.

General and Administrative Expenses

General and administrative expenses for the three month period ended June 30, 2012 were approximately $728,000 compared to approximately $3.8 million for the same period in 2011. The decrease of approximately $3.1 million is primarily comprised of a decrease in salaries and operating expenses, as operations have been curtailed significantly in order to conserve cash.

Interest Expense

Interest expense for the three months ended June 30, 2012 was approximately $1.6 million compared to approximately $3.6 million for the same period in 2011. This decrease of approximately $2.0 million is directly associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.

Derivative gain

        For the three months ended June 30, 2012, we had a derivative gain of approximately $3.5 million compared to a derivative gain of approximately $6.9 million for the same period in 2011. This is a non-cash gain and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, and included an anti-dilution provision related to shares issued in the TerraSphere acquisition. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative gain (loss).

Loss on Debt Modification

For the three months ended June 30, 2012, we had a loss on debt modification of approximately $2.8 million compared to $0 for the same period in 2011. This is a non-cash loss and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, which is calculated upon any modification to existing debt agreements.

Results of Continuing Operations for the six months ended June 30, 2012

Revenue

Our revenues from continuing operations for the six month period ended June 30, 2012 were approximately $1,029,000 compared to $2,168,000 for the same period ended June 30, 2011. The various components are described below.

Revenue from fertilizer was approximately $1,014,000 for the six month period ended June 30, 2012 ($1,014,000 for liquid fertilizer from Gonzales and $0 from the outsourced dry fertilizer) compared to approximately $1,918,000 for the same period ended June 30, 2011 ($1,636,000 for liquid fertilizer from Gonzales and $282,000 from outsourced dry fertilizer). This decrease of approximately $904,000 in revenues is due to a decrease in the sale of dry product produced by an outside vendor of $282,000 and a decrease in sales at the Gonzales facility of $622,000. The decrease in sales from Gonzales is due to loss of a customer and increased competition in the organic fertilizer market. We did not have sales in 2012 of the outsourced dry fertilizer product as we did not continue the production of that product after June 2011.

The IWR segment of our business recognized revenues in the amount of approximately $201,000 in the six month period ended June 30, 2011. This segment had no revenues in 2012, as our agreement to operate a concentrator unit in Colorado was terminated in late 2011.

Our TerraSphere segment had revenues for the six month period ended June 30, 2012 of approximately $14,000 and reported approximately $50,000 of revenue for the six months ended June 30, 2012. The revenue that was generated in 2012 was associated with product sales in Canada. We do not have the funds to operate the facility in Canada and we do not expect further sales in 2012 from that facility.

Cost of Goods Sold

For the six month period ended June 30, 2012, we had cost of goods sold of approximately $842,000 compared to $1,458,000 for the same period in 2011. The decrease in cost of goods sold is detailed below.

Cost of goods sold related to fertilizer at the Gonzales facility was approximately $842,000 for the six months ended June 30, 2012, leaving an operating margin of $172,000 or 17%, compared to cost of goods sold of $1,028,000 for the same period in 2011 and an operating margin of $608,000 or 37%. This decline in margin is due to a decline in sales with production costs remaining fixed.

Cost of goods sold for our dry fertilizer product (produced by an outside supplier) was approximately $360,000 for the six months ended June 30, 2011, leaving an operating margin of negative 28%. There was no comparable activity in 2012.

Cost of goods sold for our IWR segment was $70,000 for the six months ended June 30, 2011 leaving an operating margin of 46%. There was no comparable activity in 2012 as we no longer operate the Colorado facility.

General and Administrative Expenses

General and administrative expenses for the six month period ended June 30, 2012 were approximately $1.7 million compared to approximately $6.1 million for the same period in 2011. The decrease of approximately $4.4 million is primarily comprised of a decrease in salaries and operating expenses, as operations have been curtailed significantly in order to conserve cash.

Interest Expense

Interest expense for the six months ended June 30, 2012 was approximately $2.8 million compared to approximately $5.8 million for the same period in 2011. This decrease of approximately $3.0 million is directly associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.

Derivative gain

For the six months ended June 30, 2012, we had a derivative gain of approximately $9.0 million compared to a derivative gain of approximately $9.2 million for the same period in 2011. This is a non-cash gain and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, and included an anti-dilution provision related to shares issued in the TerraSphere acquisition. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative gain.

Loss on Debt Modification

For the six months ended June 30, 2012, we had a loss on debt modification of approximately $3.0 million compared to $0 for the same period in 2011. This is a non-cash loss and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, which is calculated upon any modification to existing debt agreements.

Liquidity and Capital Resources

For the six months ended June 30, 2012, we had negative cash flows from operating activities of approximately $1.2 million, comprised of income from operations of approximately $1.3 million adjusted for certain non-cash items such as depreciation and amortization, non-cash interest expense associated with the issuance of convertible debt, amortization of deferred financing fees, non-cash derivative gain and an increase in accounts payable and accrued expenses. We also had negative cash flows from investing activities of approximately $502,000, primarily related to our investment in stock of a private company. The negative cash flows from both operating and investing activities was offset by approximately $1.6 million in positive cash flows from financing activities comprised of proceeds from our various convertible debt transactions. The result of the above activities decreased our cash position by approximately $47,000 for the six months ended June 30, 2012.

Results of Discontinued Operations

In 2010, the Company discontinued operations at its facility in Woodbridge, NJ. The following table summarizes the components of the loss from discontinued operations.

	For the six Months Ended June 31,
	2012	2011
Revenue from discontinued operations	$—	$—

Income from discontinued operations	$690	$146,471

The Company does not expect to have any continuing positive cash flows from operations associated with the Woodbridge, NJ facility. The Income from discontinued operations reflects the result of favorable settlements with certain creditors.

The following table provides the assets and liabilities of the Woodbridge, NJ facility, classified as discontinued operations, in the consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accounts payable	$526,200	$528,377
Accrued expenses	—	—
Other liabilities	—	—

Liabilities of discontinued operations	$526,200	$528,377

The Company is actively working with vendors to satisfy the liabilities outstanding at June 30, 2012.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America consistently applied. The preparation of these interim consolidated financial statements requires us to make significant estimates and judgments that affect the amounts reported in our interim consolidated financial statements and the accompanying notes. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

While all of our accounting policies impact the interim consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:

Revenue Recognition

Share-based Compensation

Long-Lived Assets

Derivative Instruments

Discontinued Operations

Fair Value Measurements

Income Taxes

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission,, for a description of all critical accounting policies.

The critical accounting policies included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 have not materially changed.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December  31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None that have not been previously disclosed on Form 8-K.

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

On June 8, 2012 (at our 2012 annual meeting) both the authority to have another reverse split and the increase of our common shares authorized to one billion were approved by or shareholders. The increase of our shares of common stock to one billion shares took place in June 2012. At the time of filing this report we have not decided when or if, we will affect the reverse split that was approved on June 8, 2012.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Letter Agreement by and among the Company and certain Warrant Holders dated April 11, 2012 (incorporated by reference to the Form 8-K filed April 12, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.

Date: August 10, 2012	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer, Principal Executive Officer

Date: August 10, 2012	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration and Principal Accounting Officer