Form 10-Q
period 2012-09-30
Converted Organics Inc.
filed 2012-11-13
CIK 1366340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 9, 2012, there were 536,836,281 shares of our common stock outstanding.

INDEX

Page.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2012 (unaudited)	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	6
Notes to Interim Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1. FINANCIAL STATEMENTS

CONVERTED ORGANICS INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$765,315	$254,783
Accounts receivable, net	118,408	27,762
Inventories	162,749	274,391
Prepaid expenses and other assets	85,740	41,024
Deferred financing costs, net	4,415	24,642
Assets of discontinued operations, current portion	456	14,098

Total current assets	1,137,083	636,700

Deposits and other non-current assets	23,136	29,181
Property and equipment, net	1,086,443	1,188,328
Intangible assets, net	1,203,598	1,419,604
Assets of discontinued operations, net of current portion	1,035,351	3,607,177

Total assets	$4,485,611	$6,880,990

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$818,285	$675,253
Accrued expenses	580,480	547,767
Convertible notes payable, net of unamortized discount	442,344	2,157,808
Obligations to issue shares	—	9,127
Derivative liabilities, current portion	340,564	6,307,081
Liabilities of discontinued operations	1,561,550	1,412,391

Total current liabilities	3,743,223	11,109,427

Derivative liabilities, net of current portion	412,725	—

Total liabilities	4,155,948	11,109,427

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 13,281 ($1,000 stated value) shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	13,281,000	13,281,000
Common stock, $.0001 par value, 1,000,000,000 shares authorized; 536,836,281 and 208,890 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	53,683	21
Additional paid-in capital	101,622,642	97,700,326
Accumulated deficit	(114,253,112)	(115,033,963)
Accumulated other comprehensive (loss) income	(11,396)	30,866

	692,817	(4,021,750)
Non-controlling interests	(363,154)	(206,687)

Total stockholders’ equity (deficit)	329,663	(4,228,437)

Total liabilities and stockholders’ equity (deficit)	$4,485,611	$6,880,990

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$385,980	$579,831	$1,399,984	$2,497,923

Cost of goods sold	369,745	478,575	1,211,392	1,867,272

Gross profit	16,235	101,256	188,592	630,651
Operating expenses:
Selling, general and administrative expenses	542,348	921,181	2,046,366	5,749,769
Amortization of intangibles assets	72,002	72,002	216,006	216,006

	614,350	993,183	2,262,372	5,965,775

Loss from continuing operations	(598,115)	(891,927)	(2,073,780)	(5,335,124)

Other income (expense):
Other income	—	23,528	33,272	37,247
Gain on change in fair value of obligations to issue shares	—	33,914	9,127	559,578
Gain on sale of investment	974,515	—	974,515	—
Gain (loss) on change in fair value of derivative liability	534,433	(2,297,229)	9,507,874	6,952,284
Gain on debt extinguishment	1,204,711	—	1,204,711	—
Loss on debt modification	—	(936,776)	(3,000,205)	(936,776)
Interest expense	(1,139,200)	(1,409,981)	(3,966,577)	(7,238,153)

	1,574,459	(4,586,544)	4,762,717	(625,820)

Income (loss) from continuing operations before provision for income taxes	976,344	(5,478,471)	2,688,937	(5,960,944)

Provision for income taxes	—	—	—	—

Net income (loss) from continuing operations	976,344	(5,478,471)	2,688,937	(5,960,944)
Loss from discontinued operations	(1,634,242)	(517,708)	(2,054,477)	(2,432,559)

Net (loss) income	(657,898)	(5,996,179)	634,460	(8,393,503)
Net loss attributable to non-controlling interest	(86,347)	(187,904)	(146,391)	(441,180)

Net (loss) income attributable to Converted Organics Inc. before other comprehensive (loss) income	(571,551)	(5,808,275)	780,851	(7,952,323)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(57,993)	85,449	(52,338)	71,145

Comprehensive (loss) income	(629,544)	(5,722,826)	728,513	(7,881,178)
Comprehensive (loss) income attributable to non-controlling interest	(11,164)	16,449	(10,076)	13,695

Comprehensive (loss) income attributable to Converted Organics Inc.	$(618,380)	$(5,739,275)	$738,589	$(7,894,873)

Earnings (loss) per share, basic and diluted:
Continuing operations	$0.00	$(194.82)	$0.02	$(259.17)
Discontinued operations	(0.01)	(18.41)	(0.01)	(105.76)

	$(0.00)	$(213.24)	$0.00	$(364.93)

Weighted average common shares outstanding, basic and diluted	314,665,947	28,120	162,972,652	23,000

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(UNAUDITED)

							Accumulated
	Preferred Stock Series A		Common Stock				Other			Total
	Shares Issued and		Shares Issued and		Additional	Accumulated	Comprehensive		Non-Controlling	Stockholders’
	Outstanding	Amount	Outstanding	Amount	Paid-in Capital	Deficit	(Loss) Income	Total	Interests	Equity (Deficit)
Balance, December 31, 2011	13,281	$13,281,000	208,890	$21	$97,700,326	$(115,033,963)	$30,866	$(4,021,750)	$(206,687)	$(4,228,437)
Common stock issued to settle convertible notes obligations	—	—	536,627,391	53,662	3,922,316	—	—	3,975,978	—	3,975,978
Foreign currency translation adjustment	—	—	—	—	—	—	(42,262)	(42,262)	(10,076)	(52,338)
Net income (loss)	—	—	—	—	—	780,851	—	780,851	(146,391)	634,460

Balance, September 30, 2012	13,281	$13,281,000	536,836,281	$53,683	$101,622,642	$(114,253,112)	$(11,396)	$692,817	$(363,154)	$329,663

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$634,460	$(8,393,503)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization expense of intangible assets and other assets	486,555	912,703
Depreciation and amortization of property and equipment	115,901	210,571
Provision for losses on accounts receivable	—	(75,875)
Amortization of discounts on notes payable	2,654,143	6,967,644
Interest expense in relation to issuance of convertible debt	1,289,074	268,486
Common stock issued as compensation	—	1,557,825
Common stock issued as payment of expenses	—	76,250
Stock option compensation expense	—	669,444
Gain on sale of investment	(974,515)	—
Gain on change in fair value of obligations to issue shares	(9,127)	(559,578)
Gain on settlement of debt	—	(225,000)
Gain on debt extinguishment	(1,204,711)	—
Loss on debt modification	3,000,205	936,776
Gain on settlement of accounts payable	—	(302,057)
Goodwill impairment	—	962,427
Impairment of intangible assets	1,774,921	—
Loss on abandonment of asset	123,101	—
Loss on write-down of construction costs	—	113,543
Gain on change in fair value of derivative liability	(9,507,874)	(6,952,284)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(90,646)	58,171
Inventories	111,642	(100,309)
Prepaid expenses and other current assets	(44,455)	(73,335)
Deposits and other non-current assets	525,542	(15,140)
Increase (decrease) in:
Accounts payable	271,272	(1,023,474)
Accrued expenses	47,858	(231,269)
Deferred revenue	—	50,000

Net cash used in operating activities	(796,654)	(5,167,984)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,183)	(1,060,988)
Patent costs	(6,594)	(27,828)
Purchase of other assets	(495,000)	—

Net cash used in investing activities	(503,777)	(1,088,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	—	(125,000)
Deferred financing costs for short-term notes	(85,000)	(255,000)
Net proceeds from short-term notes	1,945,400	4,500,000

Net cash provided by financing activities	1,860,400	4,120,000

Net effect of exchange rate changes on cash	(49,437)	86,488

NET INCREASE (DECREASE) IN CASH	510,532	(2,050,312)
Cash, beginning of year	254,783	3,039,941

Cash, end of period	$765,315	$989,629

Supplemental cash flow information:
Cash paid during the period for:
Interest	$34,223	$23,267
Non-cash financing activities:
Common stock issued to settle convertible notes obligations	$3,922,316	$6,395,624
Fair value of derivatives issued in conjunction with debt and equity financing	3,401,534	4,667,269
Discount on convertible note issued in connection with financings	2,112,461	—
Exchange of investment to reduce convertible notes obligations	881,760	—
Equipment acquired through assumption of accounts payable	—	696,329
Common stock issued as settlement of discontinued operations obligations	—	1,344,000
Common stock issued in connection with conversion of preferred stock	—	4,219,000

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

NATURE OF OPERATIONS

Converted Organics Inc. and its subsidiaries (collectively the “Company”) utilize innovative clean technologies to establish environmentally friendly businesses. The Company is dedicated to creating a cleaner, greener future, and operates using sustainable business practices that support this vision. During the nine months ended September 30, 2012, the Company had three business segments: Organic Fertilizer, Industrial Wastewater Treatment and Vertical Farming. However, on September 17, 2012, the Company sold its Industrial Wastewater license. As of September 30, 2012 the Company expects to sell its Vertical Farming segment in less than one year. Therefore the Company no longer operates these business segments as of September 30, 2012. The Company has reported the results of operations from the Industrial Wastewater Treatment and Vertical Farming segments as discontinued operations within the consolidated financial statements.

Organic Fertilizer: The Company operates a processing facility that converts food waste and other raw materials into all-natural fertilizers, biostimulants, and soil amendment products.

Industrial Wastewater Treatment: Utilizing an innovative wastewater treatment process, Converted Organics provides a means of treating industrial wastewater. This technology can use a variety of fuel sources to separate industrial wastewater into clean water vapor and landfill-appropriate solid residuals. As of September 17, 2012 the Company no longer operates this business segment.

Vertical Farming: The Company established its vertical farming segment through its TerraSphere business, which owns the patents for efficient systems for growing pesticide-free organic produce in a controlled indoor environment using its patented technology. As of September 30, 2012 the Company no longer operates this business segment and has classified it as discontinued operations.

A summary of the subsidiaries that comprise the Company are as follows:

Converted Organics of California, LLC (the “Gonzales, CA facility”) is a California limited liability company and wholly-owned subsidiary of the Company. The Gonzales, CA facility operates a plant in Gonzales, CA, in the Salinas Valley and produces organic fertilizer, which is sold primarily to the California agricultural market. The Gonzales, CA facility employs a proprietary method called High Temperature Liquid Composting (HTLC). The facility has been upgraded to enable it to accept larger amounts of food waste from waste haulers and may be upgraded, depending on demand, to have the capability to produce a dry product in addition to the current liquid fertilizer it produces. The operations of the Gonzales, CA facility are part of the organic fertilizer business segment.

Converted Organics of Woodbridge, LLC, (the “Woodbridge, NJ facility”) is a New Jersey limited liability company and wholly-owned subsidiary of the Company, which was formed for the purpose of owning, constructing and operating the Company’s facility in Woodbridge, NJ. The Woodbridge, NJ facility was designed to service the New York-Northern New Jersey metropolitan area. During 2010, the Company discontinued operations at the Woodbridge, NJ facility. The Company has reported the results of operations of Converted Organics of Woodbridge, LLC as discontinued operations within the consolidated financial statements. The operations of the Woodbridge, NJ facility were part of the organic fertilizer business segment.

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

The business activities associated with the Company’s Industrial Wastewater facility in Colorado, which are included in the Industrial Wastewater Treatment segment are recorded on the books of the parent company, Converted Organics Inc., and not in a separate subsidiary. On January 30, 2012, the Company announced that it had defaulted on its agreement with South Canyon Waste Systems and therefore had no revenue for the three and nine months ended September 30, 2012. As the Company sold its license to operate this business the Company has reported the Industrial Wastewater Treatment segment results of operations as discontinued operations within the consolidated financial statements (see Note 11).

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

As the Company expects to sell its Vertical Farming segment within one year, the Company has reported the Vertical Farming segment results of operations as discontinued operations within the consolidated financial statements (see Note 11).

PharmaSphere’s business plan is to utilize the TerraSphere Systems patented technology for the production of high value biocompounds sourced from plants and used as active pharmaceutical ingredients and for the production of transgenic plants (genetically engineered plants) for the biotechnology market. PharmaSphere has a wholly-owned subsidiary, PharmaSphere Worcester, LLC, which was formed to build a facility in Worcester, Massachusetts utilizing PharmaSphere’s business plan. The building of the facility has not commenced. PharmaSphere has no revenue to date. TerraSphere Canada, located in Vancouver, British Columbia, operated the research and manufacturing facility for TerraSphere and is 85% owned by TerraSphere Systems.

On December 30, 2010, Converted Organics Inc. purchased a majority ownership interest of the vertical farming entity GoLocalProduceRI, LLC located in Rhode Island. The Company has not had any material operating activity in this subsidiary since inception.

In February 2012, the Company’s Vertical Farming segment entered into a license agreement whereby the Company granted the use of the TerraSphere technology to produce medical marijuana. The Company received a non-refundable deposit of $40,000 for this license, which has been recorded as revenue during the three months ended September 30, 2012 because certain license terms were not met by the licensee. The Company also agreed to return a non-refundable deposit of 3 million shares of common stock in a publicly traded company, which was previously given to the Company for an option to purchase its PharmaSphere business.

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

As reflected in the interim consolidated financial statements, the Company incurred a loss from continuing operations before other income of approximately $2.4 million for the nine months ended September 30, 2012 and as of September 30, 2012 has an accumulated deficit of approximately $112.6 million and a working capital deficiency of approximately $2.6 million.

Presently, the Company’s liquidity is limited to cash on hand at September 30, 2012 of approximately $765,000 and up to approximately $700,000 that may be received during the remainder of 2012 as a result of the sale of the additional convertible notes. As of September 30, 2012, the Company has sold $1,567,060 of these notes and may sell up to $237,600 per month through December 31, 2012, if certain conditions are met.

The Company has sufficient cash on hand to continue operations until December 31, 2012, even if the additional convertible notes are not sold. The Company anticipates that it will exhaust its cash position as of December 31, 2012 and unless additional financing can be secured (for which there are no commitments), the Company will not be able to continue operations after December 31, 2012. Previously, in the fourth quarter of 2011, in order to conserve cash, the Company determined to continue operations in the organic fertilizer business segment while curtailing all but essential personnel at the corporate level and in the industrial wastewater treatment and vertical farming business segments.

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

USE OF ESTIMATES

The preparation of the interim consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the interim consolidated financial statements. Actual results could differ from those estimates.

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

DEFERRED FINANCING COSTS

In connection with its various private financings, the Company incurs fees which are capitalized and are being amortized over the term of the related loans. Amortization expense associated with private financings totaled $2,654,143 and $6,967,644 for the nine months ended September 30, 2012 and 2011, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued Accounting Standard Update 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ ASU 2012-02”). The intent of ASU 2012-02 is to simplify how registrants test indefinite-lived intangible asset for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits registrants to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. GAAP. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim indefinite lived intangible asset impairment tests performed for years beginning after September 15, 2012. Early adoption is permitted. The adoption of this update will not have a material effect on the Company’s consolidated financial statements.

NOTE 4 — INVESTMENTS

On March 12, 2012, the Company entered into a Securities Purchase Agreement (the “Preferred Stock Purchase Agreement”), pursuant to which the Company acquired 150 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) of Innovate/Protect, Inc., a privately-held Delaware corporation, for $495,000. Innovate/Protect, Inc. maximizes the economic benefit of intellectual property assets, and through its subsidiary, I/P Engine, initiated a patent infringement lawsuit in the United States District Court for the Eastern District of Virginia against Google, Inc., AOL, Inc., IAC Search & Media, Inc., Gannett Company, Inc. and Target Corporation for unlawfully using systems that incorporate features claimed in two patents owned by I/P Engine. Upon acquisition of the shares of Preferred Shares, the Company converted the Preferred Shares into shares of common stock. As of June 30, 2012, the Company accounted for this investment at cost.

On July 19, 2012, Innovate/Protect completed a merger with Vringo Inc. (NYSE Amex: VRNG) (“Vringo”), a provider of software platforms for mobile social and video applications and the Company received 452,640 shares of Vringo common stock valued at $1.76 per share on the date of the merger and 186,408 warrants to purchase common stock at an exercise price of $1.76 per share. Upon the receipt of Vringo shares, the Company recognized this investment at fair value, using Level 1 inputs. As a result the Company recognized a gain of $1,339,776.

On September 27, 2012, the Company exchanged the 452,640 Vringo shares and the 186,408 Vringo warrants for the cancellation of certain convertible notes and the repurchase of certain warrants issued by the Company. This exchange is further discussed in Notes 7 and 8. At September 30, 2012, the Company held no investments.

NOTE 5 — INVENTORIES

The Company’s inventories consisted of the following:

	September 30, 2012	December 31, 2011
Finished goods	$131,668	$224,009
Raw materials	31,081	50,382

Total inventories	$162,749	$274,391

NOTE 6 — LONG-LIVED ASSETS – IMPAIRMENT

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with ASC 360 Property, Plant and Equipment (ASC 360). A Long-lived asset (disposal group) classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. Impairment charges, if any, are recorded in the period in which the impairment is determined.

As disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, as of the end of 2011, the Company lacked the funds necessary to continue to fund the development of the Vertical Farming operations using the TerraSphere patents. Throughout 2012, the Company has investigated the sale of TerraSphere. During the third quarter of 2012, the Company obtained permission from its lenders who hold debt instruments secured by the common stock of TerraSphere to consider a transaction for TerraSphere for no cash consideration, provided that the buyer agreed to assume all of TerraSphere’s liabilities.

Following this approval, during the third quarter of 2012, the Company entered into discussions with an investor, which previously had been negotiating for a license to use the TerraSphere technology. On October 23, 2012, the Company and the investor executed a letter of intent pursuant to which the investor would acquire 100% of the common stock of TerraSphere by assuming TerraSphere’s liabilities. The Company would receive no net cash proceeds from this sale.

As a result of these developments, given the facts available as of September 30, 2012, the Company concluded that it had become probable that TerraSphere would be sold or otherwise disposed of within one year. As a result, at September 30, 2012, the Company recorded the Vertical Farming segment as discontinued operations. Based on the impairment guidance, an impairment charge of $1,774,921 was taken against the TerraSphere patents to reduce the carrying amount of TerraSphere’s net assets to zero.

NOTE 7 — DEBT

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed TerraSphere’s existing liability to a third party (unrelated to the Company or TerraSphere) for a promissory note payable in the amount of $350,000 with a fixed interest rate of 15% per annum. Interest only payments totaling $4,375 were due monthly with the principal balance due August, 27, 2011. On March 9, 2011, the Company entered into an agreement with the third party regarding its $350,000 promissory note payable. In consideration of receiving a lump sum cash payment of $125,000, the third party released and discharged the Company from all obligations under the note. This gain on settlement of $225,000 is included in other income (expense) in the consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2011.

NOTE PAYABLE — RELATED PARTY

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed an unsecured note payable to William Gildea, Secretary of the Company and brother of Edward Gildea, President of the Company, which has an interest rate of 10% per annum. The principal amount due totaled $72,351 at September 30, 2012 and December 31, 2011. The Company incurred interest expense totaling $5,431 and $5,412 for the nine months ended September 30, 2012 and 2011, respectively.

CONVERTIBLE NOTES PAYABLE

On April 1, 2011, the Company entered into a second Securities Purchase Agreement (the “Second Purchase Agreement”) with an institutional investor (the “Buyer”) whereby, the Company agreed to sell to the Buyer certain notes and warrants. Pursuant to the terms of the Agreement, the Company agreed to sell to the Buyer a convertible note in the aggregate original principal amount of $3,850,000 (the “Original Note”), which was convertible into shares of common stock. The Original Note was non-interest bearing and was issued with an original issue discount of approximately 9%. The Company recorded the initial fair values of the OID and the conversion feature from the warrants up to the gross proceeds of the note ($3,500,000) as a discount on the Original Note which was to be amortized ratably over the six-month term. Net proceeds of the Original Note were $3,325,000 and at December 31, 2011, the carrying value of the Original Note was $2,685,686 and the associated unamortized discount was $527,878. The note was fully converted in April, 2012.

On January 3, 2012 the Company entered into a Purchase Agreement, whereby the Company agreed to sell to an investor twelve (12) senior secured convertible notes (each note the “Note,” and collectively the “Notes”). The initial Note has an original principal amount of $247,500, and was issued for a purchase price of $225,000. The remaining eleven (11) Notes each have an original principal amount of up to $237,600. The aggregate principal amount of the Notes that it may issue pursuant to the Purchase Agreement is $2,861,100, for an aggregate purchase price of $2,601,000, if certain conditions are met. Each Note matures eight (8) months after issuance. The closing of the purchase of the initial Note occurred on January 6, 2012, with subsequent closings taking place each month from February through August 2012 and the closing of the remaining Notes being expected to occur on the first day of each month beginning in October 2012, subject to certain closing conditions. The Notes are being issued with an original issue discount and are not interest bearing, unless the Company is in default on the Notes, in which case the Notes carry an interest rate of 18% per annum. As of September 30, 2012, the total principal outstanding on these notes was $213,200. During the nine months ended September 30, 2012, the Company reduced the outstanding balance of this debt by issuing 356,305,809 shares of its common stock to convert $635,100 of principal and exchanged a portion of the Vringo Investment to reduce a further $718,760 of principal (see below).

On March 12, 2012, the Company entered into an agreement with two investors, pursuant to which it agreed to effect an additional closing under the January 3, 2012 convertible note in which it will issue the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000, and warrants to purchase an aggregate of 5,238 shares of common stock at an exercise price of $52.50 per share. The notes are convertible into shares of its common stock at a conversion price equal to the lowest of (1) $0.105 per share (the “Fixed Conversion Price”), (2) the price which is 85% of the three lowest closing sale prices of the its common stock during the twenty trading day period preceding the applicable conversion date, and (3) the price which is 85% of the closing sale price of its common stock on the trading day preceding the applicable conversion date; provided that if it makes certain dilutive issuances (with limited exceptions), the Fixed Conversion Price of the Notes will be lowered to the per share price for the dilutive issuances. The closing of the purchase of the Notes and Warrants occurred on March 13, 2012. As of September 30, 2012, the outstanding principal on this additional closing note was $387,000. During the nine months ended September 30, 2012 the Company reduced principal on these notes in exchange for a portion of the Vringo Investment held by the Company in the amount of $163,000 (see below).

The Company has adopted Accounting Standards Codification Topic 470-50, Modifications and Extinguishments (ASC 470), which defines a debt modification. ASC 470 establishes that a modification exists if the terms of the embedded conversion option from which the change in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is at least 10 percent of the carrying amount of the original debt instrument immediately before the modification or exchange. On March 12, 2012, the effective date of the January 2012 and April 2011 additional Note amendments, the Company measured the fair value of the embedded conversion option and determined that the change in fair value immediately before and after the amendments were greater than 10 percent resulting in debt modifications. In accordance with ASC 470, the Company has recognized a loss on debt modifications of $2,191,583 on the accompanying interim consolidated statements of operations and comprehensive income for the nine months ended September 30, 2012.

On March 12, 2012, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company acquired 150 shares of Series A Convertible Preferred Stock of Innovate/Protect, Inc., a privately-held Delaware corporation, for $495,000. In the March 12, 2012 agreement detailed in the preceding paragraph, the Company agreed to utilize the proceeds from the issuance of the New Notes to purchase the Preferred Shares (see Note 4 –Investment).

On July 19, 2012, Innovate/Protect completed a merger with Vringo Inc. (NYSE Amex: VRNG), a provider of software platforms for mobile social and video applications and the Company received 452,640 shares of Vringo common stock valued at $1.76 per share on the date of the merger and 186,408 warrants to purchase Vringo common stock at an exercise price of $1.76 per share.

On September 27, 2012, the Company exchanged the 452,640 Vringo shares and the 186,408 Vringo warrants for the cancellation of certain convertible notes and the buy back of certain warrants issued by the Company. On September 27, 2012, the fair value of the Vringo common stock and warrants was $1,469,515. The Company reduced its convertible debt by $881,760 in this exchange ($718,760 of the January 2012 Notes and $163,000 of the March 2102 additional notes) and purchased 1,191,823,000 of its outstanding warrants, with a fair value of $1,792,466, for the remaining $587,755. As a result of this exchange, the Company recognized a gain on debt extinguishment of $1,204,711 during the quarter ended September 30, 2012.

NOTE 8 — DERIVATIVE INSTRUMENTS

The following tables detail activity for the nine months ended September 30, 2012 for derivative instruments in existence as of December 31, 2011 as well as new derivative instruments entered into during the nine months ended September 30, 2012 and the exchange agreement entered into on September 27, 2012 as described below. For further details regarding derivative instruments in existence as of December 31, 2011, refer to the audited financial statements included on the Company’s Form 10-K/A filed on April 10, 2012.

On January 3, 2012, the Company entered into an agreement with an institutional investor whereby the Company agreed to sell to the investor twelve senior secured convertible notes (the “January Notes”). The initial January Note was issued on January 6, 2012 in an original principal amount of $247,500, for a purchase price of $225,000. The remaining eleven January Notes will each have an original principal amount of up to $237,600. Each January Note matures eight months after issuance. The total face value of the twelve notes under this agreement will be $2,861,100, assuming each note is sold to the investor for full value. As of September 30, 2012 the total principal outstanding on these notes was $213,200. The January Notes are convertible into shares of its common stock at a conversion price equal to 80% of lowest bid price of its common stock on the date of conversion.

In conjunction with the January Notes, the Company also agreed to issue to the investor up to twelve warrants to acquire shares of common stock (January Warrants), each such issuance to occur along with each purchase of a January Note. Each warrant provides that the holder is initially entitled to purchase the number of shares of common stock equal to 50% of the number of shares of common stock issuable upon conversion in full of the applicable January Note (based on initial fixed conversion price equal to the three lowest closing sale prices of its common stock during the twenty trading day period preceding the issuance of the particular January Note, with respect to each January Note, such term is referred to as the “Fixed Conversion Price”) at an initial exercise price equal to the Fixed Conversion Price of the applicable January Note that is issued along with such warrant. As of September 30, 2012, 205 million shares of common stock underlie these warrants. The 205 million shares underlying the warrants is after the September 27, 2012 buy back of 1,100,573,000 warrants as a result of the exchange agreement described in Note 7.

On March 12, 2012, the Company entered into an agreement (the “March Agreement”) with two investors, pursuant to which it agreed to effect an additional closing of notes identical to the January Notes in which it issued the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000 (the “New Notes”), and warrants to purchase an aggregate of 2,619,048 shares of common stock at an exercise price of $0.105 per share (the “New Warrants”). The New Notes and New Warrants have identical terms to the January Notes and January Warrants described above. Each of the New Warrants issued was subject to the April 2012 Warrant Amendments, provided that in addition to such amendments, the New Warrants were amended to state that a portion of the New Warrants would be callable by the Company if the daily volume of its common stock was two million shares or greater for five consecutive trading days. As of September 30, 2012, 221 million shares of the Company’s common stock underlie these warrants. The 221 million shares underlying the warrants is after the September 27, 2012 buy back of 91,250,000 warrants as a result of the exchange agreement described in Note 7.

As of September 30, 2012, the Company has recognized the following warrants as derivative instruments:

Issue Date	Class/ Series	Price	Outstanding at Dec 31, 2011	Issued/amended	Exercised or Canceled	Outstanding and Exercisable at Sept. 30, 2012	Fair Value at Sept. 30, 2012	Fair Value at Dec 31, 2011
05/07/09*	Class C	$250 -5,000	177	—	(177)	—	$—	$116
05/07/09*	Class D	$250 -5,100	83	—	(83)	—	$—	$54
09/08/09	Class G	$6,250	500	—	(500)	—	$—	$611
04/22/10	Class I	$5,300	233	—	(233)	—	$—	$289
12/17/10**	Series A	$.00088	499	141,760,501	(141,761,000)	—	$—	$1,316
12/17/10**	Series C	$.00088	499	—	(499)	—	$—	$1,316
04/01/11	Series A	$.00088	963	273,436,037	(273,437,000)	—	$—	$2,572
04/01/11	Series B	$.00088	2,219	—	(2,219)	—	$—	$1,022
04/01/11	Series C	$.00088	869	—	(869)	—	$—	$2,322
01/03/12***	New Notes	$.00088	—	890,375,000	(685,375,000)	205,000,000	$198,602	$—
03/12/12	Additional Notes	$.00088	—	312,500,000	(91,250,000)	221,250,000	$214,123	$—

			6,042	1,618,071,538	(1,191,827,580)	426,250,000	$412,725	$9,618

*	The above table reflects repricing of all warrants to $250 in August 2011, except 27 Class C and 13 Class D warrants which remained at $5,000 and $5,100, respectively.
**	Includes warrants issued on March 7, 2011.
***	Includes January notes and each subsequent month’s notes.

The Company also recognized certain conversion features issued in conjunction with debt as derivative instruments:

Issue Date	Price	Outstanding at December 31, 2011	Issued	Exercised or Canceled	Outstanding and Exercisable at September 30, 2012	Fair Value at September 30, 2012	Fair Value at December 31, 2011
April 1, 2011	$2,000	2,083	—	(2,083)	—	$—	$6,157,299
January 3, 2012	$.00088	—	406,500,000	—	406,500,000	$129,121	$—
March 12, 2012	$.00088	—	687,500,000	—	687,500,000	$210,860	$—

		2,083	1,094,000,000	(2,083)	1,094,000,000	$339,981	$6,157,299

The derivative fair value amount associated with the conversion features issued on the April 2011 derivative instrument has increased as the conversion stock price has decreased from the original conversion price of $2,000.

In March 2012, the Company amended certain provisions of its April 2011 Original Note financing to amend the conversion price definition and as a result the Company recorded charges in its interim consolidated statements of operations for the nine months ended September 30, 2012 of $2,191,583, associated with these debt modifications.

The warrants and conversion features above were revalued at September 30, 2012 and December 31, 2011 using a binomial lattice pricing model using certain assumptions related to the probability of exercise and the following:

Risk free interest rate	0.02% - 1.60%
Dividend yield	—
Volatility	205% - 414%
Expected term	3 months to 5 years

In addition to the above derivative transactions, on November 12, 2010, the Company completed the acquisition of TerraSphere Systems, LLC, where it determined that as a result of an anti-dilution provision included in the purchase agreement, certain additional shares may have to be issued. The Company estimated that approximately 408 shares could be issued and classified the anti-dilution provision as a derivative liability. As of September 30, 2012 and December 31, 2011, the Company revalued the derivative liability to $583 and $140,164, respectively, based on the closing share price of the stock on that date.

The derivative liabilities reflected on the consolidated balance sheets at September 30, 2012 and December 31, 2011 totaled $753,289 and $6,307,081 respectively, and the derivative gains for the nine months ended September 30, 2012 and 2011 were $9,903,963 and $6,952,284, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The Company’s liabilities that are reported at fair value in the accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011 were as follows:

	Level of Hierarchy	Balance
		September 30, 2012	December 31, 2011
Obligations to issue shares	Level 2	$—	$9,127
Derivative warrants and anti-dilution provision liabilities	Level 3	$753,289	$6,307,081

The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the three and nine months ended September 30, 2012:

	Three months ended	Nine months ended
Balance, beginning of period	$(2,968,485)	$(6,307,081)
Conversions and Exchange	858,203	1,242,947
Issuances	(382,151)	(3,401,535)
Gain (loss) on Debt Modification	—	(3,000,205)
Gain on Debt Extinguishment	1,204,711	1,204,711
Gain (loss) on change in fair value	534,433	9,507,874

Balance, end of period	$(753,289)	$(753,289)

The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, for which carrying amounts approximate fair value.

NOTE 10 — STOCKHOLDERS’ EQUITY

STOCK OPTIONS

During the nine months ended September 30, 2012, the Company did not issue any stock options, none were exercised and 317 were forfeited. Therefore, as of September 30, 2012, the Company had 787 stock options outstanding with a weighted average price per share of $4,600 and an average remaining life of 8.25 years.

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

STOCK ISSUANCES

During the nine months ended September 30, 2012, the Company has issued 536,627,391 shares of its common stock to reduce principal of $3,975,978 on its convertible debt.

WARRANTS

In addition to the warrants classified as derivatives, the Company has also recognized certain warrants as equity instruments.

The following table sets forth the outstanding warrants classified as equity instruments as of September 30, 2012:

Warrants	Price	Outstanding at December 31, 2011	Issued	Exercised	Canceled	Outstanding at Sept. 30, 2012	Exercisable at Sept. 30, 2012
Class B	$55,000	530	—	—	(530)	—	—
Class E	$8,150	300	—	—	(300)	—	—
Class F	$6,250	117	—	—	(117)	—	—
Class H	$6,500	3,450	—	—	—	3,450	3,450
Class J	$2,700	325	—	—	—	325	325
Class K	$2,700	231	—	—	—	231	231

		4,953				4,006	4,006

NOTE 11 — DISCONTINUED OPERATIONS

In 2010, the Company discontinued operations at its facility in Woodbridge, NJ. The Company is actively working with vendors to satisfy its liabilities outstanding at September 30, 2012. Income recognized from this discontinued operation is the result of favorable settlements with certain of its creditors.

On September 17, 2012, the Company entered into an agreement with Heartland Technology Partners (“HTP”) whereby the Company and HTP agreed to resolve a dispute relating to the Supply and License Agreement that both parties entered into on March 23, 2010. The Supply and License Agreement governed certain Industrial Wastewater technology owned by HTP that was licensed to the Company. In exchange for $650,000 and the settlement of all disputes, the Company agreed to terminate the Supply and License Agreement dated March 23, 2010 and will no longer operate its Industrial Wastewater segment. As of the September 17, 2012, the Company had recorded the value of the Supply and License agreement at $500,000 on its balance sheet and therefore recognized a $150,000 gain on the termination of the Supply and License Agreement which is recorded in the Statements of Operations as discontinued operations for the three and nine months ended September 30, 2012.

As of September 30, 2012, the Company discontinued its Vertical Farming operations. The Company concluded it lacked the funds necessary to continue to fund the development of the Vertical Farming operations using TerraSphere’s patented technology. The Company does not expect to have any continuing positive cash flows from operations associated with the Vertical Farming segment.

The following table summarizes the components of the income (loss) from the discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue from discontinued operations	$14,265	$107,828	$54,307	$308,622

Loss from discontinued operations	$(1,634,242)	$(517,708)	$(2,054,477)	$(2,432,559)

The following table provides the assets and liabilities of the discontinued operations, in the consolidated balance sheets as of September 31, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Other receivables	$456	$—
Prepaid expenses and other assets	—	14,098
Deposits and other non-current assets	—	505,852
Property and equipment, net	—	132,325
Intangible assets, net	1,035,351	2,969,000

Assets of discontinued operations	$1,035,807	$3,621,275

Notes payable – related party	$72,351	$72,351
Accounts payable	1,350,846	1,217,087
Accrued expenses	43,353	27,953
Deferred revenue	95,000	95,000

Liabilities of discontinued operations	$1,561,550	$1,412,391

NOTE 12 — LEGAL PROCEEDINGS

The Company is not currently aware of any pending or threatened legal proceeding to which it is or would be a party, or any proceedings being contemplated by governmental authorities against it, or any of its executive officers or directors relating to the services performed on the Company’s behalf, except as follows:

On August 25, 2011, TerraSphere Inc., a wholly owned subsidiary of the Company, was named as a defendant in an action filed in the United States district court for the eastern district of Michigan against TerraSphere Systems, LLC and TerraSphere Inc. The plaintiff alleges, among other things, breach of fiduciary responsibilities regarding a joint venture agreement. The parties sought to resolve this matter but were unsuccessful. Responsive pleadings were filed and TerraSphere Inc. has been dismissed from the lawsuit. TerraSphere Systems, LLC remains a defendant and the Company plans to vigorously defend this matter. At this time, the Company is unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded relating to this matter.

In January 2012, Converted Organics Inc. (the “Company”) received notice that a complaint has been filed in the United States District Court for the District of Massachusetts, captioned Aboriginal Import Export, Ltd. and Nicholas G. Brusatore (the “plaintiffs”) v. TerraSphere Systems LLC, Converted Organics Inc., William A. Gildea, Edward Gildea, Mark C. Gildea, and TerraSphere Inc. (the “defendants”). The allegations in the complaint relate to the Company’s acquisition of TerraSphere Systems, LLC in November 2010. On April 27, 2012, the parties entered into a settlement agreement pursuant to which the plaintiffs voluntarily dismissed the action with prejudice and without costs or fees. Pursuant to the settlement agreement, the parties agreed to terminate the restrictive covenant included in the acquisition agreement regarding the ability of the plaintiffs to compete with the Company. In addition, the parties agreed to release their claims against each other as they related to the legal action or the acquisition agreement pursuant to which the Company acquired TerraSphere Systems, LLC.

NOTE 13 — SUBSEQUENT EVENTS

On October 23, 2012, the Company executed a term sheet whereby the Company would sell all the assets of TerraSphere in exchange for the inventory assuming on the liabilities of TerraSphere. As a result, as of September 30, 2012, the Company has taken an impairment loss of $1,774,921 on the TerraSphere assets.

The Company evaluated subsequent events through November 9, 2012 to determine whether or not any such events required disclosure in this form 10-Q.

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

General

Throughout 2012, our plan has been and it continues to be to work with our creditors to pay off our debt, continue to operate our Organic Fertilizer segment, find investment for, or a buyer for, or spin off our Industrial Wastewater segment or the Vertical Farming segment of our business to our shareholders and seek a merger partner that can benefit from our status as a public company. We believe that this plan offers an opportunity to provide value to our shareholders.

During the first nine months of 2012, Converted Organics had three business segments; Organic Fertilizer, Industrial Wastewater Treatment and Vertical Farming. For the quarter and nine months ended September 30, 2012, the Organic Fertilizer and Vertical Farming segments produced revenue (revenues for the Organic Fertilizer business began in 2008). In September 2012, we settled a dispute with the licensor of the industrial wastewater technology which resulted in the termination of our Industrial Wastewater Supply and License Agreement and the payment to the Company of $650,000. These funds will allow us to operate through December 31, 2012. In light of the termination of the Industrial Wastewater license we will not generate future revenue or own any assets in that segment of our business. We currently do not have sufficient cash to operate or expand our Vertical Farming (“TerraSphere”) segment and we expect that it will be sold within one year. Therefore, as of September 30, 2012, both the Industrial Wastewater and Vertical Farming segments have been classified as discontinued operations.

Presently, within our Organic Fertilizer segment, our facility in Gonzales, CA is operational and although it was cash flow positive in the first six months of 2012 (assuming no corporate overhead) it had negative cash flow of $62,000 in the quarter ended September 30, 2012. We also expect to have negative cash flow in the quarter ended December 31, 2012 and therefore we do not expect that it will provide any cash flow to either fund corporate operating needs or expand that business segment. We do not expect positive cash flow in the last quarter of the year as that is a typically slow selling period for the Organic Fertilizer market.

In January 2012, we entered into a limited financing agreement that provided for monthly working capital needs (which may be discontinued by the investor if it believes in its good faith discretion that the prospect of repayment is impaired or is unlikely to occur) at the corporate level, which, if certain conditions were met, would allow us to operate until December 31, 2012. As we received funds in connection with the settlement of our Industrial Wastewater Supply and License Agreement in September of 2012, we have cash that will allow us to operate through December 31, 2012, without taking advances under the limited financing agreement. The last advance we received under that agreement was in August 2012.

On September 27, 2012, we entered into a letter agreement with the investors under the limited financing agreement, whereby we exchanged shares of stock and warrants that we owned in a public company (Vringo) to reduce $881,760 of the existing convertible note payable balances and to repurchase 1.19 billion warrants to purchase shares of common stock of the Company. In addition, the investors agreed not to convert the remaining convertible notes ($600,200) into shares of our common stock until January 1, 2013 or until our stock price exceeded $.05, whichever occurs first.

Based on our historically low stock price, the conversion of the convertible notes issued under the limited financing agreement has resulted in massive issuances of our common stock. In addition, with the price of our common stock at current levels, we do not have sufficient shares to permit the full conversion of the convertible notes issued under the limited financing agreement which means we would be required to either repay the note in cash, which we do not have, or implement an additional reverse stock split. In June 2012, both the authority to have another reverse split of a ratio of any 1:100; 1:200; 1:300; 1:400; or 1:500, and an increase of our authorized shares of common stock from 500 million to one billion, were approved by our shareholders. The increase of our shares of common stock authorized to one billion shares was effective in June 2012. At the time of filing this report we have not decided when, or if, we will effect the reverse split.

Introduction

The Company had three business segments during the nine months ended September 30, 2012, which were (1) Organic Fertilizer, (2) Industrial Wastewater Treatment and (3) Vertical Farming. However, on September 17, 2012, the Company sold its Industrial Wastewater license, and prior to September 30, 2012, we received lender approval to seek a transaction whereby we would sell all the assets of the Vertical Farming segment in exchange for the assumption of all Vertical Farming liabilities. As of September 30, 2012, we expect that we can complete that transaction within one year. The Company has reported the Industrial Wastewater Treatment and Vertical Farming segments results of operations as discontinued operations within the consolidated financial statements. Based on the nature of products and services offered, the Company has determined that its only business segment is Organic Fertilizer at September 30, 2012.

Our operating structure is composed of our parent company, Converted Organics Inc. (“COIN”) and the subsidiaries listed below. Expenditures at the corporate level (items paid for by COIN) include management and public company expenses, and in 2011 included expenses associated with its Industrial Wastewater Treatment (“IWR”) business, and the outsourcing of dry product fertilizer production. It was the intention of management to transfer the operations of IWR and the dry fertilizer product to a subsidiary level when business volumes became appropriate. The current subsidiaries of COIN are as follows:

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

•

TerraSphere Inc., a Delaware C corporation and wholly owned subsidiary of COIN, was established to hold COIN’s investment in TerraSphere Systems, LLC (“Systems LLC”) in which COIN acquired a 95% interest on November 12, 2010. Systems LLC owns 85% of TerraSphere Systems Canada Inc. and 100% of PharmaSphere, LLC, which in turn owns 100% of PharmaSphere Worcester, LLC. COIN’s acquisition of its interest in Systems LLC was approved by our shareholders at a special meeting held on September 16, 2010. This entire business is classified as discontinued operations.

•	GoLocalProduceRI, LLC, an inactive 83.34% owned subsidiary of COIN, was acquired on December 30, 2010 for the purpose of building and operating a TerraSphere facility.

Organic Fertilizer Business

We operate a processing facility in Gonzales, CA that uses food and agricultural waste as raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sale to our agribusiness market. During 2012, we have not recorded any sales from our production facility in Woodbridge, NJ, as operations at that facility were discontinued and we will not have sales from that facility in the future. In the first six months of 2011 we contracted with a third party manufacturer and packager to produce our 8-1-4 dry product to sell to our established retail and turf management customers that were previously serviced by our Woodbridge, NJ facility. We generated approximately $285,000 in revenue from this outsourced product in 2011 but we have not generated revenue in 2012 from the outsourced product. Our plan to produce future revenue from the fertilizer business is based upon our continued operation of our Gonzales, CA facility and possibly the licensing the use of our technology to others.

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

The Gonzales, CA facility generated revenues of approximately $1,400,000 and a gross profit of approximately $189,000, or 14% (based on no allocation of corporate overhead) but did not have positive cash flow for the three months ended September 30, 2012. The gross margin of 14% is significantly less than the 33% achieved in the same period in 2011 and the decline is due to lower than anticipated sales and fixed production costs (this is further discussed in the results of operations section below). We plan to improve this operating margin by generating tip fees from receiving additional quantities of food processing waste and by reducing the amount of raw material and freight costs currently associated with the production process.

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

Converted Organics of Mississippi, LLC

On January 26, 2010, we formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly owned subsidiary of the Company. We established this entity for the purpose of adding a poultry litter-based fertilizer to our existing product lines, and we outsourced the production of this product. We did not have any sales from this product in 2011 or the first nine months of 2012 and we do not expect sales from this product in the future.

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

On March 23, 2010, we entered into a loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The non-interest bearing loan agreement required us to advance $500,000 to HTP in three monthly installments that commenced upon signing of the loan. The outstanding principal balance of the loan was due only if either a change of control of HTP or the completion by HTP of a financing in excess of $10 million occurred on or before June 30, 2012. In consideration for entering into the loan agreement, we were granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT® Concentrator technology in the U.S. industrial wastewater market. The industrial wastewater market involves the treatment of waters that have been contaminated by anthropogenic industrial or commercial activities, prior to their reuse or release into the environment. The LM-HT® Concentrator reduces carbon emissions compared to traditional technologies by using waste heat and renewable energy as thermal fuel. On June 30, 2012, these two items had not occurred and therefore we did not receive the $500,000 repayment from HTP, however, we valued the license at $500,000. On September 17, 2012, we completed a transaction with HTP whereby we terminated all rights under the license agreement in exchange for $650,000 and we no longer have any rights under that agreement. For the three months ended September 30, 2012 we recognized a $150,000 gain on the termination of the license agreement.

During 2011, IWR operated an industrial wastewater concentrator on Glenwood Springs Landfill Enterprise’s South Canyon Landfill in Glenwood Springs, CO as a result of an agreement signed in January of 2011 with Waste Systems, Inc. This facility was designed to treat 15,000 gallons of aqueous waste per day and was be fueled by the combustion of biomass diverted from disposal in the landfill. Among the industrial wastewaters treated by the plant were septic, wash waters, process waters, man-camp wastewaters, and wastewaters from oil and gas exploration activities. Under this agreement we were paid a per gallon fee for the amount of industrial wastewater that was treated, less labor costs to operate the unit and a marketing fee to generate industrial wastewater delivered to the facility. In addition, we were responsible for repairs and maintenance of the evaporator unit. We were responsible for the purchase of the evaporator unit and will own it. The unit was manufactured by HTP. As of January 2011 we began to generate revenue under this agreement from South Canyon Landfill’s traditional method of wastewater treatment as we waited for conditional air permits. Such permits were received in March of 2011, at which time we paid $600,000 of the $1.6 million purchase price of the evaporator and the unit commenced operations. The agreement that we had with South Canyon landfill called for us to own the equipment and they will operate it. We would receive the gross revenue from the wastewater that is treated less a charge for direct labor to operate the equipment, repairs and maintenance on the equipment and a marketing fee to allow us to attract additional wastewater customers to use the South Canyon landfill for wastewater disposal. In the later part of 2011, we were unable to continue to make the required payments towards the equipment and in early January 2012 we received notice from Waste Systems, Inc. that the agreement had been terminated and the equipment and any deposits made on the equipment remained with Waste Systems. The results of operations for the three and nine months ended September 30, 2012 and 2011 are classified as discontinued operations.

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

TerraSphere Systems is in the business of designing, building, and operating highly efficient and scalable systems, featuring a patented, proprietary technology that utilizes vertically-stacked modules to house rows of plants, which are then placed perpendicular to an interior light source to grow pesticide and chemical-free organic fruits and vegetables. Due to a controlled, indoor environment, the system generates fresh produce year-round in any location or climate world-wide. During all of 2011, we funded the TerraSphere operation and sought additional financing to build out the TerraSphere business. By the end of 2011, we had not been successful in those efforts and we are unable to continue to fund the operations. Prior to September 30, 2012 we received lender approval to sell all the assets of TerraSphere in exchange for the assumption of all TerraSphere liabilities. As of September 30, 2012, we expect that we can complete that transaction within one year and therefore the results of operations for the three and nine months ended September 30, 2012 and 2011 are classified as discontinued operations.

2011 and 2012 Financing Activities

On April 1, 2011, we entered into a Securities Purchase Agreement with an institutional investor whereby we sold to the investor a convertible note in the aggregate original principal amount of $3,850,000 (the “Original Note”), which was convertible into shares of our common stock. The Original Note was issued with an original issue discount of approximately 9.1%, and the proceeds from the Original Note were $3,500,000. The Original Note was noninterest bearing. On November 2, 2011, we entered into an agreement pursuant to which we agreed with the holder of the Original Note to exchange Original Note, which had $3,474,797 of principal outstanding on November 2, 2011, for a senior secured convertible note in the aggregate original principal amount of $3,474,797 (the “Note”).

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

The Series A Warrants are exercisable six months and one day after issuance and have a five year term commencing on the initial exercise date. As of November 9, 2012, there are no Series A warrants outstanding as they were repurchased by us in the September 27, 2012 exchange agreement (see section below). The Series C Warrants provide that if on the later of (1) the expiration date of the Series B Warrants or (2) the date on which we register the shares of common stock underlying the securities we issued in the Original Note offering, we have the right to redeem from such holder its Series C Warrant for $1,000 under certain circumstances, including that less than 50% of the Series B Warrants have been exercised. The Series B Warrants expired unexercised in May 2012. The exercisability of the warrants may be limited if, upon exercise, the holder or any of its affiliates would beneficially own more than 4.9% of our common stock.

On January 3, 2012, we entered into an agreement with an institutional investor whereby we agreed to sell to the investor twelve senior secured convertible notes (the “January Notes”). The initial January Note was issued on January 3, 2012 in an original principal amount of $247,500, for a purchase price of $225,000. The remaining eleven January Notes will each have an original principal amount of up to $237,600, and will each be issued for a purchase price of $216,000. Each January Note matures eight months after issuance. The total face value of the twelve notes under this agreement will be $2,861,100, assuming each note is sold to the investor for the full amount, of which there is no assurance. The January Notes are convertible into shares of our common stock at a conversion price equal to 80% of lowest bid price of our common stock on the date of conversion. As of November 9, 2012, the total principal outstanding on these notes was $213,200.

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

With respect to the initial January Notes issued from January 3, 2012 through August 14, 2012, using the Fixed Conversion Price, which means (after taking into account the reverse split we completed in March 2012) the minimum number of shares of common stock underlying the initial January Note is 13,285,119 shares. As of August 9, 2012, the number of shares of common stock underlying the warrants issued in connection with the initial January Notes are 205,000,000 shares and the exercise price of the warrants were $0.00088. We cannot predict the Fixed Conversion Price for the January Notes and corresponding warrants at this time. In addition, we cannot predict if the exercise price of the outstanding warrants will be lowered and the number of shares underlying the warrants will be increased due to anti-dilution protections in such warrants. As such, the total number of shares underlying all twelve January Notes and warrants is unknown.

On March 12, 2012, we entered into an agreement (the “March Agreement”) with two investors, pursuant to which we agreed to effect an additional closing of notes identical to the January Notes in which we issued the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000 (the “New Notes”), and warrants to purchase an aggregate of 2,619,048 shares of common stock at an exercise price of $0.105 per share (the “New Warrants”). As of November 9, 2012, the outstanding principal balance on these notes was $387,000.The New Notes and New Warrants have identical terms to the January Notes and Series A Warrants described above. Each of the New Warrants issued was subject to the April Warrant Amendments, provided that in addition to such amendments, the New Warrants were amended to state that a portion of the New Warrants would be callable by us upon if the daily volume of our common stock was two million shares or greater for five consecutive trading days. As of November 9, 2012, the number of shares of common stock underlying the warrants issued in connection with the March Agreement were 221,250,000 shares and the exercise price of the warrant was $0.00088. We cannot predict the Fixed Conversion Price for this note and corresponding warrants at this time. As such, the total number of shares underlying the March Agreement is unknown.

On September 27, 2012, The Company entered into a letter agreement with two institutional investor (collectively, the “Investors”) pursuant to which the Company agreed to exchange 452,640 shares of common stock of Vringo, Inc. and warrants to purchase an additional 186,408 shares of common stock at $1.76 per share for the forgiveness and extinguishment of $881,760 of convertible debt and the repurchase by the Company of warrants to purchase 1,191,823,000 shares of common stock of the Company at $0.00088 per share. In addition, the Investors agreed not to seek payment or to convert into shares of common stock the $600,200 of debt remaining outstanding until January 1, 2013 or until the price of our common stock is $0.05 per share. The principal balances that remain on the notes described above and shares underlying the outstanding warrants are after giving effect to the September 27, 2012 transaction detailed in this paragraph.

Trends and Uncertainties Affecting our Operations

We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. In addition, our plan for the remainder of 2012 includes leveraging the TerraSphere assets and finding a merger candidate. There is no guarantee that we will be successful in any or all of these efforts.

Liquidity and Capital Resources

At September 30, 2012, we had total current assets of approximately $1.1 million, consisting primarily of cash, accounts receivable and fertilizer inventory, and had current liabilities of approximately $3.7 million, consisting primarily of term and convertible notes payable, accounts payable, liabilities from discontinued operations and derivative liabilities, leaving us with negative working capital of approximately $2.6 million. Non-current assets totaled approximately $3.3 million and consisted primarily of property and equipment and intangible assets. We have an accumulated deficit at September 30, 2012 of approximately $114.3 million. We had stockholders’ equity at September 30, 2012 of approximately $329,000. For the first nine months of 2012, we generated revenues from continuing operations of approximately $1.4 million as compared to revenue from continuing operations of $2.5 million for the same period in 2011. A full discussion of the variance in revenue is included in the results of operations section below.

Although the Organic Fertilizer business was cash flow positive in the first six months of 2012 it had negative cash flow of $62,000 in the quarter ended September 30, 2012 and we expect to have negative cash flow in the quarter ended December 31, 2012, and therefore we do not expect that it will generate any cash to fund the corporate overhead, even though we have greatly reduced such overhead from 2011 levels, and we do not have enough cash to fund any operating activity in the Vertical Farming segment.

Presently, our liquidity is limited to our cash on hand at September 30, 2012 of approximately $765,000, and the approximately $700,000 that we may receive during the remainder of 2012 as a result of the sale of the additional convertible notes. Through August 14, 2012 we have sold $1,567,060 of these notes and may sell up to $237,600 per month through December 31, 2012, if certain conditions are met. As we received funds in connection with the settlement of our Industrial Wastewater Supply and License Agreement in September of 2012, we have cash that will allow us to operate through December 31, 2012, without taking advances under the limited financing agreement and it is doubtful that the investor would purchase additional notes given the fact that we have funds to last until December 31, 2012. The last advance we received under that agreement was in August 2012.

Currently, none of our warrant issuances are in the money and our stock price has been less than $.01 per share and, therefore, we do not expect to raise any significant funds due to the exercise of warrants.

If we do not receive additional funds in excess of the amount of cash on hand, whether as a result of the exercise of the warrants issued or the convertible note, or otherwise, we will not be able to continue our operations once the cash on hand is utilized, which we estimate to be December 31, 2012. Even in the event that we do receive additional funds, there is no guarantee that such funds will be sufficient to continue operations until we achieve our plan. At this time, we do not have any commitments for additional financing, and there is no assurance that capital in any form will be available to us on terms and conditions that are acceptable or at all.

Results of Continuing Operations for the Three Months Ended September 30, 2012

Revenue

Our revenue from continuing operations for the three month period ended September 30, 2012 was approximately $426,000 compared to approximately $579,000 for the same period ended September 30, 2011.

Revenue from fertilizer was approximately $386,000 for the three month period ended September 30, 2012 (for liquid fertilizer from Gonzales) compared to approximately $530,000 for the same period ended September 30, 2011 (for liquid fertilizer from Gonzales). This decrease of $144,000 in fertilizer revenues is due to a decrease in sales at the Gonzales facility. The decrease in sales from Gonzales is due to loss of a customer and increased competition in the organic fertilizer market. We did not have sales in 2012 or the second half of 2011 of the outsourced dry fertilizer product as we did not continue the production of that product after June 2011.

The IWR segment of our business had no revenues in 2012, or for the three months ended September 30, 2012, as our agreement to operate a concentrator unit in Colorado was terminated in late 2011. In addition, on September 17, 2012 we sold the remaining asset of the IWR segment. The $108,000 of 2011 revenue is classified as discontinued operations in 2011.

Our Vertical Farming segment reported revenues of $40,000 for the three month period ended September 30, 2012 compared to $0 in revenue for the same period in 2011. The revenue generated in the three months ended September 30, 2012 is related to a license deposit that we received in March 2012 that we classified as deferred revenue until certain contractual conditions were met. As of September 30, 2012 the licensee failed to meet their obligation and as there was no refund provision with the agreement, we recognized the deposit as revenue. We do not expect to receive further revenue from this license. In addition, we do not have the funds to generate revenue from TerraSphere products and we do not expect further sales in 2012.

Cost of Goods Sold

For the three month period ended September 30, 2012, we had cost of goods of approximately $369,000 compared to $478,000 for the same period in 2011.

Cost of goods sold related to fertilizer at the Gonzales facility was approximately $370,000 for the three months ended September 30, 2012, leaving an operating margin of $16,000 or 4%, compared to cost of goods of $464,000 for the same period in 2011 and an operating margin of $66,000 or 12%. This decline in margin is due to a decline in sales with consistent fixed production costs. Although there were no sales in the quarter ended September 30, 2011 for our dry fertilizer product which was produced by an outside supplier, we did have product costs of $14,000 related to finalizing the activity associated with that product.

Cost of goods sold for our IWR segment was $70,000 for the three months ended September 30, 2011 leaving an operating margin of 35%. There was no comparable activity in 2012 as we no longer operate the Colorado facility. This 2011 activity has been presented as discontinued operations in our statement of operations.

General and Administrative Expenses

General and administrative expenses for the three month period ended September 30, 2012 were approximately $585,000 compared to approximately $1.2 million for the same period in 2011. The decrease of approximately $615,000 is primarily comprised of a decrease in salaries and operating expenses, as operations have been curtailed significantly in order to conserve cash.

Interest Expense

Interest expense for the three months ended September 30, 2012 was approximately $1.1 million compared to approximately $1.4 million for the same period in 2011. This increase of approximately $300,000 is directly associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.

Derivative Gain

For the three months ended September 30, 2012, we had a derivative gain of approximately $930,000 compared to a derivative loss of approximately $2.3 million for the same period in 2011. This is a non-cash gain and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, and included an anti-dilution provision related to shares issued in the TerraSphere acquisition. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative gain (loss).

Gain on Debt Modification

For the three months ended September 30, 2012, we had a gain on debt modification of approximately $800,000 compared to a loss of approximately $936,000 for the same period in 2011. This is a non-cash gain and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, which is calculated upon any modification to existing debt agreements.

Gain on Sale of Investment

For the three months ended September 30, 2012 we had a gain on sale on investment of approximately $974,000 with no comparable activity in 2011. This gain related to the exchange of stock and warrants for the extinguishment of certain convertible notes and the repurchase of certain of our warrants.

Results of Continuing Operations for the Nine Months Ended September 30, 2012

Revenue

Our revenues from continuing operations for the nine month period ended September 30, 2012 were approximately $1,454,000 compared to $2,498,000 for the same period ended September 30, 2011. The various components are described below.

Revenue from fertilizer was approximately $1,400,000 for the nine month period ended September 30, 2012 ($1,400,000 for liquid fertilizer from Gonzales and $0 from the outsourced dry fertilizer) compared to approximately $2,498,000 for the same period ended September 30, 2011 ($2,216,000 for liquid fertilizer from Gonzales and $282,000 from outsourced dry fertilizer). This decrease of approximately $1,098,000 in revenues is due to a decrease in the sale of dry product produced by an outside vendor of $282,000 and a decrease in sales at the Gonzales facility of $816,000. The decrease in sales from Gonzales is due to loss of a customer and increased competition in the organic fertilizer market. We did not have sales in 2012 of the outsourced dry fertilizer product as we did not continue the production of that product after June 2011.

The IWR segment of our business recognized revenues in the amount of approximately $308,000 in the nine month period ended September 30, 2011. This segment had no revenues in 2012, as our agreement to operate a concentrator unit in Colorado was terminated in late 2011. In addition, on September 17, 2012 we sold the reaming asset of the IWR segment. The $308,000 of 2011 revenue is classified as discontinued operations in 2011.

Our Vertical Farming segment had revenues for the nine month period ended September 30, 2012 of approximately $54,000 and had no revenue for the nine months ended September 30, 2011. The revenue that was generated in 2012 was associated with product sales in Canada and a license fee. We do not have the funds to operate the facility in Canada and we do not expect further sales in 2012 from that facility.

Cost of Goods Sold

For the nine month period ended September 30, 2012, we had cost of goods sold of approximately $1,211,000 compared to $1,867,000 for the same period in 2011. The decrease in cost of goods sold is detailed below.

Cost of goods sold related to fertilizer at the Gonzales facility was approximately $1,211,000 for the nine months ended September 30, 2012, leaving an operating margin of $189,000 or 13.5%, compared to cost of goods sold of $1,492,000 for the same period in 2011 and an operating margin of $724,000 or 33%. This decline in margin is due to a decline in sales with production costs remaining fixed.

Cost of goods sold for our dry fertilizer product (produced by an outside supplier) was approximately $375,000 for the nine months ended September 30, 2011, leaving an operating margin of negative 28%. There was no comparable activity in 2012.

Cost of goods sold for our IWR segment was $106,000 for the nine months ended September 30, 2011 leaving an operating margin of 42%. There was no comparable activity in 2012 as we no longer operate the Colorado facility and we have sold the remaining asset. The $106,000 of cost of goods is recorded in the discontinued operations section of the statement of operations.

General and Administrative Expenses

General and administrative expenses for the nine month period ended September 30, 2012 were approximately $2.3 million compared to approximately $7.2 million for the same period in 2011. The decrease of approximately $4.9 million is primarily comprised of a decrease in salaries and operating expenses, as operations have been curtailed significantly in order to conserve cash.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was approximately $4.0 million compared to approximately $7.3 million for the same period in 2011. This decrease of approximately $3.3 million is directly associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.

Derivative Gain

For the nine months ended September 30, 2012, we had a derivative gain of approximately $9.9 million compared to a derivative gain of approximately $7.0 million for the same period in 2011. This is a non-cash gain and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, and included an anti-dilution provision related to shares issued in the TerraSphere acquisition. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative gain.

Loss on Debt Modification

For the nine months ended September 30, 2012, we had a loss on debt modification of approximately $2.2 million compared to approximately $937,000 for the same period in 2011. This is a non-cash loss and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, which is calculated upon any modification to existing debt agreements.

Gain on Sale of Investment

For the nine months ended September 30, 2012, we had a gain on sale on investment of approximately $974,000 with no comparable activity in 2011. This gain related to the exchange of stock and warrants for the extinguishment of certain convertible notes and the repurchase of certain of our warrants.

Statement of Cash Flow Activity

For the nine months ended September 30, 2012, we had negative cash flows from operating activities of approximately $797,000, comprised of income from operations of approximately $2.4 million adjusted for certain non-cash items such as depreciation and amortization, non-cash interest expense associated with the issuance of convertible debt, amortization of deferred financing fees, non-cash derivative gain and an increase in accounts payable and accrued expenses. We also had negative cash flows from investing activities of approximately $504,000, primarily related to our investment in stock of a private company. The negative cash flows from both operating and investing activities was offset by approximately $1.9 million in positive cash flows from financing activities comprised of proceeds from our various convertible debt transactions. The result of the above activities decreased our cash position by approximately $49,000 for the nine months ended September 30, 2012.

Results of Discontinued Operations

In 2010, the Company discontinued operations at its facility in Woodbridge, NJ. The Company is actively working with vendors to satisfy its liabilities outstanding at September 30, 2012. Income recognized from this discontinued operation is the result of favorable settlements with certain of its creditors.

On September 17, 2012, the Company entered into an agreement with Heartland Technology Partners (“HTP”) whereby the Company and HTP agreed to resolve a dispute relating to the Supply and License Agreement that both parties entered into on March 23, 2010. The Supply and License Agreement governed certain Industrial Wastewater technology owned by HTP that was licensed to the Company. In exchange for $650,000 and the settlement of all disputes, the Company agreed to terminate the Supply and License Agreement dated March 23, 2010 and will no longer operate its Industrial Wastewater segment. As of the September 17, 2012, the Company had recorded the value of the Supply and License Agreement at $500,000 on its balance sheet and therefore recognized a $150,000 gain on the termination of the Supply and License Agreement which is recorded in the Statement of Operations for discontinued operations for the three and nine months ended September 30, 2012.

As of September 30, 2012, the Company discontinued its Vertical Farming operations. The Company concluded it lacked the funds necessary to continue to fund the development of the Vertical Farming operations using TerraSphere’s patented technology. The Company does not expect to have any continuing positive cash flows from operations associated with the Vertical Farming segment.

The following table summarizes the components of the income (loss) from the discontinued operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue from discontinued operations	$14,265	$107,828	$54,307	$308,622

Loss from discontinued operations	$(1,634,242)	$(517,708)	$(2,054,477)	$(2,432,559)

The following table provides the assets and liabilities of the discontinued operations, in the consolidated balance sheets as of September 31, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Other receivables	$456	$—
Prepaid expenses and other assets	—	14,098
Deposits and other non-current assets	—	505,852
Property and equipment, net	—	132,325
Intangible assets, net	1,035,351	2,969,000

Assets of discontinued operations	$1,035,807	$3,621,275

Notes payable – related party	$72,351	$72,351
Accounts payable	1,350,846	1,217,087
Accrued expenses	43,353	27,953
Deferred revenue	95,000	95,000

Liabilities of discontinued operations	$1,561,550	$1,412,391

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

Revenue Recognition

Share-based Compensation

Long-Lived Assets

Derivative Instruments

Discontinued Operations

Fair Value Measurements

Income Taxes

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission, for a description of all critical accounting policies.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 25, 2011, TerraSphere Inc., our wholly owned subsidiary, was named as a defendant in an action filed in the United States district court for the eastern district of Michigan against TerraSphere Systems, LLC and TerraSphere Inc. The plaintiff alleges, among other things, breach of fiduciary responsibilities regarding a joint venture agreement. The parties sought to resolve this matter but were unsuccessful. Responsive pleadings were filed and TerraSphere Inc. has been dismissed from the lawsuit. TerraSphere Systems, LLC remains a defendant and we plan to vigorously defend this matter. At this time we are unable to estimate any losses that may be incurred as a result of this litigation and upon its eventual disposition. Accordingly, no loss has been recorded relating to this matter.

In January 2012, Converted Organics Inc. (the “Company”) received notice that a complaint has been filed in the United States District Court for the District of Massachusetts, captioned Aboriginal Import Export, Ltd. and Nicholas G. Brusatore (the “plaintiffs”) v. TerraSphere Systems LLC, Converted Organics Inc., William A. Gildea, Edward Gildea, Mark C. Gildea, and TerraSphere Inc. (the “defendants”). The allegations in the complaint relate to the Company’s acquisition of TerraSphere Systems, LLC in November 2010. On April 27, 2012, the parties entered into a settlement agreement pursuant to which the plaintiffs voluntarily dismissed the action with prejudice and without costs or fees. Pursuant to the settlement agreement, the parties agreed to terminate the restrictive covenant included in the acquisition agreement regarding the ability of the plaintiffs to compete with the Company. In addition, the parties agreed to release their claims against each other as they related to the legal action or the acquisition agreement pursuant to which the Company acquired TerraSphere Systems, LLC.

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

On June 8, 2012 (at our 2012 annual meeting) both the authority to have another reverse split and the increase of our common shares authorized to one billion were approved by or shareholders. The increase of our shares of common stock to one billion shares took place in June 2012. At the time of filing this report we have not decided when or if, we will affect the reverse split that was approved on June 8, 2012. We have until June 8, 2013 to implement the reverse split.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.2	Letter Agreement by and among the Company and certain investors dated September 17, 2012 (incorporated by reference to the Form 8-K filed October 1, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906

32.2	Certification of Chief Financial Officer pursuant to Section 906

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.

Date: November 13, 2012	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer, Principal Executive Officer

Date: November 13, 2012	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration and Principal Accounting Officer