Form 10-Q/A
period 2012-09-30
Converted Organics Inc.
filed 2012-11-26
CIK 1366340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Converted Organics Inc. and its subsidiaries (collectively the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 13, 2012 (the “Form 10-Q”). The purpose of this amendment is to correct certain typographical errors made in Footnotes 2, 7 and 8 of its financial statements as well as in the three month and nine month periods ended September 30, 2012 Results of Operations discussion in Section 2.

The Amendment does not reflect events occurring after date of the original filing. Accordingly, the Amendment should be read in conjunction with the original filing.

INDEX

Page.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	4
Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (unaudited)	5
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2012 (unaudited)	6
Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	7
Notes to Interim Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
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

As reflected in the interim consolidated financial statements, the Company incurred a loss from continuing operations before provision for income taxes of approximately $2.7 million for the nine months ended September 30, 2012 and as of September 30, 2012 has an accumulated deficit of approximately $114.3 million and a working capital deficiency of approximately $2.6 million.

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

In March 2012, the Company amended certain provisions of its April 2011 Original Note financing to amend the conversion price definition and as a result the Company recorded charges in its interim consolidated statements of operations for the nine months ended September 30, 2012 of $3,000,205, associated with these debt modifications.

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

The derivative liabilities reflected on the consolidated balance sheets at September 30, 2012 and December 31, 2011 totaled $753,289 and $6,307,081 respectively, and the derivative gains for the nine months ended September 30, 2012 and 2011 were $9,507,874 and $6,952,284, respectively.

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

Results of Continuing Operations for the Three Months Ended September 30, 2012

Revenue

Our revenue from continuing operations for the three month period ended September 30, 2012 was approximately $386,000 compared to approximately $579,000 for the same period ended September 30, 2011.

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

General and Administrative Expenses

General and administrative expenses for the three month period ended September 30, 2012 were approximately $542,000 compared to approximately $921,000 for the same period in 2011. The decrease of approximately $379,000 is primarily comprised of a decrease in salaries and operating expenses, as operations have been curtailed significantly in order to conserve cash.

Interest Expense

Interest expense for the three months ended September 30, 2012 was approximately $1.1 million compared to approximately $1.4 million for the same period in 2011. This increase of approximately $300,000 is directly associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.

Derivative Gain

For the three months ended September 30, 2012, we had a derivative gain of approximately $534,000 compared to a derivative loss of approximately $2.3 million for the same period in 2011. This is a non-cash gain and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, and included an anti-dilution provision related to shares issued in the TerraSphere acquisition. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative gain (loss).

Gain on Debt Modification

For the three months ended September 30, 2012, there was no impact related to debt modification compared to a loss of approximately $936,000 for the same period in 2011. This is a non-cash loss and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, which is calculated upon any modification to existing debt agreements.

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

Results of Continuing Operations for the Nine Months Ended September 30, 2012

Revenue

Our revenues from continuing operations for the nine month period ended September 30, 2012 were approximately $1,400,000 compared to $2,498,000 for the same period ended September 30, 2011. The various components are described below.

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

General and Administrative Expenses

General and administrative expenses for the nine month period ended September 30, 2012 were approximately $2.0 million compared to approximately $5.7 million for the same period in 2011. The decrease of approximately $3.7 million is primarily comprised of a decrease in salaries and operating expenses, as operations have been curtailed significantly in order to conserve cash.

Interest Expense

Interest expense for the nine months ended September 30, 2012 was approximately $4.0 million compared to approximately $7.3 million for the same period in 2011. This decrease of approximately $3.3 million is directly associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.

Derivative Gain

For the nine months ended September 30, 2012, we had a derivative gain of approximately $9.5 million compared to a derivative gain of approximately $7.0 million for the same period in 2011. This is a non-cash gain and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, and included an anti-dilution provision related to shares issued in the TerraSphere acquisition. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative gain.

Loss on Debt Modification

For the nine months ended September 30, 2012, we had a loss on debt modification of approximately $3.0 million compared to approximately $937,000 for the same period in 2011. This is a non-cash loss and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, which is calculated upon any modification to existing debt agreements.

Gain on Sale of Investment

For the nine months ended September 30, 2012, we had a gain on sale on investment of approximately $974,000 with no comparable activity in 2011. This gain related to the exchange of stock and warrants for the extinguishment of certain convertible notes and the repurchase of certain of our warrants.

Statement of Cash Flow Activity

For the nine months ended September 30, 2012, we had negative cash flows from operating activities of approximately $797,000, comprised of income from operations of approximately $634,000 adjusted for certain non-cash items such as depreciation and amortization, non-cash interest expense associated with the issuance of convertible debt, amortization of deferred financing fees, non-cash derivative gain and an increase in accounts payable and accrued expenses. We also had negative cash flows from investing activities of approximately $504,000, primarily related to our investment in stock of a private company. The negative cash flows from both operating and investing activities was offset by approximately $1.9 million in positive cash flows from financing activities comprised of proceeds from our various convertible debt transactions. The result of the above activities decreased our cash position by approximately $49,000 for the nine months ended September 30, 2012.

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

Converted Organics Inc.

Date: November 26, 2012	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer, Principal Executive Officer

Date: November 26, 2012	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration and Principal Accounting Officer