Form 10-K
period 2012-12-31
Converted Organics Inc.
filed 2013-03-15
CIK 1366340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐         No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,805,127.

The number of shares outstanding of common stock of the Registrant as of March 15, 2013 was 536,836,281.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement to be filed subsequent to the date hereof in connection with the registrant’s 2013 annual meeting are incorporated by reference into Part III of this Report.

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

General

Converted Organics Inc. (“Converted Organics”, “we”, “us”, “our”, or the “Company”) had acquired innovative clean technologies to establish and operate environmentally friendly businesses. As of the filing date of this report, due to severe cash constraints, we have sold two of those technologies (Industrial Wastewater Treatment and Vertical Farming) and continue to operate one segment (Organic Fertilizer).

As of the filing date of this report, we have entered into a financing agreement at the corporate level, which will allow us to operate until March 31, 2013. Presently, we have no commitments for further funds to operate past that date and, as discussed below, we continue to actively seek a merger partner for our business.

        Throughout 2012, our plan has been and continues to be to work with our creditors to pay off our debt, continue to operate our Organic Fertilizer segment, find investors, or a buyer for the Industrial Wastewater Treatment segment and the Vertical Farming segment of our business and seek a merger partner that can benefit from our status as a public company. We believe that this plan offers an opportunity to provide value to our shareholders. During the last four months of 2012 we completed part of this plan through the sale of both our Industrial Wastewater Treatment and Vertical Farming segments.

 In September 2012, we settled a dispute with the licensor of the industrial wastewater technology which resulted in the termination of our Industrial Wastewater Supply and License Agreement and the payment to the Company of $650,000. These funds were used to allow us to operate through January 31, 2013. In light of the termination of the Industrial Wastewater Supply and License Agreement we will not generate future revenue or own any assets in that segment of our business.

 In December 2012, we entered into a Purchase and Sale of Business Agreement (the "Agreement") with an Investor, whereby the Company transferred its entire ownership of TerraSphere Inc. (100% owned by the Company) and the subsidiaries of TerraSphere Inc. to the Investor for consideration of $5.00. Under the Agreement, the Investor received all of the assets of TerraSphere Inc. and its subsidiaries and assumed all of the liabilities of TerraSphere Inc. and its subsidiaries. The assets of TerraSphere at the date of sale were approximately $1,017,000 and the liabilities were approximately $1,045,000 not including a pending lawsuit. As a result of the termination of our Industrial Wastewater Treatment segment and the sale of our Vertical Farming segment, the 2012 and 2011 operating activity from those segments have been classified as discontinued operations.

Presently, within our Organic Fertilizer segment, our facility in Gonzales, CA is operational and although it was cash flow positive in the first six months of 2012 (assuming no corporate overhead), it had negative cash flow of $162,000 in the last six months of 2012. We therefore do not expect that it will provide any cash flow to either fund corporate operating needs or expand that business segment in the immediate future. We also do not expect positive cash flow in the first quarter of 2013 as that is a typically slow selling period for the Organic Fertilizer market.

In January 2012, we entered into a limited financing agreement that provided for monthly working capital needs at the corporate level through the issuance of secured convertible notes. As we received funds in connection with the settlement of our Industrial Wastewater Supply and License Agreement in September of 2012, we had cash that allowed us to operate through January 31, 2013, without taking additional advances under the limited financing agreement. The last advance we received under that agreement was in August 2012. There are no further advances available to us under this agreement.

Based on our historically low stock price, the conversion of the convertible notes issued under the limited financing agreement has resulted in massive issuances of our common stock. In addition, with the price of our common stock at current levels, we do not have sufficient shares to permit the full conversion of the convertible notes issued under the limited financing agreement and the January 13, 2013 notes which means we would be required to either repay the note in cash, which we do not have, or implement an additional reverse stock split. In June 2012, both the authority to have another reverse split in any ratio of 1:100; 1:200; 1:300; 1:400; or 1:500, and an increase of our authorized shares of common stock from 500 million to one billion, were approved by our shareholders. The increase of our shares of common stock authorized to one billion shares was effective in June 2012. At the time of filing this report we expect to effect the reverse stock split prior to the end of the first quarter of 2013, subject to various contingencies, which would be required in order to permit the full conversion of outstanding convertible notes.

Our principal executive office is located at 7A Commercial Wharf West, Boston, MA 02110, and our phone number is (617) 624-0111.

The Development of Our Company

Converted Organics Inc. was incorporated in Delaware in January of 2006 for the purpose of establishing a waste-to-fertilizer business. In February 2007, we successfully completed both a $9.9 million initial public offering of stock and a $17.5 million bond offering with the New Jersey Economic Development Authority. The net proceeds of these offerings were used to develop and construct a fertilizer manufacturing facility in Woodbridge, NJ. In January of 2008, we acquired the assets of Waste Recovery Industries, LLC (WRI) and United Organic Products, LLC (UOP), making us the exclusive owner of the High Temperature Liquid Composting (HTLC®) process, as well as a leading liquid fertilizer line and a processing facility in Gonzales, CA. Also in 2008, operations commenced at the Woodbridge, NJ plant, with the production of dry fertilizer product beginning in 2009. We subsequently began distribution of the dry product in the professional turf and retail markets through professional landscaping companies and well known retailers like Home Depot and Whole Foods. In 2009, we also raised $27 million of additional capital and the Gonzales, CA facility became cash flow positive. In 2010, we closed the Woodbridge, NJ plant, making the Gonzales, CA plant our sole fertilizer manufacturing facility (see Item 7 — “Results of Discontinued Operations” for more information). We continue to operate the Gonzales, CA facility; however, in the last six months of 2012 it was not cash flow positive.

In March 2010, we began to operate an Industrial Wastewater Resources division of the Company (“IWR”) to leverage our exclusive license of the LM-HT® Concentrator technology for the treatment of industrial wastewater.  On March 23, 2010, we entered into a loan and license agreement with Heartland Technology Partners, LLC (“HTP”). The non-interest bearing loan agreement required us to advance $500,000 to HTP in three monthly installments that commenced upon signing of the loan. The outstanding principal balance of the loan was due only if either a change of control of HTP or the completion by HTP of a financing in excess of $10 million occurred on or before June 30, 2012. In consideration for entering into the loan agreement, we were granted an exclusive, irrevocable license to utilize HTP’s patented LM-HT® Concentrator technology in the U.S. industrial wastewater market. On June 30, 2012, these two items had not occurred and therefore we did not receive the $500,000 repayment from HTP, however, we valued the license at $500,000. On September 17, 2012, we completed a transaction with HTP whereby we terminated all rights under the license agreement in exchange for $650,000 and we no longer have any rights under that agreement. For the year ended December 31, 2012 we recognized a $150,000 gain on the termination of the License Agreement. These funds were used to allow us to operate through January 31, 2013. In light of the termination of the Industrial Wastewater Supply and License Agreement we will not generate future revenue or own any assets in that segment of our business and as such the results of operations for the years ended December 31, 2012 and 2011 are classified as discontinued operations.

On May 20, 2010, we formed TerraSphere Inc., a Delaware C corporation and a wholly owned subsidiary of the Company, for the purpose of acquiring the membership interests of TerraSphere Systems, LLC (“TerraSphere Systems”). On July 6, 2010, a membership interest purchase agreement was entered into by the Company, TerraSphere Inc., TerraSphere Systems, and the members of TerraSphere Systems, pursuant to which we agreed to acquire the membership interests of TerraSphere Systems. The maximum total shares that could be issued for TerraSphere Systems was estimated to be 6,833 shares of our common stock, which included earn-out share payments of up to 2,921 shares of our common stock. Pursuant to the purchase agreement, the acquisition was approved by our shareholders on September 16, 2010, and the Company acquired 95% of the membership interest of TerraSphere Systems on November 12, 2010. We issued 6,556 shares of our common stock to the members of TerraSphere Systems in exchange for 95% of the units of TerraSphere Systems, subject to certain anti-dilution adjustments. Of these shares, 3,635 shares were issued on November 12, 2010, the closing of the acquisition, and the remainder of the shares were to be issued if TerraSphere achieved four milestones. As of the filing date of this report, the four milestones, TerraSphere’s collection of $2.0 million of its accounts receivable by February 28, 2011 and market capitalization , gross margin as of December 31, 2011 and additional gross margin at December 31, 2012 were subject to measurement. Those four milestones were not met, and as a result we did not issue any shares of our common stock associated with the milestones.

TerraSphere Systems is in the business of designing, building, and operating highly efficient and scalable systems, featuring a patented, proprietary technology that utilizes vertically-stacked modules to house rows of plants, which are then placed perpendicular to an interior light source to grow pesticide and chemical-free organic fruits and vegetables. Due to a controlled, indoor environment, the system generates fresh produce year-round in any location or climate world-wide. During all of 2011, we funded the TerraSphere operation and sought additional financing to build out the TerraSphere business. By the end of 2011, we had not been successful in those efforts and we are unable to continue to fund the operations. On December 7, 2012, we entered into the Agreement, whereby the Company transferred its entire ownership of TerraSphere Inc. (100% owned by the Company) and the subsidiaries of TerraSphere Inc. to the Investor for consideration of $5.00. Under the Agreement, the Investor received all of the assets of TerraSphere Inc. and its subsidiaries and assumed all of the liabilities of TerraSphere Inc. and its subsidiaries. The assets of TerraSphere at the date of sale were approximately $1,017,000 and the liabilities were approximately $1,045,000 not including a pending lawsuit. The results of operations for the years ended December 31, 2012 and 2011 are classified as discontinued operations as we will no longer derive any revenue from this business segment.

We did not achieve our business plans for either the IWR or Vertical Farming segments and we had a severe negative cash flow position which forced us to curtail all funding of the IWR and Vertical Farming segments. As a result, we then terminated our Industrial Wastewater Supply and License Agreement and sold our Vertical Farming segment, and we therefore no longer have the ability to derive revenue or cash from these operations.  As a result of these events, the 2012 and 2011 operating activity from those segments have been classified as discontinued operations.

Our Business Segments

On January 1, 2012, the Company had three business segments which were (1) Organic Fertilizer, (2) Industrial Wastewater Treatment and (3) Vertical Farming. However, on September 17, 2012, the Company terminated its Industrial Wastewater Supply and License Agreement, and on December 7, 2012 sold all the assets of the Vertical Farming segment in exchange for the assumption of all Vertical Farming liabilities. The Company has reported the Industrial Wastewater Treatment and Vertical Farming segments results of operations as discontinued operations within the 2012 and 2011 consolidated financial statements. Based on the nature of products and services offered, the Company has determined that its only business segment is Organic Fertilizer at December 31, 2012.

Our operating structure is composed of our parent company, Converted Organics Inc. (“COIN”) and the subsidiaries listed below. Expenditures at the corporate level (items paid for by COIN) include management and public company expenses, and in 2011 included expenses associated with its Industrial Wastewater Treatment (“IWR”) business, and the outsourcing of dry product fertilizer production. It was the intention of management to transfer the operations of IWR and the dry fertilizer product to a subsidiary level when business volumes became appropriate. The current subsidiaries of COIN are as follows:

•	Converted Organics of California, LLC, a wholly-owned subsidiary of COIN, which includes the operation of our Gonzales, CA facility.

•	Converted Organics of Woodbridge, LLC, a wholly-owned subsidiary of COIN, which includes the discontinued operation of our Woodbridge, NJ facility. This subsidiary is no longer active.

•
Converted Organics of Mississippi, LLC, an inactive wholly-owned subsidiary of COIN, originally established for the purpose of adding a poultry litter-based fertilizer product to the Company’s existing product lines. This subsidiary is no longer active.

Organic Fertilizer Business

We operate a processing facility in Gonzales, CA that uses food and agricultural waste as raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sale to our agribusiness market. During 2012, we have not recorded any sales from our production facility in Woodbridge, NJ, as operations at that facility were discontinued and we will not have sales from that facility in the future. In the first six months of 2011 we contracted with a third party manufacturer and packager to produce our 8-1-4 dry product to sell to our established retail and turf management customers that were previously serviced by our Woodbridge, NJ facility. We generated approximately $285,000 in revenue from this outsourced product in 2011 but we have not generated revenue in 2012 from the outsourced product. Our plan to produce future revenue from the fertilizer business is based upon our continued operation of our Gonzales, CA facility and possibly licensing the use of our technology to others.

Converted Organics of California, LLC — Gonzales, CA Facility

The Gonzales, CA facility is our production facility that services the West Coast agricultural business customer base through established distribution channels. This facility uses our proprietary technology and process known as High Temperature Liquid Composting, or HTLC®, which processes various biodegradable waste products into liquid and food waste-based fertilizer and a limited amount of solids that could be further processed into a useable form for use in agriculture, retail, and professional turf markets.

The Gonzales, CA facility generated revenues of approximately $1,522,000 and a gross profit of approximately $106,000, or 7% (based on no allocation of corporate overhead) but did not have positive cash flow for the year ended December 31, 2012. The gross margin of 7% is significantly less than the 33% achieved in 2011 and the decline is due to lower than anticipated sales and fixed production costs (this is further discussed in the results of operations section below). This facility did not generate positive cash flow in the last six months of 2012 and therefore we have limited ability to improve marketing efforts to increase sales or expand production capability at this facility.

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

During part of 2011, we were also party to an agreement with Pacific Seafoods Inc. (“Pacific Seafoods”) whereby we agreed to pay Pacific Seafoods 50% of the profits from the development of a fish-waste product. Under this agreement, the seller of the HTLC® technology would also be entitled to 50% of our profits from this joint venture. Our profits from this arrangement are thus 25% of the total profits from the enterprise (50% of total profits net half of the remainder). To date, no profits have been earned from the fish-waste product and the agreement has expired. We continue to have access to the fish waste from this supplier on an as purchased basis and, if the need for the product continues, we plan to produce it.

Combined payments of both the $5,500 per ton technology fee and the profits paid from the fish waste-processing product, if any, are capped at $7.0 million, with no minimum payment required. It is our intention to expense the payments, if any, that are paid on either the profits from the fish waste-processing product or the $5,500 per-ton technology fee. We did not have any related payments under these agreements in either 2011 or 2012.

Converted Organics of Woodbridge, LLC

During the third quarter of 2010, we discontinued the operations of our Woodbridge, NJ facility, which is discussed further in this section under the caption “Results of Discontinued Operations.”

Organic Fertilizer Detail

Our organic fertilizer is produced exclusively at our Gonzales, CA plant. The plant currently produces predominantly liquid products; with additional capital it could be modified to enable production of additional dry products as well. Revenue from our fertilizer manufacturing operations is predominately generated from the sale of liquid product to the agribusiness market in California, though we do generate a small amount of revenue from tip fees associated with the receipt of food waste at the facility and sell a limited amount of dry products.

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

Operations.     Our Gonzales, CA facility is our sole producer of our fertilizer product. During 2012 and 2011, we realized approximately $1.5 million and $2.5 million of revenue, respectively, from the sale of fertilizer from this facility.

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

Competition.     We operate in a very competitive environment. The organic fertilizer business requires us to compete in three separate areas — organic waste stream feedstock, technology, and end products — each of which is quickly evolving. We believe we will be able to compete effectively, with adequate financial resources, because of the abundance of the supply of food waste in our geographic markets, the pricing of our tip fees, and the quality of our products and technology.

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

Target Markets.     In the U.S., the majority of fertilizer is consumed by agribusiness, with the professional turf and retail segments consuming the remainder. The concern of farmers, gardeners, and landscapers about nutrient runoffs, soil health, and other long-term effects of conventional chemical fertilizers has increased demand for organic fertilizer. We have identified three target markets for our products, however due to cash and production limitations we are presently only marketing product into the agribusiness market:

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

Employees

As of March 15, 2013, we had twelve employees. Seven employees work in connection with our Organic Fertilizer segment (one in sales and six in operations), and five in management and administration (of these, two are part time).

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

There exists substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm has added an explanatory paragraph to their report for the year ended December 31, 2012 with respect to our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. If we became unable to continue as a going concern, we would have to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. In addition, our outstanding debt is secured by our assets; therefore, any value we receive from the sale of or assets in liquidation would be first utilized to repay our outstanding debt.  As such, it is unlikely that our equity holders would receive any value in such a liquidation. The inclusion of a going concern paragraph in our independent registered public accounting firm’s audit opinion for the year ended December 31, 2012 may materially and adversely affect our stock or our ability to raise new capital.

If the Company does not receive additional funds from external funding sources or from the continued sale of convertible notes in 2013, the Company will not have sufficient cash to be able to continue its operations. The Company anticipates that it will exhaust its cash position as of March 31, 2013 and unless additional financing can be secured (for which there are no commitments) the Company will not be able to continue operations after March 31, 2013. Therefore, since the fourth quarter of 2011, in order to conserve cash, the Company has determined to continue operations in the organic fertilizer business segment while curtailing all but essential personnel at the corporate level and in 2012, terminated  its operations in the Industrial Wastewater Treatment segment and sold its operations in the Vertical Farming segments. While it is uncertain whether there will be positive cash flows from the Organic Fertilizer segment, any such cash flows will continue to be directly generated as part of the ongoing operations and continued involvement of the Company.

We will need to obtain additional financing to fund our operations, and such financing has in the past and will continue to result in substantial dilution to our shareholders, and will likely result in the need for us to implement future reverse stock splits.

To meet future capital requirements necessary to fund our business, we have and will, to the extent available to us, continue to issue convertible notes. In 2011 and 2012, we issued a series of senior secured convertible notes to fund our operations. These notes are convertible into our common stock at a conversion price equal to 80% of our lowest stock bid prices on the day of conversion. Due to our historically low stock price, the conversion of these notes has resulted in a massive number of shares being issued, which required us to effect a 1:10 reverse split in November 2011 and a 1:500 reverse split in February 2012 in order to maintain sufficient shares to permit the conversions. In addition, if the price of our common stock remains at current levels, we would still not have sufficient shares to permit the full conversion of the notes which means we would be required to either repay the note in cash, which we do not have, or to implement a reverse stock split, one of which was approved by our shareholders on June 8, 2012 or request approval from our shareholders to complete one or more additional reverse stock splits.

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

From inception through December 31, 2012, we have incurred a substantial accumulated net loss. The revenues that we began to generate from our Gonzales, CA facility in February 2008 have not yet resulted in our earning a profit, and we will continue to incur significant losses for at least the near future. There is no assurance that our operations will ever become profitable.

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

We are subject to extensive air, water and other environmental regulations and need to maintain our environmental permits, and need to obtain a number of environmental permits to construct and operate our business segments. If for any reason any of these permits are not maintained or granted, construction costs for our facilities may increase, or the facilities may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. In 2010, we were fined for alleged environmental violations in connection with the operation of our Woodbridge, NJ facility. Our failure to comply with environmental regulations could cause us to lose our required permits, which could cause the interruption or cessation of our operations. Furthermore, the expense of compliance could be significant enough to adversely affect our operation and have a material negative effect on our financial performance.

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

For future facilities, we may need certain permits to operate solid waste or recycling facilities, as well as permits for our sewage connection, water supply, land use, air emission, and wastewater discharge. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township, and state agencies having control over the specific properties. Permits once given may be withdrawn. Inability to obtain or maintain permits to construct, operate or maintain our facilities will severely and adversely affect our business.

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

We are currently, and are likely for some time to continue to be, dependent upon our present management team. Most of these individuals are experienced both in business generally and in the governance and operation of public companies. However, our present management team does not have experience in organizing the construction, equipping, and start-up of a food waste conversion facility, except for our Gonzales, CA and our former Woodbridge, NJ facilities. In addition, none of our directors has any prior experience in the food waste conversion or fertilizer products industries. As a result, we may not develop our business successfully.

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

Our Gonzales, CA facility relies on a few major customers for a majority of their revenues. During 2012, approximately 58% of the revenues generated by the Gonzales, CA facility were from a total of three customers. During 2011, approximately 53% of the revenues generated by the Gonzales, CA facility were from a total of four customers. We do not have any long-term agreements with any of our customers. The loss of any of our major customers could adversely affect our results of operations.

We have a significant number of warrants outstanding, and while these warrants are outstanding, it may be more difficult to raise additional equity capital. Additionally, certain of these warrants contain anti-dilution and price-protection provisions that may result in the reduction of their exercise prices in the future.

In connection with past financings, we have issued a significant number of warrants, certain of which, contain anti-dilution and price-protection provisions that may result in the reduction of their exercise prices in the future. Furthermore, the warrants issued in our January 2012, March 2012 and January 2013 financings, contain price-protection provisions under which, if we were to issue securities at a price lower than the exercise price of such warrants, the exercise price of the warrants would be reduced, with certain exceptions, to the lower price, and the number of shares underlying such warrants would be increased proportionately. We may find it more difficult to raise additional equity capital while these warrants are outstanding.

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

During 2012, we issued a significant number of shares of our common stock, warrants to acquire shares of our common stock, preferred stock convertible into shares of our common stock, and convertible notes that may be converted into our common stock in connection with various financings and the repayment of debt, and we anticipate that we will continue to do so in the future. The additional shares of our common stock issued and to be issued in the future upon the exercise of warrants or options or the conversion of debt could cause the market price of our common stock to decline, and could have an adverse effect on our earnings per share if and when we become profitable. In addition, future sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock and our Class H warrants to decline, and could materially impair our ability to raise capital through the sale of additional securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.	PROPERTIES

We have a lease for land in Gonzales, CA, where our Gonzales, CA facility is located. The land is leased from VLH, a California LLC whose sole member is a former officer and former director of the Company, and which was consolidated in our financial statements from January 2008 through April 2009. The lease provides for a monthly rent of $10,433. The lease is renewable for three 5-year terms after the expiration of the initial 10-year term. In addition, we own the Gonzales, CA facility and the operating equipment used in the facility.

On November 24, 2009 we signed a lease for office space for our headquarters in Boston, Massachusetts. The lease is for 3 years and provides 4,510 square feet of usable space for a monthly rent of $9,772. We terminated this lease in May 2012.  We now lease, on a month-to-month basis, approximately 2,500 square feet of office space in Boston, Massachusetts. We pay rent of $2,800 per month for this space. We may terminate this additional lease at any time upon 30 days advance written notice.

TerraSphere Systems, LLC’s Vancouver facility has a lease, which commenced November 1, 2009 and has a five year term. Rent was $89,900 per year for 2011 through 2013. This lease and all obligations associated with it were assumed by the purchaser of TerraSphere Inc. on December 7, 2012.

ITEM 3.                      LEGAL PROCEEDINGS

On August 25, 2011, TerraSphere Inc., our wholly owned subsidiary, was named as a defendant in an action filed in the United States district court for the eastern district of Michigan against TerraSphere Systems, LLC and TerraSphere Inc. The plaintiff alleges, among other things, breach of fiduciary responsibilities regarding a joint venture agreement. The parties sought to resolve this matter but were unsuccessful. Responsive pleadings were filed and TerraSphere Inc. has been dismissed from the lawsuit. TerraSphere Systems, LLC remains a defendant, however, any obligation to defend or loss resulting from this lawsuit was assumed by the purchaser of TerraSphere, Inc. on December 7, 2012.

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

The Company has four lawsuits associated with the collection of unsecured accounts payable due to the close of its New Jersey facility in 2010. The amounts of these accounts payable are listed as a liability of discontinued operations on our consolidated balance sheet.

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

2011	High	Low
First Quarter	$0.49	$0.31
Second Quarter	0.30	0.07
Third Quarter	0.06	0.05
Fourth Quarter	0.04	0.001

2012	High	Low
First Quarter	$0.02	$0.01
Second Quarter	0.02	.006
Third Quarter	.006	0.001
Fourth Quarter	.004	0.001

Holders

As of March 15, 2013, there were approximately 8,500 beneficial holders of the Company’s common stock.

Dividends

We have not declared or paid any cash dividends and do not intend to pay any cash dividends. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay cash dividends on common stock will be at the discretion of our Board of Directors and will depend upon, our financial condition, results of operations, capital requirements and other factors our Board of Directors may deem relevant.

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

Introduction

As of December 31, 2012, we operated in one business segment, Organic Fertilizer, and had discontinued the operations in our Industrial Wastewater Treatment and Vertical Farming segments.

Our operating structure is composed of our parent company, Converted Organics Inc. (“COIN”), and the subsidiaries listed below. Expenditures at the corporate level (items paid for by COIN) include management and public company expenses, along with the expenses associated with its Industrial Wastewater Treatment business (“IWR”) prior to its discontinuation, and the outsourcing of dry product fertilizer production. It was the intention of management to transfer the operations of IWR and the dry fertilizer product to a subsidiary level when business volumes became appropriate. The current subsidiaries of COIN are as follows:

•	Converted Organics of California, LLC, a wholly-owned subsidiary of COIN, which includes the operation of our Gonzales, CA facility.

•	Converted Organics of Woodbridge, LLC, a wholly-owned subsidiary of COIN, which includes the discontinued operation of our Woodbridge, NJ facility. This subsidiary is no longer active.

•
Converted Organics of Mississippi, LLC, a wholly-owned subsidiary of COIN, established for the purpose of adding a poultry litter-based fertilizer product to the Company’s existing product lines. This subsidiary is no longer active.

Organic Fertilizer Business

We operate a processing facility (Gonzales, CA) that uses food and agricultural waste as raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sales to our agribusiness market. During 2011, we did not record any sales from our production facility in Woodbridge NJ, as operations at that facility were discontinued and we will not have sales from that facility in the future. However, in early 2011 we contracted with a third party manufacturer and packager to produce our 8-1-4 dry product to sell to our established retail and turf management customers that were previously serviced by our Woodbridge, NJ facility. We generated approximately $285,000 in revenue from this outsourced product in 2011 but we did not generate revenue in 2012 from the outsourced product. Our plan to produce future revenue from the fertilizer business is based upon our continued operation of our Gonzales, CA facility and possibly the licensing the use of our technology to others.

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

The Gonzales, CA facility generated revenues of approximately $1,522,000 and a gross profit of approximately $106,000, or 7% (based on no allocation of corporate overhead) but did not have positive cash flow for the year ended December 31, 2012. The gross margin of 7% is significantly less than the 33% achieved in 2011 and the decline is due to lower than anticipated sales and fixed production costs (this is further discussed in the results of operations section below). This facility did not generate positive cash flow in the last six months of 2012 and therefore we have limited ability to improve marketing efforts to increase sales or expand production capability at this facility.

Converted Organics of Woodbridge, LLC

During the third quarter of 2010 we discontinued the operations of our Woodbridge, NJ facility which is discussed further in this section under the caption “Results of Discontinued Operations.”

2011, 2012 and 2013 Financing Activities

On April 1, 2011, we entered into a Securities Purchase Agreement with an institutional investor whereby we sold to the investor a convertible note in the aggregate original principal amount of $3,850,000 (the “Original Note”), which was convertible into shares of our common stock. The Original Note was issued with an original issue discount of approximately 9.1%, and the proceeds from the Original Note were $3,500,000. The Original Note was noninterest bearing. On November 2, 2011, we entered into an agreement pursuant to which we agreed with the holder of the Original Note to exchange the Original Note, which had $3,474,797 of principal outstanding on November 2, 2011, for a senior secured convertible note in the aggregate original principal amount of $3,474,797 (the “Note”).

The terms of the Note we issued on November 2, 2011 were substantially identical to the terms of the Original Note, except that we were not required to amortize payment for the Note and the maturity date of the Note was extended to May 2, 2012, instead of February 17, 2012.

On April 13, 2012, the investor converted the entire remaining balance of the Note into shares of our common stock and the entire balance on this note as of December 31, 2012 was relieved.

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

The Series A Warrants are exercisable six months and one day after issuance and have a five year term commencing on the initial exercise date. As of December 31, 2012, there are no Series A warrants outstanding as they were repurchased by us in the September 27, 2012 exchange agreement (see section below).

On January 3, 2012, we entered into an agreement with an institutional investor whereby we agreed to sell to the investor twelve senior secured convertible notes (the “January Notes”). The initial January Note was issued on January 3, 2012 in an original principal amount of $247,500, for a purchase price of $225,000. The remaining eleven January Notes will each have an original principal amount of up to $237,600, and will each be issued for a purchase price of $216,000. Each January Note matures eight months after issuance. The total face value of the twelve notes under this agreement will be $2,861,100, assuming each note is sold to the investor for the full amount, of which there is no assurance. The January Notes are convertible into shares of our common stock at a conversion price equal to 80% of lowest bid price of our common stock on the date of conversion. As of December 31, 2012, the total principal outstanding on these notes was $213,200 and no further notes are available for us to sell under this agreement.

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

With respect to the initial January Notes issued from January 3, 2012 through August 14, 2012, using the Fixed Conversion Price, which means (after taking into account the reverse split we completed in March 2012) the minimum number of shares of common stock underlying the initial January Note is 13,011,429 shares. As of December 31, 2012, the number of shares of common stock underlying the warrants issued in connection with the initial January Notes are 205,000,000 shares and the exercise price of the warrants were $0.00088. We cannot predict the Fixed Conversion Price for the January Notes and corresponding warrants at this time. In addition, we cannot predict if the exercise price of the outstanding warrants will be lowered and the number of shares underlying the warrants will be increased due to anti-dilution protections in such warrants. As such, the total number of shares underlying all twelve January Notes and warrants is unknown.

On March 12, 2012, we entered into an agreement (the “March Agreement”) with two investors, pursuant to which we agreed to effect an additional closing of notes identical to the January Notes in which we issued the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000 (the “New Notes”), and warrants to purchase an aggregate of 2,619,048 shares of common stock at an exercise price of $0.105 per share (the “New Warrants”). As of December 31, 2012, the outstanding principal balance on these notes was $387,000.The New Notes and New Warrants have identical terms to the January Notes and Series A Warrants described above. Each of the New Warrants issued was subject to the April Warrant Amendments, provided that in addition to such amendments, the New Warrants were amended to state that a portion of the New Warrants would be callable by us upon if the daily volume of our common stock was two million shares or greater for five consecutive trading days. As of December 31, 2012, the number of shares of common stock underlying the warrants issued in connection with the March Agreement were 221,250,000 shares and the exercise price of the warrant was $0.00088. We cannot predict the Fixed Conversion Price for this note and corresponding warrants at this time. As such, the total number of shares underlying the March Agreement is unknown.

On September 27, 2012, we entered into a letter agreement with two institutional investor (collectively, the “Investors”) pursuant to which the Company agreed to exchange 452,640 shares of common stock of Vringo, Inc. and warrants to purchase an additional 186,408 shares of common stock at $1.76 per share for the forgiveness and extinguishment of $881,760 of convertible debt and the repurchase by the Company of warrants to purchase 1,191,823,000 shares of common stock of the Company at $0.00088 per share. In addition, the Investors agreed not to seek payment or to convert into shares of common stock the $600,200 of debt remaining outstanding until January 1, 2013 or until the price of our common stock is $0.05 per share. The principal balances that remain on the January 3 and March 12, 2012 notes described above and shares underlying the outstanding warrants are after giving effect to the September 27, 2012 transaction detailed in this paragraph.

         On February 5, 2013, we entered into a letter agreement with two institutional investors, which amended the Company’s existing Securities Purchase Agreement, dated as of January 3, 2012, by and between the Company and one of the institutional investors to provide for an additional closing pursuant to which the investors agreed to purchase an aggregate original principal amount of $374,000 of additional senior secured convertible notes  and additional warrants  to purchase an aggregate of 155,833,332 shares of our common stock. The warrants have an initial exercise price of $.0012 and expire on January 31, 2018.

Trends and Uncertainties Affecting our Operations

We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. In addition, our strategy includes finding a merger partner and there is no assurance that we will be successful in that effort.

Liquidity and Capital Resources

At December 31, 2012, we had total current assets of approximately $443,000, consisting primarily of cash, accounts receivable and fertilizer inventory, and had current liabilities of approximately $2.9 million, consisting primarily of term and convertible notes payable, accounts payable, liabilities from discontinued operations and derivative liabilities, leaving us with negative working capital of approximately $2.5 million. Non-current assets totaled approximately $2.2 million and consisted primarily of property and equipment and intangible assets. We have an accumulated deficit at December 31, 2012 of approximately $116 million. We had a stockholders’ deficit at December 31, 2012 of approximately $948,000. For the year ended December 31, 2012, we generated revenues from continuing operations of approximately $1.5 million as compared to revenue from continuing operations of approximately $2.8 million for the same period in 2011. A full discussion of the variance in revenue is included in the results of operations section below.

Although the Organic Fertilizer business was cash flow positive in the first six months of 2012 it had negative cash flow of $162,000 in the last six month of 2012 and we expect to have negative cash flow in the quarter ended March 31, 2013, and therefore we do not expect that it will generate any cash to fund the corporate overhead, even though we have greatly reduced such overhead from 2011 levels.

Presently, our liquidity is limited to our cash on hand at December 31, 2012 of approximately $175,000. Currently, all of our warrant issuances are in the money, however, our stock price has been less than $.01 per share and, therefore, we do not expect to raise any significant funds due to the exercise of warrants.

Discontinued Operations in the Statement of Cash Flows

Cash flows from discontinued operations are presented with cash flows from continuing operations in the statement of cash flows.  Cash flows provided by operations related to discontinued operations were $147,159 for the year ending December 31, 2012.  These cash flows from operations primarily related to the loss on investment in discontinued operations, asset impairment, intangible asset amortization and an increase in accounts payable offset by uses of cash from operations related to the net loss from discontinued operations.  Cash flows from discontinued operations are not expected to have a significant impact on future liquidity and capital resources.

On February 5, 2013 we sold an additional $374,000 of convertible notes and we plan to use the proceeds to complete our public company filings and operate until March 31, 2013, while we continue to seek a merger partner. There is no guarantee that we will complete such a merger by that date.

If we do not receive additional funds in excess of the amount of cash on hand, whether as a result of the exercise of the warrants issued or the sale of convertible notes, or otherwise, we will not be able to continue our operations once the cash on hand is utilized, which we estimate to be March 31, 2013. Even in the event that we do receive additional funds, there is no guarantee that such funds will be sufficient to continue operations until we achieve our plan. At this time, we do not have any commitments for additional financing, and there is no assurance that capital in any form will be available to us on terms and conditions that are acceptable or at all.

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

We evaluate our estimates on an on-going basis. The most significant estimates relate to the recovery of long-lived intangible assets, the fair value of financial instruments related to equity and debt transactions and estimations of valuation allowances. We base our estimates on historical Company and industry experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and judgments used in the preparation of our consolidated financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as the results of our operations and other economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ, perhaps significantly, from these estimates under different estimates, assumptions or conditions.

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

Derivative Instruments

We account for derivative instruments in accordance with ASC 815 Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value. Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2012 and 2011, we did not have any derivative instruments that were designated as hedges.

Discontinued Operations

We discontinued the operations of our Woodbridge, NJ facility during the third quarter of 2010 and our Industrial Wastewater Treatment and Vertical Farming segments in 2012. Assets and liabilities related to these businesses have been classified as discontinued operations on the consolidated balance sheets at December 31, 2012 and 2011 and their operations have been classified as loss from discontinued operations on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2012 and 2011.

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

In July 2012, the FASB issued new guidance on the impairment testing of indefinite-lived intangible assets (ASU 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment), effective for calendar years beginning after September 15, 2012. Early adoption is permitted. The objective of the provisions in this ASU is to simplify how an entity tests indefinite-lived intangible assets for impairment. The amendments in this standard will allow an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Only if an entity determines, based on qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset is impaired will it be required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial statements.

 In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that the scope of the intended disclosures required by ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. An entity is required to provide the disclosures retrospectively for all comparative periods presented. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012.  We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial statements.

Results of Operations

Summary of Comprehensive Loss from All Operations

For the year ended December 31, 2012 we reported a comprehensive loss of approximately $8,398,000 compared to $17,400,000 for the year ended December 31, 2011. The major components of this loss are as follows:

	2012	2011
Income (Loss) from continuing operations	$1,416,324	$(11,075,091)
Income (Loss) from discontinued operations	(9,841,469)	(6,905,768)
Non-controlling interest	65,281	540,844
Foreign currency translation adjustment	(38,225)	39,597
Total comprehensive loss attributable to Converted Organics Inc.	$(8,398,089)	$(17,400,418)

Results of Continuing Operations

For the year ended December 31, 2012, we had an after tax net profit from continuing operations of approximately $1,416,000 compared to a loss of approximately $11,075,000 for the year ended December 31, 2011. The decrease in the net loss of approximately $12,491,000 is made up of the following favorable and (unfavorable) major components, with further explanation and details following the table:

Decrease in sales	$(1,232,000)
Decrease in cost of goods	751,000
Decrease in general and administrative expenses	4,060,000
Decrease in other income	(6,000)
Increase in gain on sale of investment	975,000
Increase in gain on debt extinguishment	1,205,000
Increase in loss on debt modification	(643,000)
Increase in gain on fair value of derivative liability	3,330,000
Decrease in interest expense	4,051,000
Total variance from continuing operations	$12,491,000

For the year ended December 31, 2012, we had sales from continuing operations of approximately $1,522,000 compared to approximately $2,754,000 for the year ended December 31, 2011. The $1,232,000 decrease is entirely related to a decrease in sales from our Gonzales, CA facility (attributed to weather, customer volume and the discontinued sales of our fish based product).

For the year ended December 31, 2012, we had cost of goods sold from continuing operations of approximately $1,416,000 compared to approximately $2,167,000 for the same period in 2011. The decrease in cost of goods sold of $751,000 is related to our Gonzales, CA facility which reported lower sales in 2012.

Gross Profit from continuing operations was approximately $106,000 or 7% for the year ended December 31, 2012 compared to $587,000 or 21% for the year ended December 31, 2011. The decline in the gross profit percentage is due to lower sales combined with fixed production costs.

We incurred general and administrative expenses of approximately $2,644,000 and approximately $6,704,000 for the years ended December 31, 2012 and 2011, respectively. The approximately $4,060,000 decrease in general and administrative expenses is primarily due to a reduction in compensation expense of approximately $2,200,000 related to the issuance of restricted common stock in 2011 (none were issued in 2012) and reductions in consulting fees, professional fees, financing fees and salary expenses.

For the year ended December 31, 2012, we recognized a gain on the sale of investment of approximately $975,000 with no comparable activity in 2011. This gain related to the exchange of the stock and warrants that we owned in VRINGO for the extinguishment of certain convertible notes and the repurchase of certain of our warrants. The gain was calculated by deducting the cost of the investment from the fair value of the investment on the date of exchange. In addition to the gain recognized on the exchange of stock and warrants, we recognized a further gain on debt extinguishment for the year ended December 31, 2012 of approximately $1,205,000. This gain was calculated by deducting the fair value of the stock and warrants exchanged from the face value of the debt and fair value of the warrants extinguished.

For the year ended December 31, 2012, we had a loss on debt modification of approximately $3,000,000 compared to approximately $2,357,000 for the year ended December 31, 2011. This unfavorable variance of approximately $643,000 is a non-cash loss and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, which is calculated upon any modification to existing debt agreements.

For the year ended December 31, 2012, we recognized derivative gains of approximately $9,154,000 compared to derivative gains of approximately $5,824,000 for 2011 due to the mark-to-market adjustments of certain financial instruments and additional instruments being issued. This favorable variance of approximately $3,330,000 is a non-cash item and did not contribute cash to our operations.

Interest expense for the years ended December 31, 2012 and 2011 was approximately $4,125,000 and $8,176,000, respectively. Interest expense in 2012 was associated with various notes held by the Company of approximately $242,000 and non-cash interest expense of approximately $3,883,000 associated with derivative elements contained in our convertible debt, while the components of interest expense in 2011 was associated with various notes held by the Company of approximately $400,000 and a non cash interest expense of approximately $7.8 million associated with the derivative elements contained in our convertible debt. Interest expense associated with derivative elements is non-cash in nature.

As of December 31, 2012, we had current assets of approximately $443,000 compared to approximately $637,000 as of December 31, 2011. Our total assets were approximately $2,647,000 as of December 31, 2012 compared to approximately $6,881,000 as of December 31, 2011. Current assets decreased in all classifications; however, the majority of the decrease year over year was due to a decrease in cash used to operate the business. A majority of the decrease in long term assets in 2012 was represented by the sale of assets associated with our Vertical Farming segment.

As of December 31, 2012, we had current liabilities of approximately $2,967,000 compared to approximately $11,109,000 at December 31, 2011. This decrease of approximately $8,142,000 is due largely to a decrease in convertible notes payable and derivative liabilities. In addition, long-term liabilities as of December 31, 2012 of approximately $629,000 as compared to $0 at December 31, 2011. The increase is due to an increase in the long-term portion of derivative liabilities.

For the year ended December 31, 2012 we had negative cash flows from operating activities of approximately $1,398,000, comprised of loss from operations of approximately $8,425,000 adjusted for certain non-cash items such as depreciation and amortization, non-cash interest expense associated with the issuance of convertible debt, the write-down of impaired assets, amortization of deferred financing fees, an early termination lease penalty and an increase in accounts payable and accrued expenses. We also had negative cash flows from investing activities of approximately $502,000, primarily related to purchase of other assets. The negative cash flows from both operating and investing activities was offset by approximately $1,860,000  in positive cash flows from financing activities comprised of proceeds from our various convertible debt transactions. The result of the above activities decreased our cash position by approximately $80,000 for the year ended December 31, 2012.

 For the year ended December 31, 2011 we had negative cash flows from operating activities of approximately $5,720,000, comprised of loss from operations of approximately $14,670,000 adjusted for certain non-cash items such as depreciation and amortization, non-cash interest expense associated with the issuance of convertible debt, the write-down of impaired assets, amortization of deferred financing fees, an early termination lease penalty and an increase in accounts payable and accrued expenses. We also had negative cash flows from investing activities of approximately $1,230,000, primarily related to purchase of fixed assets at our IWR operation in Colorado. The negative cash flows from both operating and investing activities was offset by approximately $4,120,000 in positive cash flows from financing activities comprised of proceeds from our various convertible debt transactions. The result of the above activities decreased our cash position by approximately $2,790,000 for the year ended December 31, 2011.

Results of Discontinued Operations

On December 7, 2012, the Company entered into a Purchase and Sale of Business Agreement with RI Vertical Farm Partners, LLC ("RI Vertical"), whereby the Company transferred its ownership of its wholly-owned subsidiary, TerraSphere Inc. and the subsidiaries of TerraSphere Inc. to RI Vertical for consideration of $5.00. Under the Agreement, RI Vertical receives all of the assets of TerraSphere Inc. and its subsidiaries and assumes all of the liabilities of TerraSphere Inc. and its subsidiaries.  As a result of the TerraSphere Inc. sale, the Company has presented its Vertical Farming segment as discontinued operations for the years ended December 31, 2012 and 2011 in the accompanying consolidated financial statements.

On September 17, 2012, the Company entered into an agreement with Heartland Technology Partners (“HTP”) whereby the Company and HTP agreed to resolve a dispute relating to the Supply and License Agreement that both parties entered into on March 23, 2010. The Supply and License Agreement governed certain Industrial Wastewater technology owned by HTP that was licensed to the Company. In exchange for $650,000 and the settlement of all disputes, the Company agreed to terminate the Supply and License Agreement dated March 23, 2010 and will no longer operate its Industrial Wastewater Treatment segment. The Company had recorded the value of the Supply and License Agreement at $500,000 on its balance sheet and therefore recognized a $150,000 gain on the termination of the Supply and License Agreement which is recorded in the Statements of Operations as discontinued operations for the year ended December 31, 2012.

In 2010, the Company discontinued operations at its facility in Woodbridge, NJ. The Company is actively working with vendors to satisfy its liabilities outstanding at December 31, 2012. Income recognized from this discontinued operation is the result of favorable settlements with certain of its creditors.

The following table summarizes the components of the loss from the discontinued operations for the years ended December 31, 2012 and 2011:

	2012	2011
Revenue from discontinued operations	$—	$397,937

Loss from discontinued operations	$(2,100,896)	$(6,905,768)
Loss on investment in discontinued operations	(7,740,573)	—
Loss from discontinued operations	$(9,841,469)	$(6,905,768)

The following table provides the assets and liabilities of the discontinued operations, in the consolidated balance sheets at December 31, 2012 and 2011:

	2012	2011
Prepaid expenses and other assets	$—	$14,098
Deposits and other non-current assets	—	505,852
Property and equipment, net	—	132,325
Intangible assets, net	—	2,969,000

Assets of discontinued operations	$—	$3,621,275

Notes payable – related party	$—	$72,351
Accounts payable	514,064	1,217,087
Accrued expenses	—	27,953
Obligation to issue shares	—	9,127
Deferred revenue	—	95,000

Liabilities of discontinued operations	$514,064	$1,421,518

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONVERTED ORGANICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Converted Organics, Inc. and Subsidiaries
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Converted Organics, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Converted Organics, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Converted Organics, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moody, Famiglietti & Andronico, LLP
Tewksbury, Massachusetts
3/15/2013

CONVERTED ORGANICS INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS
CURRENT ASSETS
Cash	$175,876	$254,783
Accounts receivable, net	34,307	27,762
Inventories	183,217	274,391
Prepaid expenses and other assets	49,705	41,024
Deferred financing costs, net	—	24,642
Assets of discontinued operations, current portion	—	14,098
Total current assets	443,105	636,700

Deposits and other non-current assets	23,136	29,181
Property and equipment, net	1,049,571	1,188,328
Intangible assets, net	1,131,596	1,419,604
Assets of discontinued operations, net of current portion	—	3,607,177
Total assets	$2,647,408	$6,880,990

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$887,862	$675,252
Accrued expenses	486,620	547,768
Convertible notes payable, net of unamortized discount	600,200	2,157,808
Derivative liabilities, current portion	478,146	6,307,081
Liabilities of discontinued operations	514,064	1,421,518
Total current liabilities	2,966,892	11,109,427

Derivative liabilities, net of current portion	628,842	—
Total liabilities	3,595,734	11,109,427

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized;
13,281 ($1,000 stated value) shares issued and outstanding	13,281,000	13,281,000
Common stock, $.0001 par value, 1,000,000,000 and 500,000,000 shares authorized;
536,836,281 and 208,890 shares issued and outstanding at
December 31, 2012 and 2011, respectively	53,683	21
Additional paid-in capital	101,622,642	97,700,326
Accumulated deficit	(115,905,651)	(115,033,963)
Accumulated other comprehensive income	—	30,866
	(948,326)	(4,021,750)
Non-controlling interests	—	(206,687)
Total stockholders' deficit	(948,326)	(4,228,437)
Total liabilities and stockholders' deficit	$2,647,408	$6,880,990

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Revenues	$1,521,953	$2,754,206

Cost of goods sold	1,415,728	2,167,437

Gross profit	106,225	586,769

Operating expenses
Selling, general and administrative expenses	2,643,818	6,703,796
Amortization of intangibles assets	288,008	288,008
	2,931,826	6,991,804

Loss from continuing operations	(2,825,601)	(6,405,035)

Other income (expenses)
Other income	33,272	39,203
Gain on sale of investment	974,515	—
Gain on debt extinguishment	1,204,711	—
Gain on change in fair value of derivative liability	9,154,173	5,823,629
Loss on debt modification	(3,000,205)	(2,357,322)
Interest expense	(4,124,541)	(8,175,566)
	4,241,925	(4,670,056)

Income (loss) from continuing operations before
provision for income taxes	1,416,324	(11,075,091)

Provision for income taxes	—	—

Net income (loss) from continuing operations	1,416,324	(11,075,091)
Loss from discontinued operations	(9,841,469)	(6,905,768)

Net loss	(8,425,145)	(17,980,859)

Net loss attributable to non-controlling interest	57,922	548,466

Net loss attributable to Converted Organics Inc.
before other comprehensive (loss) income	(8,367,223)	(17,432,393)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(38,225)	39,597

Comprehensive loss	(8,405,448)	(17,392,796)

Comprehensive income (loss) attributable to non-controlling interest	7,359	(7,622)

Comprehensive loss attributable to Converted Organics Inc.	$(8,398,089)	$(17,400,418)

Net earnings (loss) per share, basic and diluted
Continuing operations	$0.01	$(279.70)
Discontinued operations	(0.04)	(174.40)
	$(0.03)	$(454.10)

Weighted average common shares outstanding, basic and diluted	256,693,233	39,597

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock Series A		Common Stock					Accumulated			Total
	Shares Issued		Shares Issued			Additional		Other		Non-	Stockholders'
	an		and			Paid-in	Accumulated	Comprehensive		Controlling	Equity
	Outstanding	Amount	Outstanding	Amount		Capital	Deficit	Loss (Income)	Total	Interests	(Deficit)

Balance, December 31, 2010 (As Restated)	17,500	$17,500,000	17,094	$2		$81,649,927	$(97,601,570)	$(1,109)	$1,547,250	$334,157	$1,881,407
Common stock issued to settle convertible notes obligations	—	—	187,581	19		8,174,810	—	—	8,174,829	—	8,174,829
Common stock issued as compensation	—	—	1,013	—	*	1,557,825	—	—	1,557,825	—	1,557,825
Issuance of employee stock options	—	—	—	—		669,444	—	—	669,444	—	669,444
Issuance of common stock as payment of accounts payable	—	—	1,009	—	*	85,320	—	—	85,320	—	85,320
Issuance of common stock as payment to settle
obligations of discontinued operations	—	—	640	—	*	1,344,000	—	—	1,344,000	—	1,344,000
Issuance of common stock for conversion of preferred stock	(4,219)	(4,219,000)	1,554	—	*	4,219,000	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—		—	—	31,975	31,975	7,622	39,597
Net loss	—	—	—	—		—	(17,432,393)	—	(17,432,393)	(548,466)	(17,980,859)
Balance, December 31, 2011	13,281	13,281,000	208,890	21		97,700,326	(115,033,963)	30,866	(4,021,750)	(206,687)	(4,228,437)
Common stock issued to settle convertible notes obligations	—	—	536,627,391	53,662		3,922,316	—	—	3,975,978	—	3,975,978
Foreign currency translation adjustment	—	—	—	—		—	—	(30,866)	(30,866)	(7,359)	(38,225)
Sale of discontinued operations	—	—	—	—		—	7,495,535	—	7,495,535	271,968	7,767,503
Net loss	—	—	—	—		—	(8,367,223)	—	(8,367,223)	(57,922)	(8,425,145)
Balance, December 31, 2012	13,281	$13,281,000	536,836,281	$53,683		$101,622,642	$(115,905,651)	$—	$(948,326)	$—	$(948,326)

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,425,145)	$(17,980,859)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization expense of intangible assets and other assets	581,851	1,199,182
Depreciation and amortization of property and equipment	150,454	288,506
Amortization of discounts on notes payable	2,811,999	7,904,807
Interest expense in relation to issuance of convertible debt	1,289,074	268,486
Common stock issued as compensation	—	1,557,825
Common stock issued as payment of expenses	—	85,320
Stock option compensation expense	—	669,444
Gain on sale of investment	(974,515)	—
Gain on change in fair value of obligations to issue shares	(9,127)	(640,593)
Gain on settlement of debt	—	(225,000)
Gain on debt extinguishment	(1,204,711)	—
Loss on debt modification	3,000,205	2,357,322
Gain on settlement of accounts payable	—	(402,183)
Goodwill impairment	—	1,186,784
Impairment of intangible assets	1,774,921	3,563,168
Loss on abandonment of asset	123,101	951,668
Loss on write-down of construction costs	—	113,543
Gain on change in fair value of derivative liability	(9,154,173)	(5,823,629)
Loss on investment in discontinued operations	7,740,573	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(6,545)	296,684
Inventories	91,174	(147,985)
Prepaid expenses and other current assets	(7,973)	197,071
Deposits and other non-current assets	525,542	40,527
Increase (decrease) in:
Accounts payable	350,673	(965,391)
Accrued expenses	(56,167)	(308,506)
Deferred revenue	—	95,000
Net cash used in operating activities	(1,398,789)	(5,718,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,199,596)
Cash received in sale of discontinued operations	6	—
Cash provided in sale of discontinued operations	(669)	—
Patent costs	(6,594)	(28,683)
Purchase of other assets	(495,000)	—
Net cash used in investing activities	(502,257)	(1,228,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	—	(125,000)
Deferred financing costs for short-term notes	(85,000)	(255,000)
Net proceeds from short-term notes	1,945,400	4,500,000
Net cash provided by financing activities	1,860,400	4,120,000

Net effect of exchange rate changes on cash	(38,261)	41,930

NET DECREASE IN CASH	(78,907)	(2,785,158)

Cash, beginning of year	254,783	3,039,941
Cash, end of year	$175,876	$254,783

Supplemental cash flow information:
Cash paid during the period for:
Interest	$36,989	$28,402

Non-cash financing activities:
Common stock issued to settle convertible notes obligations	$3,975,978	$8,174,829
Fair value of derivatives issued in conjunction with debt and equity financing	3,401,534	4,667,269
Discount on convertible note issued in connection with financings	2,112,461	—
Exchange of investment to reduce convertible notes obligations	881,760	—
Common stock issued as settlement of discontinued operations obligations	—	1,344,000
Common stock issued in connection with conversion of preferred stock	—	4,219,000

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

Converted Organics Inc. and its subsidiaries (collectively the “Company”) utilize innovative clean technologies to establish environmentally friendly businesses. The Company is dedicated to creating a cleaner, greener future, and operates using sustainable business practices that support this vision. During the first three quarters of 2012 and all of 2011, the Company had three business segments: Organic Fertilizer, Industrial Wastewater Treatment and Vertical Farming. However, on September 17, 2012, the Company terminated its Industrial Wastewater Supply and License Agreement, and on December 7, 2012, the Company sold its Vertical Farming segment. Therefore, as of December 31, 2012, the Company no longer operates these two business segments and only operates its organic fertilizer processing facility that converts food waste and other raw materials into all-natural fertilizers, biostimulants, and soil amendment products. The Company has reported the results of operations from the Industrial Wastewater Treatment ("IWR") and Vertical Farming segments as discontinued operations within the consolidated financial statements.

A summary of the subsidiaries that comprise the Company at December 31, 2012 are as follows:

Converted Organics of California, LLC (the “Gonzales, CA facility”) is a California limited liability company and wholly-owned subsidiary of the Company. The Gonzales, CA facility operates a plant in Gonzales, CA, in the Salinas Valley and produces liquid organic fertilizer products, which are sold primarily to the California agricultural market. The Gonzales, CA facility employs a proprietary method called High Temperature Liquid Composting (HTLC). The facility has been upgraded to enable it to accept larger amounts of food waste from waste haulers and may be upgraded, depending on demand, to have the capability to produce a dry product in addition to the current liquid fertilizer it produces. The operations of the Gonzales, CA facility are part of the organic fertilizer business segment.

Converted Organics of Woodbridge, LLC is a New Jersey limited liability company and wholly-owned subsidiary of the Company, which was formed for the purpose of owning, constructing and operating the Company’s facility in Woodbridge, NJ (the “Woodbridge, NJ facility”). The Woodbridge, NJ facility was designed to service the New York-Northern New Jersey metropolitan area. During 2010, the Company discontinued operations at the Woodbridge, NJ facility. The Company has reported the results of operations of Converted Organics of Woodbridge, LLC as discontinued operations within the consolidated financial statements. The operations of the Woodbridge, NJ facility are part of the organic fertilizer business segment.

On January 26, 2010, the Company formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly-owned subsidiary of the Company, for the purpose of hiring a sales force and adding a poultry litter-based fertilizer product to the Company’s existing product lines. The Company has not had any operating activity in this subsidiary since inception.

The business activities associated with the Company’s Industrial Wastewater Treatment facility in Colorado, which were included in the Industrial Wastewater Treatment segment, are recorded on the books of the parent company, Converted Organics Inc., and not in a separate subsidiary. On January 30, 2012, the Company announced that it had defaulted on its agreement with South Canyon Waste Systems and therefore had no revenue for the year ended December 31, 2012. As the Company terminated its license to operate this business, the Company no longer expects any operating activity to be recorded in the books of Converted Organics Inc.  The Company has reported the Industrial Wastewater Treatment segment results of operations as discontinued operations within the consolidated financial statements (see Note 16).

On May 20, 2010, the Company formed TerraSphere Inc. (“TerraSphere”), a Delaware corporation and a wholly-owned subsidiary of the Company, for the purpose of acquiring the membership interests of TerraSphere Systems, LLC (“TerraSphere Systems”). On November 12, 2010, TerraSphere acquired a 95% membership interest in TerraSphere Systems. TerraSphere Systems has two subsidiaries; wholly owned PharmaSphere, LLC (“PharmaSphere”) and majority owned TerraSphere Systems of Canada, Inc. (“TerraSphere Canada”). On December 4, 2012, TerraSphere acquired from the Company, RILLC and GoLocal.  TerraSphere operations were part of the Vertical Farming business segment.  On December 7, 2012, the Company sold its Vertical Farming business segment and has reported the Vertical Farming segment results of operations as discontinued operations within the consolidated financial statements (see Note 16).

On December 30, 2010, Converted Organics Inc. purchased a majority ownership interest of the vertical farming entity, GoLocalProduceRI, LLC (“GoLocal”) located in Rhode Island. The Company did not have any material operating activity in this subsidiary since inception. On December 4, 2012, the Company transferred its entire ownership of GoLocal to TerraSphere for consideration of $1.00.

Converted Organics of Rhode Island, LLC ("RILLC") was an inactive, 92.5% owned subsidiary of Converted Organics Inc. On December 4, 2012, the Company transferred its entire ownership of RILLC to TerraSphere for consideration of $1.00. RILLC had no assets or liabilities.

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

As reflected in the consolidated financial statements, the Company incurred a net loss of approximately $8.4 million for the year ended December 31, 2012, and as of December 31, 2012 had an accumulated deficit of approximately $116.0 million and a working capital deficiency of approximately $2.5 million.

Presently, the Company’s liquidity is limited to its cash on hand at December 31, 2012 of approximately $176,000.  As of December 31, 2012 the Company’s warrant issuances are in the money, however, its stock price has been less than $.01 per share and, therefore, the Company does not expect to raise any significant funds due to the exercise of warrants.

On February 5, 2013 the Company sold an additional $374,000 of convertible notes, the proceeds of which will be used to complete its public company filings and operate until March 31, 2013, while the Company continues to seek a merger partner. There is no guarantee that the Company will complete such a merger by that date.

If the Company does not receive additional funds in excess of the amount of cash on hand, whether as a result of the exercise of the warrants issued or the issuance of further convertible notes, or otherwise, the Company will not be able to continue its operations once the cash on hand is utilized, which the Company estimates to be March 31, 2013. Even in the event that the Company does receive additional funds, there is no guarantee that such funds will be sufficient to continue operations until the Company achieves its plan. At this time, The Company does not have any commitments for additional financing, and there is no assurance that capital in any form will be available to it on terms and conditions that are acceptable or at all.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements as of and for the year ended December 31, 2012 include the balances of Converted Organics Inc. and its wholly-owned subsidiaries, Converted Organics of California, LLC (“California”), Converted Organics of Woodbridge, LLC (“Woodbridge”) and Converted Organics of Mississippi, LLC (“Mississippi”). The accompanying consolidated financial statements as of and for the year ended December 31, 2011 include the balances of Converted Organics Inc. and its wholly-owned subsidiaries, Converted Organics of California, LLC (“California”), Converted Organics of Woodbridge, LLC (“Woodbridge”), Converted Organics of Mississippi, LLC (“Mississippi”) and its majority-owned subsidiaries Converted Organics of Rhode Island, LLC, TerraSphere Inc. (“TerraSphere”) and GoLocalProduceRI, LLC (“Go Local”). The minority-owned interest in its subsidiaries is included in the Company’s consolidated financial statements as non-controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2011 consolidated financial statements in order to conform to the current year presentation.

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

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FOREIGN OPERATIONS

The accounting records of TerraSphere Canada were maintained in Canadian dollars, its functional currency. Revenue and expense transactions were translated to U.S. dollars using the average exchange rate of the month in which the transaction took place. Assets and liabilities were translated to U.S. dollars using the exchange rate in effect as of the balance sheet date. Equity transactions were translated to U.S. dollars using the exchange rate in effect as of the date of the equity transaction. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss). Gains and losses resulting from transactions which are denominated in other than functional currencies are reported as foreign currency exchange gain or loss in the consolidated statements of operations and comprehensive loss in the period the gain or loss occurred. All of the Company’s interest in TerraSphere Canada was sold on December 7, 2012.

DISCONTINUED OPERATIONS

The Company discontinued the operations of its Woodbridge, NJ facility during 2010 and its Industrial Wastewater Treatment and Vertical Farming segments in 2012. Assets and liabilities related to these discontinued operations have been classified as discontinued operations on the consolidated balance sheets at December 31, 2012 and 2011, and their operations have been classified as loss from discontinued operations on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2012 and 2011.

CASH AND CASH EQUIVALENTS

The Company defines cash and cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had no cash equivalents at December 31, 2012 and 2011.

ACCOUNTS RECEIVABLE

Accounts receivable represents balances due from customers, net of applicable reserves for doubtful accounts. In determining the need for an allowance, objective evidence that a single receivable is uncollectible, as well as historical collection patterns for accounts receivable are considered at each balance sheet date. At December 31, 2012 and 2011, an allowance for doubtful accounts of approximately $0 and $1,044,000 respectively, has been established, against certain receivables that management has identified as uncollectible. A charge of approximately $0 and $14,000 is reflected in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2012 and 2011, respectively, to provide for the reserves for doubtful accounts. Additionally, the Company had direct write-offs of accounts receivable in the amounts of $0 and $78,764 for the years ended December 31, 2012 and 2011, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market, with cost determined by the first in, first out method. Inventories consist primarily of raw materials and finished goods, which consist of soil amendment products. Inventory balances are presented net of applicable reserves. There were no inventory reserves at December 31, 2012 or 2011.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on the straight-line basis over estimated useful lives of 3 to 10 years for machinery and equipment, office equipment and furniture and vehicles and 7 to 20 years for building and improvements.

DEFERRED FINANCING COSTS

In connection with its various private financings, the Company incurs professional fees which are capitalized and are being amortized over the term of the related loans. Amortization of deferred financing costs, which is recognized in operating expenses, is associated with private financings totaled $109,642 and $507,025 for the years ended December 31, 2012 and 2011, respectively.

GOODWILL

The Company evaluates the carrying value of goodwill in accordance with ASC 350 Intangibles — Goodwill and Other (ASC 350), during the fourth quarter of each year and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.  For the year ended December 31, 2011, the Company recorded a goodwill impairment charge of approximately $1,187,000 which is included in the loss from discontinued operations in the consolidated statements of operations and comprehensive loss reflecting the impairment of all of the goodwill resulting from the Company’s acquisitions of TerraSphere and GoLocal during the fourth quarter of 2010.

INTANGIBLE ASSETS

The Company accounts for its intangible assets in accordance with ASC 350 Intangibles — Goodwill and Other (ASC 350), which requires that intangible assets with finite lives, such as the Company’s licenses and patents, be capitalized and amortized over their respective estimated lives and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. Intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment testing. This testing compares carrying values to fair values and when appropriate, the carrying value of these assets is reduced to fair value.  For the year ended December 31, 2011, the Company recorded an impairment charge of approximately $3,563,000 which is included in the loss from discontinued operations in the consolidated statements of operations and comprehensive loss reflecting the impairment of reacquired license rights fair value associated with its acquisition of GoLocal and the fair value of the patents acquired with the TerraSphere acquisition.  As of December 31, 2012, the Company performed its annual tests of the impairment of finite life intangible assets and determined that no impairment was required.  During the year ended December 31, 2012, the Company terminated its Industrial Wastewater Supply and License Agreement and sold its Vertical Farming segment and therefore the only remaining intangibles assets as of December 31, 2012 are associated with the Organic Fertilizer segment.

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

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

DERIVATIVE INSTRUMENTS

The Company accounts for derivative instruments in accordance with ASC 815 Derivatives and Hedging (ASC 815), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the consolidated balance sheet at fair value. Accounting for changes in the fair value of derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2012 and 2011, the Company did not have any derivative instruments that were designated as hedges.

NONCONTROLLING INTEREST

The noncontrolling interest in variable interest entity included in the accompanying consolidated balance sheets reflects the noncontrolling party’s equity interest in the Subsidiary. Noncontrolling interest in variable interest entity in the consolidated statements of operations and comprehensive loss represent the results of operations from the subsidiaries. On December 7, 2012, the Company sold its Vertical Farming segment and as of December 31, 2012 has no further noncontrolling interest.

REVENUE RECOGNITION

Revenue is recognized in accordance with ASC 605 Revenue Recognition (ASC 605) when (i) persuasive evidence of a sales arrangement exists, (ii) delivery of the product or service has occurred, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  Revenue terms are FOB shipping point.

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

SHARE BASED COMPENSATION

The Company accounts for share based compensation paid to employees in accordance with ASC 718 Compensation — Stock Compensations (ASC 718). Under ASC 718 guidance, share-based compensation issued to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the grant). The Company accounts for share based compensation issued to non-employees in accordance with ASC 505 Equity (ASC 505). Under ASC 505 guidance, such compensation is measured at the grant date, based on the consideration received or the fair value of the equity instruments issued and is recognized as an expense over the requisite service period.

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

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted income (loss) per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock, such as stock options and warrants (using the “treasury stock” method), and convertible preferred stock and debt (using the “if-converted” method), unless their effect on net income (loss) per share is antidilutive. Under the “if-converted” method, convertible instruments are assumed to have been converted as of the beginning of the period or when issued, if later. The effect of computing the Company’s diluted income (loss) per share was antidilutive and, as such, basic and diluted earnings (loss) per share are the same for each of the years ended December 31, 2012 and 2011.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standard Update 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The intent of ASU 2012-02 is to simplify how registrants test indefinite-lived intangible asset for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 permits registrants to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with U.S. GAAP. An entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim indefinite lived intangible asset impairment tests performed for years beginning after September 15, 2012. Early adoption is permitted. The adoption of this update will not have a material effect on the Company’s consolidated financial statements.

 In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies that the scope of the intended disclosures required by ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. An entity is required to provide the disclosures retrospectively for all comparative periods presented. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012.  We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial statements.

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

On July 19, 2012, Innovate/Protect completed a merger with Vringo Inc. (NYSE Amex: VRNG) (“Vringo”), a provider of software platforms for mobile social and video applications and the Company received 452,640 shares of Vringo common stock valued at $1.76 per share on the date of the merger and 186,408 warrants to purchase common stock at an exercise price of $1.76 per share. Upon the receipt of Vringo shares, the Company recognized this investment at fair value, using Level 1 inputs. The fair value of the Vringo warrants as of the date of issuance was determined based upon Level 1, 2 and 3 inputs using the Black Scholes option pricing model using a risk free rate of 0.64%, volatility of 65%, no dividend yield, a 5 year term and a fair value of Vringo common stock of $3.70 per share. As a result, in the third quarter of 2012, the Company recognized a gain of $1,339,776 over its original acquisition price of $495,000.

On September 27, 2012, the Company exchanged the 452,640 Vringo shares and the 186,408 Vringo warrants for the cancellation of certain convertible notes and the repurchase of certain warrants issued by the Company. This exchange is further discussed in Notes 9 and 10. At December 31, 2012, the Company held no investments.

NOTE 5 — INVENTORIES

The Company’s inventories consisted of the following at December 31:

	2012	2011
Finished goods	$148,636	$224,209
Raw materials	34,581	50,382

Total inventories	$183,217	$274,391

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — PROPERTY AND EQUIPMENT

The Company’s property and equipment, excluding assets of discontinued operations at December 31, consisted of the following:

	2012	2011
Building and improvements	$780,749	$780,749
Machinery and equipment	804,254	804,254
Vehicles	42,570	42,570
Office equipment and furniture	7,339	7,339

	1,634,912	1,634,912
Less: Accumulated depreciation and amortization	(585,341)	(446,584)

Property and equipment, net	$1,049,571	$1,188,328

The components of depreciation and amortization expense for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Continuing operations — cost of goods sold	$124,882	$122,965
Continuing operations — operating expenses	13,875	13,663

	138,757	136,628
Discontinued operations	11,697	151,878

Total depreciation and amortization expense	$150,454	$288,506

Changes in accumulated depreciation and amortization at December 31, 2012 and 2011 are as follows:

	2012	2011
Balance, beginning of year	$446,584	$309,956
Additions	138,757	136,628
Disposals	—	—

Balance, end of year	$585,341	$446,584

 In 2011, due to cash flow shortfalls, the Company was not able to maintain the equipment within its IWR division and abandoned the equipment. As of December 31, 2011, the Company recorded an expense of $951,668 related to the loss on abandonment of the IWR equipment. On December 7, 2012, the Company sold its wholly-owned subsidiary, TerraSphere, including all of its assets.

NOTE 7 — LONG-LIVED ASSETS – IMPAIRMENT

As disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011, as of the end of 2011, the Company lacked the funds necessary to continue to fund the development of the Vertical Farming operations using the TerraSphere patents. Throughout 2012, the Company investigated the sale of TerraSphere. During the third quarter of 2012, the Company obtained permission from its lenders who hold debt instruments secured by the common stock of TerraSphere to consider a transaction for TerraSphere for no cash consideration, provided that the buyer agreed to assume all of TerraSphere’s liabilities.

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

As a result of these developments, as of September 30, 2012 the Company concluded that it had become probable that TerraSphere would be sold or otherwise disposed of within one year. As a result, at September 30, 2012, the Company recorded the Vertical Farming segment as discontinued operations. Based on the impairment guidance, an impairment charge of $1,774,921 was taken against the TerraSphere patents to reduce the carrying amount of TerraSphere’s net assets to zero and is included in the loss from discontinued operations in the consolidated statements of operations and comprehensive loss.

On December 7, 2012, as a result of the above activity, the Company sold its Vertical Farming business.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — INTANGIBLE ASSETS

          On December 7, 2012, the Company sold all of its interest in its Vertical Farming segment and the only remaining intangible assets as of December 31, 2012 relate to the Organic Fertilizer segment, specifically, its Gonzales, California facility.

Intangible assets consist of the following at December 31:

	2012	2011

Finite-lived intangible assets:
Existing customer relationships	$2,030,513	$2,030,513
Technological know-how	271,812	271,812

	2,302,325	2,302,325
Less: accumulated amortization	(1,398,917)	(1,110,909)

Total	903,408	1,191,416
Indefinite-lived intangible assets:
Trade name	228,188	228,188

Net intangibles assets	$1,131,596	$1,419,604

The consolidated statements of operations and comprehensive loss from continuing operations include amortization expense of $288,008 related to these intangible assets for the years ended December 31, 2012 and 2011, respectively. Amortization expense for these intangibles is estimated to be $288,008 annually for each of the next three years and $39,384 for the fourth year.

NOTE 9 — DEBT

TERM NOTES

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed TerraSphere’s existing liability to a third party (unrelated to the Company or TerraSphere) for a promissory note payable in the amount of $350,000 with a fixed interest rate of 15% per annum. Interest only payments totaling $4,375 were due monthly with the principal balance due August, 27, 2011. On March 9, 2011, the Company entered into an agreement with the third party regarding its $350,000 promissory note payable. In consideration of receiving a lump sum cash payment of $125,000, the third party released and discharged the Company from all obligations under the note. This gain on settlement of $225,000 is included in the loss from discontinued operations in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2011.

NOTE PAYABLE — RELATED PARTY

In connection with the Company’s acquisition of TerraSphere Systems, the Company assumed an unsecured note payable to William Gildea, Secretary of the Company and brother of Edward Gildea, President of the Company, which has an interest rate of 10% per annum. On December 7, 2012, the Company sold its Vertical Farming Segment to a buyer who assumed all liabilities, including this term note, as part of the purchase agreement.  At December 31, 2011, the principal amount due totaled $72,351 and is included in liabilities of discontinued operations in the consolidated balance sheet. The Company incurred interest expense totaling $6,759 and $7,234 for the years ended as of December 31, 2012 and 2011, respectively, and is included in the loss from discontinued operations in the consolidated statements of operations and comprehensive loss.

CONVERTIBLE NOTES PAYABLE

On December 17, 2010, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain institutional investors (the “Buyers”). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to the Buyers convertible notes in the aggregate original principal amount of $4,990,000 (the “Notes”), which were convertible into shares of common stock. These Notes were to be purchased by Buyers in two tranches, the first of which involved the sale of Notes in the aggregate original principal amount of $3,939,473 (the “Initial Notes”). The closing of the purchase of the Initial Notes occurred simultaneously with the execution of the Purchase Agreement. The Initial Notes are non-interest bearing and were issued with an original issue discount of approximately 4.8%, and the proceeds from the Initial Notes were $3,444,555. During the years ended December 31, 2012 and 2011, the Company recorded interest expense and amortization of discount on this note of $0 and $3,458,533, respectively.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — DEBT (Continued)

CONVERTIBLE NOTES PAYABLE (Continued)

On March 7, 2011, the second tranche of the sale of Notes was completed in the aggregate original principal amount of $1,050,527 (the “Additional Notes”) and was completed upon the satisfaction of the conditions to closing set forth in the Purchase Agreement. The Additional Notes were issued with an original issue discount of approximately 4.8%, and the proceeds from the Additional Notes were $1,000,000, with proceeds net of costs totaling $920,000. The Additional Notes are not interest bearing, unless the Company is in default on the Notes, in which case the Additional Notes carry an interest rate of 18% per annum. During the years ended December 31, 2012 and 2011, the Company recorded interest expense and amortization of discount on this note of $0 and $1,050,526, respectively.

As of December 31, 2011, both the December 17, 2010 (tranche one) and the March 7, 2011 (tranche two) notes have been converted into shares of the Company’s common stock and no principal balance remains.

On April 1, 2011, the Company entered into a second Securities Purchase Agreement (the “Second Purchase Agreement”) with an institutional investor (the “Buyer”) whereby, the Company agreed to sell to the Buyer certain notes and warrants. Pursuant to the terms of the Agreement, the Company agreed to sell to the Buyer a convertible note in the aggregate original principal amount of $3,850,000 (the “Original Note”), which was convertible into shares of common stock. The Original Note was non-interest bearing and was issued with an original issue discount (“OID”) of approximately 9%. The Company recorded the initial fair values of the OID and the conversion feature from the warrants up to the gross proceeds of the note ($3,500,000) as a discount on the Original Note which was to be amortized ratably over the six-month term. Net proceeds of the Original Note were $3,325,000 and at December 31, 2011, the carrying value of the Original Note was $2,685,686 and the associated unamortized discount was $527,878.  On June 24, 2011, the Company filed a registration statement in order to issue shares of its common stock to make the required loan repayments. On August 9, 2011, the Company amended the payment due dates on its April 1, 2011 Note. The lender agreed to extend the first payment (originally due August 1, 2011) to the earlier of the date that the underlying registration statement becomes effective or until six months after the issuance of the Original Note when the restrictions on the shares lapse. In consideration of this amendment the Company has agreed to re-price certain of the warrants held by the lender to an exercise price of $250. As of April 2012, the note was fully converted into shares of the Company’s common stock and therefore no principal balance remains as of December 31, 2012.  During the years ended December 31, 2012 and 2011, the Company recorded interest expense and amortization of discount on this note of $527,878 and $3,220,905, respectively.

The Company applies Accounting Standards Codification Topic 470-50, Debt - Modifications and Extinguishments (ASC 470-50), which defines a debt modification. ASC 470-50 establishes that a modification exists if the terms of the embedded conversion option from which the change in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is at least 10 percent of the carrying amount of the original debt instrument immediately before the modification or exchange. On July 31, 2011, the effective date of the April 2011 Original Note amendment, the Company measured the fair value of the embedded conversion option and determined that the change in fair value immediately before and after the modification was greater than 10 percent resulting in a debt modification. During the year ended December 31, 2011, in accordance with ASC 470, the Company recognized a loss on debt modification of $2,357,322 on the accompanying consolidated statement of operations and comprehensive loss.

On January 3, 2012, the Company entered into a Purchase Agreement, whereby the Company agreed to sell to an investor twelve (12) senior secured convertible notes (each note the “Note,” and collectively the “Notes”). The initial Note has an original principal amount of $247,500, and was issued for a purchase price of $225,000. The remaining eleven (11) Notes each have an original principal amount of up to $237,600. The aggregate principal amount of the Notes that it may issue pursuant to the Purchase Agreement is $2,861,100, for an aggregate purchase price of $2,601,000, if certain conditions are met. Each Note matures eight (8) months after issuance. The closing of the purchase of the initial Note occurred on January 6, 2012, with subsequent closings taking place each month from February through August 2012. The Notes are being issued with an original issue discount of 10% and are non-interest bearing, unless the Company is in default on the Notes, in which case the Notes carry an interest rate of 18% per annum. During the year ended December 31, 2012, the Company reduced the outstanding balance of this debt by issuing 356,305,809 shares of its common stock to convert $635,100 of principal and exchanged a portion of the Vringo Investment to reduce a further $718,760 of principal (see below). During the year ended December 31, 2012, the total principal outstanding on these notes was $213,200. As of December 31, 2012, these notes are convertible into an amount equal to the outstanding principal amount plus the conversion feature issued in conjunction with the debt as derivative instruments, as defined in Note 10.  During the year ended December 31, 2012, the Company recorded interest expense and amortization of discount on this note of $1,698,476.

On March 12, 2012, the Company entered into an agreement with two investors, pursuant to which it agreed to effect an additional closing under the January 3, 2012 convertible note in which it will issue the buyers new notes (“New Notes” having an aggregate original principal amount of $550,000 for a purchase price of $500,000, and warrants to purchase an aggregate of 2,619,048 shares of common stock at an exercise price of $.105 per share. The notes are convertible into shares of its common stock at a conversion price equal to the lowest of (1) $0.105 per share (the “Fixed Conversion Price”), (2) the price which is 85% of the three lowest closing sale prices of the its common stock during the twenty trading day period preceding the applicable conversion date, and (3) the price which is 85% of the closing sale price of its common stock on the trading day preceding the applicable conversion date; provided that if it makes certain dilutive issuances (with limited exceptions), the Fixed Conversion Price of the Notes will be lowered to the per share price for the dilutive issuances. The closing of the purchase of the Notes and Warrants occurred on March 13, 2012. During the year ended December 31, 2012 the Company reduced principal on these notes in exchange for a portion of the Vringo Investment held by the Company in the amount of $163,000 (see below). As of December 31, 2012, the outstanding principal on this additional closing note was $387,000. As of December 31, 2012 these notes are convertible into an amount equal to the outstanding principal amount plus the conversion feature issued in conjunction with the debt as derivative instruments, as defined in Note 10. During the year ended December 31, 2012, the Company recorded interest expense and amortization of discount on this note of $600,000.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — DEBT 9 (Continued)

CONVERTIBLE NOTES PAYABLE (Continued)

On March 12, 2012, the effective date of the January 2012 and April 2011 additional Note amendments, the Company measured the fair value of the embedded conversion option and determined that the change in fair value immediately before and after the amendments were greater than 10 percent resulting in debt modifications. During the year ended December 31, 2012, the Company has recognized a loss on debt modifications of $3,000,205 on the accompanying consolidated statements of operations and comprehensive income.

On March 12, 2012, the Company entered into a Securities Purchase Agreement with an investor, pursuant to which the Company acquired 150 shares of Series A Convertible Preferred Stock of Innovate/Protect, Inc., a privately-held Delaware corporation, for $495,000. In the March 12, 2012 agreement detailed in the preceding paragraph, the Company agreed to utilize the proceeds from the issuance of the New Notes to purchase the Preferred Shares (see Note 4).

On July 19, 2012, Innovate/Protect completed a merger with Vringo Inc. (NYSE Amex: VRNG), a provider of software platforms for mobile social and video applications and the Company received 452,640 shares of Vringo common stock valued at $1.76 per share on the date of the merger and 186,408 warrants to purchase Vringo common stock at an exercise price of $1.76 per share.

On September 27, 2012, the Company exchanged the 452,640 Vringo shares and the 186,408 warrants to purchase Vringo common stock for the cancellation of certain convertible notes and the buyback of certain warrants issued by the Company. On September 27, 2012, the fair value of the Vringo common stock and warrants was $1,469,515. The fair value of the Vringo shares  as of the date of the exchange was determined based upon Level 1 inputs, using the fair value of the Vringo common stock.  The fair value of the Vringo warrants as of the date of the exchange was determined based upon Level 1, 2 and 3 inputs using the Black Scholes option pricing model using a risk free rate of 0.64%, volatility of 65%, no dividend yield, a 4.8 year term and a fair value of Vringo common stock of $2.95 per share. The Company reduced its convertible debt by $881,760 in this exchange ($718,760 of the January 2012 Notes and $163,000 of the March 2012 additional notes) and purchased 1,191,823,000 of its outstanding warrants, with a fair value of $1,792,466, for the remaining $587,755. As a result of this exchange, the Company recognized a gain on debt extinguishment of $1,204,711 for the year ended December 31, 2012.

NOTE 10 — DERIVATIVE INSTRUMENTS

On April 1, 2011, pursuant to the terms of the Second Purchase Agreement, the Company issued to the Buyer warrants to acquire shares of common stock, in the form of three warrants: (i) “Series A Warrants.” (ii) “Series B Warrants.” and (iii) “Series C Warrants” (collectively, the “April Warrants”).

The Series B Warrants became exercisable on June 13, 2011, the date upon which shareholder approval was obtained in connection with the financing, and expire on March 13, 2012. The Series B Warrants provide that the holders are initially entitled to purchase an aggregate of 1,829 shares at an initial exercise price of $2,062.50 per share. If the Company made certain dilutive issuances (with limited exceptions), the exercise price of the Series B Warrants would be lowered to the per share price for the dilutive issuances. In addition, the exercise price of the Series B Warrants were to adjust to the average of the installment conversion prices used to repay the April 2011 Original Notes. The floor price for the exercise price of the Series B Warrants is $1,700. The number of shares underlying the Series B Warrants adjusts whenever the exercise price adjusts, such that at all times the aggregate exercise price of the Series B Warrants will be $3,771,797. During August 2011, in connection with amending its April 2011 Original Note these Series B Warrants were repriced to $250. As of December 31, 2012, these warrants have expired.

The Series A and Series C Warrants are exercisable six months and one day after issuance and have a five year term commencing on June 13, 2011. The Series A Warrants provide that the holders are initially entitled to purchase an aggregate of 963 shares. The Series C Warrants provide that the holders are initially entitled to purchase an aggregate of 869 shares. If on the expiration date of the Series B Warrants, a holder of such warrant has not exercised such warrant for at least 50% of the shares underlying such warrant, the Company has the right to redeem from such holder its Series C Warrant for $10,000 under certain circumstances.  The warrants were redeemed on September 27, 2012 and are no longer outstanding as of December 31, 2012.

On January 3, 2012, in conjunction with the January Notes per Note 9, the Company also agreed to issue to the investor up to twelve warrants to acquire shares of common stock (January Warrants), each such issuance to occur along with each purchase of a January Note. Each warrant provides that the holder is initially entitled to purchase the number of shares of common stock equal to 50% of the number of shares of common stock issuable upon conversion in full of the applicable January Note (based on initial fixed conversion price equal to the three lowest closing sale prices of its common stock during the twenty trading day period preceding the issuance of the particular January Note, with respect to each January Note, such term is referred to as the “Fixed Conversion Price”) at an initial exercise price equal to the Fixed Conversion Price of the applicable January Note that is issued along with such warrant. As of December 31, 2012, 205,000,000 shares of common stock underlie these warrants with an exercise price of $.00088 and an expiration date of April 2017. The 205,000,000 shares underlying the warrants is after the September 27, 2012 buy back of 1,100,573,000 warrants related to these January Notes as a result of the exchange agreement described in Note 9.

On March 12, 2012, the Company entered into an agreement (the “March Agreement”) with two investors, pursuant to which it agreed to effect an additional closing of notes identical to the January Notes in which it issued the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000 (the “New Notes”), and warrants to purchase an aggregate of 2,619,048 shares of common stock at an exercise price of $0.105 per share (the “New Warrants”). The New Notes and New Warrants have identical terms to the January Notes and January Warrants described above. As of December 31, 2012, 221,250,000 shares of the Company’s common stock underlie these warrants with an exercise price of $.00088 and an expiration date of March 2017. The 221,250,000  shares underlying the warrants is after the September 27, 2012 buy back of 91,250,000 warrants related to these March Notes as a result of the exchange agreement described in Note 9.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — DERIVATIVE INSTRUMENTS (Continued)

As of December 31, 2012, the Company has recognized the following warrants as derivative instruments:

Issue Date	Class/ Series	Price	Outstanding at December 31, 2011	Issued/Amended	Exercised or Canceled	Outstanding and Exercisable at December 31, 2012	Fair Value at December 31, 2012	Fair Value at December, 31 2011
05/07/09*	Class C	$250 -5,000	177	—	(177)	—	$—	$116
05/07/09*	Class D	250 -5,100	83	—	(83)	—	—	54
09/08/09	Class G	6,250	500	—	(500)	—	—	611
04/22/10	Class I	5,300	233	—	(233)	—	—	289
12/17/10**	Series A	.00088	499	141,760,501	(141,761,000)	—	—	1,316
12/17/10**	Series C	.00088	499	—	(499)	—	—	1,316
04/01/11	Series A	.00088	963	273,436,037	(273,437,000)	—	—	2,572
04/01/11	Series B	.00088	2,219	—	(2,219)	—	—	1,022
04/01/11	Series C	.00088	869	—	(869)	—	—	2,322
01/03/12	Notes	.00088	—	890,375,000	(685,375,000)	205,000,000	302,482	—
03/12/12	New Notes	.00088	—	312,500,000	(91,250,000)	221,250,000	326,360	—

			6,042	1,618,071,538	(1,191,827,580)	426,250,000	$628,842	$9,618

*	The above table reflects repricing of all warrants to $250 in August 2011, except 27 Class C and 13 Class D warrants which remained at $5,000 and $5,100, respectively.

**	Includes warrants issued on March 7, 2011.

The Company also recognized certain conversion features issued in conjunction with debt as derivative instruments:

Issue Date	Price	Outstanding at December 31, 2011	Issued	Exercised or Canceled	Outstanding and Exercisable at December 31, 2012	Fair Value at December 31, 2012	Fair Value at December 31, 2011

April 1, 2011	$2,000	2,083	—	(2,083)	—	$—	$6,157,299
January 3, 2012	.0012	—	177,666,667	—	177,666,667	172,560	—
March 12, 2012	.0012	—	322,500,000	—	322,500,000	305,003	—

		2,083	500,166,667	(2,083)	500,166,667	$477,563	$6,157,299

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — DERIVATIVE INSTRUMENTS (Continued)

The derivative fair value amount associated with the conversion features issued on the April 2011 derivative instrument has increased as the conversion stock price has decreased from the original conversion price of $2,000.

In March 2012, the Company amended certain provisions of its April 2011 Original Note financing to amend the conversion price definition and as a result the Company recorded charges in its consolidated statements of operations for the year ended December 31, 2012 of $3,000,205, associated with these debt modifications.

The warrants and conversion features above were revalued at December 31, 2012 and 2011 using a binomial lattice pricing model using certain assumptions related to the probability of exercise and the following unobservable inputs:

Risk free interest rate	0.11% - 0.72%
Dividend yield	—
Volatility	223% - 227%
Expected term	6 months to 4 years

In addition to the above derivative transactions, on November 12, 2010, the Company completed the acquisition of TerraSphere Systems, LLC, where it determined that as a result of an anti-dilution provision included in the purchase agreement, certain additional shares may have to be issued. The Company estimated that approximately 408 shares could be issued and classified the anti-dilution provision as a derivative liability. As of December 31, 2012 and 2011, the Company revalued the derivative liability to $583 and $140,164, respectively, based on the closing share price of the stock on that date.

The derivative liabilities reflected on the consolidated balance sheets at December 31, 2012 and 2011, totaled $1,106,988 and $6,307,081, respectively, and the derivative gains for the years ended December 31, 2012 and 2011 were $9,154,173 and $5,823,629, respectively.

NOTE 11 — FINANCIAL MEASUREMENTS

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

In 2012, three organic fertilizer customers accounted for 58% (35%, 12%, 11%) of sales. In 2011, four organic fertilizer customers accounted for 53% (12%, 19%, 11%, 11%) of sales. Three customers and four customers accounted for 79% and 89% of accounts receivable at December 31, 2012 and 2011, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make such payments, additional allowances may be required. An increase in allowances for customer non-payment would increase the Company’s expenses during the period in which such allowances are made. Based upon the Company’s knowledge at December 31, 2012 and 2011, the reserve for doubtful accounts totaled approximately $0 and $1,044,000, which related to discontinued operations, respectively.

FAIR VALUE MEASUREMENTS

The Company’s liabilities that are reported at fair value in the accompanying consolidated balance sheets as of December 31, 2012 and 2011 were as follows:

	Level of	Balance
	Hierarchy	2012	2011

Obligations to issue shares*	Level 2	$—	$9,127
Derivative warrants and anti-dilution provision liabilities	Level 3	1,106,988	6,307,081

* Included in liabilities of discontinued operations on the consolidated balance sheets.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — FINANCIAL MEASUREMENTS (Continued)

FAIR VALUE MEASUREMENTS (Continued)

The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the years ended December 31, 2012 and 2011:

	2012	2011

Balance, beginning of year	$(6,307,081)	$(7,126,329)
Conversions	655,191	2,002,877
Issuances	(3,401,535)	(4,667,269)
Effect of modification, exchanges and settlements	(1,207,736)	(2,339,989)
Net gains	9,154,173	5,823,629

Balance, end of year	$(1,106,988)	$(6,307,081)

The Company has described the pricing model and assumptions utilized in calculating the derivative liabilities in Note 10.

Valuation policies and procedures are managed by the Company's finance group, which regularly monitors fair value measurements. Fair value measurements, including those categorized within Level 3, are prepared and reviewed on their issuance date and then on an annual basis and any third-party valuations are reviewed for reasonableness and compliance with ASC 820, Fair Value Measurement.

The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, for which carrying amounts approximate fair value.

NOTE 12 — STOCKHOLDERS’ EQUITY

AUTHORIZED SHARES

On June 8, 2012, the Company’s stockholders approved the amendment to the Company’s Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 500,000,000 shares to 1,000,000,000 shares.

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

STOCK ISSUANCES

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

During April and June 2011, the Company issued 580 restricted shares of its common stock as compensation under its stock option plan. These shares were issued to employees and directors and are restricted for a period of two years from issuance. The Company recorded compensation expense of $756,775 in its consolidated statement of operations and comprehensive loss for the year ended December 31, 2011, based upon the closing price of the shares on the commitment date.

On June 20, 2011, the Company issued 1,554 shares of its common stock in exchange for the return of 4,219 shares of its preferred stock.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — STOCKHOLDERS’ EQUITY (Continued)

STOCK ISSUANCES (Continued)

On June 10, 2011, the Company issued 102 shares of its common stock to vendors for services. The shares were restricted for a period of six months. The Company reduced the vendor payables by $76,250 based upon the closing price of the shares on the commitment date.

On November 23, 2011, the Company issued 907 shares of its common stock to vendors for services. The shares were restricted for a period of six months. The Company reduced the vendor payables by $7,528 based upon the closing price of the shares on the commitment date.

During the year ended December 31, 2011, the Company issued 187,581 shares of its common stock in settlement of amounts due on the convertible notes by $8,174,829.

During the year ended December 31, 2012, the Company has issued 536,627,391 shares of its common stock to reduce principal of $3,975,978 on its convertible debt.

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

On May 26, 2009, as an inducement for the Investor to exercise 300 warrants at $7,000, the Company issued the Investor an additional 300 Class E warrants with an exercise price of $8,150 and an expiration date of May 27, 2014. Each warrant may be exchanged for one share of common stock. These warrants were cancelled as a result of our September 27, 2012 Investment exchange (see Note 4).

On July 15, 2009, in connection with the issuance of 392 shares to an institutional investor, the Company issued Class F warrants to purchase 117 shares of the Company’s common stock at an exercise price of $6,250 per share. The Warrants may be exercised commencing January 15, 2010 until July 15, 2014. These warrants were cancelled as a result of our September 27, 2012 Investment exchange (see Note 4).

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

In addition to the warrants classified as derivatives, the Company has also recognized certain warrants as equity instruments.

The following table sets forth the outstanding warrants classified as equity instruments as of December 31, 2012:

Warrants	Price	Outstanding at December 31, 2011*	Issued	Exercised	Canceled	Outstanding at December 31, 2012	Exercisable at December 31, 2012

Class B	$55,000	530			(530)	—	—
Class E	8,150	300	—	—	(300)	—	—
Class F	6,250	117	—	—	(117)	—	—
Class H	6,500	3,450	—	—	—	3,450	3,450
Class J	2,700	325	—	—	—	325	325
Class K	2,700	231	—	—	—	231	231

		4,953			(947)	4,006	4,006

* There was no activity for the outstanding warrants classified as equity instruments for the year ended December 31, 2011

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 — STOCKHOLDERS’ EQUITY (Continued)

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

During the year ended December 31, 2012, the Company did not issue any stock options, none were exercised and 327 were forfeited. Therefore, as of December 31, 2012, the Company had 778 stock options outstanding with a weighted average price per share of $5,100 and an average remaining life of 8 years.

As of December 31, 2012, the Company had 41,778 options available to grant under the plan.

Stock option activity for the years ended December 31, 2012 and 2011 is as follows:

	Stock Options	Weighted Average Price per Share	Weighted Average Exercise Price	Average Remaining Life (Years)
Outstanding and exercisable at December 31, 2010	729	$8,200	$8,200	8.8
Granted	566	1,150
Granted	44	1,150
Granted	26	750
Forfeited	(260)	3,400

Outstanding and exercisable at December 31, 2011	1,105	$4,600	$4,600	9.0
Granted	0	0
Granted	0	0
Granted	0	0
Forfeited	(327)	$3,400

Outstanding and exercisable at December 31, 2012	778	$5,100	$5,100	8.0

The aggregate intrinsic value of options outstanding and exercisable is $0 at December 31, 2012 and 2011. The aggregate intrinsic value represents the total pre-tax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $.0015 and $15.00 as of December 31, 2012 and 2011, respectively, which would have been received by the option holders had those option holders exercised their options as of that date.

At December 31, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plan. No options were exercised in the year ended December 31, 2012 or 2011 and subject to any limitation under Section 382 of the Internal Revenue Code as described below.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 — INCOME TAXES

At December 31, 2012, the Company had federal and state net operating loss carry forwards of approximately $98,200,000 amd $61,100,000, respectively, which may be offset against future taxable income, if any, expiring at various dates through 2032 and 2017, respectively, and subject to any limitations under Section 382 of the Internal Revenue Code as described below.

The effective tax rate based on the federal and state statutory rates is reconciled to the actual tax rate for the years ended December 31, 2012 and 2011 as follows:

	2012	2011
Statutory federal income tax rate	34%	34%
Statutory state income tax rate	6	6
Valuation allowance on net deferred tax assets	(40)	(40)

Effective tax rate	—%	—%

The components of the net deferred tax asset (liability) at December 31, 2012 and 2011 are as follows:

	2012	2011

Deferred tax assets:
Net operating losses	$35,702,000	$34,459,000
Depreciation and amortization	(571,000)	(1,874,000)
Accrued compensation	120,000	120,000
Stock options	2,192000	2,192,000
Other reserves	—	395,000
Valuation allowance	(37,443,000)	(35,292,000)

	$—	$—

The Company has fully reserved, as of December 31, 2012, approximately $37,443,000 of net deferred tax asset with a valuation allowance of the same amount, because the likelihood of realization of the tax benefit cannot be determined to be more likely than not.

The Company’s valuation allowance increased $2,151,000 and $4,638,000 for the years ended December 31, 2012 and 2011, respectively.

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

The Company is subject to U.S. federal income tax as well as income tax of certain state jurisdictions. The Company has not been audited by the U.S. Internal Revenue Service or any states in connection with its income taxes. The periods from January 1, 2009 to December 31, 2012 remain open to examination by the U.S. Internal Revenue Service and state authorities. However, since the Company has net operating loss carryforwards, which may be utilized in future years to offset taxable income, all years that include carryforwards are subject to review by relevant taxing authorities to the extent of the carryforward utilized.

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — RELATED PARTY TRANSACTIONS

As of December 31, 2012 and 2011 the Company has an accrued liability totaling $302,298 and $358,937, respectively, representing accrued compensation to officers, directors and consultants, which is included in accrued expenses in the accompanying consolidated balance sheets.

In connection with the Company’s acquisition of TerraSphere Systems during 2010, the Company assumed an unsecured note payable to William Gildea, Secretary of the Company and brother of Edward Gildea, the Company’s Chairman and Chief Executive Officer, that has an interest rate of 10% per annum. The principal amount due totaled $72,351 and had accrued interest totaling $26,207 at December 31, 2011 which is included in liabilities of discontinued operations on the consolidated balance sheets. The Company incurred interest expense totaling $6,759 and $7,234 for the years ended December 31, 2012 and 2011, respectively, which is included in loss from discontinued operations in the consolidated statements of operations and comprehensive loss. On December 7, 2012, the Company sold its Vertical Farming Segment to a buyer who assumed all liabilities, including this term note, as part of the purchase agreement.

The Company engaged the services of a Law Firm to represent it in two legal proceedings; a partner in that law firm is Mark Gildea, bother of Edward Gildea, the Company’s Chairman and Chief Executive Officer. For a period of time during 2011 Mr. Mark Gildea also served as President of TerraSphere, Inc.

The Secretary of Converted Organics, Inc. is William Gildea, a brother of Edward Gildea, the Company’s Chairman and Chief Executive Officer.

NOTE 15 — PROFIT SHARING PLAN

The Company has a 401(k) plan for its employees. The plan allows for employees to have a pretax deduction of up to 15% of pay set aside for retirement. The plan also allows for a Company match and profit sharing contribution. As of December 31, 2012 and 2011, the Company has not provided a match of employee contributions nor did the Company contribute a profit sharing amount to the plan.

NOTE 16 — DISCONTINUED OPERATIONS

On December 7, 2012, the Company entered into a Purchase and Sale of Business Agreement with RI Vertical Farm Partners, LLC ("RI Vertical"), whereby the Company transferred its ownership of its wholly-owned subsidiary, TerraSphere Inc. and the subsidiaries of TerraSphere Inc. to RI Vertical for consideration of $5.00.   Under the Agreement, RI Vertical receives all of the assets of TerraSphere Inc. and its subsidiaries and assumes all of the liabilities of TerraSphere Inc. and its subsidiaries.  As a result of the TerraSphere Inc. sale, the Company has presented its Vertical Farming segment as discontinued operations for the years ended December 31, 2012 and 2011 in the accompanying consolidated financial statements.

On September 17, 2012, the Company entered into an agreement with Heartland Technology Partners (“HTP”) whereby the Company and HTP agreed to resolve a dispute relating to the Supply and License Agreement that both parties entered into on March 23, 2010. The Supply and License Agreement governed certain Industrial Wastewater technology owned by HTP that was licensed to the Company. In exchange for $650,000 and the settlement of all disputes, the Company agreed to terminate the Supply and License Agreement dated March 23, 2010 and will no longer operate its Industrial Wastewater segment. The Company had recorded the value of the Supply and License agreement at $500,000 on its balance sheet and therefore recognized a $150,000 gain on the termination of the Supply and License Agreement which is recorded in the Statements of Operations as discontinued operations for the year ended December 31, 2012.

In 2010, the Company discontinued operations at its facility in Woodbridge, NJ. The Company is actively working with vendors to satisfy its liabilities outstanding at December 31, 2012. Income recognized from this discontinued operation is the result of favorable settlements with certain of its creditors.

The following table summarizes the components of the loss from the discontinued operations:

	For the Years Ended December 31,
	2012	2011
Revenue from discontinued operations	$—	$397,937

Loss from discontinued operations	$(2,100,896)	$(6,905,768)
Loss on investment in discontinued operations	(7,740,573)	—
Loss from discontinued operations	$(9,841,469)	$(6,905,768)

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — DISCONTINUED OPERATIONS (Continued)

The following table provides the assets and liabilities of the discontinued operations, in the consolidated balance sheets as December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Prepaid expenses and other assets	$—	$14,098
Deposits and other non-current assets	—	505,852
Property and equipment, net	—	132,325
Intangible assets, net	—	2,969,000

Assets of discontinued operations	$—	$3,621,275

Notes payable – related party	$—	$72,351
Accounts payable	514,064	1,217,087
Accrued expenses	—	27,953
Obligation to issue shares	—	9,127
Deferred revenue	—	95,000

Liabilities of discontinued operations	$514,064	$1,421,518

NOTE 17 — COMMITMENTS AND CONTINGENCIES

LEASES

During 2012 the Company terminated its office lease on its Boston office and moved to a small office space, which the Company leases for $2,800 per month.  The terms of the rental agreement are on a month to month basis. In addition, the Company leases the land at its Gonzales Organic Fertilizer facility. All other leases, including its former Boston office lease and Canadian TerraSphere lease have either been terminated or transferred in the sale of the business segment in 2012.The Gonzales Facility lease expires in January 2018. Rent expense incurred in connection with leases was approximately $339,000 and $283,000 for the years ended December 31, 2012 and 2011, respectively.

The following table sets forth the Company’s aggregate future payments under its operating lease commitments as of December 31, 2012:

Year ending December 31,
2013	$124,898
2014	128,645
2015	132,504
2016	136,479
2017	140,573
2018	11,743

$674,842

CONVERTED ORGANICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — COMMITMENTS AND CONTINGENCIES (Continued)

LEGAL PROCEEDINGS

On August 25, 2011, TerraSphere Inc., the Company’s wholly owned subsidiary, was named as a defendant in an action filed in the United States district court for the eastern district of Michigan against TerraSphere Systems, LLC and TerraSphere Inc. The plaintiff alleges, among other things, breach of fiduciary responsibilities regarding a joint venture agreement. The parties sought to resolve this matter but were unsuccessful. Responsive pleadings were filed and TerraSphere Inc. has been dismissed from the lawsuit. TerraSphere Systems, LLC remains a defendant, however, any obligation to defend or loss resulting from this lawsuit was assumed by RI Vertical, the purchaser of TerraSphere, Inc. on December 7, 2012.

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

The Company has three lawsuits associated with the collection of unsecured accounts payable due to the closing of its Woodbridge, NJ facility in 2010. The amounts of these accounts payable are listed as liabilities of discontinued operations on the consolidated balance sheets.

NOTE 18 — SUBSEQUENT EVENTS

           On February 5, 2013, The Company entered into a letter agreement with two institutional investors, which amended the Company’s existing Securities Purchase Agreement, dated as of January 3, 2012, by and between the Company and one of the institutional investors to provide for an additional closing pursuant to which the investors agreed to purchase an aggregate original principal amount of $374,000 of additional senior secured convertible notes  and additional warrants  to purchase an aggregate of 155,833,332 shares of the Company's common stock. These Warrants expire on January 31, 2018 and have an initial exercise price of $.0012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 NONE

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, the management of our Company concluded that our internal control over financial reporting was effective as of December 31, 2012.

Moody, Famiglietti & Andronico, LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

 PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 regarding directors, executive officers, promoters and control persons is incorporated by reference to the information appearing under the caption “Directors and Executive Officers” in the Company’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of its fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of its fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	778	$5,100	41,778
Equity compensation plans not approved by security holders	—	—	—

Total	778	$5,100	41,778	(1)

(1)
The Stock Option Plan (“Option Plan”) includes an “evergreen” provision pursuant to which on January 1st of each year, commencing in 2009, the number of shares authorized for issuance under the Option Plan is automatically increased to an amount equal to 20% of the shares of the common stock outstanding on the last day of the prior fiscal year. On January 1, 2013, the number of shares available for issuance pursuant to the Option Plan increased to 107,367,256 shares due to the foregoing provision.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to the information appearing under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of the fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the information appearing under the caption “Principal Accounting Fees and Services” in the Company’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the close of its fiscal year.

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
10.29
Letter agreement between Converted Organics Inc., Iroquois Master Fund, Ltd. and an institutional investor dated September 27, 2012 (incorporated by reference from Exhibit 9.1 of the Form 8-K filed October 1, 2012)

10.30
Purchase and Sale of Business Agreement between Converted Organics Inc. and RI Vertical Farm Partners, LLC dated December 7, 2012 (incorporated by reference from Exhibit 99.1 of the Form 8-K filed December 13, 2012)

10.31	Letter agreement between Converted Organics Inc. and two institutional investors dated February 5, 2013 (incorporated by reference from Exhibit 10.1 of the Form 8-K filed on February 8, 2013)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 on Form 10-K filed on March 31, 2010)
*21.1	List of Subsidiaries
*23.1	Consent of Moody, Famiglietti & Andronico, LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance document.**
*101.SCH	XBRL Taxonomy Extension Schema Document.**
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Filed as an Exhibit herein.
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

Converted Organics Inc.

By:	/S/ EDWARD J. G ILDEA
	Name:	Edward J. Gildea
	Title:	President, Chief Executive Officer, Principal
Executive Officer, Chairman of the Board

Date: March 15, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/S/ EDWARD J. GILDEA
	Name:	Edward J. Gildea
	Title:	President, Chief Executive Officer, Principal
Executive Officer, Chairman of the Board

Date: March 15, 2013

By:	/S/ DAVID R. ALLEN
	Name:	David R. Allen
	Title:	Chief Financial Officer,
Principal Financial Officer,
Principal Accounting Officer,
Executive Vice President of Administration

Date: March  15, 2013

By:	/S/ EDWARD A. STOLTENBERG
	Name:	Edward A. Stoltenberg
	Title:	Director

Date: March 15, 2013