Form 10-K/A
period 2012-12-31
Converted Organics Inc.
filed 2013-04-29
CIK 1366340

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

The number of shares outstanding of common stock of the Registrant as of April 29, 2013 was 536,836,281.

EXPLANATORY NOTE

      The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013 (the “2012 10-K”), to include information previously omitted from the 2012 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We will not file our definitive proxy statement before April 30, 2013 (i.e., within 120 days after the end of our 2012 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Annual Report has been deleted.

      For purposes of this Annual Report on Form 10-K/A , and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2012 10-K have been amended and restated in their entirety. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 15, 2013 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2012 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.

      In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Key Employees

     The Company’s executive officers and directors and certain information about them, including their ages as of April 29, 2013, are as follows:

Name	Age	Position
Edward J. Gildea	61	President, Chief Executive Officer, and Chairman of the Board
David R. Allen	58	Chief Financial Officer and Executive Vice-President of Administration
Edward A. Stoltenberg	73	Director

The following is a brief description of the principal occupation and recent business experience of each of our directors and executive officers:

Edward J. Gildea has been our Chairman, President and Chief Executive Officer since January 2006. From 2001 to 2005, he held several executive positions including Chief Operating Officer, Executive Vice President, Strategy and Business Development, and General Counsel of Quality Metric Incorporated, a private health status measurement business. During that period, Mr. Gildea was also engaged in the private practice of law representing business clients and held management positions in our predecessor companies. He holds an A.B. degree from the College of the Holy Cross and a J.D. degree from Suffolk University Law School. The Company believes that Mr. Gildea’s financial and business expertise, including a diversified background of counseling and managing both public and private companies, gives him the qualifications and skills to serve as a Director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, its officers and any persons holding more than 10% of the Company’s Common Stock (“10% holders”) are required to file with the Securities and Exchange Commission (“SEC”) initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock and other equity securities of the Company. Specific filing deadlines of these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during the fiscal year ended December 31, 2012. The Company is not aware of any late filers for the fiscal year ended December 31, 2012. In making these statements, the Company has relied solely on written representations of its directors, officers and 10% holders and copies of the reports that they filed with the SEC.

Code of Ethics

We have adopted a code of ethics that applies to our officers (including our principal executive, financial and accounting officers), directors, employees and consultants. The text of our code of ethics can be found on our Internet website at www.ConvertedOrganics.com.

Board Classifications, Committees and Meetings

Our Board of Directors comprises two members divided into three classes as nearly equal in number as possible. Currently, Mr. Edward Stoltenberg serves as a Class 1 director, whose term expires in 2013, while the other position is vacant; the positions are currently vacant for the two Class 2 directors, whose terms expire in 2014; and Mr. Edward Gildea serves as a Class 3 director, whose term expires in 2015.

In view of the fact that the Board has only two members, the functions of the Audit, Compensation, and Nominating and Governance Committees are carried out by the full Board. At such time as additional members are added to the Board, the Committees will be reinstated. Although the full Board performs the services of the audit committee, the Board had determined that Mr. Stoltenberg qualifies as an "audit committee financial expert," as defined by the rules of the Securities and Exchange Commission.

During the fiscal year ended December 31, 2012, the Board of Directors held nine meetings in person or telephonically and acted by written consent on five occasions. Each of our directors attended 100% of the total number of meetings of the board of directors.

Nomination of Director Candidates

The Company receives suggestions for potential director nominees from many sources, including members of the Board, advisors, and stockholders. Any such nominations, together with appropriate biographical information, should be submitted to the Chairman of the Board in the manner discussed below. Any candidates submitted by a stockholder or stockholder group are reviewed and considered in the same manner as all other candidates.

Nominating and selection procedures are described in the written charter of the Company’s Nominating and Governance Committee, a copy of which is available on the Company’s website at www.convertedorganics.com. Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. However, minimum qualifications include high level leadership experience in business activities, breadth of knowledge about issues affecting the Company, experience on other boards of directors, preferably public company boards, and time available for meetings and consultation on Company matters. The Board does not have a formal policy with regard to the consideration of diversity in identifying director candidates, but seeks a diverse group of candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and its stockholders.

The full Board selects and recommends candidates for nomination as directors for stockholders to consider and vote upon at the annual meeting.

A stockholder wishing to nominate a candidate for election to the Company’s Board of Directors at any annual meeting at which the Board of Directors has determined that one or more directors will be elected shall submit a written notice of his or her nomination of a candidate to the Chairman of the Board (c/o the Corporate Secretary), providing the candidates name, biographical data and other relevant information together with a consent from the nominee. The submission must be received at the Company’s principal executive offices a reasonable time before the Company begins to print and mail its proxy materials so as to permit the Board of Directors to evaluate the qualifications of the nominee.

The Company currently does not employ an executive search firm, or pay a fee to any other third party, to locate qualified candidates for director positions.

ITEM 11.                      EXECUTIVE COMPENSATION

Executive Compensation

      Summary Compensation Table - 2012

The following table sets forth certain information concerning total compensation received by our Chief Executive Officer and the other most highly compensated officer (“named executives”) for services rendered to Converted Organics in all capacities for the last two fiscal years.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Comp.	Nonqual. Deferred Comp. Earnings	All Other Comp.	Total ($)

Edward J. Gildea,	2012	229,005	---	---	---	---	---	---	$229,005
President and Chief Executive Officer	2011	198,900	—	144,498	117,740				$461,138

David Allen,	2012	187,676	---	---	---	---	---	---	$187,676
Chief Financial Officer	2011	156,081	—	41,887	34,130				$232,098

(1)
Represents the full grant date fair value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718. For the purposes of making the option calculation, the assumptions set forth in Note 12 of the Notes to Consolidated Financial Statements included in the Company’s Form 10-K/A for the year ended December 31, 2011 were utilized; provided that we excluded the assumed forfeiture rate for the purposes of the calculations in the table.

Director Compensation

     In fiscal 2012, our independent director received no options to purchase any shares of our common stock, and no shares of restricted common stock and an aggregate of $36,000 in fees for his service on the Board of Directors, which included meeting fees of a flat $3,000 per month. Directors who are also employees do not receive compensation for their services as directors.

Name	Fees Earned or Paid in Cash	Option Awards*	Stock Awards*	Total
Edward A. Stoltenberg	$36,000	$0	$0	$36,000

(*)	As of December 31, 2012, Mr. Stoltenberg held options to purchase 78 shares of common stock and held 37 shares of restricted common stock.

Outstanding Equity Awards at Fiscal Year End-2012

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($ per share)	Option Expiration Date
Name	Exercisable	Unexercisable
Edward J. Gildea	20	0	$18,750	June 15, 2016
	25	0	$25,100	June 27, 2018
	100	0	$3,400	January 4, 2020
	107	0	$1,150	April 6, 2021

David R. Allen	1	0	$18,750	June 15, 2016
	15	0	$25,100	June 27, 2018
	10	0	$5,500	June 25, 2019
	50	0	$3,400	January 4, 2020
	31	0	$1,150	April 6, 2021

Stock Option Plan

At the Annual Meeting of Shareholders on June 30, 2010, shareholders approved the Omnibus Stock Compensation Plan (“2010 Plan”), pursuant to which there were 692 shares authorized for issuance, subject to adjustment. Commencing January 1, 2012 and on the first day of each fiscal year thereafter, the number of shares authorized for issuance under the 2010 Plan is automatically recalculated to be equal to 20% of the shares of the Company’s common stock outstanding on the last day of the prior fiscal year, less any issuances made under both the 2006 Plan and the 2010 Plan. The 2010 Plan replaced the 2006 Plan and no additional shares will be issued under the 2006 Plan, however the Company reserved the right to issue pursuant to the 2006 Plan, new options to the extent that, and in the amount of, any currently outstanding options are forfeited under that plan.

Under the Plan, the Compensation Committee may grant awards in the form of incentive stock options, as defined in Section 422 of the Code, as well as options which do not so qualify, stock units, stock awards, stock appreciation rights and other stock-based awards.

Other awards may be granted that are based on or measured by common stock to employees, consultants and non-employee directors, on such terms and conditions as the Compensation Committee deems appropriate. Other stock-based awards may be granted subject to achievement of performance goals or other conditions and may be payable in common stock or cash, or in a combination of the two.

Employment Agreements

     Effective as of April 20, 2011, the Company entered into severance agreements with Mr. Gildea and Mr. Allen, under which, should a change in control of the Company occur, Messrs. Gildea and Allen shall be entitled to a continuation of payment of their base salary for a term of thirty-six months, payable in bi-weekly installments in accordance with the Company’s regular payroll practices. “Change of Control”, shall mean the consummation of any of the following events: (i) a sale, lease or disposition of all or substantially all of the assets of the Company, or (ii) a merger or consolidation (in a single transaction or a series of related transactions) of the Company with or into any other corporation or corporations or other entity, or any other corporate reorganization, where the stockholders of the Company immediately prior to such event do not retain (in substantially the same percentages) beneficial ownership, directly or indirectly, of more than fifty percent (50%) of the voting power of and interest in the successor entity or the entity that controls the successor entity; provided, however, that a “Change in Control” shall not include a sale, lease, transfer or other disposition of all or substantially all of the capital stock, assets, properties or business of the Company (by way of merger, consolidation, reorganization, recapitalization, sale of assets, stock purchase, contribution or other similar transaction) that involves the Company, on the one hand, and Converted Organics Inc. or any Converted Organics Subsidiary.

In the event a Change in Control occurs, and the employment of either Mr. Gildea or Mr. Allen is terminated (i) by the Company for a reason other than for Cause (as defined below) or (ii) by the Executive for Good Reason (as defined below), then the Executive shall be eligible for severance pay as described above.

Resignation for “good reason” means the occurrence of any of the following conditions without the Executive’s consent, which condition continues after notice by the Executive to the Company and a reasonable opportunity to cure such condition: (i) a decrease in the Executive’s base salary, (ii) relocation of the Executive’s work place to a location more than 50 miles from the Executive’s business location at the time of the Change of Control, or (iii) the Executive’s assignment to a position where the duties of the position are outside his area of professional competence.

“Cause” means a good faith finding by the Company of: (i) gross negligence or willful misconduct by the Executive in connection with the Executive’s employment duties, (ii) failure by the Executive to perform his duties or responsibilities required pursuant to the Executive’s employment after written notice and a 30-day opportunity to cure, (iii) misappropriation by the Executive for the Executive’s personal use of the assets or business opportunities of the Company, or its affiliates, (iv) embezzlement or other financial fraud committed by the Executive, (v) the Executive knowingly allowing any third party to commit any of the acts described in any of the preceding clauses (iii) or (iv), or (vi) the Executive’s indictment for, conviction of, or entry of a plea of no contest with respect to, any felony.

Mr. Gildea and Mr. Allen have no employment contracts other than the above described severance agreements, and as such are at-will employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information regarding the beneficial ownership of our common stock, as of April 29, 2013 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group. We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed. Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned. Shares of common stock to be received upon conversion of preferred stock, or subject to options or warrants currently exercisable or exercisable on or within 60 days of the date of this proxy statement, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person.

Officers and Directors

Name of Beneficial Owner(1)	No. of Shares Beneficially Owned		Percent of Class(2)
Edward J. Gildea	708	(3)	*
David R. Allen	144	(4)	*
Edward A. Stoltenberg	119	(5)(6)	*
All directors and officers as a group (three persons)	971		*
5% Shareholders(2)
None

*	Less than 1%

(1)	The address of all persons named in this table is: c/o Converted Organics Inc., 7A Commercial Wharf West, Boston, MA 02110.

(2)	Assumes 536,836,281 shares as of April 29, 2013.

(3)	Includes options to purchase 252 shares.

(4)	Includes options to purchase 107 shares.

(5)	Includes options to purchase 78 shares.

(6)	Includes 4 share beneficially owned and held in trust.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	778	$5,100	41,778
Equity compensation plans not approved by security holders	—	—	—

Total	778	$5,100	41,778	(1)

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

Transactions With Related Persons, Promoters, and Certain Control Persons

As payment for compensation accrued and not paid since April 1, 2006 and expenses incurred but not reimbursed since April 1, 2006, we intend to pay in the future, out of available cash, a total of $150,000 to the following current and former executive officers, directors and consultants, each of whom will receive $50,000: Edward J. Gildea, John A. Walsdorf and William A. Gildea.

The above transaction has been ratified by a majority of the members of our Board of Directors who are independent directors. Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from unaffiliated third parties, and all such transactions will be reviewed and subject to approval by our Audit Committee, which will have access, at our expense, to our or independent legal counsel.

Board Independence

     Director Independence

Our Board is not subject to any independence requirements. However, our Board has reviewed the independence of its directors under the requirements set forth by the NASDAQ Stock Market. During this review, the Board considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. The purpose of this review was to determine whether relationships or transactions existed that were inconsistent with a determination that the director is independent. As a result of this review, Mr. Stoltenberg was deemed to be independent of the Company under the standards set forth by NASDAQ.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountants

Moody, Famiglietti & Andronico, LLP (“MFA LLP”) served as the Company’s independent public accountant in fiscal 2012 and 2011 and has been engaged as the Company’s independent public accountant for fiscal 2013. The following table shows the fees paid or accrued by the Company for the audit and other services provided by MFA LLP for 2012 and 2011.

	FY 2012		FY 2011
Audit Fees	$141,400		$89,900
Tax Fees	$22,500		$29,000	(1)
All Other Fees	$34,500	(3)	$63,687	(2)
Totals	$198,400		$182,587

(1)	Tax fees paid to CCR LLP
(2)	Includes quarterly review fees paid to CCR LLP in 2011
(3)	Includes quarterly review fees paid to MFA LLP in 2012

Audit fees of MFA LLP for fiscal 2012 and 2011 consisted of the examination of the consolidated financial statements of the Company.

On January 25, 2012, the Board of Directors approved the engagement of Moody, Famiglietti & Andronico, LLP as the Company’s new independent registered public accounting firm. On January 12, 2012, our management was notified that its newly appointed independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”) had resigned. The Company had announced in a previous Form 8-K, on December 2, 2011, that the Audit Committee of the Company had approved the engagement of Grant Thornton as the Company’s new independent registered public accounting firm as a result of Grant Thornton’s acquisition of CCR LLP, our former independent registered public accounting firm, on December 1, 2011.

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

10.31	Letter agreement between Converted Organics Inc. and two institutional investors dated February 5, 2013 (incorporated by reference from Exhibit 10.1 of the Form 8-K filed on February 8, 2013)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 on Form 10-K filed on March 31, 2010)
21.1	List of Subsidiaries
23.1	Consent of Moody, Famiglietti & Andronico, LLP
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an Exhibit herein.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Converted Organics Inc.
By:	/s/ Edward J. Gildea
	Name:	Edward J. Gildea
	Title:	President, Chief Executive Officer, Chairman of the Board

Date: April 29, 2013

By:	/s/ David R. Allen
	Name:	David R. Allen
	Title:	Chief Financial Officer, Executive Vice President of Administration

Date: April 29, 2013