Form 10-Q
period 2013-03-31
Converted Organics Inc.
filed 2013-05-09
CIK 1366340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 9, 2013, there were 536,836,281 shares of our common stock outstanding.

INDEX

Page.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3
Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3
Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ (Deficit) for the three months ended March 31, 2013 (unaudited)	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	6
Notes to Interim Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	22
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ITEM 1. FINANCIAL STATEMENTS

CONVERTED ORGANICS INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$58,383	$175,876
Accounts receivable, net	237,358	34,307
Inventories	148,308	183,217
Prepaid expenses and other assets	53,580	49,705
Total current assets	497,629	443,105

Deposits and other non-current assets	23,136	23,136
Property and equipment, net	1,082,740	1,049,571
Intangible assets, net	1,059,594	1,131,596
Total assets	$2,663,099	$2,647,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,017,657	$887,862
Accrued expenses	537,047	486,620
Convertible notes payable, net of unamortized discount	683,655	600,200
Derivative liabilities, current portion	762,250	478,146
Deferred revenue	70,048	—
Liabilities of discontinued operations	418,395	514,064
Total current liabilities	3,489,052	2,966,892

Derivative liabilities, net of current portion	1,709,106	628,842
Total liabilities	5,198,158	3,595,734

STOCKHOLDERS’ DEFICIT
Preferred stock, $.0001 par value, 10,000,000 shares authorized; 13,281 ($1,000 stated value) shares issued and outstanding	13,281,000	13,281,000
Common stock, $.0001 par value, 1,000,000,000 shares authorized; 536,836,281 shares issued and outstanding at March 31, 2013 and December 31, 2012	53,683	53,683
Additional paid-in capital	101,622,642	101,622,642
Accumulated deficit	(117,492,384)	(115,905,651)
Total stockholders’ deficit	(2,535,059)	(948,326)
Total liabilities and stockholders’ deficit	$2,663,099	$2,647,408

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Revenues	$400,402	$386,666

Cost of goods sold	367,927	355,576

Gross profit	32,475	31,090

Operating expenses
Selling, general and administrative expenses	556,321	823,122
Amortization of intangibles assets	72,002	72,002
	628,323	895,124

Loss from continuing operations	(595,848)	(864,034)

Other (expenses) income
(Loss) gain on change in fair value of derivative liability	(796,547)	5,494,180
Interest expense	(312,947)	(1,186,372)
Other Income	22,987	—
Loss on debt modification	—	(201,542)
	(1,086,507)	4,106,266

(Loss) income from continuing operations before
provision for income taxes	(1,682,355)	3,242,232

Provision for income taxes	—	—

Net (loss) income from continuing operations	(1,682,355)	3,242,232
Income (loss) from discontinued operations	95,622	(273,995)

Net (loss) income	(1,586,733)	2,968,237

Net loss attributable to non-controlling interest	—	(43,676)

Net loss attributable to Converted Organics Inc.
before other comprehensive (loss) income	(1,586,733)	2,924,561

Other comprehensive loss:
Foreign currency translation adjustment	—	(31,939)

Comprehensive (loss) income	(1,586,733)	2,892,622

Comprehensive loss attributable to non-controlling interest	—	(6,149)

Comprehensive (loss) income attributable to Converted Organics Inc.	$(1,586,733)	$2,886,473

Net earnings (loss) per share, basic and diluted
Continuing operations	$0.00	$0.84
Discontinued operations	0.00	(0.07)
	$0.00	$0.77

Weighted average common shares outstanding	536,836,281	3,862,652

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

	Preferred Stock Series A		Common Stock				Total
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance, December 31, 2012	13,281	$13,281,000	536,836,281	$53,683	$101,622,642	$(115,905,651)	$(948,326)
Net loss	—	—	—	—	—	(1,586,733)	(1,586,733)
Balance, March 31, 2013	13,281	$13,281,000	536,836,281	$53,683	$101,622,642	$(117,492,384)	$(2,535,059)

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,586,733)	$2,968,237
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization expense of intangible assets and other assets	72,002	165,140
Depreciation and amortization of property and equipment	33,391	46,536
Amortization of discounts on notes payable	83,455	733,976
Interest expense in relation to issuance of convertible debt	193,821	451,871
Gain on change in fair value of obligations to issue shares	—	(9,127)
Loss on debt modification	—	201,542
Loss on abandonment of asset	—	123,101
Loss (gain) on change in fair value of derivative liability	796,547	(5,494,180)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(203,051)	(219,537)
Inventories	34,909	23,654
Prepaid expenses and other current assets	(3,875)	(84,517)
Deposits and other non-current assets	—	25,548
Increase in:
Accounts payable	34,126	227,316
Accrued expenses	50,427	55,793
Deferred revenue	70,048	40,000
Net cash used in operating activities	(424,933)	(744,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(66,560)	—
Purchase of other assets	—	(495,000)
Patent costs	—	(6,109)
Net cash used in investing activities	(66,560)	(501,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term notes	374,000	1,157,000
Deferred financing costs for short-term notes	—	(57,000)
Net cash provided by financing activities	374,000	1,100,000

Net effect of exchange rate changes on cash	—	(32,425)

NET DECREASE IN CASH	(117,493)	(178,181)

Cash, beginning of period	175,876	254,783
Cash, end of period	$58,383	$76,602

Supplemental cash flow information:
Cash paid during the period for:
Interest	$44,016	$4,133

Non-cash financing activities:
Fair value of derivatives issued in conjunction with debt and equity financing	$567,821	$1,713,528
Discount on convertible note issued in connection with financings	374,000	1,261,656

The accompanying notes are an integral part of these consolidated financial statements.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In management’s opinion, the interim consolidated financial statements and accompanying condensed notes reflect all adjustments, consisting of normal and recurring adjustments that are necessary for a fair presentation of these financial statements.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for other interim periods or for the entire year. This Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in Converted Organics Inc.’s Form 10-K as of and for the year ended December 31, 2012.

NATURE OF OPERATIONS

Converted Organics Inc. and its subsidiaries (collectively the “Company”) utilize innovative clean technologies to establish environmentally friendly businesses. The Company is dedicated to creating a cleaner, greener future, and operates using sustainable business practices that support this vision. During the first three quarters of 2012, the Company had three business segments: Organic Fertilizer, Industrial Wastewater Treatment and Vertical Farming. However, on September 17, 2012, the Company terminated its Industrial Wastewater Supply and License Agreement, and on December 7, 2012, the Company sold its Vertical Farming segment. Therefore, as of December 31, 2012, the Company no longer operated these two business segments and only operated its organic fertilizer processing facility that converts food waste and other raw materials into all-natural fertilizers, biostimulants, and soil amendment products. The Company has reported the results of operations from the Industrial Wastewater Treatment (“IWR”) and Vertical Farming segments as discontinued operations within the consolidated financial statements (See Note 9).

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

Converted Organics of Woodbridge, LLC is a New Jersey limited liability company and wholly-owned subsidiary of the Company, which, during 2010, the Company discontinued operations at the Woodbridge, NJ facility (the “Woodbridge, NJ facility”). The Company has reported the results of operations of Converted Organics of Woodbridge, LLC as discontinued operations within the consolidated financial statements. The Woodbridge, NJ facility has not had any operating activity since it was discontinued in 2010. Income recognized from this operation is the result of favorable settlements with certain of its creditors.

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

As reflected in the interim consolidated financial statements, the Company incurred a net loss of approximately $1.2 million for the three months ended March 31, 2013 and had an accumulated deficit of approximately $117.0 million and a working capital deficiency of approximately $3.0 million.

Presently, the Company’s liquidity is limited to its cash on hand at March 31, 2013 of approximately $58,000. As of March 31, 2013 the Company’s warrant issuances are in the money, however, its stock price has been less than $.01 per share and, therefore, the Company does not expect to raise any significant funds due to the exercise of warrants.

During April and May 2013 the Company sold an additional $97,700 of convertible notes, the proceeds of which will be used to complete its public company filings and operate until May 15, 2013, while the Company continues to seek a merger partner. There is no guarantee that the Company will complete such a merger by that date.

If the Company does not receive additional funds in excess of the amount of cash on hand, whether as a result of the exercise of the warrants issued or the issuance of further convertible notes, or otherwise, the Company will not be able to continue its operations once the cash on hand is utilized, which the Company estimates to be May 15, 2013. Even in the event that the Company does receive additional funds, there is no guarantee that such funds will be sufficient to continue operations until the Company achieves its plan. At this time, The Company does not have any commitments for additional financing, and there is no assurance that capital in any form will be available to it on terms and conditions that are acceptable or at all.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 include the balances of Converted Organics Inc. and its wholly-owned subsidiaries, Converted Organics of California, LLC (“California”), Converted Organics of Woodbridge, LLC (“Woodbridge”) and Converted Organics of Mississippi, LLC (“Mississippi”). The accompanying unaudited interim consolidated financial statements for the three months ended March 31, 2012 include the balances of Converted Organics Inc. and its wholly-owned subsidiaries, Converted Organics of California, LLC (“California”), Converted Organics of Woodbridge, LLC (“Woodbridge”), Converted Organics of Mississippi, LLC (“Mississippi”) and its majority-owned subsidiaries Converted Organics of Rhode Island, LLC, TerraSphere Inc. (“TerraSphere”) and GoLocalProduceRI, LLC (“Go Local”). The minority-owned interest in its subsidiaries is included in the Company’s consolidated financial statements as non-controlling interest. All intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of these interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the unaudited interim consolidated financial statements. Actual results could differ from those estimates.

DEFERRED FINANCING COSTS

In connection with its various private financings, the Company incurs professional fees which are capitalized and are being amortized over the term of the related loans. Amortization of deferred financing costs, which is recognized in operating expenses, is associated with private financings totaled $83,455 and $733,976 for the three months ended March 31, 2013 and 2012, respectively.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company has determined there are no new accounting standards affecting the Company this period.

NOTE 4 — INVENTORIES

The Company’s inventories consisted of the following:

	Unaudited March 31, 2013	December 31, 2012
Finished goods	$125,739	$148,636
Raw materials	22,569	34,581
Total inventories	$148,308	$183,217

NOTE 5 — DEBT

CONVERTIBLE NOTES PAYABLE

On January 3, 2012 the Company entered into a Purchase Agreement, whereby the Company agreed to sell to an investor twelve (12) senior secured convertible notes (each note the “Note,” and collectively the “Notes”). The initial Note has an original principal amount of $247,500, and was issued for a purchase price of $225,000. The remaining eleven (11) Notes each have an original principal amount of up to $237,600. The aggregate principal amount of the Notes that it may issue pursuant to the Purchase Agreement is $2,861,100, for an aggregate purchase price of $2,601,000, if certain conditions are met. Each Note matures eight (8) months after issuance. The closing of the purchase of the initial Note occurred on January 6, 2012, with subsequent closings taking place each month from February through August 2012, subject to certain closing conditions. The Notes are being issued with an original issue discount and are not interest bearing, unless the Company is in default on the Notes, in which case the Notes carry an interest rate of 18% per annum. As of March 31, 2013 the total principal outstanding on these notes was $213,200. During the three months ended March 31, 2013, the Company did not issue any shares of its common stock in order to reduce the principal amount of this debt.

On March 12, 2012, the Company entered into an agreement with two investors, pursuant to which it agreed to effect an additional closing under the January 3, 2012 convertible note in which it will issue the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000, and warrants to purchase an aggregate of 5,238 shares of common stock at an exercise price of $52.50 per share. The notes are convertible into shares of its common stock at a conversion price equal to the lowest of (1) $0.105 per share (the “Fixed Conversion Price”), (2) the price which is 85% of the three lowest closing sale prices of the its common stock during the twenty trading day period preceding the applicable conversion date, and (3) the price which is 85% of the closing sale price of its common stock on the trading day preceding the applicable conversion date; provided that if it makes certain dilutive issuances (with limited exceptions), the Fixed Conversion Price of the Notes will be lowered to the per share price for the dilutive issuances. The closing of the purchase of the Notes and Warrants occurred on March 13, 2012. As of March 31, 2013, the outstanding principal on this additional closing note was $387,000. During the three months ended March 31, 2013 the Company did not issue any shares of its common stock in order to reduce the principal amount of this debt.

On February 1, 2013, the Company entered into a letter agreement to amend the January 3, 2012 Purchase agreement, whereby the Company sold an additional $374,000 of senior secured convertible notes under the same conditions as the original note. As of March 31, 2013 the outstanding principal balance on this note was $374,000 and for the three months ended March 31, 2013 the Company did not issue any shares of its common stock in order to to reduce the principal amount of this debt. As of March 31, 2013 the unamortized debt discount related to this note was $290,545.

The Company has adopted Accounting Standards Codification Topic 470-50, Modifications and Extinguishments (ASC 470), which defines a debt modification. ASC 470 establishes that a modification exists if the terms of the embedded conversion option from which the change in the fair value of the embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) is at least 10 percent of the carrying amount of the original debt instrument immediately before the modification or exchange. On March 12, 2012, the effective date of the January 2012 additional Note amendments, the Company measured the fair value of the embedded conversion option and determined that the change in fair value immediately before and after the amendments were greater than 10 percent resulting in debt modifications. In accordance with ASC 470, the Company has recognized a loss on debt modifications of $201,542 on the accompanying interim consolidated statements of operations and comprehensive income for the three months ended March 31, 2012.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS

On January 3, 2012, in conjunction with the January Notes per Note 5, the Company also agreed to issue to the investor up to twelve warrants to acquire shares of common stock (January Warrants), each such issuance to occur along with each purchase of a January Note. Each warrant provides that the holder is initially entitled to purchase the number of shares of common stock equal to 50% of the number of shares of common stock issuable upon conversion in full of the applicable January Note (based on initial fixed conversion price equal to the three lowest closing sale prices of its common stock during the twenty trading day period preceding the issuance of the particular January Note, with respect to each January Note, such term is referred to as the “Fixed Conversion Price”) at an initial exercise price equal to the Fixed Conversion Price of the applicable January Note that is issued along with such warrant. As of March 31, 2013, 205,000,000 shares of common stock underlie these warrants with an exercise price of $.00088 and an expiration date of April 2017.

On March 12, 2012, the Company entered into an agreement (the “March Agreement”) with two investors, pursuant to which it agreed to effect an additional closing of notes identical to the January Notes in which it issued the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000 (the “New Notes”), and warrants to purchase an aggregate of 2,619,048 shares of common stock at an exercise price of $0.105 per share (the “New Warrants”). The New Notes and New Warrants have identical terms to the January Notes and January Warrants described above. As of March 31, 2013, 221,250,000 shares of the Company’s common stock underlie these warrants with an exercise price of $.00088 and an expiration date of March 2017.

On February 1, 2013, the Company amended the January 3, 2012 Notes whereby an additional convertible note was sold. In conjunction with this note the Company issued warrants to purchase an aggregate of 155,833,332 shares of common stock at an exercise price of $.0012. These warrants have identical terms to the January Notes and January Warrants described above. As of March 31, 2013, 155,833,332 shares of the Company’s common stock underlie these warrants with an exercise price of $.0012 and an expiration date of February 2018.

The following tables detail activity for the three months ended March 31, 2013 for derivative instruments in existence as of December 31, 2012 as well as new derivative instruments entered into during the three months ended March 31, 2013. For further details regarding derivative instruments in existence as of December 31, 2012, refer to the audited financial statements included on the Company’s Form 10-K filed on March 15, 2013.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — DERIVATIVE INSTRUMENTS (Continued)

As of March 31, 2013, the Company has recognized the following warrants as derivative instruments:

Issue Date	Class/ Series	Price	Outstanding at December 31, 2012	Issued/ Amended	Exercised or Canceled	Outstanding and Exercisable at March 31, 2013	Fair Value at March 31, 2013	Fair Value at December 31, 2012
01/03/2012	Notes	$.00088	205,000,000	—	—	205,000,000	$607,980	$302,482
03/12/2012	New Notes	$.00088	221,250,000	—	—	221,250,000	$656,000	$326,360
02/01/2013	Notes	$.0012	—	155,833,332	—	155,833,332	$445,126	$—
			426,250,000	155,833,332	—	582,133,332	$1,709,106	$628,842

The Company also recognized certain conversion features issued in conjunction with debt as derivative instruments:

Issue Date	Price	Outstanding at December 31, 2012	Issued	Exercised or Canceled	Outstanding and Exercisable at March 31, 2013	Fair Value at March 31, 2013	Fair Value at December 31, 2012
01/03/2012	$.0024	177,666,667	—	(88,833,334)	88,833,333	$160,077	$172,560
03/12/ 2012	$.0024	322,500,000	—	(161,250,000)	161,250,000	$272,055	$305,003
02/01/2013	$.0024	—	155,833,332	—	155,833,332	$330,118	$—
		500,166,667	155,833,332	(250,083,334)	405,916,665	$762,250	$477,563

The warrants and conversion features above were revalued at March 31, 2013 using a binomial lattice pricing model using certain assumptions related to the probability of exercise and the following unobservable inputs:

Risk free interest rate	0.07% - 0.77%
Dividend yield	—
Volatility	217% - 258%
Expected term	3 months to 5 years

The derivative liabilities reflected on the consolidated balance sheets at March 31, 2013 and December 31, 2012, totaled $2,471,356 and $1,106,988, respectively, and the derivative (loss) gain for the three months ended March 31, 2013 and 2012 were ($796,547) and $5,494,180, respectively.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — FINANCIAL MEASUREMENTS

FAIR VALUE MEASUREMENTS

The Company’s liabilities that are reported at fair value in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012 were as follows:

		Balance
	Level of Hierarchy	March 31, 2013	December 31, 2012
Derivative warrants and anti-dilution provision liabilities	Level 3	$2,471,356	$1,106,988

The following table reflects the change in Level 3 fair value of the Company’s derivative liabilities for the three months ended March 31, 2013:

Balance, beginning of year	$(1,106,988)
Issuances	(568,821)
Net loss	(796,547)

Balance, end of period	$(2,471,356)

The Company has described the pricing model and assumptions utilized in calculating the derivative liabilities in Note 6.

Valuation policies and procedures are managed by the Company’s finance group, which regularly monitors fair value measurements. Fair value measurements, including those categorized within Level 3, are prepared and reviewed on their issuance date and then on an annual basis and any third-party valuations are reviewed for reasonableness and compliance with ASC 820, Fair Value Measurement.

The Company has other non-derivative financial instruments, such as cash, accounts receivable, accounts payable, accrued expenses and long-term debt, for which carrying amounts approximate fair value.

NOTE 8 — STOCKHOLDERS’ DEFICIT

STOCK OPTIONS

During the three months ended March 31 2013, the Company did not issue any stock options, none were exercised and none were forfeited. Therefore, as of March 31, 2013, the Company had 778 stock options outstanding with a weighted average price per share of $5,100 and an average remaining life of 7.75 years.

WARRANTS

On October 20, 2009, the Company issued 3,450 Class H warrants in conjunction with its secondary public offering. Each Class H warrant may be exchanged for one share of common stock at an exercise price of $6,500, and have an expiration date of October 14, 2014. Each warrant may be exchanged for one share of common stock.

On July 19, 2010, in connection with the issuance of 325 shares to Atlas, the Company issued Class J warrants to purchase 325 shares of its common stock at an exercise price of $2,700 per share. These warrants were cancelled during the first quarter of 2013.

CONVERTED ORGANICS INC.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

WARRANTS (Continued)

On August 30, 2010, in connection with the issuance of 231 shares to Atlas, the Company issued Class K warrants to purchase 231 shares of its common stock at an exercise price of $2,700 per share. These warrants were cancelled during the first quarter of 2013.

In addition to the warrants classified as derivatives, the Company has also recognized certain warrants as equity instruments.

The following table sets forth the outstanding warrants classified as equity instruments as of March 31, 2013:

Warrants	Price	Outstanding at December 31, 2012*	Issued	Exercised	Canceled	Outstanding at March 31, 2013	Exercisable at March 31, 2013
Class H	6,500	3,450	—	—		3,450	3,450
Class J	2,700	325	—	—	(325)	—	—
Class K	2,700	231	—	—	(231)	—	—

		4,006			(556)	3,450	3,450

NOTE 9 — DISCONTINUED OPERATIONS

On December 7, 2012, the Company entered into a Purchase and Sale of Business Agreement with RI Vertical Farm Partners, LLC (“RI Vertical”), whereby the Company transferred its ownership of its wholly-owned subsidiary, TerraSphere Inc. and the subsidiaries of TerraSphere Inc. to RI Vertical for consideration of $5.00. Under the Agreement, RI Vertical received all of the assets of TerraSphere Inc. and its subsidiaries and assumed all of the liabilities of TerraSphere Inc. and its subsidiaries. As a result of the TerraSphere Inc. sale, the Company has presented its Vertical Farming segment as discontinued operations in the accompanying consolidated financial statements.

On September 17, 2012, the Company entered into an agreement with Heartland Technology Partners (“HTP”) whereby the Company and HTP agreed to resolve a dispute relating to the Supply and License Agreement that both parties entered into on March 23, 2010. The Supply and License Agreement governed certain Industrial Wastewater technology owned by HTP that was licensed to the Company. In exchange for $650,000 and the settlement of all disputes, the Company agreed to terminate the Supply and License Agreement dated March 23, 2010 and no longer operates its Industrial Wastewater segment.

In 2010, the Company discontinued operations at its facility in Woodbridge, NJ. The Company is actively working with vendors to satisfy its liabilities outstanding at December 31, 2012. Income recognized from this discontinued operation is the result of favorable settlements with certain of its creditors.

The following table summarizes the components of the loss from the discontinued operations:

	For the Three Months Ended March 31,
	2013	2012
Revenue from discontinued operations	$—	$14,323

Income (Loss) from discontinued operations	$95,622	$(273,995)

The liabilities of the discontinued operations, in the consolidated balance sheets, consists of accounts payable totaling $418,395 and $514,064 at March 31, 2013 and December 31, 2012, respectively.

CONVERTED ORGANICS INC.

NOTES TO UNAUIDTED INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — DEFERRED REVENUE

On February 22, 2013, The Company entered into a memorandum of understanding with a potential licensee of The Company’s HTLC Technology, whereby, if certain conditions are met, the Company would grant an exclusive license for use of its HTLC technology for a certain geographical area outside of the United States. The Company received an initial, non-refundable payment of $70,000 upon signing of the memorandum of understanding. Until certain conditions are met this payment has been classified as deferred revenue on the Company’s consolidated balance sheet as of March 31, 2013.

NOTE 11 — LEGAL PROCEEDINGS

The Company has three lawsuits associated with the collection of unsecured accounts payable due to the closing of its Woodbridge, NJ facility in 2010. The amounts of these accounts payable are listed as liabilities of discontinued operations on the consolidated balance sheets.

NOTE 12 — SUBSEQUENT EVENTS

On April 1, 2013, The Company entered into a letter agreement with two institutional investors, which amended the Company’s existing Securities Purchase Agreement, dated as of January 3, 2012, by and between the Company and one of the institutional investors to provide for an additional closing pursuant to which the investors agreed to purchase an aggregate original principal amount of $14,300 of additional senior secured convertible notes and additional warrants to purchase an aggregate of 2,383,334 shares of the Company’s common stock. These Warrants expire on April 4, 2018 and have an initial exercise price of $.003.

On May 1, 2013, The Company entered into a letter agreement with two institutional investors, which amended the Company’s existing Securities Purchase Agreement, dated as of January 3, 2012, by and between the Company and one of the institutional investors to provide for an additional closing pursuant to which the investors agreed to purchase an aggregate original principal amount of $83,400 of additional senior secured convertible notes and additional warrants to purchase an aggregate of 23,166,666 shares of the Company’s common stock. These Warrants expire on May 1, 2018 and have an initial exercise price of $.0018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited interim consolidated financial statements and related notes to the unaudited interim consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of uncertainties and risks including the Risk Factors identified in our Annual Report on Form 10-K for the year ended December 31, 2012. Actual results could differ materially from these forward-looking statements. Converted Organics Inc. is sometimes referred to herein as “we,” “us,” “our” and the “Company.”

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

As of the filing date of this report, we have entered into a financing agreement at the corporate level, which will allow us to operate until May 15, 2013. Presently, we have no commitments for further funds to operate past that date and, as discussed below, we continue to actively seek a merger partner for our business. Since the end of 2012, our plan has been and continues to be to operate our Organic Fertilizer business and seek a merger partner that can benefit from our status as a public company. We believe that this plan offers an opportunity to provide value to our shareholders.

Based on our historically low stock price, the conversion of the convertible notes issued under the limited financing agreement has resulted in massive issuances of our common stock. In addition, with the price of our common stock at current levels, we do not have sufficient shares to permit the full conversion of the convertible notes issued by us which means we would be required to either repay the note in cash, which we do not have, or implement an additional reverse stock split. In June 2012, both the authority to have another reverse split in any ratio of 1:100; 1:200; 1:300; 1:400; or 1:500, and an increase of our authorized shares of common stock from 500 million to one billion, were approved by our shareholders. The increase of our shares of common stock authorized to one billion shares was effective in June 2012 and we have until June 2013 to implement the approved stock split.

Introduction

Our operating structure is composed of our parent company, Converted Organics Inc. (“COIN”) and the subsidiaries listed below. The current subsidiaries of COIN are as follows:

•	Converted Organics of California, LLC, a wholly-owned subsidiary of COIN, which includes the operation of our Gonzales, CA facility.

•	Converted Organics of Woodbridge, LLC, a wholly-owned subsidiary of COIN, which includes the discontinued operation of our Woodbridge, NJ facility. There have been no sales activities related to this subsidiary since 2011.

•	Converted Organics of Mississippi, LLC, an inactive wholly-owned subsidiary of COIN, originally established for the purpose of adding a poultry litter-based fertilizer product to the Company’s existing product lines. There have been no activities related to this subsidiary since 2011.

Organic Fertilizer Business

We operate a processing facility in Gonzales, CA that uses food and agricultural waste as raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sale to our agribusiness market. During 2013, we have not recorded any sales from our production facility in Woodbridge, NJ, as operations at that facility were discontinued and we will not have sales from that facility in the future. Our plan to produce future revenue from the fertilizer business is based upon our continued operation of our Gonzales, CA facility and possibly the licensing the use of our technology to others.

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

The Gonzales, CA facility generated revenues of approximately $400,000 and a gross profit of approximately $32,000, or 8% (based on no allocation of corporate overhead) and generated positive cash flow for the three months ended March 31, 2013. The gross margin of 8% is approximately the same as achieved in the same period in 2012 and is due to seasonally low sales in the first quarter of the year with fixed production costs (this is further discussed in the results of operations section below). We anticipate margins to increase in future quarters as sales increase during the growing season.

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

Combined payments of both the $5,500 per ton technology fee and the profits paid from the fish waste-processing product, if any, are capped at $7.0 million, with no minimum payment required. It is our intention to expense the payments, if any, that are paid on either the profits from the fish waste-processing product or the $5,500 per-ton technology fee. We do not expect to have any related payments in 2013.

On February 22, 2013, we entered into a memorandum of understanding with a potential licensee of our HTLC Technology, whereby, if certain conditions are met, we would grant an exclusive license for use of our HTLC technology for a certain geographical area outside of the United States. We received an initial, non-refundable payment of $70,000 upon signing of the memorandum of understanding. Until certain conditions are met this payment has been classified as deferred revenue on our consolidated balance sheet as of March 31, 2013.

Converted Organics of Mississippi, LLC

On January 26, 2010, we formed Converted Organics of Mississippi, LLC, a Mississippi limited liability company and a wholly owned subsidiary of the Company. We established this entity for the purpose of adding a poultry litter-based fertilizer to our existing product lines, and we outsourced the production of this product. We have not had any sales from this product in 2012 or the first three months of 2013 and we do not expect sales from this product in the future.

Converted Organics of Woodbridge, LLC

During the third quarter of 2010, we discontinued the operations of our Woodbridge, NJ facility, which is discussed further in this section under the caption “Results of Discontinued Operations.”

2012 and 2013 Financing Activities

On January 3, 2012, we entered into an agreement with an institutional investor whereby we agreed to sell to the investor twelve senior secured convertible notes (the “January Notes”). The initial January Note was issued on January 3, 2012 in an original principal amount of $247,500, for a purchase price of $225,000. The remaining eleven January Notes will each have an original principal amount of up to $237,600, and will each be issued for a purchase price of $216,000. Each January Note matures eight months after issuance. The total face value of the twelve notes under this agreement will be $2,861,100, assuming each note is sold to the investor for the full amount, of which there is no assurance. The January Notes are convertible into shares of our common stock at a conversion price equal to 80% of lowest bid price of our common stock on the date of conversion. As of March 31, 2013, the total principal outstanding on these notes was $213,200 and no further notes are available for us to sell under this agreement.

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

With respect to the initial January Notes issued from January 3, 2012 through August 14, 2012, using the Fixed Conversion Price, which means (after taking into account the reverse split we completed in March 2012) the minimum number of shares of common stock underlying the initial January Note is 13,011,429 shares. As of March 31, 2013, the number of shares of common stock underlying the warrants issued in connection with the initial January Notes is 205,000,000 shares and the exercise price of the warrants were $0.00088. We cannot predict the Fixed Conversion Price for the January Notes and corresponding warrants at this time. In addition, we cannot predict if the exercise price of the outstanding warrants will be lowered and the number of shares underlying the warrants will be increased due to anti-dilution protections in such warrants. As such, the total number of shares underlying all twelve January Notes and warrants is unknown.

On March 12, 2012, we entered into an agreement (the “March Agreement”) with two investors, pursuant to which we agreed to effect an additional closing of notes identical to the January Notes in which we issued the buyers new notes having an aggregate original principal amount of $550,000 for a purchase price of $500,000 (the “New Notes”), and warrants to purchase an aggregate of 2,619,048 shares of common stock at an exercise price of $0.105 per share (the “New Warrants”). As of March 31, 2013, the outstanding principal balance on these notes was $387,000.The New Notes and New Warrants have identical terms to the January Notes and Series A Warrants described above. Each of the New Warrants issued was subject to the April Warrant Amendments, provided that in addition to such amendments, the New Warrants were amended to state that a portion of the New Warrants would be callable by us upon if the daily volume of our common stock was two million shares or greater for five consecutive trading days. As of March 31, 2013, the number of shares of common stock underlying the warrants issued in connection with the March Agreement were 221,250,000 shares and the exercise price of the warrant was $0.00088. We cannot predict the Fixed Conversion Price for this note and corresponding warrants at this time. As such, the total number of shares underlying the March Agreement is unknown.

On September 27, 2012, we entered into a letter agreement with two institutional investor (collectively, the “Investors”)

pursuant to which the Company agreed to exchange 452,640 shares of common stock of Vringo, Inc. and warrants to purchase an additional 186,408 shares of common stock at $1.76 per share for the forgiveness and extinguishment of $881,760 of convertible debt and the repurchase by the Company of warrants to purchase 1,191,823,000 shares of common stock of the Company at $0.00088 per share. In addition, the Investors agreed not to seek payment or to convert into shares of common stock the $600,200 of debt remaining outstanding until January 1, 2013 or until the price of our common stock is $0.05 per share. The principal balances that remain on the January Notes and March Agreement described above and shares underlying the outstanding warrants are after giving effect to the September 27, 2012 transaction detailed in this paragraph.

On February 5, 2013, we entered into a letter agreement with two institutional investors, which amended the Company’s existing Securities Purchase Agreement, dated as of January 3, 2012, by and between the Company and one of these institutional investors to provide for an additional closing pursuant to which the investors agreed to purchase an aggregate original principal amount of $374,000 of additional senior secured convertible notes and additional warrants to purchase an aggregate of 155,833,332 shares of our common stock. The warrants have an initial exercise price of $.0012 and expire on January 31, 2018.

Trends and Uncertainties Affecting our Operations

We will be subject to a number of factors that may affect our operations and financial performance. These factors include, but are not limited to, the available supply and price of organic food waste, the market for liquid and solid organic fertilizer, increasing energy costs, the unpredictable cost of compliance with environmental and other government regulation, and the time and cost of obtaining USDA, state or other product labeling designations. Demand for organic fertilizer and the resulting prices customers are willing to pay also may not be as high as our market studies suggest. In addition, supply of organic fertilizer products from the use of other technologies or other competitors may adversely affect our selling prices and consequently our overall profitability. In addition, our plan for 2013 includes the sale of additional convertible notes and finding a merger candidate. There is no guarantee that we will be successful in any or all of these efforts.

Liquidity and Capital Resources

At March 31, 2013, we had total current assets of approximately $498,000, consisting primarily of cash, accounts receivable and fertilizer inventory, and had current liabilities of approximately $3,500,000, consisting primarily of term and convertible notes payable, accounts payable, liabilities from discontinued operations and derivative liabilities, leaving us with negative working capital of approximately $3,000,000. Non-current assets totaled approximately $2,200,000 and consisted primarily of property and equipment and intangible assets. We have an accumulated deficit at March 31, 2013 of approximately $117,500,000. We had a stockholders’ deficit at March 31, 2013 of approximately $2,500,000. For the three months of 2013, we generated revenues from continuing operations of approximately $400,000 as compared to revenue from continuing operations of approximately $387,000 for the same period in 2012. A full discussion of the variance in revenue is included in the results of operations section below.

Presently, our liquidity is limited to our cash on hand at March 31, 2013 of approximately $58,000. As of March 31, 2013 the Company’s warrant issuances are in the money, however, its stock price has been less than $.01 per share and, therefore, the Company does not expect to raise any significant funds due to the exercise of warrants.

During April and May 2013 the Company sold an additional $97,700 of convertible notes, the proceeds of which will be used to complete its public company filings and operate until May 15, 2013, while the Company continues to seek a merger partner. There is no guarantee that the Company will complete such a merger by that date.

If the Company does not receive additional funds in excess of the amount of cash on hand, whether as a result of the exercise of the warrants issued or the issuance of further convertible notes, or otherwise, the Company will not be able to continue its operations once the cash on hand is utilized, which the Company estimates to be May 15, 2013. Even in the event that the Company does receive additional funds, there is no guarantee that such funds will be sufficient to continue operations until the Company achieves its plan. At this time, The Company does not have any commitments for additional financing, and there is no assurance that capital in any form will be available to it on terms and conditions that are acceptable or at all.

Discontinued Operations in the Statement of Cash Flows

Cash flows from discontinued operations are presented with cash flows from continuing operations in the statement of cash flows. Cash flows provided by (used in) by operations related to discontinued operations were ($48) and $39,322 for the three months ended March 31, 2013 and 2012, respectively. These cash flows from operations primarily related to the loss on investment in discontinued operations, asset impairment, intangible asset amortization and an increase in accounts payable offset by uses of cash from operations related to the net loss from discontinued operations. Cash flows from discontinued operations are not expected to have a significant impact on future liquidity and capital resources.

Results of Continuing Operations for the three months ended March 31, 2013

Revenue

Our revenue from continuing operations for the three month period ended March 31, 2013 was approximately $400,000 compared to approximately $387,000 for the same period ended March 31, 2012. All of this revenue is derived from sales of fertilizer product at our Gonzales facility, with no significant variation noted between the two periods.

Cost of Goods Sold

Cost of goods sold related to fertilizer at the Gonzales facility was approximately $368,000 for the three months ended March 31, 2013, leaving an operating margin of $32,000 or 8%, compared to cost of goods of $356,000 for the same period in 2012 and an operating margin of $31,000 or 8%. There was no significant variation noted between the two periods.

General and Administrative Expenses

General and administrative expenses for the three month period ended March 31, 2013 were approximately $556,000 compared to approximately $823,000 for the same period in 2012. The decrease of approximately $267,000 is primarily comprised of a decrease in salaries and operating expenses, as operations have been curtailed significantly in order to conserve cash.

Interest Expense

Interest expense for the three months ended March 31, 2013 was approximately $313,000 compared to approximately $1,200,000 for the same period in 2012. This decrease of approximately $900,000 is directly associated with the amortization of debt discounts related to our convertible notes and is a non-cash item.

Derivative gain

For the three months ended March 31, 2013, we had a loss on the fair value of derivative liability of approximately $797,000 compared to a gain on the fair value of derivative liability of approximately $5,500,000 for the same period in 2012. This is a non-cash gain or loss and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations. In addition, certain derivative instruments were issued and settled during the quarter, which impacted the derivative gain (loss).

Loss on Debt Modification

For the three months ended March 31, 2013, we had no debt modification compared to a loss related to debt modification of approximately $202,000 for the same period in 2012. This is a non-cash loss and is related to the valuation of certain derivative features included in certain of our warrants and convertible debt obligations, which is calculated upon any modification to existing debt agreements.

As of March 31, 2013, we had current assets of approximately $498,000 compared to approximately $443,000 as of March 31, 2012. Our total assets were approximately $2,663,000 as of March 31, 2013 compared to approximately $2,647,000 as of March 31, 2012. A majority of the change in assets between the two periods is due to a decrease in cash offset by an increase in accounts receivable.

As of March 31, 2013, we had current liabilities of approximately $3,489,000 compared to approximately $2,967,000 at March 31, 2012. This increase of approximately $522,000 is due largely to an increase in convertible notes payable and derivative liabilities. In addition, long-term liabilities as of March 31, 2013 consist of approximately $1,309,000 of derivative liabilities as compared to $629,000 of derivative liabilities at March 31, 2012.

Liquidity and Capital Resources

For the three months ended March 31, 2013, we had negative cash flows from operating activities of approximately $425,000, comprised of a loss from operations of approximately $1,600,000 adjusted for certain non-cash items such as depreciation and amortization, non-cash interest expense associated with the issuance of convertible debt, amortization of deferred financing fees, non-cash derivative gain and an increase in accounts payable and accrued expenses. We also had negative cash flows from investing activities of approximately $66,000, primarily related to purchase of equipment at our Gonzales facility. The negative cash flows from both operating and investing activities were offset by approximately $374,000 in positive cash flows from financing activities comprised of proceeds from our various convertible debt transactions. The result of the above activities decreased our cash position by approximately $117,000 for the three months ended March 31, 2013.

For the three months ended March 31, 2012, we had negative cash flows from operating activities of approximately $745,000, comprised of income from operations of approximately $3,000,000 adjusted for certain non-cash items such as depreciation and amortization, non-cash interest expense associated with the issuance of convertible debt, amortization of deferred financing fees, non-cash derivative gain and an increase in accounts payable and accrued expenses. We also had negative cash flows from investing activities of approximately $501,000, primarily related to purchase of investments. The negative cash flows from both operating and investing activities were offset by approximately $1,100,000 in positive cash flows from financing activities comprised of proceeds from our various convertible debt transactions. The result of the above activities decreased our cash position by approximately $178,000 for the three months ended March 31, 2012.

Results of Discontinued Operations

On December 7, 2012, the Company entered into a Purchase and Sale of Business Agreement with RI Vertical Farm Partners, LLC (“RI Vertical”), whereby the Company transferred its ownership of its wholly-owned subsidiary, TerraSphere Inc. and the subsidiaries of TerraSphere Inc. to RI Vertical for consideration of $5.00. Under the Agreement, RI Vertical received all of the assets of TerraSphere Inc. and its subsidiaries and assumed all of the liabilities of TerraSphere Inc. and its subsidiaries. As a result of the TerraSphere Inc. sale, the Company has presented its Vertical Farming segment as discontinued operations in the accompanying consolidated financial statements.

On September 17, 2012, the Company entered into an agreement with Heartland Technology Partners (“HTP”) whereby the Company and HTP agreed to resolve a dispute relating to the Supply and License Agreement that both parties entered into on March 23, 2010. The Supply and License Agreement governed certain Industrial Wastewater technology owned by HTP that was licensed to the Company. In exchange for $650,000 and the settlement of all disputes, the Company agreed to terminate the Supply and License Agreement dated March 23, 2010 and no longer operates its Industrial Wastewater segment.

In 2010, the Company discontinued operations at its facility in Woodbridge, NJ. The Company is actively working with vendors to satisfy its liabilities outstanding at March 31, 2013. Income recognized from this discontinued operation is the result of favorable settlements with certain of its creditors.

The following table summarizes the components of the loss from the discontinued operations:

	For the Three Months Ended March 31,
	2013	2012
Revenue from discontinued operations	$—	$14,323

Income (Loss) from discontinued operations	$95,622	$(273,995)

The liabilities of the discontinued operations, in the consolidated balance sheets, consists of accounts payable totaling $418,395 and $514,064 at March 31, 2013 and December 31, 2012, respectively.

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

Revenue Recognition

Share-based Compensation

Long-Lived Assets

Derivative Instruments

Discontinued Operations

Fair Value Measurements

Income Taxes

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission,, for a description of all critical accounting policies.

The critical accounting policies included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 have not materially changed.

Off-Balance Sheet Transactions

We do not engage in material off-balance sheet transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, these disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed by us, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company has three lawsuits associated with the collection of unsecured accounts payable due to the closing of its Woodbridge, NJ facility in 2010. The amounts of these accounts payable are listed as liabilities of discontinued operations on the consolidated balance sheets

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously disclosed on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. Other Information

None.

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

Converted Organics Inc.

Date: May 9, 2013	/s/ Edward J. Gildea
Edward J. Gildea
President and Chief Executive Officer, Principal Executive Officer

Date: May 9, 2013	/s/ David R. Allen
David R. Allen
Chief Financial Officer and Executive Vice President of Administration and Principal Accounting Officer

