Form 10-Q
period 2013-06-30
FINJAN HOLDINGS, INC.
filed 2013-08-15
CIK 1366340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-33304

FINJAN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4075963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

261 Madison Avenue

New York, New York,

(646) 755-3320

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9, 2013, 268,420,426 common stock of the registrant, nominal value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FINJAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,523	$91,545
Accounts receivable, net	314	—
Inventory	144	—
Prepaid expenses and other current assets	174	3

Total current assets	29,155	91,548
Property and equipment, net	921	—
Intangible assets, net	1,433	—
Goodwill	312	—
Investments	—	12,784
Other long-term assets	23	—

TOTAL ASSETS	$31,844	$104,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$952	$2,579
Accrued expenses	209	68
Accrued income taxes	7	25,325
Due to Finjan Software, Inc.	—	33,943

Total liabilities	1,168	61,915

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value – 10,000,000 shares authorized as of June 30, 2013 and December 31, 2012; no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value – 1,000,000,000 shares authorized as of June 30, 2013 and December 31, 2012; 268,420,426 and 247,087,147 shares issued and outstanding as of June 30, 2013 and December 31, 2012	27	25
Additional paid-in capital	20,797	17,798
Retained earnings	9,852	24,594

Total stockholders’ equity	30,676	42,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,844	$104,332

The accompanying notes are an integral part of these condensed consolidated financial statements

FINJAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$1,198	3,116	1,198	3,116
Cost of revenues	187	2,929	553	2,929

Gross profit	1,011	187	645	187

Operating expenses:
Selling, general and administrative	1,719	101	1,934	271
Transaction costs	525	—	790	—

Total operating expense	2,244	101	2,724	271

Income (loss) from operations	(1,233)	86	(2,079)	(84)

Other income, net:
Interest income	31	56	111	117
Other income	17	—	17	—

Total other income, net	48	56	128	117

Net income (loss) before provision for income taxes	(1,185)	142	(1,951)	33
Income tax expense	7	—	7	—

Net income (loss)	$(1,192)	$142	$(1,958)	$33

Net income (loss) per common share:
Basic	$(0.01)	$0.00	$(0.01)	$0.00

Diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted-average shares used in computing net income (loss) per common share:
Basic	253,120,607	247,087,147	250,120,544	247,087,147

Diluted	253,120,607	247,087,147	250,120,544	247,087,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINJAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,958)	$33
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37	—
Stock-based compensation expense	465	—
Shares received in exchange for modification of license agreement	—	(3,116)
Changes in operating assets and liabilities:
Accounts receivable	(112)	—
Inventory	(16)	—
Prepaid expenses and other current assets	(108)	—
Other assets	(23)	—
Accounts payable	(1,891)	(838)
Accrued expenses	(521)	—
Accrued income taxes	(25,318)	—

Net cash used in operating activities	(29,445)	(3,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of shares from investee	—	(1,601)
Cash acquired through merger with Converted Organics	63	—
Proceeds of notes receivable acquired through merger with Converted Organics	517	—
Purchases of property and equipment	(10)	—

Net cash provided by (used in) investing activities	570	(1,601)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from Finjan Software, Inc.	(33,943)	(1,251)
Repurchase of common stock	(204)	—

Net cash used in financing activities	(34,147)	(1,251)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(63,022)	(6,773)
CASH AND CASH EQUIVALENTS – Beginning of period	91,545	27,810

CASH AND CASH EQUIVALENTS – End of period	$28,523	$21,037

CASH PAID DURING THE PERIOD FOR:

Income taxes	$25,325	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Dividend of investments to previous parent (See Note 3)	$12,784	$—

Fair value of assets acquired during the merger (See Note 2)	$3,356	$—

Fair value of liabilities assumed during the merger (See Note 2)	$(927)	$—

Fair value of shares issued as acquisition consideration (See Note 2)	$2,741	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	The Company and Summary of Significant Accounting Policies

Finjan Holdings, Inc. (the “Company”, or “Finjan Holdings”), a Delaware corporation (formerly Converted Organics, Inc.), has two reportable business segments: a web and network security technology segment focused on licensing and enforcing its technology patent portfolio, operated by its wholly-owned subsidiary Finjan, Inc. (“Finjan”), and an organic fertilizer segment operated by another wholly-owned subsidiary, Converted Organics of California, LLC (“Converted Organics”).

On June 3, 2013, Converted Organics, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Finjan. Effective June 3, 2013 and pursuant to the Merger Agreement, a wholly owned subsidiary merged with and into Finjan and Finjan became a wholly-owned subsidiary of Converted Organics, Inc. (the “Merger”). Concurrent to the Merger on June 3, 2013, Converted Organics, Inc.’s name was changed to Finjan Holdings, Inc.

Converted Organics, Inc., through its subsidiary Converted Organics, operated an organic fertilizer business until the Merger on June 3, 2013, when it changed its name to Finjan Holdings, Inc. Finjan Holdings has continued operating the fertilizer business as a segment as described above.

At the effective time of the Merger, each share of common stock of Finjan that was outstanding immediately prior to the Merger was converted into the right to receive 247,087.147 shares of Finjan Holdings common stock. In addition, each option to purchase shares of Finjan common stock that was outstanding immediately prior to the Merger was converted into an option to purchase the number of shares of Finjan Holdings common stock determined by multiplying the number of shares of Finjan common stock subject to the Finjan option by 247,087.147 on the same terms and conditions as were applicable to such Finjan option. The exercise price per share of each Finjan Holdings option was determined by dividing the exercise price of each Finjan option by 247,087.147.

Effective on June 3, 2013, prior to the consummation of the Merger, the Company effected a 1-for-500 reverse stock split of its issued and outstanding shares of common stock. The accompanying condensed consolidated financial statements include the retroactive effect of the 1- for- 500 reverse stock split.

On June 3, 2013, as a condition to the closing of the Merger, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with each of Hudson Bay Master Fund Ltd. (“Hudson Bay”) and Iroquois Master Fund Ltd. (“Iroquois”). Pursuant to the Exchange Agreement, immediately following the effectiveness of the Merger, Hudson Bay and Iroquois exchanged an aggregate of $1,192,500 principal amount of Converted Organics convertible notes, 13,281 shares of its 1% Series A Convertible Preferred Stock and warrants to purchase an aggregate of 633,327,000 shares of its common stock for an aggregate of 21,473,628 shares of Finjan Holdings common stock, or 8.0% of outstanding common stock immediately following the Merger on a fully-diluted basis.

Upon completion of the Merger, the former stockholders of Finjan held approximately 91.5% of the outstanding shares of capital stock of Finjan Holdings on a fully-diluted basis, after giving effect to the Merger, the Exchange Agreement and assuming the exercise or conversion of all outstanding class C, D and H warrants and options (but excluding shares underlying options to purchase Finjan common stock which were converted into options to purchase Company common stock pursuant to the Merger Agreement). Accordingly, the Merger represents a change in control of the Company. Upon completion of the Merger, the stockholders and former debt holders of the Company prior to the Merger owned approximately 8.5% of the outstanding shares of capital stock of Finjan Holdings on a fully-diluted basis, without giving effect to the Finjan stock options that were converted into Company options upon the closing of the Merger.

Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because Finjan’s former stockholders received the greater portion of the voting rights in the combined entity and Finjan’s senior management represents all of the senior management of the combined entity, the Merger was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with Finjan treated as the acquiring company in the Merger for accounting purposes. Accordingly, the assets and liabilities and the historical operations that are reflected in Finjan Holdings condensed consolidated financial statements are those of Finjan and are recorded at the historical cost basis of Finjan. The results of operations of the acquired Converted Organics business have been included in the condensed consolidated statement of operations since the date of Merger. For additional information regarding the Merger, see Note 2.

The Company intends to carry on Finjan’s business as its principal line of business, although the Company continues to operate its organic fertilizer business through Converted Organics. Finjan was incorporated in the State of Delaware as a wholly-owned subsidiary of Finjan Ltd. and commenced operations in 1997. Finjan previously sold web security solutions, including real-time and behavior-based malware prevention.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In October 2003, Finjan Ltd. transferred all of its shares in Finjan to Finjan Software, Inc. (“FSI”). As a result of this transfer, Finjan became a wholly-owned subsidiary of FSI. On December 8, 2010, Finjan, Inc. changed its name to FI Delaware, Inc. On October 22, 2012, FI Delaware, Inc. changed its name back to Finjan, Inc.

In February 2013, Finjan distributed its interests in securities issued by two unaffiliated entities which it previously held to FSI (see Note 3), and made a payment of cash in an amount sufficient to repay and satisfy in full an intercompany loan from FSI to Finjan. Following that distribution, the board of directors and stockholders of FSI approved the dissolution of, and plan of liquidation for, FSI that resulted in, among other things, the distribution of all outstanding Finjan common stock to certain of FSI’s stockholders, whereby Finjan ceased to be a subsidiary of FSI.

Unless otherwise indicated or the context otherwise requires, references to “Finjan Holdings,” “the registrant,” or “the Company” refer to Finjan Holdings, Inc., and its consolidated subsidiaries. The disclosures in this report relating to the pre-merger business of Finjan Holdings, Inc., unless noted as being the business of Converted Organics prior to the Merger, pertain to the business of Finjan prior to the Merger.

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or “SEC”, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. GAAP, can be condensed or omitted. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the annual financial statements and accompanying notes of Finjan, Inc. for the years ended December 31, 2012 and 2011, which were included in the Form 8-K filed by the Company on June 3, 2013. The results of operations of the acquired Converted Organics business and the estimated fair market values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements of the Company since the date of Merger.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the year ending December 31, 2013, for any other interim period or for any future period.

Reclassifications

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2013 presentation. These reclassifications have no impact on the previously reported net income (loss).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to stock-based compensation expense, impairment of intangible assets, the determination of the economic useful life of property and equipment and intangible assets, income taxes and valuation allowances against net deferred tax assets, and the application of the acquisition method of accounting for business combinations. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Finjan Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company does not currently require any collateral for accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Bad debt expense for the three and six months ended June 30, 2013 and 2012 was not material. The allowance for doubtful accounts as of June 30, 2013 was not material.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements.

Intangible Assets

Intangible assets acquired individually, with a group of other assets, or in a business combination, are recorded at fair value. The Company’s identifiable intangible assets are comprised of customer relationships acquired as part of the Merger. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, which approximates the customer attrition rate, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives of six years.

Goodwill

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and intangible assets as of the date of acquisition. The company performs an annual review of goodwill for indicators of impairment. When it is determined that goodwill may be impaired the Company performs an impairment assessment of the acquired reporting unit and impairment tests using a fair value approach.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated over the estimated useful lives of the related assets which range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful economic lives of the related assets. Repairs and maintenance expenditures are expensed as incurred. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Impairment of Long-Lived Assets and Other Acquired Intangible Assets

Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is estimated based on the best information available and by making necessary estimates, judgments and projections. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Revenue Recognition

Revenue is recognized when persuasive evidence of a sales arrangement exists, delivery of the product or service has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Revenue from the Company’s web and network security technology business results from grants of licenses to its patents and settlements reached from legal enforcement of the Company’s patent rights. Revenue is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

collectability is reasonably assured. Revenue from settlements reached on legal enforcement of the Company’s patent rights and the release of the licensee from certain legal claims, is recognized on receipt of the settlement amounts. The Company does not assume future performance obligations in its license arrangements.

The Company’s organic fertilizer operation generates revenues from two sources, namely, product sales and tip fees. Product sales revenue comes from the sale of fertilizer products and is recognized upon delivery. Tip fee revenue is derived from waste haulers who pay the Company “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors and hospitality venues such as hotels, restaurants, convention centers and airports. Tip fee revenue is recognized straight-line over the period the fees are earned.

Legal costs

Legal costs incurred in connection with intellectual property and patent enforcement litigation are recognized as cost of sales. Other legal expenses incurred in the normal course of the company’s business are expensed when incurred as selling, general and administrative expenses.

Stock-Based Compensation

The Company accounts for compensation cost for all employee stock-based awards at their fair values on the date of grant, and non-employee stock-based awards at their fair values as measured on their vesting dates. The fair value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method for share options and restricted stock. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards.

Business Acquisition

The Company’s condensed consolidated financial statements include the operations of an acquired business after the completion of the acquisition. Acquired businesses are accounted for using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. Also, transaction costs are expensed as incurred. The excess of the purchase price over the assigned values of the net assets acquired, if any, is recorded as goodwill.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is based upon the weighted-average number of common share outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common share outstanding and potentially dilutive common share outstanding. Basic and diluted net income (loss) per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$(1,192)	$142	$(1,958)	$33

Denominator:
Weighted-average common shares, basic	253,120,607	247,087,147	250,120,544	247,087,147

Weighted-average common shares, diluted	253,120,607	247,087,147	250,120,544	247,087,147
Net income per common share:
Basic	$(0.01)	$0.00	$(0.01)	$0.00

Diluted	$(0.01)	$0.00	$(0.01)	$0.00

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options and are excluded from the computation of diluted net loss per share if their inclusion would be anti-dilutive and consist of the following:

	June 30, 2013	June 30, 2012

Options	19,025,710	—
Warrants	9	—

Total	19,025,719	—

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse and for operating losses and tax credit carry-forwards.

The Company is required to evaluate whether its deferred tax assets are realizable on an ongoing basis and to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carryback losses against prior taxable income and lesser weight to its projected financial results. The Company also considered the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.

The standard is not effective until on or after December 15, 2013 and early adoption is not mandatory. The Company is assessing the effect the adoption of the standard will have on the consolidated financial position, results of operations or cash flows for subsequent reporting periods.

Subsequent Events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. See Note 13.

2.	Merger with Converted Organics, Inc.

As described in Note 1, the Company completed the Merger on June 3, 2013. At the effective time of the Merger (and after giving effect to the 1-for-500 reverse stock split effect on June 3, 2013, prior to the effective time of the Merger), shares of Finjan stock were converted into a total of 245,604,622 shares of Finjan Holdings common stock. The stockholders of the Company prior to the effective time of the Merger continued to hold 1,073,763 shares of Company common stock (after giving effect to the 1-for-500 reverse stock split) and certain Company indebtedness which was exchanged for an aggregate of 21,473,828 shares of Company common stock in connection with the Merger. In addition, an aggregate of 268,420 shares of Company common stock were issued to members of the former chief executive officer and former chief financial officer of Converted Organics, Inc. in connection with the termination of their severance agreements.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three and six month periods ended June 30, 2013, the Company incurred $525,000 and $790,000, respectively, in transaction costs related to the Merger, which primarily consisted of legal and accounting expenses. These expenses were recorded in acquisition related expense in the accompanying condensed consolidated statements of operations.

Assets acquired and liabilities assumed in the Merger had the following estimated fair values (in thousands):

Cash and cash equivalents	$63
Accounts receivable	202
Inventory	128
Note Receivable	517
Other current assets	65
Property and equipment	928
Intangible asset – customer relationships	1,453
Goodwill	312
Accounts payable and accrued liabilities	(927)

Fair value of shares issued as acquisition consideration	$2,741

The fair values in the table above are an estimate based on preliminary purchase price allocation, and changes may occur as additional information becomes available.

The intangible asset related to customer relationships reflects the estimated net present value of the future cash flows associated with the stable and recurring customer base acquired in the Merger. The fair value was determined using an income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for each product line. Indications of value are developed by discounting these benefits to their present worth at a discount rate that reflects the current return requirements of the market. Acquired customer relationships are finite-lived intangible assets and are being amortized over their estimated life of six years using the straight-line method, which approximates the customer attrition rate, reflecting the pattern of economic benefits associated with these assets.

Remaining amortization expense is expected to be $121,000 in 2013, $242,000 each year from 2014-2018, and $101,000 in 2019. During the three and six months period ended June 30, 2013, the Company incurred $20,000 of intangible amortization expense. Accumulated amortization as of June 30, 2013 is $20,000.

The excess of purchase price over the fair value amounts assigned to the identifiable assets acquired and liabilities assumed represents goodwill from the acquisition. The Company believes the factors that contributed to goodwill include the acquisition of a talented workforce and administrative synergies. The Company does not expect any portion of this goodwill to be deductible for tax purposes.

Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations for the three months and six months ended June 30, 2013 and 2012 as if the merger with Converted Organics, Inc. had been completed on January 1, 2012. The pro forma financial information includes adjustments to reflect one time charges and amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of 2011. These adjustments include:

•

An increase in amortization and depreciation expense of $75,000 and $149,000 for the three and six months period ended June 30, 2013, respectively, and $75,000 and $149,000, respectively, for the three and six months ended June 30, 2012 related to the fair value of acquired identifiable intangible assets and property and equipment.

•	The exclusion of transaction-related expenses of $525,000 and $790,000 for the three and six months ended June 30, 2013, respectively.

•

The inclusion of stock-based compensation $15,000 and $29,000 for the three and six months ended June 30, 2012, primarily related to restricted stock issued to one of the directors upon closing of the Merger for services to the Company as a member of the Board of Directors of the Company.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may be implemented after the Merger:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Revenue	$1,664	$3,743	$2,065	$4,144

Net income (loss)	$(943)	$(1,479)	$(3,035)	$1,461

Net income (loss) per common share, basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Net income (loss) per common share, diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

3.	Investments

As of December 31, 2012, Finjan held $12.8 million of investments in the common stock of certain entities. These investments were accounted for under the cost method since the Finjan did not have the ability to exercise significant influence over these entities. In February 2013, Finjan issued a dividend to its then-parent FSI consisting of its entire ownership interest in these investments. As of June 30, 2013, the Company no longer held any of these investments.

4.	Balance Sheet Components

The components of inventory were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Raw materials	$21	$—
Finished goods	123	—

Inventory	$144	$—

The components of property and equipment were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Leasehold improvements	$538	$—
Machinery and equipment	398	—
Office equipment and furniture	2	—

	938	—
Less accumulated depreciation	(17)	—

	$921	$—

Depreciation expense for the three and six months ended June 30, 2013 was $17,000.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	Commitments and Contingencies

Leases

The Company leases a production facility in California. This lease expires in 2018. The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitment as of June 30, 2013 (in thousands):

Year ending December 31,
2013 (remainder)	$97
2014	140
2015	133
2016	136
2017	141
2018	12

$659

Rent expense for the three and six months ended June 30, 2013 was $26,960 and $32,792 respectively. The Company did not have rent expense for the three and six months ended June 30, 2012.

6.	Stockholders’ Equity

Authorized Capitalization

Following the Merger, the Company’s capital structure is comprised of preferred stock and common stock. The number of preferred and common shares of the Company in the prior comparative period has been retroactively adjusted to reflect the conversion ratio applied in the Merger.

The Company’s authorized capitalization consists of (i) 1,000,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of Preferred Stock, $0.0001 par value per share. As of June 30, 2013, 268,420,426 shares of the common stock were outstanding and 241,938, restricted stock awards (“RSAs”) and 26,842,036 shares of the common stock are reserved for issuance pursuant to the Company’s Omnibus Stock Compensation Plan, which the Company’s stockholders approved in 2010, and the Finjan Holdings, Inc. 2013 Global Share Option Plan (the “2013 Global Share Option Plan”) which the board of directors approved on June 3, 2013, respectively. No shares of preferred stock are outstanding as of June 30, 2013 and December 31, 2012.

Common Stock

Holders of the Company’s common stock are entitled to one vote on each matter submitted to a vote at a meeting of stockholders. The Company’s common stock does not have cumulative voting rights, which means that the holders of a majority of voting shares voting for the election of directors can elect all of the members of the board of directors. The Company’s common stock has no preemptive rights and no redemption or conversion privileges. The holders of the outstanding shares of the Company’s common stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the board of directors may, from time to time, determine, and upon liquidation and dissolution are entitled to receive all assets available for distribution to the stockholders. A majority vote of shares represented at a meeting at which a quorum is present is sufficient for all actions that require the vote of stockholders.

The total purchase price consideration of $2.7 million related to the Merger was recorded by increasing total par value of the Company’s common stock by $2,000 and increasing additional paid-in capital by $2.7 million.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2013, Finjan repurchased from FSI six shares of its common stock for $204,000. These repurchased shares were immediately retired.

Preferred Stock

The Company’s certificate of incorporation authorizes the Board of Directors to establish one or more classes or series of preferred stock. Unless required by law or by any stock exchange on which our common stock is listed in the future, the authorized shares of preferred stock will be available for issuance at the discretion of our board of directors without further action by our stockholders. The board of directors is able to determine, with respect to any class or series of preferred stock, the terms and rights of that series.

The issuance of preferred stock could adversely affect, among other things, the voting power of holders of common stock and the likelihood that stockholders will receive dividend payments and payments upon the liquidation, dissolution or winding up of the Company. The issuance of preferred stock could also have the effect of delaying, deferring or preventing a change in control of the Company.

On October 18, 2010, the Company designated 17,500 shares of preferred stock as 1% Series A Convertible Preferred Stock, or “Series A Preferred,” by filing with the Delaware Secretary of State, a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, or the “Certificate of Designation,” with respect to the Series A Preferred. On June 3, 2013, all of the outstanding shares of the Company’s Series A Preferred Stock were exchanged for shares of the Company’s common stock pursuant to the Exchange Agreement and, as a result, no shares of our Series A Preferred Stock are outstanding. In accordance with the Certificate of Designations, all shares of Series A Preferred have resumed the status of authorized but unissued shares of preferred stock, and will no longer be designated as Series A Preferred.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock Warrants

The Company has certain Class C, D and H warrants to purchase approximately 9 shares of common stock outstanding as of June 30, 2013. The warrants have an average exercise price of $2.7 million per share. The Class C and D warrants will expire in May 2014 and Class H warrants will expire in October 2014 if not exercised earlier. These warrants are classified as liabilities incurred due to fluctuating exercise price, in the accompanying balance sheet as of June 30, 2013. The fair value of these warrants was de minimis both at the date of the Merger and at June 30, 2013. The warrants contain anti-dilution provisions that may result in the reduction of their exercise prices in the future.

Class C Warrants and Class D Warrants

In connection with the Company’s financing completed in May 2009, the Company issued Class C warrants to purchase an aggregate of 885,000 shares of common stock and Class D warrants to purchase an aggregate of 415,000 shares of common stock. The Class C warrants and Class D warrants both expire in May 2014. The initial exercise prices of the Class C warrants and Class D warrants were $1.00 per share and $1.50 per share, respectively. The warrants are subject to anti-dilution rights, which provide that the exercise price of the warrants shall be reduced if we make new issuances of our securities, with certain exceptions, below the warrants exercise prices to the price of such lower priced issuances. The Class C warrants and Class D warrants are non-redeemable. The warrant holders are entitled to a “cashless exercise” option if, at any time of exercise, there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the warrants. This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be issued would be determined by a formula based on the total number of shares with respect to which the warrant is being exercised, the volume weighted average price per share of our common stock on the trading date immediately prior to the date of exercise and the applicable exercise price of the warrants.

If, at any time while the warrants are outstanding, the Company (1) effect any reverse merger or consolidation, (2) effect any sale of all or substantially all of our assets, (3) are subject to or complete a tender offer or exchange offer, (4) effect any reclassification of the Company’s common stock or any compulsory share exchange pursuant to which the Company’s common stock is converted into or exchanged for other securities, cash or property, or (5) engage in one or more transactions with another party that results in that party acquiring more than 50% of the Company’s outstanding shares of common stock, each, a “Fundamental Transaction,” then the holder shall have the right thereafter to receive, upon exercise of the warrant, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of shares then issuable upon exercise of the warrant, and any additional consideration payable as part of the Fundamental Transaction. Any successor to the Company or surviving entity shall assume the obligations under the warrant.

Class H Warrants

In connection with the Company’s public offering completed in October 2009, the Company issued Class H warrants to purchase an aggregate of 17,250,000 shares of common stock at an exercise price of $1.30 per share, subject to adjustment. The Class H warrants will expire on October 14, 2014 at 5:00 p.m., New York City time. The Class H warrants are not redeemable. The exercise price and number of shares of common stock issuable on exercise of the Class H warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, Reverse Merger or consolidation. However, the Class H warrants will not be adjusted for issuances of common stock, preferred stock or other securities at a price below their respective exercise prices.

No Class H warrants will be exercisable unless at the time of exercise a prospectus relating to common stock issuable upon exercise of the Class H warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the Class H warrants. The Company has agreed to use reasonable efforts to maintain a current prospectus relating to common stock issuable upon exercise of the Class H warrants until the expiration of the Class H warrants. The Class H warrants may be deprived of any value and the market for the Class H warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the Class H warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the Class H warrants reside.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

No fractional shares will be issued upon exercise of the Class H warrants. Whenever any fraction of a share of common stock would otherwise be required to be issued or distributed upon exercise of the Class H warrants, the actual issuance or distribution made shall reflect a rounding of such fraction to the nearest whole share (up or down), with fractions of half of a share or less being rounded down and fractions in excess of half of a share being rounded up.

7.	Stock-Based Compensation

On May 7, 2013, Finjan adopted a stock-based compensation plan, the 2013 Finjan, Inc. Global Share Option Plan. The option plan provides for the award of stock options, RSAs and other equity interests in the Company to directors, officers, employees, consultants and advisors. The terms of each award and the exercise price are determined by the Board of Directors. Stock options granted generally have a contractual term of ten years and vest over a four-year period, with 25 percent of the stock options vesting on or prior to the one-year anniversary of the grant date and the remaining 75 percent vesting thereafter in equal quarterly installments over the remaining three years. Options issued under one of the grants vested approximately 59% on the grant date in May 2013, with the remainder vesting quarterly over seven quarters. On June 3, 2013, immediately following the closing of the Reverse Merger, the Company’s board of directors approved the 2013 Global Share Option Plan. The 2013 Global Share Option Plan was approved by the holders of a majority of our common stock approved by written consent in lieu of a special meeting as of July 5, 2013. As of June 30, 2013, the remaining number of shares available for issuance under the 2013 Global Share Option Plan is 26,842,036.

All options granted by Finjan under the Finjan, Inc. 2013 Global Share Option Plan prior to the Merger were assumed by Finjan Holdings upon closing of the Merger with substantially the same terms and conditions, except that the number of options and exercise price of the options which were adjusted at the same exchange ratio as was applied in the Merger to convert Finjan shares into Finjan Holdings shares. The Company recognized incremental compensation expense from this modification of Finjan options of $48,000 in the three and six months ended June 30, 2013.

Stock-based compensation expense of $465,000 was recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2013. This stock-based compensation expense was for options and RSAs granted to certain employees, consultants, and members of the Board of Directors during the quarter ended June 30, 2013.

The following is a summary of stock option activity for the six months ended June 30, 2013:

	Number of Options Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregated Intrinsic Value (thousands)
Balance – December 31, 2012	—	$—
Options granted	19,025,710	$0.14
Options exercised	—	$—
Options forfeited	—	$—
Options expired	—	$—

Balance – June 30, 2013	19,025,710	$0.14	9.85	$—

Vested and expected to vest as of June 30, 2013	19,025,710	$0.14	9.85	$—

Exercisable as of June 30, 2013	5,127,058	$0.14	9.85	$—

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the six-months ended June 30, 2013, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

	Employee Grants	Non-Employee Grants
Weighted-average grant date fair value	$0.12	$0.12
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	50.6%	50.6%
Expected term (in years)	6.0	10.0
Risk-free rate	1.0%	1.8%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s common stock was not publicly traded at the time of the grant, an average of the historic volatility of comparative companies was used. The dividend yield is zero percent as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future. An increase or decrease in the risk-free rate or volatility could increase or decrease the fair value of our equity instruments.

As of June 30, 2013, total compensation cost not yet recognized related to unvested stock options was $848,000, which is expected to be recognized over a weighted-average period of 2.7 years.

The following is a summary of non-vested restricted stock award activity for the six months ended June 30, 2013:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance – December 31, 2012	—	$—
Shares granted	241,938	$0.12
Shares vested	—	$—
Shares forfeited	—	$—

Balance – June 30, 2013	241,938	$0.12

For the three month period ended June 30, 2013, the Company recognized $4,339 in RSA costs. As of June 30, 2013, total compensation cost not yet recognized related to unvested RSAs was $25,000, which is expected to be recognized over a weighted-average period of 0.4 years.

The Company estimates the fair values of RSAs on the date of grant as the fair value of the granted shares using Black-Scholes method and assumptions as described above.

8.	Related Party Transactions

In the course of business, the Company obtains legal services from a firm in which an executive of Finjan and member of the Company’s board is a member. The Company incurred approximately $40,000 and $90,000 in legal fees to the firm during the three and six months ended June 30, 2013, respectively, and approximately $26,000 and $63,000 during the three and six months ended June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company has balances due to this firm amounting to $12,767 and $17,074 respectively.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Prior to the separation from its then parent, Finjan periodically received advances from FSI to support its operations. In February 2013, Finjan repaid the outstanding balance due to FSI in full, which on that date approximated $33.9 million. Subsequent to this settlement, there were no further transactions between Finjan and FSI.

9.	Segment Reporting

Subsequent to the Merger on June 3, 2013 as described in Note 1, the Company has two operating segments, namely, a web and network security technology segment and an organic fertilizer segment. The Company’s operating segments are each reportable segments because their activities are not economically similar. Presented below are the revenues and net income (loss) for each segment for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
Web and network security technology	$1,000	$3,116	$1,000	$3,116
Organic fertilizer	198	—	198	—

Total revenue	$1,198	$3,116	$1,198	$3,116

Net income (loss):
Web and network security technology	$(757)	$142	$(1,523)	$33
Organic fertilizer	(435)	—	(435)	—

Net income (loss)	$(1,192)	$142	$(1,958)	$33

Interest income:
Web and network security technology	$30	$56	$110	$117
Organic fertilizer	1	—	1	—

Interest income:	$31	$56	$111	$117

Depreciation and Amortization:
Web and network security technology	$—	$—	$—	$—
Organic fertilizer	37	—	37	—

Depreciation and Amortization:	$37	$—	$37	$—

As of June 30, 2013, total assets held by the web and network security technology segment and organic fertilizer segment were $28.7 million and $5.1 million, respectively.

10.	Income Tax

The Company recorded income tax expense of $0 and $7,000 for the three and six months ended June 30, 2013, respectively, which was computed using the cut-off method and was principally comprised of various state minimum taxes. The Company recorded income tax expense of zero for the three and six months ended June 30, 2012, respectively, which was computed using the same method. The difference in income tax expense between the provision and the statutory rate of the Company’s income before income taxes and provision actually recorded for the three and six months ended June 30, 2013 was primarily due to the impact of nondeductible merger costs, nondeductible stock-based compensation expenses and the inability to utilize net operating losses generated. The difference in income tax expense between the provision and the statutory rate of the Company’s income before income taxes and provision actually recorded for the three and six months ended June 30, 2012 was primarily due to the use of a portion of the valuation allowance.

Based on all available objective evidence, the Company believes that it is more likely than not that the net deferred tax assets will not be fully realized. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets for the three and six months ended June 30, 2013 and 2012, respectively. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. As of June 30, 2013 and 2012, no liability for unrecognized tax benefits was required to be reported. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses. There were no amounts accrued for penalties or interest as of or during the periods ended June 30, 2013 and 2012.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

The Company files federal and various state income tax returns. The statute of limitations remains open for year 2006 and forward in U.S. Federal and various state tax jurisdictions.

11.	Contingencies

In 2010, Finjan filed a patent infringement lawsuit against five defendants (the “2010 Litigation”) Finjan negotiated out-of-court settlements with two of the defendants. As a part of the settlement agreement, the Company was awarded $3.0 million to be paid over an 18 month period in the form of three payments in the amount of $1.0 million each. The Company received the first installment payment of $1.0 million in July 2012 and the second installment payment of $1.0 million in July 2013 and recognized such amounts as revenue, as the payments were received. The remaining amounts due under the settlement agreement will be recognized when payment is received, as collectability is not reasonably assured. The remaining three lawsuits continued to trial. In December 2012, the jury rendered an adverse verdict in the 2010 Litigation that proceeded to trial. The jury concluded that the defendants had not infringed Finjan’s patents and that certain of the claims in Finjan’s patents that were asserted in the 2010 Litigation were invalid. Finjan filed a post-trial motion to set aside the jury’s decisions. A ruling on the motion is pending. There can be no assurance that the motion to set aside the jury verdict will be granted.

12.	Subsequent Events

On July 16, 2013, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register 258,677,287 shares of its common stock held by certain stockholders. The Company will not receive any proceeds from the sale of the shares being registered in the offering.

On July 8, 2013, Finjan filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California. Finjan is asserting that FireEye, Inc. is infringing upon several of Finjan’s patents.

On July 5, 2013, the 2013 Global Share Option Plan was approved by the holders of a majority of our common stock approved by written consent in lieu of a special meeting as of July 5, 2013.

On July 5, 2013, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation that provides for a 1-for-12 reverse stock split. The reverse stock split cannot be effected until 20 days after the date an Information Statement on Schedule 14C with respect to the reverse stock split was first mailed to the holders of record of the Company’s common stock, or August 21, 2013.

On July 8, 2013, the Company and Philip Hartstein, president of the Company, entered into an employment agreement (the “Hartstein Employment Agreement”), pursuant to which Mr. Hartstein serves as the Company’s president. The Hartstein Employment Agreement provides for a base salary and a discretionary bonus at the end of every four month period of his employment term, based

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

on Mr. Hartstein’s performance and the overall progress of the Company. The Hartstein Employment Agreement was effective as of July 1, 2013. Either the Company or Mr. Hartstein may terminate the Hartstein Employment Agreement at any time upon 90 days prior written notice. The Hartstein Employment Agreement superseded a consulting agreement between Finjan, Inc., a wholly-owned subsidiary of the Company, and Mr. Hartstein that provided for substantially the same compensation as described above. The consulting agreement between Finjan, Inc. and Mr. Hartstein ceased to be effective upon the entry into the Hartstein Employment Agreement.

On July 8, 2013, the Company and Shimon Steinmetz, chief financial officer of the Company, entered into an employment agreement (the “Steinmetz Employment Agreement”), pursuant to which Mr. Steinmetz serves as the Company’s chief financial officer. The Steinmetz Employment Agreement provides for a base salary and a discretionary bonus at the end of each calendar year during his employment term, based on Mr. Steinmetz’s performance and the overall progress of the Company. The Steinmetz Employment Agreement was effective as of July 1, 2013. Either the Company or Mr. Steinmetz may terminate the Steinmetz Employment Agreement at any time upon 90 days prior written notice. The Steinmetz Employment Agreement superseded a consulting agreement between Finjan, Inc., a wholly-owned subsidiary of the Company, and Mr. Steinmetz that provided for substantially the same compensation as described above. The consulting agreement between Finjan, Inc. and Mr. Steinmetz ceased to be effective upon the entry into the Steinmetz Employment Agreement.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion includes forward-looking statements about the Company’s business, financial condition and results of operations, including discussions about management’s expectations for the business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. See “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should also be read in conjunction with the audited and unaudited consolidated financial statements, and unaudited condensed financial statements including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

Effective as of June 3, 2013, the date the Company consummated the Merger and changed its name from “Converted Organics, Inc.” to “Finjan Holdings, Inc.”, the Company operates two businesses, each of which constitutes a separate reportable segment. The two reportable segments include: the web and network security technology segment, which is operated through Finjan, and the organic fertilizer segment, which is operated through Converted Organics.

The Company intends to carry on its web and network security technology business as its principal line of business. The Company is evaluating whether to continue the organic fertilizer business as currently conducted. There can be no assurance that the Company will continue to operate the organic fertilizer business as previously operated or at all.

Web and network Security Technology Segment

The Company operates its web and network security business through Finjan. Through Finjan, the Company owns a portfolio of patents related to software that proactively detects malicious code and thereby protects end users from identity and data theft, spyware, malware, phishing, trojans and other web and network threats. Founded in 1997, Finjan was one of the first companies to develop and patent technology that is capable of detecting previously unknown and emerging threats on a real-time, behavior-based basis, in contrast to signature-based methods of intercepting only known threats to computers, which were previously standard in the web and network security industry. As the network, web and endpoint security industries have transitioned to behavior-based detection of malicious code, the Company believes that its technology is widely used by third parties. The Company intends to maximize the economic benefits of its technology through further licensing and to broaden its technology and patent holdings through acquisitions and strategic partnerships.

Since the sale of its hardware and software operations in 2009, Finjan’s primary source of income and related cash flows has been the licensing and enforcement of its patent rights.

In April 2013, in preparation for the Merger, Finjan engaged Philip Hartstein and Shimon Steinmetz to serve as its President and Chief Financial Officer, respectively, pursuant to consulting agreements described elsewhere in this report. Prior to April 2013, Finjan’s sole executive officer was Daniel Chinn, serving as chief executive officer, who did not receive compensation for his services as an officer of Finjan. Messrs. Hartstein and Steinmetz were appointed as President and Chief Financial Officer of the Company, respectively, upon the closing of the Merger. The Company intends to hire or engage additional full-time employees and/or consultants to pursue its growth strategy.

Organic Fertilizer Segment

The Company operates a processing facility in Gonzales, CA that uses food and agricultural waste as raw materials to manufacture organic fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sale to the agribusiness market. The Gonzales, CA facility is the production facility that services the West Coast agribusiness customer base through established distribution channels. This facility uses a proprietary technology and process known as High Temperature Liquid Composting, or HTLC®, which processes various biodegradable waste products into liquid and food waste-based fertilizer and a limited amount of solids that could be further processed into a useable form for use in agriculture, retail, and professional turf markets.

Recent Developments

Reverse Merger

On June 3, 2013, the Company entered into the Merger Agreement with Finjan and consummated the Merger. Upon the closing of the Merger, the Company issued 245,604,624 shares of its common stock, or 91.5% of the issued and outstanding common stock on a fully-diluted basis, after giving effect to the Merger and the 1-for-500 reverse stock split described below (excluding any shares underlying the options to purchase up to an aggregate of 19,025,710 shares of common stock issued pursuant to the Merger Agreement), to the stockholders of Finjan immediately prior to the Merger (referred to as the “former Finjan stockholders”).

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section 805, “Business Combinations”, Finjan is considered the accounting acquirer in the Merger. As such, the transaction was accounted for as a reverse business combination, because Finjan’s former stockholders received the greater portion of the voting rights in the combined entity and Finjan’s senior management represents all of the senior management of the combined entity. Consequently, the assets and liabilities and the historical operations that will be reflected in the Company’s consolidated financial statements will be those of Finjan and will be recorded at the historical cost basis of Finjan.

Exchange Agreement

On June 3, 2013, as a condition to the closing of the Merger, the Company entered into an Exchange Agreement with each of Hudson Bay and Iroquois, which were investors in the Company preceding the merger holding significant portions of the Company’s common shares, preferred shares, warrants to acquire common shares, and convertible debt. Pursuant to the Exchange Agreement, immediately following the effectiveness of the Merger, each of Hudson Bay and Iroquois exchanged an aggregate of $1,192,500 principal amount of the Company’s convertible notes, 13,281 shares of Series A Preferred Stock and warrants to purchase an aggregate of 633,327,047 shares of the Company’s common stock for an aggregate of 21,473,628 shares of common stock, or 8% of the outstanding common stock immediately following the Merger. Each of Hudson Bay and Iroquois also released the Company, its affiliates, subsidiaries and related companies from any and all debts, liabilities and other claims with respect to such convertible notes, Series A Preferred Stock and warrants.

Following the effectiveness of the Exchange Agreement, there are no outstanding securities convertible into the Company’s common stock other than (i) options granted under the Amended and Restated Converted Organics 2006 Stock Option Plan, referred to as the “2006 Option Plan,” the Converted Organics 2010 Omnibus Stock Compensation Plan, referred to as the “2010 Stock Compensation Plan,” and the options issued pursuant to the Merger Agreement under the 2013 Option Plan, which are exercisable for an aggregate of 19,025,727 shares of common stock (including 19,025,710 shares of common stock issuable upon exercise of such options issued pursuant to the Merger Agreement), and (ii) Class C, Class D, and Class H warrants, which are exercisable for 1, 1, and 7 shares of common stock, respectively, after giving effect to reverse stock splits completed following the date of issuance of the applicable warrant, including the 1-for-500 reverse stock split described below, and subject to further adjustment in accordance with the terms of the applicable warrant. The 2013 Option Plan was approved by the Company’s board of directors in connection with the Merger.

1-for-500 Reverse Stock Split

In preparation for the Merger, effective as of 12:01 a.m. on June 3, 2013, the Company effected a 1-for-500 reverse stock split of its issued and outstanding shares of common stock, immediately following the effectiveness of which every 500 issued and outstanding shares of common stock automatically converted into one share of common stock. Any of the Company’s shareholders that would otherwise have been entitled to a fraction of a share of common stock (after aggregating all fractional shares of its common stock to be received by such holder) as a result of the 1-for-500 reverse stock split, received an additional share of common stock (i.e., the aggregate number of shares of common stock of a shareholder resulting from the 1-for-500 reverse stock split was rounded up to the nearest whole number). The 1-for-500 reverse stock split did not affect the number of shares of capital stock that are authorized to be issued or the par value of the common stock. The 1-for-500 reverse stock split was approved by the shareholders on June 8, 2012.

1-for-12 Reverse Stock Split

On June 5, 2013, the board of directors approved an amendment to the Company’s certificate of Incorporation to effect a 1-for-12 reverse stock split of its issued and outstanding shares of common stock, immediately following the effectiveness of which every 12 issued and outstanding shares of common stock automatically converted into one share of common stock. The amendment to the Company’s certificate of Incorporation was approved by written consent of the holders of a majority of the shares of common stock as the Company delivered to the Company on July 5, 2013. The amendment will become effective upon the filing of a Certificate of Amendment with the Secretary of State of the State of State of Delaware, which will occur in as few as 20 calendar days as in the initial mailing of an Information Statement to shareholders, or on or about August 21, 2013.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, assumptions and judgments, including those related to intangible assets, stock-based compensation, and income taxes. Management bases its estimates on historical experience and on various other assumptions that it believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenue recognition. Actual results may differ from these estimates under different assumptions or conditions.

Intangible Assets

Intangible assets acquired individually, with a group of other assets, or in a business combination, are recorded at fair value. The Company’s identifiable intangible assets are comprised of customer relationships acquired as part of the Merger. The fair value of intangible assets acquired is generally determined based on a discounted cash flow analysis. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, which approximates the customer attrition rate, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives of six years.

Stock-Based Compensation

The Company accounts for compensation cost for all employee stock-based awards at their fair values on the date of grant, and non-employee stock-based awards at their fair values as measured on their vesting dates. The fair value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method for share options and restricted stock. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse and for operating losses and tax credit carry-forwards.

The Company is required to evaluate the realizability of its deferred tax assets on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carryback losses against prior taxable income and lesser weight to its projected financial results. The Company also considered the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

Comparability to Future Results

Set forth below are selected factors believed to have had, or can be expected to have, a significant effect on the comparability of the Company’s recent or future results.

Fluctuation of Revenue and Expenses Related to Enforcement

The Company expects revenue and expenses related to patent enforcement to fluctuate significantly from period to period. A number of factors, many of which are beyond the Company’s control, may affect the timing and amount of revenues related to patent enforcement actions, including, but not limited to, trial dates, the strength of the claims and likelihood of achieving an acceptable settlement, the timing and nature of any appeals and the Company’s ability to collect on any favorable judgments. The Company does not recognize revenue from enforcement actions until the proceeds of litigation are received (whether resolved at trial or in a settlement). The Company’s expenses, principally with respect to litigation costs, may also vary significantly from period to period depending upon a number of factors, including, but not limited to, whether fees of outside legal counsel are paid on an hourly, contingent or other basis, the timing of depositions, discovery and other elements of patent enforcement litigation, costs of expert witnesses and other consultants and other costs incurred in support of enforcement actions.

Public Company Expenses

As a result of the Merger, Finjan became a subsidiary of a public company, and management anticipates that it will make an application to list the Company’s shares for trading on a national securities exchange, once the relevant quantitative listing criteria are satisfied. The historical operating results of Finjan, as a private company, that are reflected in the Company’s condensed consolidated financial statements do not reflect certain expenses that the Company incurs, and will continue to incur, as a public company. The Company expects that selling, general and administrative expenses will increase as it pays legal counsel and accountants to assist in, among other things, establishing and maintaining more comprehensive compliance and governance functions, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports under the federal securities laws with respect to the business the Company operates through Finjan. The Company may also incur additional costs associated with compensation of non-employee directors and expect to incur costs associated with the retention of full-time employees and consultants. In addition, the Company expects that as part of a public company the cost of director and officer liability insurance will increase compared to costs incurred by Finjan prior to the Merger.

Stock-Based and Other Executive Compensation

During the years ended December 31, 2012 and 2011, Finjan did not grant any options, restricted stock or other equity based compensation. Prior to the Merger, Finjan had outstanding options to purchase an aggregate of 77 shares of Finjan common stock, all of which were awarded in May 2013 and were converted into options to purchase an aggregate of 19,025,710 shares of the Company’s common stock pursuant to the Merger Agreement. Following the Merger, the Company’s board of directors adopted the Finjan Holdings, Inc. 2013 Global Share Option Plan (the “2013 Option Plan”) and the Converted Organics 2010 Omnibus Stock Compensation Plan (the “2010 Plan”) also remains in effect. In addition, although the 2010 Plan replaced the 2006 Option Plan and no additional options will be issued under the 2006 Option Plan, the Company reserved the right to issue new options pursuant to the 2006 Option Plan to the extent that, and in the amount of, any outstanding options are forfeited under that plan. The Company does not intend to issue additional options under either the 2010 Plan or the 2006 Option Plan, and expect that future equity-based awards will be made under the 2013 Option Plan or other equity, incentive compensation or similar plans that the Company may adopt in the future, to directors, officers and other employees and consultants. As a result, to the extent relevant, Finjan may incur non-cash, stock-based compensation expenses in future periods.

In April 2013, Finjan engaged its President and Chief Financial Officer pursuant to consulting agreements. These officers have since become full time employees. Furthermore, the Company intends to hire additional employees and/or consultants in the future to expand its business. Accordingly, the Company will incur compensation expenses in future periods that Finjan did not incur during the period prior to the Merger presented in its financial statements.

Finjan Reorganization

Until May 2, 2013, Finjan was a wholly-owned subsidiary of Finjan Software, Inc., a Delaware corporation, referred to as “FSI”. In February 2013, Finjan distributed securities of two unaffiliated entities which it previously held to FSI, and made a payment of cash in an amount sufficient to repay and satisfy in full an intercompany loan from FSI to Finjan. Following that distribution, the board of directors and stockholders of FSI approved the dissolution of, and a plan of liquidation for, FSI that resulted in, among other things, the distribution of Finjan common stock to certain of FSI’s stockholders, each of whom received shares of the Company’s common stock in the Merger.

Recent Financing Activities Prior to the Merger

Prior to the Merger, Converted Organics, Inc.’s operations were financed primarily by the issuance of debt, equity and equity-linked securities. In connection with the Merger, the Company redeemed, cancelled or otherwise retired all of the notes and derivative securities previously issued by Converted Organics, Inc., other than warrants that are exercisable for a de minimis number of shares of common stock. See “ – Recent Developments – Exchange Agreement” above. Although the Company may require financing in the future, management expects that its cash on hand will be sufficient to satisfy its cash needs for at least the next twelve months.

Results of Operations

The following table presents the results of operations for three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Web and network security technology	$1,000	$3,116	$1,000	$3,116
Organic fertilizer	198	—	198	—

Total revenues	1,198	3,116	1,198	3,116

Cost of revenues:
Web and network security technology	39	2,929	405	2,929
Organic fertilizer	148	—	148	—

Total cost of revenues	187	2,929	553	2,929

Gross profit	1,011	187	645	187

Operating expenses:
Selling, general and administrative	1,719	101	1,934	271
Transaction costs	525	—	790	—

Total operating expense	2,244	101	2,724	271

Income (loss) from operations	(1,233)	86	(2,079)	(84)

Other income , net:
Interest income	31	56	111	117
Other expense	17	—	17	—

Total other income , net	48	56	128	117

Net income (loss) before provision for income taxes	(1,185)	142	(1,951)	33
Income tax expense	7	—	7	—

Net income (loss)	$(1,192)	$142	$(1,958)	$33

(1)	Subsequent to the completion of the Merger on June 3, 2013, the financial results include the financial results of the Converted Organics business. The historical financial statements of Finjan, Inc. are included in the comparative prior period.

In the three and six months ended June 30, 2013, total revenue decreased by $1.9 million or 61.6%, as compared to the same period of 2012. This decrease was due to the one time recognition in April 2012 of $3.1 million in revenue related to 224,000 shares in an unaffiliated entity’s common stock received in exchange for modifying an original perpetual license agreement. This decrease was partially offset by revenue related to the receipt of the second installment payment of $1.0 million during the quarter ended June 30, 2013, associated with a licensing agreement and by the addition of organic fertilizer revenue aggregating $198,000 from Converted Organics after the Merger. The remaining amounts due under the litigation settlement will be recognized when payment is received, as collectability is not reasonably assured.

Cost of goods sold include legal and litigation support costs associated with executing the Company’s strategy of licensing and protecting its web and network security technology patent portfolio, and production and material costs incurred by the Company’s organic fertilizer business after the Merger date. In the three and six months ended June 30, 2013, cost of goods sold decreased by $2.7 million or 93.6%, and $2.4 million or 81.1%, respectively, compared to the same periods of 2012. Cost of sales for the web and network security business decreased due to lower net level of litigation support, third party technical consulting and professional expert expenses incurred. The decreases in total cost of sales were partially offset by the addition of cost of goods sold recorded by the Company’s Converted Organics business for the period subsequent to the Merger of $0.4 million.

The Company’s operating expenses consist primarily of general and administrative expenses, including stock-based compensation, consulting and other professional fees, and transaction costs associated with the Merger. In the three and six months ended June 30, 2013, total operating expenses increased by $2.1 million and $2.5 million, respectively, compared to the same periods of 2012. These increased costs were primarily due to employee and contractor compensation costs, reflecting the increased staff levels, along with professional fees incurred in connection with the Merger and evaluation of other strategic alternatives.

The Merger in June 2013 was accounted for as a business combination. As a result, the associated consideration was allocated to the assets acquired and liabilities assumed based on management’s estimate of fair value using the information available at the date of the Merger. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents goodwill from the acquisition.

Interest income decreased due to the lower average cash balance on hand in during the 2013 periods compared to the same periods of 2012. Income tax expense increased in the three and six months ended June 30, 2013 by $7,000 due to limited cumulative taxable operations of the Company in certain local jurisdictions.

Liquidity and Capital Resources

Overview

The Company’s cash requirements are, and will continue to be, dependent upon a variety of factors. The Company expects to continue to devote significant capital resources to the litigation in process and any other litigation it pursues. The Company also expects to require significant capital resources to maintain its issued patents, prosecute its patent applications, and acquire new technologies as part of its growth strategy and to attract and retain qualified personnel on a full time basis. The Company’s primary sources of liquidity are cash flows from operations, principally proceeds from settlements and judgments in connection with its patent enforcement activities. Based on current forecasts and assumptions, management believes that its cash and cash equivalents will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. The Company may, however, encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Even without such difficulties, the Company may seek to raise additional capital to grow its business. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2013. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the Company will have access to short-term financing. If the Company fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

The Company had approximately $28.5 million dollars of cash and cash equivalents, and $28.0 million of working capital, on a consolidated basis as of June 30, 2013. Also as of June 30, 2013, The Company’s current liabilities were approximately $1.2 million.

Our Converted Organics subsidiary does not have funds to build additional facilities and we have no plans to raise such funds or allocate funds generated from our web and network security technology business for that purpose.

Cash Flows from Operating Activities

Finjan’s net cash used in operating activities increased by $25.5 million to $29.4 million during the six months ended June 30, 2013 as compared to the same period in 2012. This increase was primarily attributable to the payment of accrued income taxes in the six months ended June 30, 2013.

Cash Flows from Investing Activities

During the six months ended June 30, 2013, cash flow from investing activities was approximately $570,000, as compared to $1.6 million in cash used by investing activities during the comparable period in 2012. The principal source of cash in the six months ended June 30, 2013 was the proceeds from notes receivable and cash acquired through the Merger. Cash used in investing activities during the six months ended June 30, 2012 related to purchase of preferred stock in an unaffiliated third party, which securities were distributed to FSI during the second quarter of 2013.

Cash Flows from Financing Activities

During the six months ended June 30, 2013, Finjan used approximately $34.1 million in financing activities, as compared to $1.3 million in cash used in financing activities during the comparable period in 2012. The increase in cash used in financing activities was attributable to a loan repayment of $33.9 million made to Finjan’s former parent in the February 2013 along with the repurchase of common stock for $204,000. In the six months ended June 30, 2012, the only financing activities were payments of $1.3 million to the former parent entity.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods.

The standard is not effective until on or after December 15, 2013 and early adoption is not mandatory. The Company is assessing the effect the adoption of the standard will have on the consolidated financial position, results of operations or cash flows for subsequent reporting periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Finjan’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company’s cash and cash equivalents as of June 30, 2013 totaled $28.5 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. The Company’s primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in the Company’s portfolio, a sudden change in market interest rates would not be expected to have a material impact on its financial condition or its results of operations. The Company does not have any foreign currency or other derivative financial instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s President and the Chief Financial Officer (the Company’s principal executive and principal financial officer, respectively), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s President and Chief Financial Officer (the Company’s principal executive and principal financial officer, respectively) have concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

Other than the personnel changes related to the Reverse Merger, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Matter 1:

In 2010, Finjan filed a patent infringement lawsuit against five defendants (the “2010 Litigation”) Finjan negotiated out-of-court settlements with two of the defendants. The remaining three lawsuits continued to trial. In December 2012, the jury rendered an adverse verdict in the 2010 Litigation that proceeded to trial. The jury concluded that the defendants had not infringed Finjan’s patents and that certain of the claims in Finjan’s patents that were asserted in the 2010 Litigation were invalid. Finjan filed a post-trial motion to set aside the jury’s decisions. A ruling on the motion is pending.

Matter 2:

On July 8, 2013, Finjan filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California. Finjan is asserting that FireEye, Inc. is infringing upon several of Finjan’s patents.

Matter 3:

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information required by this item was previously disclosed in the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on June 3, 2013.

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 5.	Exhibits.

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of June 3, 2013, by and among Converted Organics, Inc. (now known as Finjan Holdings, Inc.) (the “Company”), Merger Sub, Inc., and Finjan, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed June 3, 2013)

2.2	Asset Purchase Agreement between the Company and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to our current report Exhibit 2.02 on Form 8-K filed January 29, 2008)

2.3	Asset Purchase Agreement between the Company and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed June 21, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 9, 2008 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed March 5, 2008)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on August 10, 2009 (incorporated by reference to Exhibit 3.2 to our prospects on Form S-1 filed September 15, 2009)

3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 30, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 30, 2010)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated October 18, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on October 18, 2010)

3.6	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 14, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.7	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2011 and effective November 8, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.8	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 2, 2012 and effective March 5, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed January 17, 2012)

3.9	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 11, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed April 30, 2012)

3.10	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 3, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 3, 2013)

3.11	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed June 21, 2006)

10.1	Exchange Agreement, dated as of June 3, 2013, by and among the Company, Hudson Bay Master Fund Ltd. and Iroquois Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 3, 2013)

10.2	Closing Agreement, dated as of June 3, 2013, by and among the Company, Hudson Bay Master Fund Ltd., Iroquois Master Fund Ltd., the former stockholders of Finjan, Inc., and Michael Eisenberg, as the stockholder representative of the former stockholders of Finjan, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 3, 2013)

10.3	Form of Registration Rights Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed June 3, 2013)

10.4	Form of Lock-Up Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed June 3, 2013)

10.5	Employment Agreement, dated as of June 4, 2013, by and between the Company and Philip Hartstein (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)

10.6	Employment Agreement, dated as of June 4, 2013, by and between the Company and Shimon Steinmetz (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed June 3, 2013)

10.7	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)

10.8	Consulting Agreement, dated as of March 29, 2013, by and between Finjan, Inc. and Philip Hartstein (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)

10.9	Consulting Agreement, dated as of March 28, 2013, by and between Finjan, Inc. and Shimon Steinmetz (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)

10.10*	Termination Agreement, dated as of June 3, 2013, between the Company and Edward Gildea*

10.11*	Termination Agreement, dated as of June 3, 2013, between the Company and David Allen*

31.1.*	Certification of the President (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2.*	Certification of the Chief Financial Officer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1.*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2013

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President (Principal Executive Officer)

/s/ Shimon Steinmetz
Shimon Steinmetz
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of June 3, 2013, by and among Converted Organics, Inc. (now known as Finjan Holdings, Inc.) (the “Company”), Merger Sub, Inc., and Finjan, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed June 3, 2013)

2.2	Asset Purchase Agreement between the Company and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to our current report Exhibit 2.02 on Form 8-K filed January 29, 2008)

2.3	Asset Purchase Agreement between the Company and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed June 21, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 9, 2008 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed March 5, 2008)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on August 10, 2009 (incorporated by reference to Exhibit 3.2 to our prospects on Form S-1 filed September 15, 2009)

3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 30, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 30, 2010)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated October 18, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on October 18, 2010)

3.6	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 14, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.7	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2011 and effective November 8, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.8	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 2, 2012 and effective March 5, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed January 17, 2012)

3.9	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 11, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed April 30, 2012)

3.10	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 3, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 3, 2013)

3.11	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed June 21, 2006)

10.1	Exchange Agreement, dated as of June 3, 2013, by and among the Company, Hudson Bay Master Fund Ltd. and Iroquois Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 3, 2013)

10.2	Closing Agreement, dated as of June 3, 2013, by and among the Company, Hudson Bay Master Fund Ltd., Iroquois Master Fund Ltd., the former stockholders of Finjan, Inc., and Michael Eisenberg, as the stockholder representative of the former stockholders of Finjan, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 3, 2013)

10.3	Form of Registration Rights Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed June 3, 2013)

10.4	Form of Lock-Up Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed June 3, 2013)

10.5	Employment Agreement, dated as of June 4, 2013, by and between the Company and Philip Hartstein (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)

10.6	Employment Agreement, dated as of June 4, 2013, by and between the Company and Shimon Steinmetz (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed June 3, 2013)

10.7	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)

10.8	Consulting Agreement, dated as of March 29, 2013, by and between Finjan, Inc. and Philip Hartstein (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)

10.9	Consulting Agreement, dated as of March 28, 2013, by and between Finjan, Inc. and Shimon Steinmetz (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)

10.10*	Termination Agreement, dated as of June 3, 2013, between the Company and Edward Gildea*

10.11*	Termination Agreement, dated as of June 3, 2013, between the Company and David Allen*

31.1.*	Certification of the President (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2.*	Certification of the Chief Financial Officer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1.*	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.