Form 10-Q
period 2013-09-30
FINJAN HOLDINGS, INC.
filed 2013-11-08
CIK 1366340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-33304

FINJAN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4075963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street

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

As of November 8, 2013, 22,368,453 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

FINJAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,152	$91,545
Accounts receivable, net	107	—
Inventory	129	—
Prepaid expenses and other current assets	247	3

Total current assets	27,635	91,548
Property and equipment, net	940	—
Intangible assets, net	1,371	—
Goodwill	312	—
Investments	—	12,784
Other non-current assets	93	—

TOTAL ASSETS	$30,351	$104,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$506	$2,579
Accrued expenses	421	68
Accrued income taxes	—	25,325
Due to Finjan Software, Inc.	—	33,943

Total liabilities	927	61,915

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.0001 par value – 10,000,000 shares authorized as of September 30, 2013 and December 31, 2012; no shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—

Common stock, $0.0001 par value – 1,000,000,000 shares authorized as of September 30, 2013 and December 31, 2012; 22,368,453 and 20,590,596 shares issued and outstanding as of September 30, 2013 and December 31, 2012	2	2
Additional paid-in capital	20,946	17,821
Retained earnings	8,476	24,594

Total stockholders’ equity	29,424	42,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,351	$104,332

The accompanying notes are an integral part of these condensed consolidated financial statements

FINJAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012

Revenues	$394	9,354	1,593	12,469

Cost of revenues	576	3,165	1,129	6,094

Gross profit (loss)	(182)	6,189	464	6,375

Operating expenses:
Selling, general and administrative	1,197	197	3,132	467
Transaction costs	—	—	790	—

Total operating expense	1,197	197	3,922	467

Income (loss) from operations	(1,379)	5,992	(3,458)	5,908

Other income, net:
Interest income	7	16	118	133
Other income (expense)	(4)	—	13	—

Total other income, net	3	16	131	133

Net income (loss) before provision for income taxes	$(1,376)	$6,008	$(3,327)	$6,041
Income tax expense	—	89	7	89

Net income (loss)	$(1,376)	$5,919	$(3,334)	$5,952

Net income (loss) per common share:
Basic and diluted	$(0.06)	$0.29	$(0.16)	$0.29

Weighted-average shares used in computing net income (loss) per common share:
Basic and diluted	22,348,201	20,590,596	21,350,498	20,590,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINJAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months Ended September 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,334)	$5,952
Adjustments to reconcile net income (loss) to net cash used in operating activities:	—	—
Depreciation and amortization	149	—
Stock-based compensation expense	529	—
Shares received in exchange for modification of license agreement	—	(11,470)
Changes in operating assets and liabilities:	—	—
Accounts receivable	95	—
Inventory	(1)	—
Prepaid expenses and other current assets	(179)	—
Other non-current assets	(93)	—
Accounts payable	(2,338)	(1,529)
Accrued expenses	(309)	—
Accrued income taxes	(25,325)	—

Net cash used in operating activities	(30,806)	(7,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of shares from investee	—	(1,601)
Proceeds from sale of shares in investee	—	286
Cash acquired through merger with Converted Organics	63	—
Proceeds from notes receivable acquired through merger with Converted Organics	517	—
Purchases of property and equipment	(20)	—

Net cash provided by (used in) investing activities	560	(1,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan from Finjan Software, Inc.	(33,943)	(1,435)
Repurchase of common stock	(204)	—

Net cash used in financing activities	(34,147)	(1,435)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(64,393)	(9,797)
CASH AND CASH EQUIVALENTS – Beginning of period	91,545	27,810

CASH AND CASH EQUIVALENTS – End of period	$27,152	$18,013

CASH PAID DURING THE PERIOD FOR:

Income taxes	$25,325	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Dividend of investments to previous parent (See Note 3)	$12,784	$—

Fair value of assets acquired during the merger, net of cash acquired (See Note 2)	$3,605	$—

Fair value of liabilities assumed during the merger (See Note 2)	$(927)	$—

Fair value of shares issued as acquisition consideration (See Note 2)	$2,741	$—

Leasehold improvements financed	$60	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Prior to the Merger, Converted Organics, Inc., through its subsidiary Converted Organics, operated an organic fertilizer business. The Company has continued operating the fertilizer business as a segment as described above.

At the effective time of the Merger, each share of common stock of Finjan that was outstanding immediately prior to the Merger was converted into the right to receive 20,590.596 shares of Finjan Holdings common stock (as adjusted, giving effect to the 1-for-12 reverse stock split that was effected on August 22, 2013). In addition, each option to purchase shares of Finjan common stock that was outstanding immediately prior to the Merger was converted into an option to purchase the number of shares of Finjan Holdings common stock determined by multiplying the number of shares of Finjan common stock subject to the Finjan option by 20,590.596 (as adjusted, giving effect to the 1-for-12 reverse stock split that was effected on August 22, 2013) on the same terms and conditions as were applicable to such Finjan option. The exercise price per share of each Finjan Holdings option was determined by dividing the exercise price of each Finjan option by 20,590.596 (as adjusted, giving effect to the 1-for-12 reverse stock split that was effected on August 22, 2013).

Effective on June 3, 2013, prior to the consummation of the Merger, the Company effected a 1-for-500 reverse stock split of its issued and outstanding shares of common stock. The accompanying condensed consolidated financial statements include the retroactive effect of the 1- for- 500 and 1-for-12 reverse stock split.

On June 3, 2013, as a condition to the closing of the Merger, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with each of Hudson Bay Master Fund Ltd. (“Hudson Bay”) and Iroquois Master Fund Ltd. (“Iroquois”). Pursuant to the Exchange Agreement, immediately following the effectiveness of the Merger, Hudson Bay and Iroquois exchanged an aggregate of $1,192,500 principal amount of Converted Organics convertible notes, 13,281 shares of its 1% Series A Convertible Preferred Stock and warrants to purchase an aggregate of 105,554 shares, (on an adjusted basis, after giving effect to the 1-for-500 reverse stock split effected on June 3, 2013 and the1-for-12 reverse stock split, effected on August 22, 2013) of its common stock for an aggregate of 1,789,469 shares of Finjan Holdings common stock, or 8.0% of outstanding common stock immediately following the Merger on a fully-diluted basis.

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

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

On July 5, 2013, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation that provides for a 1-for-12 reverse stock split that became effective August 22, 2013 resulting in the reduction in the total common share outstanding from 268,420,426 shares to 22,368,415 shares. All references in these unaudited condensed consolidated financial statements to the number of shares, options and other common stock equivalents, price per share and weighted average number of shares outstanding of common stock prior to this reverse stock split have been adjusted to reflect the reverse the stock split on a retroactive basis, unless otherwise noted.

Unless otherwise indicated or the context otherwise requires, references to “Finjan Holdings,” “the registrant,” or “the Company” refer to Finjan Holdings, Inc., and its consolidated subsidiaries. The disclosures in this quarterly report on Form 10-Q relating to the pre-merger business of Finjan Holdings, Inc., unless noted as being the business of Converted Organics prior to the Merger, pertain to the business of Finjan prior to the Merger.

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

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the year ending December 31, 2013, for any other interim period or for any future period.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company does not currently require any collateral for accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Bad debt expense for the three and nine months ended September 30, 2013 and 2012 was not material. The allowance for doubtful accounts as of September 30, 2013 was not material.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER ACQUIRED INTANGIBLE ASSETS

Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is estimated based on the best information available and by making necessary estimates, judgments and projections. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue from the Company’s web and network security technology business results from grants of licenses to its patents and settlements reached from legal enforcement of the Company’s patent rights. Revenue is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured. Revenue from settlements reached on legal enforcement of the Company’s patent rights and the release of the licensee from certain legal claims, is recognized on receipt of the settlement amounts. The Company does not assume future performance obligations in its license arrangements.

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

LEGAL COSTS

Legal costs incurred in connection with intellectual property and patent enforcement litigation are recognized as cost of revenue. Other legal expenses incurred in the normal course of the company’s business are expensed when incurred as selling, general and administrative expenses.

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

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common share outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common share outstanding and potentially dilutive common share outstanding. Basic and diluted net income (loss) per common share were computed as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$(1,376)	$5,919	$(3,334)	$5,952

Denominator:
Weighted-average common shares, basic	22,348,201	20,590,596	21,350,498	20,590,596

Weighted-average common shares, diluted	22,348,201	20,590,596	21,350,498	20,590,596
Net income per common share:
Basic	$(0.06)	$0.29	$(0.16)	$0.29

Diluted	$(0.06)	$0.29	$(0.16)	$0.29

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options and are excluded from the computation of diluted net loss per share if their inclusion would be anti-dilutive and consist of the following:

	September 30, 2013	September 30, 2012

Options	1,585,476	—
Warrants*	—	—

Total	1,585,476	—

*	Warrants are currently exercisable for less than one share of common stock, and therefore anti-dilutive, as a result of the 1-for-10 reverse stock split that we effected on November 8, 2011, the 1-for-500 reverse stock split that we effected on March 5, 2012, the 1-for-500 reverse stock split that we effected on June 3, 2013 and the 1-for-12 reverse stock split we effected on August 22, 2013. The warrants are subject to further adjustments in the future, which may have the effect of increasing or decreasing the exercise price and the number of shares issuable upon exercise of the warrants.

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

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - MERGER WITH CONVERTED ORGANICS, INC.

As described in Note 1, the Company completed the Merger on June 3, 2013. At the effective time of the Merger (and after giving effect to the 1-for-500 reverse stock split effect on June 3, 2013, prior to the effective time of the Merger), shares of Finjan stock were converted into a total of 20,467,052 shares of Finjan Holdings common stock. The stockholders of the Company prior to the effective time of the Merger continued to hold 89,480 shares of Company common stock and certain Company indebtedness which was exchanged for an aggregate of 1,789,486 shares of Company common stock in connection with the Merger. In addition, an aggregate of 22,368 shares of Company common stock were issued to the former chief executive officer and former chief financial officer of Converted Organics, Inc. in connection with the termination of their severance agreements. During the three and nine months ended September 30, 2013, the Company incurred $0 and $790,000, respectively, in transaction costs related to the Merger, which primarily consisted of legal and accounting expenses. These expenses were recorded in as transaction costs in the accompanying condensed consolidated statements of operations. The share amounts set forth above have been adjusted to reflect the 1-for-12 reverse stock split that the Company effected on August 22, 2013.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - MERGER WITH CONVERTED ORGANICS, INC. (CONTINUED)

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

The fair values in the table above are an estimate based on preliminary purchase price allocation and changes may occur as additional information becomes available.

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

Remaining amortization expense is expected to be approximately $61,000 in 2013, $242,000 each year from 2014-2018, and $101,000 in 2019. During the three and nine months ended September 30, 2013, the Company incurred $61,000 and $81,000 of intangible amortization expense respectively. Accumulated amortization as of September 30, 2013 is $81,000.

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

PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma information presents the combined results of operations for the three months and nine months ended September 30, 2012 and the nine months ended September 30, 2013 as if the merger with Converted Organics, Inc. had been completed on January 1, 2012. The pro forma financial information includes adjustments to reflect one time charges and amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of 2012. These adjustments include:

•	An increase in amortization and depreciation expense of $149,000 for the nine months ended September 30, 2013, and 2012, respectively, related to the fair value of acquired identifiable intangible assets and property and equipment.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - MERGER WITH CONVERTED ORGANICS, INC. (CONTINUED)

•	The exclusion of transaction-related expenses of $790,000 for the nine months ended September 30, 2013, respectively.

•	The inclusion of stock-based compensation of $29,000 for the nine months ended September 30, 2013, primarily related to restricted stock issued to one of the directors upon closing of the Merger for services to the Company as a member of the Board of Directors of the Company.

The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may be implemented after the Merger:

	Three Months Ended September 30	Nine Months Ended September 30,
	2012	2013	2012
Revenue	$9,740	$2,459	$13,869

Net income (loss)	$5,322	$(4,410)	$6,695

Net income (loss) per common share, basic and diluted	$0.26	$(0.20)	$0.32

NOTE 3 - INVESTMENTS

As of December 31, 2012, Finjan held $12.8 million of investments in the common stock of certain entities. These investments were accounted for under the cost method since the Finjan did not have the ability to exercise significant influence over these entities. In February 2013, Finjan issued a dividend to its then-parent FSI consisting of its entire ownership interest in these investments. As of September 30, 2013, the Company no longer held any of these investments.

NOTE 4 - BALANCE SHEET COMPONENTS

The components of inventory were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Raw materials	$39	$—
Finished goods	90	—

Inventory	$129	$—

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - BALANCE SHEET COMPONENTS (CONTINUED)

The components of property and equipment were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Leasehold improvements	$585	$—
Machinery and equipment	398	—
Office equipment and furniture	25	—

	1,008	—
Less accumulated depreciation	(68)	—

	$940	$—

Depreciation expense for the three and nine months ended September 30, 2013 was $51,000 and $68,000 respectively . The Company did not have depreciation expense for the three and nine months ended September 30, 2012.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases a production facility in California. Under the terms of the lease, the Company owes a minimum annual rent of $125,202, payable in monthly installments of $10,433, unless earlier terminated in accordance with the lease. The annual rental rate is subject to increase on each annual anniversary of the commencement of the immediately preceding rental year by 3% of the rent paid during the immediately preceding year. This lease expires in 2018.

On September 9, 2013, the Company entered into a lease for its new corporate headquarters for a period of five years beginning October 1, 2013. Under the terms of the lease, the Company owes an initial annual rent of $138,952, payable in monthly installments of $11,579, unless earlier terminated in accordance with the lease. The annual rental rate is subject to an increase on a cumulative basis after the first lease year at the rate of 2.5% per annum compounded annually. The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitment as of September 30, 2013 (in thousands):

Year ending December 31,
2013 (remainder)	$49
2014	280
2015	275
2016	283
2017	291
2018	127

$1,305

Rent expense for the three and nine months ended September 30, 2013 was $43,299 and $76,091 respectively. The Company did not have any rent expense for the three and nine months ended September 30, 2012.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - STOCKHOLDERS’ EQUITY

AUTHORIZED CAPITALIZATION

Following the Merger, the Company’s capital structure is comprised of preferred stock and common stock. The number of preferred and common shares of the Company in the prior comparative period has been retroactively adjusted to reflect the conversion ratio applied in the Merger.

The Company’s authorized capitalization consists of (i) 1,000,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of Preferred Stock, $0.0001 par value per share. As of September 30, 2013, 22,368,453 shares of the common stock were outstanding including 22,368 shares of restricted stock awards (“RSAs”) awarded to the former chief executive officer and former chief financial officer of Converted Organics, Inc. in connection with the termination of their severance agreements and 17,894 shares of the common stock reserved for issuance pursuant to the Company’s Omnibus Stock Compensation Plan, which the Company’s stockholders approved in 2010, and 2,236,845 shares of common stock are reserved for issuance pursuant to the Finjan Holdings, Inc. 2013 Global Share Option Plan (the “2013 Global Share Option Plan”) which the Company’s stockholders approved on July 5, 2013. No shares of preferred stock were outstanding as of September 30, 2013 and December 31, 2012.

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

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - STOCKHOLDERS’ EQUITY (CONTINUED)

On October 18, 2010, the Company designated 17,500 shares of preferred stock as 1% Series A Convertible Preferred Stock, or “Series A Preferred,” by filing with the Delaware Secretary of State, a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, or the “Certificate of Designation,” with respect to the Series A Preferred. On June 3, 2013, all of the outstanding shares of our Series A Preferred Stock were exchanged for shares of the Company’s common stock pursuant to the Exchange Agreement and, as a result, no shares of the Company’s Series A Preferred Stock are outstanding. In accordance with the Certificate of Designations, all shares of Series A Preferred have resumed the status of authorized but unissued shares of preferred stock, and will no longer be designated as Series A Preferred.

COMMON STOCK WARRANTS

The Company has certain Class C, D and H warrants outstanding to purchase approximately 1 share of common stock (after adjusting for all reverse stock splits since their issuance) as of September 30, 2013. The warrants have an average exercise price of $2.7 million per share (after adjusting for all reverse stock splits since their issuance). The Class C and D warrants will expire in May 2014 and Class H warrants will expire in October 2014 if not exercised earlier. These warrants are classified as liabilities incurred due to fluctuating exercise price, in the accompanying balance sheet as of September 30, 2013. The fair value of these warrants was de minimis both at the date of the Merger and at September 30, 2013. The warrants contain anti-dilution and adjustment provisions that may result in the reduction of their exercise prices and an increase in the number of shares issuable upon exercise in the future.

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

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - STOCKHOLDERS’ EQUITY (CONTINUED)

CLASS H WARRANTS

In connection with the Company’s public offering completed in October 2009, the Company issued Class H warrants to purchase an aggregate of 17,250,000 shares of common stock at an exercise price of $1.30 per share, subject to adjustment. After giving effect to reverse stock splits completed the 1-for-10 reverse stock split that we effected on November 8, 2011, the 1-for-500 reverse stock split that we effected on March 5, 2012, the 1-for-500 reverse stock split that we effected on June 3, 2013 and the 1-for-12 reverse stock split we effected on August 22, 2013, the adjusted exercise price of the Class H warrants is $39,000,000 per share and the outstanding Class H warrants are exercisable for less than one share. The Class H warrants are subject to further adjustments in the future, which may have the effect of increasing or decreasing the exercise price and the number of shares issue upon exercise of the Class H warrants. The Class H warrants will expire on October 14, 2014. The Class H warrants are not redeemable. The exercise price and number of shares of common stock issuable on exercise of the Class H warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, Reverse Merger or consolidation. However, the Class H warrants will not be adjusted for issuances of common stock, preferred stock or other securities at a price below their respective exercise prices.

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

NOTE 7 - STOCK-BASED COMPENSATION

On May 7, 2013, Finjan adopted a stock-based compensation plan, the 2013 Finjan, Inc. Global Share Option Plan. The option plan provides for the award of stock options, RSAs and other equity interests in the Company to directors, officers, employees, consultants and advisors. The terms of each award and the exercise price are determined by the Board of Directors. Stock options granted generally have a contractual term of ten years and vest over a four-year period, with 25 percent of the stock options vesting on or prior to the one-year anniversary of the grant date and the remaining 75 percent vesting thereafter in equal quarterly installments over the remaining three years. Options issued under one of the grants vested approximately 59% on the grant date in May 2013, with the remainder vesting quarterly over seven quarters. On June 3, 2013, immediately following the closing of the Reverse Merger, the Company’s board of directors approved the 2013 Global Share Option Plan. The 2013 Global Share Option Plan was approved by the holders of a majority of our common stock approved by written consent in lieu of a special meeting as of July 5, 2013. As of September 30, 2013, the remaining number of shares available for issuance under the 2013 Global Share Option Plan is 2,236,845.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - STOCK-BASED COMPENSATION (CONTINUED)

All options granted by Finjan under the Finjan, Inc. 2013 Global Share Option Plan prior to the Merger were assumed by Finjan Holdings upon closing of the Merger with substantially the same terms and conditions, except that the number of options and exercise price of the options which were adjusted at the same exchange ratio as was applied in the Merger to convert Finjan shares into Finjan Holdings shares. The Company recognized incremental compensation expense from this modification of Finjan options of $13,000 and $61,000 in the three and nine months ended September 30, 2013 respectively.

Stock-based compensation expense of $64,000 and $529,000 was recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013, respectively. This stock-based compensation expense was for options and RSAs granted to certain employees, consultants, and members of the Board of Directors after the merger.

The following is a summary of stock option activity for the nine months ended September 30, 2013:

	Number of Options Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregated Intrinsic Value (thousands)
Balance – December 31, 2012	—	$—
Options granted	1,585,476	$1.66
Options exercised	—	$—
Options forfeited	—	$—
Options expired	—	$—

Balance – September 30, 2013	1,585,476	$1.66	9.60	$—

Exercisable as of September 30, 2013	437,550	$1.66	9.60	$—

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the nine-months ended September 30, 2013, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

	Employee Grants	Non-Employee Grants
Weighted-average grant date fair value	$1.44	$1.44
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	50.6%	50.6%
Expected term (in years)	6.0	10.0
Risk-free rate	1.0%	1.8%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 - STOCK-BASED COMPENSATION (CONTINUED)

fluctuate. Since the Company’s common stock was not publicly traded at the time of the grant, an average of the historic volatility of comparative companies was used. The dividend yield is zero percent as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future. An increase or decrease in the risk free rate or volatility could increase or decrease the fair value of our equity instruments.

As of September 30, 2013, total compensation cost not yet recognized related to unvested stock options was $785,000, which is expected to be recognized over a weighted-average period of 2.5 years.

The following is a summary of non-vested restricted stock award activity for the nine months ended September 30, 2013:

	Number of Shares Outstanding	Weighted- Average Grant Date Fair Value
Balance – December 31, 2012	—	$—
Shares granted	20,162	$1.44
Shares vested	—	$—
Shares forfeited	—	$—

Balance – September 30, 2013	20,162	$1.44

For the three month and nine months ended September 30, 2013, the Company recognized $14,786 and $18,125 in RSA costs respectively. As of September 30, 2013, total compensation cost not yet recognized related to unvested RSAs was approximately $10,000 which is expected to be recognized over a weighted-average period of 0.15 years.

The Company estimates the fair values of RSAs on the date of grant as the fair value of the granted shares using the Black-Scholes method and assumptions described above.

NOTE 8 - RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which an executive of Finjan and member of the Company’s board is a member. The Company incurred approximately $40,000 and $130,000 in legal fees to the firm during the three and nine months ended September 30, 2013, respectively, and approximately $40,000 and $103,000 during the three and nine months ended September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company has balances due to this firm amounting to $14,770 and $14,652 respectively.

Prior to the separation from its then parent, Finjan periodically received advances from FSI to support its operations. In February 2013, Finjan repaid the outstanding balance due to FSI in full, which on that date approximated $33.9 million. Subsequent to this settlement, there were no further transactions between Finjan and FSI.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 - SEGMENT REPORTING

Subsequent to the Merger on June 3, 2013 as described in Note 1, the Company has two operating segments, namely, a web and network security technology segment and an organic fertilizer segment. The Company’s operating segments are each reportable segments because their activities are not economically similar. Presented below are the revenues and net income (loss) for each segment for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenue:
Web and network security technology	$—	$9,354	$1,000	$12,469
Organic fertilizer	394	—	593	—

Total revenue	$394	$9,354	$1,593	$12,469

Net income (loss):
Web and network security technology	$(1,243)	$5,919	$(3,236)	$5,952
Organic fertilizer	(133)	—	(98)	—

Net income (loss)	$(1,376)	$5,919	$(3,334)	$5,952

Interest income:
Web and network security technology	$7	$16	$119	$133
Organic fertilizer	—	—	(1)	—

Interest income:	$7	$16	$118	$133

Depreciation and Amortization:
Web and network security technology	$—	$—	$—	$—
Organic fertilizer	71	—	149	—

Depreciation and Amortization:	$71	$—	$149	$—

As of September 30, 2013, total assets held by the web and network security technology segment and organic fertilizer segment were $26 million and $4 million, respectively.

NOTE 10 - INCOME TAX

The Company recorded income tax expense of $0 and $7,000 for the three and nine months ended September 30, 2013, respectively, which was computed using the cut-off method and was principally comprised of various state minimum taxes. The Company recorded income tax expense of $89,000 for the three and nine months ended September 30, 2012, respectively, which was computed using the same method. The difference in income tax expense between the provision and the statutory rate of the Company’s income before income taxes and provision actually recorded for the three and nine months ended September 30, 2013 was primarily due to the impact of nondeductible merger costs, nondeductible stock-based compensation expenses and the inability to utilize net operating losses generated. The difference in income tax expense between the provision and the statutory rate of the Company’s income before income taxes and provision actually recorded for the three and nine months ended September 30, 2012 was primarily due to the use of a portion of the valuation allowance.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10 - INCOME TAX (CONTINUED)

Based on all available objective evidence, the Company believes that it is more likely than not that the net deferred tax assets will not be fully realized. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets for the three and nine months ended September 30, 2013 and 2012, respectively. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this valuation allowance.

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. As of September 30, 2013 and 2012, no liability for unrecognized tax benefits was required to be reported. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses. There were no amounts accrued for penalties or interest as of or during the three and nine months ended September 30, 2013 and 2012.

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

NOTE 11 – EMPLOYMENT AGREEMENTS

On July 8, 2013, the Company and Philip Hartstein, president of the Company, entered into an employment agreement (the “Hartstein Employment Agreement”), pursuant to which Mr. Hartstein serves as the Company’s president. The Hartstein Employment Agreement provides for a base salary and a discretionary bonus at the end of every four month period of his employment term, based on Mr. Hartstein’s performance and the overall progress of the Company. The Hartstein Employment Agreement was effective as of July 1, 2013. Either the Company or Mr. Hartstein may terminate the Hartstein Employment Agreement at any time upon 90 days prior written notice. The Hartstein Employment Agreement superseded a consulting agreement between Finjan, Inc., a wholly-owned subsidiary of the Company, and Mr. Hartstein that provided for substantially the same compensation as described above. The consulting agreement between Finjan, Inc. and Mr. Hartstein ceased to be effective upon the entry into the Hartstein Employment Agreement.

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

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 - CONTINGENCIES

In 2010, Finjan filed a patent infringement lawsuit against five defendants (the “2010 Litigation”) Finjan negotiated out-of-court settlements with two of the defendants. As a part of the settlement agreement, the Company was awarded $3.0 million to be paid over an 18 month period in the form of three payments in the amount of $1.0 million each. The Company received the first installment payment of $1.0 million in July 2012 and the second installment payment of $1.0 million in June 2013 and recognized such amounts as revenue, as the payments were received. The remaining amounts due under the settlement agreement will be recognized when payment is received, as collectability is not reasonably assured. The remaining three lawsuits continued to trial. In December 2012, the jury rendered an adverse verdict in the 2010 Litigation that proceeded to trial. The jury concluded that the defendants had not infringed Finjan’s patents and that certain of the claims in Finjan’s patents that were asserted in the 2010 Litigation were invalid. Finjan filed a post-trial motion to set aside the jury’s decisions. The motion was dismissed. The Company plans to appeal the verdict rendering claims in two of Finjan’s patents invalid . There is no assurance that the appeal will be granted.

On July 8, August 8 and September 24, 2013, Finjan, filed patent infringement lawsuits against FireEye, Blue Coat and Websense, Inc respectively. asserting that the companies are infringing upon several of Finjan’s patents relating to endpoint, web, and network security technologies.

NOTE 13 – SUBSEQUENT EVENTS

On October 7, 2013, the Board of Directors approved a stock compensation grant to one of the employees of the Company. The option grant has a contractual term of ten years and vest over a four year period, with 25 percent of the stock options vesting on or prior to the one year anniversary of the grant date and the remaining 75 percent vesting thereafter in equal quarterly installments over the remaining three years.

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

Overview

On June 3, 2013, Converted Organics, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Finjan. Effective as of June 3, 2013, and pursuant to the Merger Agreement, a wholly owned subsidiary merged with and into Finjan and Finjan became a wholly-owned subsidiary of Converted Organics, Inc. (the “Merger”). Concurrent to the Merger on June 3, 2013, Converted Organics, Inc.’s name was changed to Finjan Holdings, Inc. As a condition to the closing of the Merger, we entered into an Exchange Agreement (the “Exchange Agreement”) with each of Hudson Bay Master Fund Ltd. (“Hudson Bay”) and Iroquois Master Fund Ltd. (“Iroquois”). Pursuant to the Exchange Agreement, immediately following the effectiveness of the Merger, Hudson Bay and Iroquois exchanged an aggregate of $1,192,500 principal amount of Converted Organics convertible notes, 13,281 shares of its 1% Series A Convertible Preferred Stock and warrants to purchase an aggregate of 633,327,000 shares, prior to the 1-for-12 reverse stock split, discussed below, of its common stock for an aggregate of 1,789,469 shares of Finjan Holdings common stock, or 8.0% of outstanding common stock immediately following the Merger on a fully-diluted basis.

We operate two businesses, each of which constitutes a separate reportable segment. The two reportable segments include: the web and network security technology segment, which is operated through Finjan, and the organic fertilizer segment, which is operated through Converted Organics. We intend to carry on its web and network security technology business as its principal line of business. We are evaluating whether to continue the organic fertilizer business as currently conducted. There can be no assurance that we will continue to operate the organic fertilizer business as previously operated or at all. Through Finjan, we own a portfolio of patents related to software that proactively detects malicious code and thereby protects end users from identity and data theft, spyware, malware, phishing, trojans and other web and network threats. Founded in 1997, Finjan was one of the first companies to develop and patent technology that is capable of detecting previously unknown and emerging threats on a real-time, behavior-based basis, in contrast to signature-based methods of intercepting only known threats to computers, which were previously standard in the web and network security industry. As the network, web and endpoint security industries have transitioned to behavior-based detection of malicious code, we believe that the technology is widely used by third parties. We intend to maximize the economic benefits of its technology through further licensing and to broaden its technology and patent holdings through acquisitions and strategic partnerships. Since the sale of its hardware and software operations in 2009, Finjan’s primary source of income and related cash flows has been the licensing and enforcement of its patent rights. We operate a processing facility in Gonzales, CA that uses food and agricultural waste as raw materials to manufacture organic fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sale to the agribusiness market. The Gonzales, CA facility is the production facility that services the West Coast agribusiness customer base through established distribution channels. This facility uses a proprietary technology and process known as High Temperature Liquid Composting, or HTLC®, which processes various biodegradable waste products into liquid and food waste-based fertilizer and a limited amount of solids that could be further processed into a useable form for use in agriculture, retail, and professional turf markets.

Recent Developments

1-for-12 Reverse Stock Split

On June 5, 2013, the board of directors approved an amendment to our certificate of Incorporation to effect a 1-for-12 reverse stock split of its issued and outstanding shares of common stock, immediately following the effectiveness of which every 12 issued and outstanding shares of common stock automatically converted into one share of common stock. The amendment to the certificate of Incorporation was approved by written consent of the holders of a majority of the shares of our common stock of the and delivered to us on July 5, 2013. The amendment was effective August 21, 2013.

Employment Agreements

On July 8, 2013, we entered into an employment agreement (the “Hartstein Employment Agreement”) with Philip Hartstein, pursuant to which Mr. Hartstein serves as our president. The Hartstein Employment Agreement provides for a base salary and a discretionary bonus at the end of every four month period of his employment term, based on Mr. Hartstein’s performance and our overall progress. The Hartstein Employment Agreement was effective as of July 1, 2013. Either we or Mr. Hartstein may terminate the Hartstein Employment Agreement at any time upon 90 days prior written notice. The Hartstein Employment Agreement superseded a consulting agreement between Finjan, Inc., our wholly-owned subsidiary, and Mr. Hartstein that provided for substantially the same compensation as described above. The consulting agreement between Finjan, Inc. and Mr. Hartstein ceased to be effective upon the entry into the Hartstein Employment Agreement.

On July 8, 2013, we entered into an agreement (the “Steinmetz Employment Agreement”) with Shimon Steinmetz, pursuant to which Mr. Steinmetz serves as our chief financial officer. The Steinmetz Employment Agreement provides for a base salary and a discretionary bonus at the end of each calendar year during his employment term, based on Mr. Steinmetz’s performance and the our overall progress. The Steinmetz Employment Agreement was effective as of July 1, 2013. Either we or Mr. Steinmetz may terminate the Steinmetz Employment Agreement at any time upon 90 days prior written notice. The Steinmetz Employment Agreement superseded a consulting agreement between Finjan, Inc., our wholly-owned subsidiary, and Mr. Steinmetz that provided for substantially the same compensation as described above. The consulting agreement between Finjan, Inc. and Mr. Steinmetz ceased to be effective upon the entry into the Steinmetz Employment Agreement.

Patent Litigation

On July 8, 2013, Finjan filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California. Finjan is asserting that FireEye, Inc. is infringing upon several of Finjan’s patents.

On August 8, 2013, Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., for infringement of Finjan patents relating to endpoint, web, and network security technologies

On September 24, 2013 filed a patent infringement lawsuit against Websense, Inc., for infringement of Finjan patents relating to endpoint, web, and network security technologies.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (or “US GAAP”). The preparation of these financial statements in accordance with US GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, bad debts, inventories, warranties and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and our revenue recognition. Actual results may differ from these estimates under different assumptions or conditions and the impact of such differences may be material to our consolidated financial statements.

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below. We consider our most critical accounting policies and estimates to be: revenue recognition, valuation of long lived assets, stock based compensation, accounting for business combinations-acquisition method accounting.

Revenue Recognition

As described below, Note 1 to the notes to condensed consolidated financial statements included herein, revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, and all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

We recognize revenue from two operating segments, Web and Network Security and Organic Fertilizer.

Revenue from our Web and Network Security segment results from the monetization of patented technologies by licensing through a negotiated agreement and/or enforcement of such patented technologies by a court of law. Due to our unique business, it is often necessary to file patent infringement litigation against users of our patented technologies as part of the licensing and enforcement activities.

We make estimates and judgments when determining whether the collectability of fees receivable from licensees is reasonably assured. We assess the collectability of fees receivable based on a number of factors, including past transaction history and the credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the fee is recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash for transactions where collectability may have been an issue. Management’s estimates regarding collectability impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectability could differ from actual events and thus materially impact our financial position and results of operations.

In general, our revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by us. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment.

Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our part to maintain or upgrade the technology, or provide future support or services. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured and when all other revenue recognition criteria have been met.

Revenue from licenses issued through negotiated agreement with the licensee is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured. Revenue from settlements reached on legal enforcement of our patent rights and the release of the licensee from certain legal claims, is recognized on receipt of the settlement amounts.

Revenue from our Organic Fertilizer segment results from two sources, product sales and tip fees. Product sales revenue comes from the sale of fertilizer products and is recognized upon delivery. Tip fee revenue is derived from waste haulers who pay us “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors and hospitality venues such as hotels, restaurants, convention centers and airports. Tip fee revenue is recognized straight-line over the period the fees are earned.

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, if different judgments, assumptions and estimates are made regarding contracts executed in any specific period, our periodic financial results may be materially affected.

Stock-based Compensation Expense

Stock-based compensation payments to employees, non-employee consultants and directors are recognized as expense in the statements of income. The compensation cost for all employee stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model for stock options and intrinsic value on the date of grant for non-vested restricted stock), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). The fair value of compensation granted to a non-employee consultants is calculated using the contractual term as opposed to the expected term used for awards to employees and recognized at the earlier of the date at which a performance commitment is reached or the date at which the counterparty’s performance is complete (e.g. vesting date).

Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods.

Stock-based compensation expense is recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate. As such, we are required to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. We consider several factors in connection with our estimate of pre-vesting forfeitures, including types of awards, employee class, and historical pre-vesting forfeiture data. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised. We granted options to a small number of employees and consultants. We do not expect any of the awards granted to have forfeiture due to employee termination. Therefore, there is no forfeiture rate used in calculating stock-compensation expense. We will continue to monitor its expectations on an ongoing basis and revise this assumption as future circumstances dictate.

If actual results differ significantly from these assumption, stock-based compensation expense and our results of operations could be materially impacted.

Valuation of Long-lived and Intangible Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

3.	Significant negative industry or economic trends;

4.	Significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments; and

5.	Significant decline in our stock price for a sustained period.

If a potential impairment exists, a calculation is performed to determine the fair value of the long-lived asset. This calculation is based on a valuation model, which considers the estimated future undiscounted cash flows resulting from the use of the asset, and a discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exists. The estimated fair value is compared to the long-lived asset’s carrying value to determine whether impairment exists.

As described above, in assessing the recoverability of intangible assets, significant judgment is required in connection with estimates of market values, estimates of the amount and timing of future cash flows, and estimates of other factors that are used to determine the fair value of the respective assets. If these estimates or related projections change in future periods, future intangible asset impairment tests may result in charges to earnings.

Accounting for Business Combinations – Acquisition Method of Accounting

Acquisitions are accounted for in accordance with the acquisition method of accounting under Financial Accounting Standards Board, (or “FASB”), ASC Topic 805, “Business Combinations,” or Topic 805. Topic 805 requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Under the acquisition method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangible assets and liabilities assumed, based on their estimated fair market values on the date of acquisition. Any excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets is assigned to goodwill. Amounts attributable to patents are amortized using the straight-line method over the estimated economic useful life of the underlying patents. Acquisition accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition.

We assess fair value for financial statement purposes using a variety of methods, including the use of present value models and may also reference independent analyses. Amounts recorded as intangible assets, including patents and patent rights, are based on assumptions and estimates, as of the date of acquisition, regarding the amount and timing of projected revenues and costs associated with the licensing and enforcement of patents and patent rights acquired, appropriate risk-adjusted discount rates, rates of technology adoption, market penetration, technological obsolescence, product launch timing, the impact of competition or lack of competition in the market place, tax implications and other factors. Also, upon acquisition, based on several of the estimates and assumptions previously described, we determine the estimated economic useful lives of the acquired intangible assets for amortization purposes.

Management is responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date, solely for purposes of allocating the purchase price to the assets acquired and liabilities assumed. Fair value measurements can be highly subjective, and it is possible that other professionals for other purposes, applying reasonable judgment and criteria to the same facts and circumstances, could develop and support a range of alternative estimated amounts. Actual results may vary from projected results.

Comparability to Future Results

Set forth below are selected factors believed to have had, or can be expected to have, a significant effect on the comparability of our recent or future results.

Fluctuation of Revenue and Expenses Related to Enforcement

We expect revenue and expenses related to patent enforcement to fluctuate significantly from period to period. A number of factors, many of which are beyond our control, may affect the timing and amount of revenues related to patent enforcement actions, including, but not limited to, trial dates, the strength of the claims and likelihood of achieving an acceptable settlement, the timing and nature of any appeals and our ability to collect on any favorable judgments. We do not recognize revenue from enforcement actions until the proceeds of litigation are received (whether resolved at trial or in a settlement). Our expenses, principally with respect to litigation costs, may also vary significantly from period to period depending upon a number of factors, including, but not limited to, whether fees of outside legal counsel are paid on an hourly, contingent or other basis, the timing of depositions, discovery and other elements of patent enforcement litigation, costs of expert witnesses and other consultants and other costs incurred in support of enforcement actions.

Public Company Expenses

As a result of the Merger, Finjan became a subsidiary of a public company, and management anticipates that it will make an application to list our shares for trading on a national securities exchange, once the relevant listing criteria are satisfied. The historical operating results of Finjan, as a private company, that are reflected in our condensed consolidated financial statements do not reflect certain expenses that we incur, and will continue to incur, as a public company. We expects that selling, general and administrative expenses will increase as it pays legal counsel and accountants to assist in, among other things, establishing and maintaining more comprehensive compliance and governance functions, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports under the federal securities laws with respect to the business we operates through Finjan. We may also incur additional costs associated with compensation of non-employee directors and expect to incur costs associated with the retention of full-time employees and consultants. In addition, we expect that as part of a public company the cost of director and officer liability insurance will increase compared to costs incurred by Finjan prior to the Merger.

Stock-Based and Other Executive Compensation

Prior to the Merger, Finjan had outstanding options to purchase an aggregate of 6 shares of Finjan common stock, all of which were awarded in May 2013 and were converted into options to purchase an aggregate of 1,585,476 shares of our common stock pursuant to the Merger Agreement. Following the Merger, our board of directors adopted the Finjan Holdings, Inc. 2013 Global Share Option Plan (the “2013 Option Plan”) and the Converted Organics 2010 Omnibus Stock Compensation Plan (the “2010 Plan”) also remains in effect. In addition, although the 2010 Plan replaced the 2006 Option Plan and no additional options will be issued under the 2006 Option Plan, we reserved the right to issue new options pursuant to the 2006 Option Plan to the extent that, and in the amount of, any outstanding options are forfeited under that plan. We do not intend to issue additional options under either the 2010 Plan or the 2006 Option Plan, and expect that future equity-based awards will be made under the 2013 Option Plan or other equity, incentive compensation or similar plans that we may adopt in the future, to directors, officers and other employees and consultants. As a result, to the extent relevant, Finjan may incur non-cash, stock-based compensation expenses in future periods.

In April 2013, Finjan engaged its President and Chief Financial Officer pursuant to consulting agreements. These officers have since become full time employees of the Company. Furthermore, we intend to hire additional employees and/or consultants in the future to expand its business. Accordingly, we will incur compensation expenses in future periods that Finjan did not incur during the period prior to the Merger presented in its financial statements.

Finjan Reorganization

Until May 2, 2013, Finjan was a wholly-owned subsidiary of Finjan Software, Inc., a Delaware corporation, referred to as “FSI”. In February 2013, Finjan distributed securities of two unaffiliated entities which it previously held to FSI, and made a payment of cash in an amount sufficient to repay and satisfy in full an intercompany loan from FSI to Finjan. Following that distribution, the board of directors and stockholders of FSI approved the dissolution of, and a plan of liquidation for, FSI that resulted in, among other things, the distribution of Finjan common stock to certain of FSI’s stockholders, each of whom received shares of our common stock in the Merger.

Recent Financing Activities Prior to the Merger

Prior to the Merger, Converted Organics, Inc.’s operations were financed primarily by the issuance of debt, equity and equity-linked securities. In connection with the Merger, we redeemed, cancelled or otherwise retired all of the notes and derivative securities previously issued by Converted Organics, Inc., other than warrants that are exercisable for a de minimis number of shares of common stock. See “—Recent Developments—Exchange Agreement” above. Although we may require financing in the future, management expects that its cash on hand will be sufficient to satisfy its cash needs for at least the next twelve months.

Results of Operations

The following table presents the results of operations for three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Web and network security technology	$—	$9,354	$1,000	$12,469
Organic fertilizer	394	—	593	—

Total revenues	394	9,354	1,593	12,469

Cost of revenues:
Web and network security technology	252	3,165	657	6,094
Organic fertilizer	324	—	472	—

Total cost of revenues	576	3,165	1,129	6,094

Gross profit (loss)	(182)	6,189	464	6,375

Operating expenses:
Selling, general and administrative	1,197	197	3,132	467
Transaction costs	—	—	790	—

Total operating expense	1,197	197	3,922	467

Income (loss) from operations	(1,379)	5,992	(3,458)	5,908

Other income net:
Interest income	7	16	118	133
Other Income (expense)	(4)	—	13	—

Total other income, net	3	16	131	133

Net income (loss) before provision for income taxes	(1,376)	6,008	(3,327)	6,041
Income tax expense	—	89	7	89

Net income (loss)	$(1,376)	$5,919	$(3,334)	$5,952

(1)	Subsequent to the completion of the Merger on June 3, 2013, the financial results include the financial results of the Converted Organics business. The historical financial statements of Finjan, Inc. are included in the comparative prior period.

In the three and nine months ended September 30, 2013, total revenue decreased by approximately $9.0 million or 96% and $10.8 million or 87% respectively as compared to the same periods of 2012. This decrease was due to receipt of $9 million and $12 million for the three months and nine months ended September 30, 2012 respectively in respect for settlement of a patent enforcement litigation and was partially offset by revenue related to the receipt of the second installment in respect of litigation settlement payment of $1.0 million during the nine months ended September 30, 2013, associated with a licensing agreement and by the addition of organic fertilizer revenue aggregating $394,000 from the Converted Organics after the Merger. The remaining amounts due under the litigation settlement will be recognized when payment is received, as collectability is not reasonably assured.

Cost of goods sold include legal and litigation support costs associated with executing our strategy of licensing and protecting its web and network security technology patent portfolio, and production and material costs incurred by our organic fertilizer business. In the three and nine months ended September 30, 2013, cost of goods sold decreased by $2.6 million or 86%, and $5 million or 84%, respectively, compared to the same periods of 2012. Cost of sales for the web and network security business decreased due to lower net level of litigation support, third party technical consulting and professional expert expenses incurred. The decreases in total cost of sales were partially offset by the addition of cost of goods sold recorded by our organic fertilizer business subsequent to the Merger for the three and nine months ended September 30, 2013 of $0.4 million and $0.5 million respectively.

Our operating expenses consist primarily of general and administrative expenses, including stock-based compensation, consulting and other professional fees, and transaction costs associated with the Merger. In the three and nine months ended September 30, 2013, total operating expenses increased by $1 million and $3.4 million, respectively, compared to the same periods of 2012. These increased costs were primarily due to employee and contractor compensation costs of $1.0 million, reflecting the increased staff levels, along with professional fees incurred in connection with the Merger and executing our business plan amounting to $1.7 million.

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

Interest income decreased due to the lower average cash balance on hand during the 2013 periods compared to the same periods of 2012. Income tax expense decreased in the three and nine months ended September 30, 2013 by $89,000 or 100% and $82,000 or 92% respectively due to limited cumulative taxable operations of the Company in certain local jurisdictions compared to the same period in 2012.

Liquidity and Capital Resources

Overview

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expects to continue to devote significant capital resources to the litigation in process and any other litigation we pursue. We also expects to require significant capital resources to maintain our issued patents, prosecute our patent applications, and acquire new technologies as part of our growth strategy and to attract and retain qualified personnel on a full time basis. Our primary sources of liquidity are cash flows from operations, principally proceeds from settlements and judgments in connection with our patent enforcement activities. Based on current forecasts and assumptions, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Even without such difficulties, we may seek to raise additional capital to grow our business. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2013. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that we will have access to short-term financing. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

We had approximately $27.1 million of cash and cash equivalents and $27 million of working capital on a consolidated basis as of September 30, 2013. The decrease in our cash and cash equivalents of approximately $64.4 million from December 31, 2012 is primarily attributable to repayment of an inter-company loan to FSI of $33.9 million and approximately $31 million use in operations. Also as of September 30, 2013, The Company’s current liabilities were approximately $0.9 million.

Our Converted Organics subsidiary does not have funds to build additional facilities and we have no plans to raise such funds or allocate funds generated from our web and network security technology business for that purpose.

Cash Flows from Operating Activities

Finjan’s net cash used in operating activities increased by $24 million to $31 million during the nine months ended September 30, 2013 as compared to the same period in 2012. This increase was primarily attributable to the payment of accrued income taxes in the nine months ended September 30, 2013, which relate to taxes owed on the revenue earned in 2012.

Cash Flows from Investing Activities

During the nine months ended September 30, 2013, cash flow provided by investing activities was approximately $560,000, as compared to $1.3 million in cash used by investing activities during the comparable period in 2012. The principal source of cash in the nine months ended September 30, 2013 was the proceeds from notes receivable and cash acquired through the Merger. Cash used in investing activities during the nine months ended September 30, 2012 related to purchase of preferred stock from an investee which securities were distributed to FSI during the second quarter of 2013.

Cash Flows from Financing Activities

During the nine months ended September 30, 2013, Finjan used cash of approximately $34.1 million in financing activities, as compared to $1.4 million in cash used in financing activities during the comparable period in 2012. The increase in cash used in financing activities was attributable to a loan repayment of $33.9 million made to Finjan’s former parent in the February 2013 along with the repurchase of common stock for $204,000. During the nine months ended September 30, 2012, the only financing activity was payment of $1.4 million to the former parent entity.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

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

The standard is not effective until on or after December 15, 2013 and early adoption is not mandatory. We are assessing the effect the adoption of the standard will have on the consolidated financial position, results of operations or cash flows for subsequent reporting periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Finjan’s exposure to market risk for changes in interest rates relates primarily to its holdings of cash and cash equivalents. Our cash and cash equivalents as of September 30, 2013 totaled $27.1 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on its financial condition or its results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the President and the Chief Financial Officer (the principal executive and principal financial officer, respectively), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the President and Chief Financial Officer (the principal executive and principal financial officer, respectively) have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC, and that information required to be disclosed by us in such reports is accumulated and communicated to management, including the President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Matter 1: In 2010, Finjan filed a patent infringement lawsuit against five defendants (the “2010 Litigation”) Finjan negotiated out-of-court settlements with two of the defendants. The remaining three lawsuits continued to trial. In December 2012, a trial jury concluded that claims in two of Finjan’s patents were not infringed by the defendants that proceeded the trial and rendered a verdict that certain claims in two Finjan patents are invalid. Finjan filed a post-trial motion to set aside the jury verdict, but the motion was denied in September 2013. Finjan subsequently filed a Notice of Appeal with the Court of Appeals at the Federal Circuit with its intent to appeal the jury verdict rendering the certain claims in the two patents invalid in the 2010 Litigation. Even if we are successful in our appeal, we are merely seeking reversal of the finding of invalidity. If unsuccessful, the subject claims of the patents will continue to be invalid in future licensing and enforcement actions.

Matter 2: On July 8, 2013, Finjan filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California. Finjan is asserting that FireEye is infringing upon several of Finjan’s patents relating to endpoint, web, and network security technologies.

Matter 3: On August 8, 2013, Finjan filed a patent infringement lawsuit against Blue Coat, Inc. in the United States District Court for the Northern District of California. Finjan is asserting that Blue Coat, Inc. is infringing upon several of Finjan’s patents relating to endpoint, web, and network security technologies.

Matter 4: On September 24, 2013, Finjan filed a patent infringement lawsuit against Websense, Inc., in the United States District Court for the Northern District of California. Finjan is asserting that Websense, Inc. is infringing upon several of Finjan’s patents relating to endpoint, web, and network security technologies

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits.

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of June 3, 2013, by and among Converted Organics, Inc. (now known as Finjan Holdings, Inc.) (the “Company”), Merger Sub, Inc., and Finjan, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed June 3, 2013)

2.2	Asset Purchase Agreement between the Company and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to our current report Exhibit 2.02 on Form 8-K filed January 29, 2008)

2.3	Asset Purchase Agreement between the Company and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed June 21, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 9, 2008 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed March 5, 2008)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on August 10, 2009 (incorporated by reference to Exhibit 3.2 to our prospects on Form S-1 filed September 15, 2009)

3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 30, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 30, 2010)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated October 18, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on October 18, 2010)

3.6	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 14, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.7	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2011 and effective November 8, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.8	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 2, 2012 and effective March 5, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed January 17, 2012)

3.9	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 11, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed April 30, 2012)

3.10	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 3, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 3, 2013)

3.11	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed June 21, 2006)

10.1	Exchange Agreement, dated as of June 3, 2013, by and among the Company, Hudson Bay Master Fund Ltd. and Iroquois Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 3, 2013)

10.2	Closing Agreement, dated as of June 3, 2013, by and among the Company, Hudson Bay Master Fund Ltd., Iroquois Master Fund Ltd., the former stockholders of Finjan, Inc., and Michael Eisenberg, as the stockholder representative of the former stockholders of Finjan, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 3, 2013)

10.3	Form of Registration Rights Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed June 3, 2013)

10.4	Form of Lock-Up Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed June 3, 2013)

10.5	Employment Agreement, dated as of June 4, 2013, by and between the Company and Philip Hartstein (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)

10.6	Employment Agreement, dated as of June 4, 2013, by and between the Company and Shimon Steinmetz (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed June 3, 2013)

10.7	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)

10.8	Consulting Agreement, dated as of March 29, 2013, by and between Finjan, Inc. and Philip Hartstein (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)

10.9	Consulting Agreement, dated as of March 28, 2013, by and between Finjan, Inc. and Shimon Steinmetz (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)

10.10	Termination Agreement, dated as of June 3, 2013, between the Company and Edward Gildea (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed August 15, 2013)

10.11	Termination Agreement, dated as of June 3, 2013, between the Company and David Allen (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed August 15, 2013)

10.12	Agreement of Lease, dated as of September 9, 2013, between 122 East 42nd Street, LLC and the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 11, 2013)

31.1	Certification by the president pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the president and chief financial officer pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2013

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President (Principal Executive Officer)

/s/ Shimon Steinmetz
Shimon Steinmetz
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of June 3, 2013, by and among Converted Organics, Inc. (now known as Finjan Holdings, Inc.) (the “Company”), Merger Sub, Inc., and Finjan, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed June 3, 2013)

2.2	Asset Purchase Agreement between the Company and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to our current report Exhibit 2.02 on Form 8-K filed January 29, 2008)

2.3	Asset Purchase Agreement between the Company and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed June 21, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 9, 2008 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed March 5, 2008)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on August 10, 2009 (incorporated by reference to Exhibit 3.2 to our prospects on Form S-1 filed September 15, 2009)

3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 30, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 30, 2010)

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated October 18, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on October 18, 2010)

3.6	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 14, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.7	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2011 and effective November 8, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.8	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 2, 2012 and effective March 5, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed January 17, 2012)

3.9	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 11, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed April 30, 2012)

3.10	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 3, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 3, 2013)

3.11	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed June 21, 2006)

10.1	Exchange Agreement, dated as of June 3, 2013, by and among the Company, Hudson Bay Master Fund Ltd. and Iroquois Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 3, 2013)

10.2	Closing Agreement, dated as of June 3, 2013, by and among the Company, Hudson Bay Master Fund Ltd., Iroquois Master Fund Ltd., the former stockholders of Finjan, Inc., and Michael Eisenberg, as the stockholder representative of the former stockholders of Finjan, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed June 3, 2013)

10.3	Form of Registration Rights Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed June 3, 2013)

10.4	Form of Lock-Up Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed June 3, 2013)

10.5	Employment Agreement, dated as of June 4, 2013, by and between the Company and Philip Hartstein (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)

10.6	Employment Agreement, dated as of June 4, 2013, by and between the Company and Shimon Steinmetz (incorporated by reference to Exhibit 10.6 to our current report on Form 8-K filed June 3, 2013)

10.7	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)

10.8	Consulting Agreement, dated as of March 29, 2013, by and between Finjan, Inc. and Philip Hartstein (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)

10.9	Consulting Agreement, dated as of March 28, 2013, by and between Finjan, Inc. and Shimon Steinmetz (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)

10.10	Termination Agreement, dated as of June 3, 2013, between the Company and Edward Gildea incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed August 15, 2013)

10.11	Termination Agreement, dated as of June 3, 2013, between the Company and David Allen (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed August 15, 2013)

10.12	Agreement of Lease, dated as of September 9, 2013, between 122 East 42nd Street, LLC and the Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 11, 2013)

31.1	Certification by the president pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the president and chief financial officer pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.