Form 10-K
period 2013-12-31
FINJAN HOLDINGS, INC.
filed 2014-03-14
CIK 1366340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33304

FINJAN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4075963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, New York, New York	10168
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 755-3320

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, there were 22,368,453 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. Of these, 12,073,583 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $144,882,996 as of June 30, 2013, based on the closing price of $12.00 for the registrant’s common stock on June 30, 2013.

As of March 11, 2014, there were 22,368,453 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This filing includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding our expectations, intentions, beliefs and projections about our future results, performance, prospects and opportunities. These statements can be identified by the fact that they do not relate strictly to historical or current facts or by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “will be,” “would,” the negative of these terms and similar expressions, but this is not an exclusive way of identifying such statements. Readers are cautioned that forward-looking statements are not guarantees of future performance. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, the forward-looking statements contained in this filing as a result of various risks, uncertainties and other factors. Important factors that could cause our actual results to differ materially from our expectations include, without limitation, our ability to execute our business plan, the outcome of pending or future enforcement actions, our ability to expand our technology portfolio, the enforceability of our patents, the continued use of our technology in the market, the development of a liquid trading market for our securities and other factors described below under Item 1A, “Risk Factors” and elsewhere in this filing.

Forward-looking statements speak only as of the date of this filing. Except as expressly required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after the date of this filing, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this filing or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

ITEM 1. BUSINESS.

Overview

We operate two businesses, each of which constitutes a separate reportable segment. Our two reportable segments include: our web and network security technology segment, which we operate through Finjan, Inc. (“Finjan”) a wholly-owned subsidiary, and our organic fertilizer segment, which we operate through Converted Organics of California (“Converted Organics”) also, a wholly-owned subsidiary. Effective as of June 3, 2013, we consummated a reverse acquisition of Finjan (the “Reverse Merger”) and changed our name from “Converted Organics, Inc.” to “Finjan Holdings, Inc.” Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because Finjan’s former stockholders received the greater portion of the voting rights in the combined entity and Finjan’s senior management represents all of the senior management of the combined entity, the Reverse Merger was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with Finjan treated as the acquiring company in the Reverse Merger for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in our historical financial statements are those of Finjan. The results of operations of our organic fertilizer segment have been included in our assets and liabilities and our historical operations since June 3, 2013, the date we completed the Reverse Merger.

During the year ended December 31, 2013, we generated revenue of approximately $0.7 million, all of which was generated by Converted Organics. We did not generate revenue for the years ended December 31, 2012 and 2011.

We recognized other income of approximately $1.2 million, $80.6 million and $29.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, primarily derived from licensing activities, interest and gains on settlement.

During the years ended December 31, 2013, 2012 and 2011, our net (loss) income was approximately $(6.3) million, $51.0 million and $24.1 million, respectively.

Our Web and Network Security Technology Business

Overview

Through Finjan, we own a portfolio of patents, related to software that proactively detects malicious code and thereby protects end users from identity and data theft, spyware, malware, phishing, trojans and other online threats. Finjan’s mission is to invest in innovation and encourage the development of core intellectual property. Founded in 1997, Finjan developed and patented technology that is capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers, which were standard in the online security industry during the 1990s. As the network, web and endpoint security industries have transitioned to behavior-based detection of malicious code, we believe that our patented technology is widely used by third parties.

Development of Finjan’s Business

Finjan was founded in 1997 as a wholly-owned subsidiary of Finjan Software Ltd, an Israeli corporation, which we refer to as “Finjan’s initial parent,” to cultivate proprietary technology that focused on proactively detecting threats to online security by identifying patterns and behavior of online viruses and other malicious code, rather than relying on lists of threats known within the online security industry. This technology allows users to proactively scan and repel the latest, and often unknown, threats to network, web, and endpoint security on a real-time basis. Following the development of its patented technology, Finjan’s initial parent, together with its subsidiaries, provided secure web solutions, including security software and hardware, to the enterprise and endpoint markets.

In 2002, Finjan’s initial parent engaged in a reorganization in which Finjan Software, Inc., a Delaware corporation, or “FSI,” was formed to acquire and hold all of the capital stock of Finjan. Between 2002 and 2009, FSI focused its efforts on research and development and sales and marketing activities in an effort to bolster its position in the industry and enhance its portfolio of content inspection technologies. During that time period, FSI’s activities were funded primarily by venture capital firms with experience providing capital and management expertise to software security firms, some with investment and operational experience within Israel’s cybersecurity and technology sectors. Finjan also received financial backing from multi-national software and technology companies.

Between approximately 2002 and 2006, competitors in the online security industry began moving towards real-time, behavior-based, proactive threat detection, at times in violation of Finjan’s patent rights and, beginning in 2005, Finjan commenced patent infringement litigation against third parties it believed were infringing its patents.

In October 2009, FSI transferred its portfolio of intellectual property to Finjan (its wholly owned subsidiary at the time). Thereafter, in November, 2009, FSI sold certain assets, including certain of its operating subsidiaries (other than Finjan) and its sales and marketing assets, and Finjan granted a non-exclusive patent license to M86 for 7,075,629 shares of M86 common stock of which 1,548,148 were issued to Finjan and the balance of which were issued to FSI. In connection with that transaction, and subsequent to November 2009, FSI and its remaining subsidiaries (including Finjan) ceased the development, marketing and sale of its products, but Finjan retained all of its patents and related rights. In January 2012, Finjan purchased 1,837,595 shares of M86 Series C Preferred Stock and warrants to purchase 459,399 shares of M86 Series C Preferred Stock for an aggregate purchase price of $1,601,097. In March, 2012, M86 entered into a business combination with Trustwave Holdings, Inc., which we refer to as “Trustwave.” In connection with the transaction between Trustwave and M86, Finjan exchanged its interest in M86 for 409,747 shares of Trustwave Class A common stock. In conjunction with that transaction, Finjan modified the non-exclusive perpetual license to use certain of Finjan’s technology previously granted to M86, which license is fully paid unless certain conditions are satisfied, in which case Finjan may be entitled to receive additional payments from Trustwave. We are not entitled to future payments, if any, under such license, which are payable to FSI. In exchange for modifying such license, Finjan received 224,000 additional shares of Trustwave Class A common stock.

Following the M86 transactions, Finjan raised additional funds from its existing stockholders to finance its activities, which have consisted primarily of licensing and enforcing its intellectual property rights in network, web and endpoint security fields. See -Licensing and Enforcement Business below.

In August 2011, Finjan sold certain fully amortized patents for $1.6 million and incurred $0.3 million of fees associated with the transactions. Such patents were related to the protection of online images against unauthorized copying, which Finjan previously acquired from an unaffiliated third party in 2005.

In April 2013, Finjan distributed securities of two unaffiliated entities which it previously held to FSI, and made a payment of cash in an amount sufficient to repay and satisfy in full an intercompany loan from FSI to Finjan. Following that distribution, the board of directors and stockholders of FSI approved the dissolution of, and a plan of liquidation for, FSI that resulted, among other things, in the distribution of Finjan common stock to certain of FSI’s stockholders, each of whom received shares of our common stock in the Reverse Merger described below.

In June 2013, Finjan engaged in the Reverse Merger described below and became one of our wholly-owned subsidiaries. As described below, following the Reverse Merger, we have commenced discussions with various parties regarding potential licensing arrangements and commenced four litigations against parties we believe are using our patented technology without a license.

Licensing and Enforcement Business

Through Finjan, we generate revenues and related cash flows by granting intellectual property licenses for the use of patented technologies that we own. We actively license and enforce our patent rights against unauthorized use of our technologies (i.e. non-compliant licensees). Most of our license agreements, whether entered into via traditional licensing or enforcement litigation or otherwise, are structured on a paid-up basis (meaning we receive a one-time lump sum payment instead of future payments or royalties in exchange for a license to use our technology in accordance with the applicable license agreement), while some of our license agreements provide for future royalty payments in the event the licensee achieves milestones specified in the applicable license agreement. Upon entering into a new patent license agreement, the licensee typically agrees to pay consideration for sales made prior to the effective date of the license, in an amount related to the royalties we would have received had a license been in effect at the time of such sales.

Under U.S. law, a patent owner has the right to exclude others from making, selling or using the owner’s patented technology without a license to do so. In many cases, unauthorized users of our technology are unwilling, at least initially, to negotiate or pay reasonable royalties for their infringement of our patents and often fight any allegations of patent infringement. As a result of the common reluctance of patent infringers to negotiate and ultimately take a patent license without at least the threat of legal action, patent licensing and enforcement often begins with the filing of patent enforcement litigation. Accordingly, if we believe a party is required to license our patents in order to sell certain products and such party refuses to do so, we may institute legal action against them. In a patent infringement lawsuit, we would typically seek damages for past infringement and an injunction against future infringement. We evaluate, on a case by case basis, whether to commence litigation, pursue litigation until a judgment is obtained or settle litigation based on a number of factors, including the strength of our patent claims, validity, the evidence that the patent is being infringed and the terms of any proposed settlement or license agreement.

In June 2006, Finjan’s then parent filed a patent infringement lawsuit against Secure Computing Corp. and its subsidiaries, which we refer to collectively as “Secure Computing,” in the United States District Court for the district of Delaware, which we refer to as the “Secure Computing Litigation.” Finjan, which succeeded FSI as the plaintiff in the litigation, asserted that Secure

Computing had willfully infringed three of Finjan’s U.S. patents and sought an injunction and damages for such infringement. In the Secure Computing Litigation, Secure Computing filed counterclaims for patent infringement, asserting that Finjan was infringing two U.S. patents. At trial, a jury determined that Secure Computing willfully infringed Finjan’s three patents and found that Finjan did not infringe Secure Computing’s patents. The jury awarded Finjan approximately $9.0 million for past infringement in August 2009. In July 2011, the award was subsequently increased to approximately $37.3 million, including interest. Post judgment interest continued to accumulate until the date of the payment. The court also issued a permanent injunction prohibiting Secure Computing from making, using, selling or offering to sell any infringing products. In September 2011, Finjan received proceeds of approximately $28.0 million, net of $9.3 million contingency legal fees, from Secure Computing, including $3.1 million of interest, in satisfaction of the judgment.

In 2010, Finjan filed a patent infringement lawsuit against five additional software and technology companies, which we refer to as the “2010 Litigation.” Finjan negotiated out-of-court settlements with two of the defendants while three defendants continued to trial. Following a three-week jury trial held in December 2012, the jury rendered an adverse verdict in the 2010 Litigation. The jury concluded that the defendants that proceeded to trial were not liable for infringement and also concluded that certain claims in two of Finjan’s patents were invalid. Finjan filed a post-trial motion to set aside the jury’s verdict, but the motion was denied. The jury’s verdict rendering the subject claims of the two patents invalid is currently being appealed. There can be no assurance, however, that such appeal will be successful. If unsuccessful, the subject claims of the two patents will continue to be invalid in future licensing and enforcement actions.

In April 2012, Finjan entered into a binding memorandum of understanding, or “MOU,” with one of the parties in the 2010 Litigation. As part of the MOU, Finjan agreed to withdraw its claims against such party in the 2010 Litigation and grant such party a license to use Finjan’s patents. The license is fully paid up unless the holder of the license has aggregate annual net sales to third party distributors or re-sellers in excess of $10 million (which has not been achieved to date). The MOU provided for the issuance to Finjan of 3.765% of the party’s common stock, which had a fair value at the time of settlement of approximately $8.4 million, and cash payments in the aggregate amount of $3.0 million, payable in three equal payments of $1.0 million, within eighteen months after the effective date of the final settlement and license agreement. Finjan has received all of the above-mentioned shares and the three installment payments. The payments accrued interest at the rate of 4% per annum until paid and were recognized when such payments were received. Prior to the Reverse Merger, Finjan distributed all of the shares of common stock it received in the Settlement to its then-parent company and accordingly we do not own or have an interest in this company.

In November 2012, Finjan signed a Confidential Settlement, Release and License Agreement with one of the parties to the 2010 Litigation, a large, multinational software and technology company. Pursuant to the agreement, the counter-party paid a one-time fully paid up license fee to Finjan in the gross amount of $85 million in exchange for a perpetual, non-exclusive worldwide license to all of Finjan’s and its affiliates’ patents, including patent rights owned or controlled by Finjan or its affiliates as of the date of such agreement and patents with a first effective priority date occurring at any time prior to November 2022 that Finjan or its affiliates may own or control after the date of such agreement. Following the signing of the agreement, Finjan dismissed all claims against the counter-party (including its affiliates).

Since completing the Reverse Merger in June 2013, Finjan has filed four patent infringement lawsuits, which we refer to as the “Pending Litigation”). In each case, the patents subject to litigation relate to Finjan’s endpoint, web, and network security technologies. For additional information regarding the Pending Litigation, see “Item 3. Legal Proceedings.”

As discussed below, since completing the Reverse Merger, we have also commenced preliminary discussions with potential licensees during 2013 and, during the first quarter of 2014, we hired additional personnel (including our Vice President, Intellectual Property (IP) Licensing and our Vice President, Legal Operations) to pursue our licensing strategy.

Growth Strategy

Our mission is to invest in innovation and encourage the development of core intellectual property. We believe our patented technology that is capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers, is significant and we intend to further monetize our technology through licensing. This may include the pursuit of new patents relating to technology we currently own through the continued prosecution of pending patent applications relating to our existing technology, the identification of new uses for our existing technology that may be patentable (and obtaining patent protection for such new uses) and prosecuting patent applications in additional (non-U.S.) jurisdictions. We also intend to expand our technology and intellectual property portfolio through strategic partnerships and acquisitions, as discussed below. Future licensing efforts may involve negotiated transactions or, if necessary, enforcement of our patent rights through litigation or other means.

We are also actively developing a licensing campaign, pursuant to which we intend to negotiate license agreements with third parties without resorting to litigation. We have entered into preliminary discussions with several potential licensees. As discussed below, we are not currently engaged in research and development or the internal development of new technology.

In addition to expanding our intellectual property portfolio by seeking additional patent protections relating to technology we currently own (as described above), we intend to acquire and develop new technology and invest in intellectual property through acquisitions and strategic partnerships. We intend to broaden our technology and patent holdings by working with inventors, acquiring technology companies, investing in research laboratories, start-ups, universities, and by creating strategic partnerships with large companies seeking to effectively and efficiently monetize their technology and patent assets. Currently, however, we do not have the resources to engage in internal research and development or internal development of new technology through our current operating platform, and we expect that any new technology that we acquire in the foreseeable future will be developed by strategic partners or businesses that we acquire or in which we invest. We will depend upon acquisitions and strategic partnerships to acquire new technology, and we may acquire operating subsidiaries or enter into strategic partnerships with businesses that develop technology on an ongoing basis. While we anticipate that we will initially focus on acquisitions and strategic partnership involving technology relating to network, web and endpoint security, we may seek to diversify to a broader software definition in the future. Our experience with monetizing both technology and patents may be considered useful by potential acquisition candidates and strategic partners who may lack resources (in terms of capital, personnel and time) to effectively and efficiently generate a return for those investments. We anticipate each opportunity may require a unique deal structure and have contemplated a number of potential constructs; we may acquire outright applicable technology and patents for an upfront fee, pay royalties based on future licensing revenue with respect to the acquired technology and patents, or commit shares of our common stock to the extent permitted under applicable securities laws and the rules of any securities exchange on which our securities are listed or a combination of the above. Since completing the Reverse Merger, we have increased our staffing with a view towards a licensing campaign and otherwise pursuing our growth strategy. Among other things, our management has entertained discussions with potential sources of new technology regarding strategic opportunities, including strategic partnerships and acquisitions. On November 21, 2013, we made an investment in an Israel –based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies.

As part of our acquisition and strategic partnership strategy, we will seek to identify technology and patents that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services. To date, other than a small patent portfolio that we acquired in 2005 and substantially sold thereafter, we have not acquired any material technology or intellectual property from third parties and no assurance can be given that we will be able to execute our acquisition and strategic partnership strategy on terms acceptable to us, if at all. However, we intend to leverage the contacts and expertise of our directors and executive officers who, through their backgrounds in the venture capital, technology and intellectual property monetization industries have experience identifying potentially valuable opportunities for future investment.

Prior to the Reverse Merger, Finjan’s intellectual property enforcement was handled primarily by outside consultants (including outside legal counsel and technology experts) and prior to April 2013, Finjan had no full time employees or consultants. However, in April 2013, Finjan engaged Philip Hartstein to serve as Finjan’s President and Shimon Steinmetz to serve as Finjan’s Chief Financial Officer, in each case on a consulting basis. Upon the closing of the Reverse Merger, Messrs. Hartstein and Steinmetz were appointed as our President and Chief Financial Officer, respectively. In June 2013, we entered into employment agreements with each of Messrs. Hartstein and Steinmetz. During February 2014, we also hired a Vice President, Intellectual Property (IP) Licensing and a Vice President, Legal Operations as part of our efforts to pursue our licensing and enforcement business. We intend to hire or engage additional employees and/or consultants with skills and experience relevant to our online security technology business in the near term and to develop processes and procedures for identifying and evaluating the strength of a patent portfolio before the decision is made to acquire additional intellectual property or to commence enforcement actions. Among other sources, we intend to utilize our connections in venture capital, cybersecurity and technology industries to identify and retain talented personnel. There can be no assurances, however, that we will be successful in those endeavors.

Patented Technology

Through Finjan, we currently have twenty-one U.S. patents. Finjan’s current U.S. issued patents expire at various times from 2016 through 2032 and it currently has four U.S. patent applications pending. Finjan also has 11 international patents and four international patent applications pending as of the date of the report. Although we may from time to time focus on monetizing certain of these patents, we consider all of our patents to be “core” patents for our business.

The following table sets forth a brief description of Finjan’s issued U.S. patents, including their respective publication numbers, application filing date, issue date, expiration date and title.

Publication Number	File Date	Issue Date	Expiration Date*	Title
6092194	11/6/1997	7/18/2000	11/6/2017	System and method for protecting a computer and a network from hostile downloadables
6154844	12/22/1997	11/28/2000	12/22/2017	System and method for attaching a downloadable security profile to a downloadable
6167520	1/29/1997	12/26/2000	1/29/2017	System and method for protecting a client during runtime from hostile downloadables
6480962	4/18/2000	11/12/2002	1/29/2017	System and method for protecting a client during runtime from hostile downloadables
6804780	3/30/2000	10/12/2004	11/6/2017	System and method for protecting a computer and a network from hostile downloadables
6965968	2/27/2003	11/15/2005	7/1/2023	Policy-based caching
7058822	5/17/2001	6/6/2006	1/7/2023	Malicious mobile code runtime monitoring system and methods
7418731	5/3/2004	8/26/2008	4/27/2019	Method and system for caching at secure gateways
7613918	2/16/2006	11/3/2009	12/22/2017	System and method for enforcing a security context on a downloadable
7613926	3/7/2006	11/3/2009	11/6/2017	Method and system for protecting a computer and a network from hostile downloadables
7647633	6/22/2005	1/12/2010	1/7/2023	Malicious mobile code runtime monitoring system and methods
7756996	1/30/2004	7/13/2010	5/4/2029	Embedding management data within HTTP messages
7757289	12/12/2005	7/13/2010	5/12/2029	System and method for inspecting dynamically generated executable code
7930299	11/29/2006	4/19/2011	5/18/2027	System and method for appending security information to search engine results
7975305	12/9/2004	7/5/2011	8/18/2020	Method and system for adaptive rule-based content scanners for desktop computers
8015182	11/29/2006	9/6/2011	5/18/2027	System and method for appending security information to search engine results
8079086	5/26/2009	12/13/2011	1/29/2017	Malicious mobile code runtime monitoring system and methods
8087079	5/4/2007	12/27/2011	10/26/2030	Byte-distribution analysis of file security
8141154	6/14/2010	3/20/2012	12/12/2025	System and method for inspecting dynamically generated executable code
8225408	8/30/2004	7/17/2012	5/27/2021	Method and system for adaptive rule-based content scanners
8566580	7/23/2008	10/22/2013	7/9/2032	System for splitting an SSL connection between two security computers, designed specifically to address network security concerns

*	Patent expiration dates are routinely subject to dispute in patent infringement actions. No assurance can be given that third parties infringing our patents will not dispute the expiration dates of our patents or that we will be successful in defending against such disputes. See “Risk Factors—Risks Related to Our Web and Network Security Technology Business”

We continue to seek additional patent protection relating to the technology we currently own, most recently obtaining patent protection (U.S. Patent No. 8,566,580) relating to a proprietary system for splitting an SSL connection between two secure computers, designed specifically to address network security concerns. Splitting an SSL (secure socket layer) connection or ‘split tunneling’ allows a VPN (virtual private network) user to access a public network (e.g., the Internet) and a local network simultaneously, utilizing the same physical network connection. However, split tunneling can also enable users to bypass a company’s gateway level security, which represents a significant network security risk. The technique covered by the ‘580 patent is intended to address this and other critical cybersecurity issues.

As a core element of our continued patent licensing and enforcement business, our management team, having expertise with technology and IP monetization, alongside early company executives including Shlomo Touboul (Finjan’s founder) who consults with us, we monitor a number of markets and assess and observe the adoption of our patented technology in these markets. Our management team, in conjunction with outside legal, technical, and financial experts conclude on a case-by-case basis whether or not they believe that Finjan’s patented technology is being used. Based on these observations, we continue to believe our patented technologies are relevant in specific technology areas including endpoint/cloud software, web gateway/internet infrastructure, and networking equipment markets. From that basis, the Company pursues unlicensed entities through licensing, assertion of claims or both.

Competition

We expect to encounter significant competition in the area of patent acquisitions and enforcement. This includes a growing number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. Entities including Acacia Research Corporation, Interdigital, Inc., RPX Corporation, Rambus Inc., Tessera Technologies Inc., Wi-LAN Inc. and Pendrell Corp. compete in acquiring rights to patents, and we expect more entities to enter the market.

Other companies may develop competing technologies that offer better or less expensive alternatives to our patented technologies that we may acquire and/or out-license. Technological advances or entirely different approaches developed by one or more of our competitors could render certain of the technologies owned or controlled by our operating subsidiaries obsolete and/or materially reduce their value.

We also compete with venture capital firms, strategic corporate buyers and various industry leaders for technology acquisitions and licensing opportunities. Many of these competitors may have more financial and human resources than us as well as more experience operating in our industry. If we are successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in the online security industry, which we currently rely upon to generate future income.

Our Organic Fertilizer Business

Overview

Through our Converted Organics subsidiary, we operate a processing facility in Gonzales, California (CA) that uses food and agricultural waste as raw materials to manufacture all-natural fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sale to the agribusiness market. We anticipate that any future revenue from our fertilizer business will be based upon our continued operation of our Gonzales, CA facility and possibly licensing the use of our organic fertilizer manufacturing technology to others.

We are evaluating whether to continue our organic fertilizer business. There can be no assurance that we will continue to operate our organic fertilizer business as previously operated or at all, or that such business will become profitable.

Production and Sale of Organic Fertilizer

Our organic fertilizer is produced exclusively at our Gonzales, CA plant. The plant currently produces predominantly liquid products; with additional capital it could be modified to enable production of additional dry products as well. Revenue from our fertilizer manufacturing operations is predominately generated from the sale of liquid product to the agribusiness market in California, though we do generate a small amount of revenue from “tip fees” (which are fees charged to waste haulers who pay us a fee for accepting food waste generated by food distributors, food providers and hospitality venues) associated with the receipt of food waste at the facility and sales of a limited amount of dry products.

Through Converted Organics, we sell and distribute the fertilizer manufactured at the Gonzales, CA plant through a small group of sales professionals who seek out large purchasers of fertilizer for distribution in our target geographic and product markets. Key activities of the sales organization include the introduction of our products to target clients and the development of our relationships with them. Due to Converted Organics’ small size, we believe that the most efficient means of distributing our fertilizer products is on a whole-sale basis to regional distributors, and this method currently accounts for the majority of our sales. Distributors typically sell our fertilizer to farms, vineyards, and other end users. We do not receive proceeds from the resale of our fertilizer products by distributors to end users. To the extent that we make sales directly to customers, we generally require our customers to handle delivery of the product.

To generate product for sale, we use a high temperature liquid composting, or “HTLC,” process to convert food waste and other feedstock into fertilizer. In simplified terms, the process operates by encouraging naturally-occurring microbes to consume prepared feedstock. The action of the microbes on the feedstock is exothermic (heat-releasing), and causes the temperature of the feedstock to rise to very high, pathogen-destroying levels. Subsequently, thermophilic (heat-loving) bacteria naturally occurring in the food waste utilize oxygen to convert the waste into a rich blend of nutrients and single-cell proteins (aerobic digestion). Feedstock preparation, digestion temperature, rate of oxygen addition, acidity, and inoculation of the microbial regime are carefully controlled to produce products that are highly consistent from batch to batch. The HTLC method can be used in any future operating plants, whether owned by us or licensed. The HTLC technology that we use is not patented and, although we believe our know how and right to use this technology may provide a competitive advantage, we do not possess the right to exclude others from using the same or similar technology.

Our Gonzales, CA facility is our sole producer of our fertilizer product. Converted Organics, Inc., the former parent of Converted Organics of California, is considered the acquiree for accounting purposes in the Reverse Merger. The results of operations of Converted Organics have been included in our assets and liabilities and our historical operations since June 3, 2013, the date we completed the Reverse Merger. Accordingly, the following historical results of operations of Converted Organics are included in the pro forma financial information in the footnotes to the consolidated financial statements included elsewhere in this filing. During 2013, 2012 and 2011, Converted Organics generated approximately $1.6 million (of which approximately $0.7 million was generated after the Reverse Merger and is included in our results of operations), $1.5 million and $2.8 million of revenue, respectively, from the sale of fertilizer from this facility. During the year ended December 31, 2013, approximately 68% of the revenues generated by the Gonzales, CA facility were from a total of three customers, each of which distributes our fertilizer. During 2012, approximately 58% of the revenues generated by the Gonzales, CA facility were from a total of three customers, each of which distributes our fertilizer. During 2011, approximately 53% of the revenues generated by the Gonzales, CA facility were from a total of four customers, each of which distributes our fertilizer.

Since completing the Reverse Merger, we have placed our fertilizer business under new management and have worked to enhance the operations of its fertilizer business, principally by reducing costs. Under new management, our organic fertilizer business is poised to manufacture its first new product line in approximately three years. Our new product offerings are undergoing registration with the California Department of Food and Agriculture. Once registered, our new product offerings will include a liquid soil amendment complete with beneficial soil micro-organisms and probiotics and a vegan, powder based fertilizer.

Benefits of Our Fertilizer Products and Technology

The efficacy of our fertilizer products has been demonstrated both in university laboratories and multi-year growth trials. These field trials have been conducted on more than a dozen crops including potatoes, tomatoes, squash, blueberries, grapes, cotton, and turf grass. While these studies have not been published, peer-reviewed, or otherwise subject to third-party scrutiny, we believe that the trials and other data show our products to have several valuable attributes:

•	Plant Nutrition. Historically, growers have focused on the nitrogen (N), phosphorous (P) and potassium (K) content of fertilizers. As agronomists have gained a better understanding of the importance of soil culture, they have turned their attention to humic and fulvic acids, phytohormones, and other micronutrients and growth regulators not present in petrochemical-based fertilizers. We believe that the presence of such ingredients in our fertilizer may cause its use to have significant beneficial effects on soil and plant health.

•	Disease Suppression. Based on field trials of product produced using our technology, we believe our products possess disease suppression characteristics that may eliminate or significantly reduce the need for fungicides and other crop protection products. The products’ disease suppression properties have been observed under controlled laboratory conditions and in documented field trials. We also have field reports that have shown the liquid concentrate to be effective in reducing the severity of powdery mildew on grapes, the verticillium pressure on tomatoes, and the scab in potatoes

•	Soil amendment. As a result of its slow-release nature, our dry fertilizer product increases the organic content of soil, which improves granularity and water retention and thus reduces NPK leaching and run-off.

•	Pathogen-free. Due to high processing temperatures, our products are virtually pathogen-free and have an extended shelf life. We generally recommend that customers not store our fertilizer for more than 12 months.

In addition to these agricultural benefits, we have also achieved Organic Materials Review Institute (OMRI) and/or Washington State Department of Agriculture (WSDA) certification for many of our products, allowing growers to use them in certified organic farming.

Competition

We operate our organic fertilizer business in a very competitive environment. The organic fertilizer business requires us to compete in three separate areas — organic waste stream feedstock, technology, and end products — each of which is quickly evolving. We believe our organic fertilizer business will be able to compete effectively, with adequate financial resources, because of the abundance of the supply of food waste in our geographic markets, the pricing of our tip fees, and the quality of our products and technology.

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

There are a variety of methods used to treat organic wastes, including composting, digestion, hydrolysis, and thermal processing. Companies using these technologies may compete with us for organic material. These methods are defined as follows:

•	Composting. Composting is a natural process of decomposition that can be accelerated through the mounding of waste into windrows to retain the heat given off by bacteria involved in the decomposition process. Given the difficulties in controlling this process, the resulting compost is often inconsistent and generally commands a lower market price than our product. Further, large-scale composting facilities require significant amounts of land for operations, which, particularly in major metropolitan areas, may either not be readily available or may be too costly.

•	Digestion. Digestion may be either aerobic (requiring oxygen) like the HTLC process, or anaerobic (occurring without oxygen). Anaerobic digestion generally takes longer and produces significantly more odor as a result of the production of ammonia and methane, the latter of which is also a greenhouse gas. The methane gas produced has some value as a source of energy, but it is not readily transported and is thus generally limited to on-site use.

•	Hydrolysis. Hydrolysis is a chemical process by which water reacts with another substance, and it is usually catalyzed through the introduction of an acid. This reaction is used to convert cellulose present in the organic waste into sugars, which in turn may be converted into ethanol.

•	Thermal. Thermal technologies work by either completely or partially combusting organic materials for the purpose of generating electricity. Partial combustion methods may also lead to the production of useful and saleable byproducts, such as a variety of gases (e.g. hydrogen, carbon monoxide, and carbon dioxide) and organic liquids.

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

Target Markets

In the U.S., the majority of fertilizer is consumed by agribusiness, with the professional turf and retail segments consuming the remainder. The concern of farmers, gardeners, and landscapers about nutrient runoffs, soil health, and other long-term effects of conventional chemical fertilizers has increased demand for organic fertilizer. We have identified three target markets:

•	Agribusiness. Conventional farms, organic farms, horticulture, hydroponics, and aquaculture.

•	Turf Management. Professional lawn care and landscaping, golf courses, and sod farms, as well as commercial, government, and institutional facilities.

•	Retail Sales. Home improvement outlets, garden supply stores, nurseries, Internet sales, and shopping networks.

Due to cash and production limitations we are presently only marketing product into the agribusiness market.

We believe there are two primary business drivers influencing commercial agriculture. First, commercial farmers are focused on improving the economic yield of their land — i.e., maximizing the value derived from crop output (quantity and quality). Second, commercial farmers have begun to recognize the importance of reducing the use of chemical products while also meeting the demand for cost-effective, environmentally responsible alternatives. We believe this change in focus is the result of:

•	Consumer demand for safer, higher quality food;

•	The limitation on the use of certain synthetic products by government authorities, including nutrients such as nitrogen and chemicals such as methyl bromide;

•	Environmental concerns and the demand for sustainable technologies; and

•	Demand for more food for the growing world population.

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

Governmental Regulation

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

Environmental regulations will also govern the operation of our current facility and any future facilities. Regulatory agencies may require us to remediate environmental conditions at our locations. During the year ended December 31, 2013, expenses incurred to comply with environmental regulation applicable to our fertilizer business were immaterial.

Future Development

We need additional capital to build additional plants to grow our organic fertilizer business or we need to license others to use our technology. Our Converted Organics subsidiary does not have funds to build additional facilities and we have no plans to raise such funds or allocate funds generated from our online security technology business for that purpose. We are evaluating whether to continue our organic fertilizer business as currently conducted. There can be no assurance that we will continue to operate our organic fertilizer business as previously operated or at all. We do not intend to use significant amounts of cash on hand generated by Finjan to fund our organic fertilizer business.

Employees

As of December 31, 2013, we had twelve full-time employees, four part-time employees and four part-time consultants working for us, on a consolidated basis. We have dedicated nine full-time employees to our web and network security technology business, including our president, chief financial officer, and investor relations personnel, as well as three part-time consultant. In February 2014, we hired two additional full-time employees, who serve as our Vice President, Intellectual Property (IP) Licensing and Vice President, Legal Operations. In March 2014, the Company hired a Vice President, Corporate Counsel. Our management team and additional personnel that we may hire in the future will be primarily responsible for establishing and pursuing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing technology and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions. Although our management controls our overall litigation strategy and our strategy for each case we litigate (or settle), we nonetheless utilize outside legal counsel to execute aspects of our licensing and enforcement strategy (such as counsel we retain to prosecute enforcement actions, under the supervision of management) and technology and utilize consultants, including Shlomo Touboul, Finjan’s founder and former chief technology officer, to assess opportunities related to our technology and additional technologies we may pursue in the future. We intend to hire additional full-time employees (or additional consultants or independent contractors) in the near future to expand our online security technology business, although no assurance can be given that we will be able to attract or retain qualified employees on terms acceptable to us or at all. Three of our full-time employees work in connection with our organic fertilizer segment (one in office management, one in operations and one in sales). We also have four part-time employees and three part-time consultant in our organic fertilizer business. Neither we nor any of our subsidiaries is a party to any collective bargaining agreement. We consider our employee relations to be good.

Corporate Information and History

Corporate Information

Our principal executive offices are located at 122 East 42nd Street, New York, New York 10168. Our telephone number is (646) 755-3320 and our web address is www.finjan.com. Financial and other information can be accessed on the “Investors” section of our website. We make available through our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Also posted on our website are certain corporate governance documents, including our Code of Business Conduct and Ethics. The reference to our website is textual in reference only, and the information included or referred to on, or accessible through, our website does not constitute part of, and is not incorporated by reference into, this report or any other filing.

We also file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information.

Corporate History

Finjan Holdings, Inc. (formerly, Converted Organics Inc.) was incorporated in Delaware in January of 2006 for the purpose of establishing a waste-to-fertilizer business.

In February 2007, we successfully completed both a $9.9 million initial public offering of stock and a $17.5 million bond offering with the New Jersey Economic Development Authority. The net proceeds of these offerings were used to develop and construct a fertilizer manufacturing facility in Woodbridge, New Jersey. In January of 2008, we acquired the assets of Waste Recovery Industries, LLC and United Organic Products, LLC, including our processing facility in Gonzales, California and related technology rights. Also in 2008, operations commenced at the Woodbridge, New Jersey plant, with the production of dry fertilizer product beginning in 2009. We subsequently began distribution of the dry product in the professional turf and retail markets. In 2009, we also raised $27 million of additional capital and the Gonzales, California facility became cash flow positive. In 2010, we closed the Woodbridge, New Jersey plant, making the Gonzales, California plant our sole fertilizer manufacturing facility.

In March 2010, we began to operate an Industrial Wastewater Resources, or “IWR,” division to leverage our exclusive license of the LM-HT Concentrator technology for the treatment of industrial wastewater. On March 23, 2010, we entered into a loan and license agreement with Heartland Technology Partners, LLC, or “HTP.” On September 17, 2012, we completed a transaction with HTP whereby we terminated all rights under the license agreement in exchange for $650,000 and we no longer have any rights under that agreement. In light of the termination of our agreement with HTP, we will not generate future revenue from, or own any assets in, the IWR segment of our business.

On May 20, 2010, we formed TerraSphere Inc., a Delaware C corporation and a wholly owned subsidiary of the Company, for the purpose of acquiring the membership interests of TerraSphere Systems, LLC, or “TerraSphere Systems.” On July 6, 2010, we, TerraSphere Inc., Terrasphere Systems and the members of TerraSphere Systems entered into a membership interest purchase agreement, pursuant to which we agreed to acquire the membership interests of TerraSphere Systems. The agreement was approved by our stockholders on September 16, 2010 and we acquired 95% of the membership interests of TerraSphere Systems on November 12, 2010. TerraSphere Systems is in the business of designing, building, and operating highly efficient and scalable systems, featuring a patented, proprietary technology that utilizes vertically-stacked modules to house rows of plants, which are then placed perpendicular to an interior light source to grow pesticide and chemical-free organic fruits and vegetables. On December 7, 2012, we entered into an agreement, whereby we transferred our entire ownership of TerraSphere Inc. and its subsidiaries to a third party. The purchaser received all of the assets of TerraSphere Inc. and its subsidiaries, assumed all of the liabilities of TerraSphere Inc. and its subsidiaries and paid us nominal cash consideration. In light of the sale of TerraSphere Inc. and its subsidiaries, we will not generate future revenue from the vertical farming segment of our business.

On June 3, 2013, we entered into an Agreement and Plan of Merger, which we refer to as the “Merger Agreement,” with Finjan and COIN Merger Sub, Inc., or “Merger Sub,” pursuant to which Merger Sub merged with and into Finjan, with Finjan being the surviving corporation. Upon filing of the Certificate of Ownership and Merger reflecting the merger of Merger Sub with and into Finjan with the Delaware Secretary of State on June 3, 2013, we changed our corporate name from Converted Organics, Inc. to Finjan Holdings, Inc., without obtaining shareholder approval, through a short-form merger in accordance with Section 253 of the General Corporation Law of the State of Delaware. In connection with our name change, the symbol for our common stock was changed to “FNJN,” effective July 2, 2013. Throughout this filing, we refer to the transactions contemplated by the Merger Agreement as the “Reverse Merger.” The Reverse Merger was consummated on June 3, 2013. As a result of the Reverse Merger, Finjan became our wholly-owned subsidiary and former holders of Finjan’s capital stock received an aggregate of 20,467,058 shares (on an adjusted basis, after giving effect to the 1-for-12 reverse stock split that we effected on August 22, 2013) of our common stock, or 91.5% of our outstanding common stock at the effective time of the Reverse Merger (on a fully-diluted basis, but excluding any shares underlying the options to purchase up to an aggregate of 1,585,476 shares (on an adjusted basis, after giving effect to the 1-for-12 reverse stock split) of our common stock issued pursuant to the Merger Agreement).

On June 3, 2013, as a condition to the closing of the Reverse Merger, we entered into an Exchange Agreement, which we refer to as the “Exchange Agreement,” with Hudson Bay Master Fund Ltd., a Cayman Islands company, which we refer to as “Hudson Bay,” and Iroquois Master Fund Ltd., a Cayman Islands company, which we refer to “Iroquois.” Pursuant to the Exchange Agreement, immediately following the effectiveness of the Reverse Merger, each of Hudson Bay and Iroquois exchanged an aggregate of $1,192,500 principal amount of our convertible notes, 13,281 shares of our Series A Preferred Stock and warrants to purchase an aggregate of 105,554 shares (on an adjusted basis after giving effect to the 1-for-500 and 1-for-12 reverse stock splits effected on June 3, 2013 and August 22, 2013, respectively) of our common stock for an aggregate of 1,789,469 shares (on an adjusted basis, after giving effect to the 1-for-12 reverse stock split that we effected on August 22, 2013) of our common stock, or 8% of our outstanding common stock immediately following the Reverse Merger (on a fully-diluted basis, but excluding any shares underlying the options to purchase up to an aggregate of 1,585,476 shares (on an adjusted basis, after giving effect to the 1-for-12 reverse stock split) of our common stock issued pursuant to the Merger Agreement). Each of Hudson Bay and Iroquois also released us, our affiliates, subsidiaries and related companies from any and all debts, liabilities and other claims with respect to such convertible notes, Series A Preferred Stock and warrants.

For additional information regarding Finjan’s corporate history, please see “Business—Online Security Technology—Development of Finjan’s Business” above.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks, uncertainties and other factors described below, in addition to the other information set forth in this filing, before deciding whether to invest in shares of our common stock. Any of these risks, uncertainties and other factors could materially and adversely affect our business, financial condition, results of operations, cash flows or prospects. In that case, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock. See also “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Web and Network Security Technology Business

Finjan’s limited operating history following its 2009 asset sale makes it difficult to evaluate its current business and future prospects.

Following the sale of Finjan’s sales, marketing and certain other assets in 2009, Finjan’s business has consisted primarily of prosecution of the Secure Computing Litigation, the 2010 Litigation and, more recently, the Pending Litigation. Since 2009, Finjan has generated significant, but sporadic cash flows and net income through its licensing and enforcement activities. Finjan has a very limited track record, as a stand-alone entity, in executing its business plan which includes, among other things, acquiring, prosecuting, licensing, litigating or otherwise monetizing patent assets. Finjan’s limited operating history, as a stand-alone entity, in its current line of business makes it difficult to evaluate our current business model and future prospects. There is a significant risk that we will not be able to implement or execute our current business plan, or demonstrate that its business plan is sound.

We are presently reliant exclusively on a limited number of patented technologies that we own through Finjan.

Finjan derives substantially all of its income from a relatively small number of key technologies. Since the sale of Finjan’s operating assets in 2009, its assets have consisted primarily of twenty-one U.S. and eleven international patents that we intend to monetize. Finjan’s current U.S. issued patents expire at various times from 2016 through 2032 and it currently has four U.S. patent applications and four international patent applications pending as of the date of the filling. As new technological advances occur, many of the patented technologies we own through Finjan may become obsolete before they are completely monetized. If we are unable to monetize our current patent assets for any reason, including obsolescence of our technology, the expiration of our patents or any other reason, we may be unable to acquire additional assets. If this occurs, our business and prospects would be materially harmed.

Any failure to protect or enforce our patent or other intellectual property rights could significantly impair our business.

Our ability to successfully operate our business depends largely on the validity and enforceability of our patent rights and the relevance of our patent rights to commercially viable products or services. Third parties have challenged, and we expect will continue to challenge, the infringement, validity and enforceability of certain of our patents. In some instances, our patent claims could be substantially narrowed or declared invalid, unenforceable, not essential or not infringed. We cannot assure you that the validity and enforceability of our patents will be maintained or that our patent claims will be applicable to any particular product or service. In addition, the U.S. Patent and Trademark Office, or the “USPTO,” could invalidate or render unenforceable our current or future patents (if any) or materially narrow the scope of their claims during the course of a re-examination. Any significant adverse finding as to the validity, enforceability or scope of certain of our patents and/or any successful design around certain of our patents could materially and adversely affect our ability to secure future settlements or licenses on beneficial terms, if at all, and otherwise harm our business.

Adverse verdicts, including the adverse verdict rendered in the 2010 Litigation, may adversely affect our business.

In connection with the 2010 Litigation, a trial jury concluded that the defendants that proceeded to trial were not liable for infringement and also concluded that certain claims in two of Finjan’s patents are invalid. Finjan filed a post-trial motion to set aside the jury verdict, but the motion was denied. We are appealing the jury verdict rendering the subject claims in the two patents invalid. There can be no assurance, however, that such appeal will be successful. If our appeal is not successful, the subject claims of the two patents will continue to be invalid in future licensing and enforcement actions.

The value of our patent assets may decline.

We will likely be required to spend significant time and resources to maintain the effectiveness of our issued patents by paying maintenance fees and making filings with the USPTO as well as prosecuting our patent applications. In the future, we may acquire patent assets, including patent applications, which require us to spend resources to prosecute the applications with the USPTO.

Despite efforts to protect our intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

•	our applications for patents may not be granted and, if granted, may be challenged or invalidated;

•	issued patents may not provide us with any competitive advantages versus potentially infringing parties;

•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or

•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we acquire and/or prosecute.

Moreover, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or where competitors may operate. If we fail to maintain, defend or prosecute our patent assets properly, the value of those assets would be reduced or eliminated, and our business would be harmed.

We expect to be involved in costly, time-consuming and uncertain litigation and administrative actions to enforce our patents, which may adversely affect our financial condition and our ability to operate our business.

If we believe a third party is required to obtain a license to use our technology, we may commence legal or administrative action if the third party refuses to enter into a license agreement with us. Patent litigation is inherently risky and the outcome is uncertain and we cannot predict the outcome of any future litigation or administrative action. Many of the other parties we believe infringe our patents, are large and well-financed companies with substantially greater resources than us and may devote substantial resources toward avoiding or limiting liability and the amount of associated damages for infringing our patents. We could also face counterclaims that challenge the essential nature, validity, enforceability or infringement of our patents. Regardless of whether legal action is successful, legal and expert fees and other costs associated with enforcement action have been, and may continue to be, significant.

Our cash flows are unpredictable, and this may harm our financial condition or the market price for our common stock.

The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the growth rates of our licensees, the outcome of enforcement actions and certain other factors. As such, our income and cash flows may vary significantly from period to period, which could make our business difficult to manage, adversely affect our business and operating results, cause our annual or quarterly results to fall below market expectations and adversely affect the market price of our common stock.

Our cash flows and income have been derived from a limited number of sources.

Our net income in recent years has been derived from a limited number of settlements and license agreements, and we expect that, in the near term, any income that we generate will be derived from a limited number of sources. In 2011, we derived approximately $24.9 million of income from a single settlement. In 2012, we derived approximately $77.4 million of income from two settlements. In 2013, we did not generate any income from our web and endpoint security technology segment other than a $1.0 million installment on a license entered into in connection with a settlement agreement entered into in 2012. If we are unable to identify other third parties who use our technology, our future income and cash flow could be adversely affected.

If we are unable to identify sources of new technology, our growth strategy may fail.

We do not invent new technologies or products and our growth strategy will depend, in part, on our ability to identify technology, patent portfolios, and other acquisition candidates. To date, other than our Reverse Merger of Finjan, neither we nor Finjan has engaged in any material acquisitions of technology or intellectual property assets from unaffiliated third parties. If we are unable to establish and maintain relationships within our industry, we may not be able to identify new technology-based opportunities for sustainable revenues and growth. Even if we are successful in establishing relationships with sources of technology, those relationships may not provide the volume or quality of technology and/or intellectual property assets necessary to sustain our licensing and enforcement business. If we are unable to identify and establish meaningful relationships with sources of technology and intellectual property our growth strategy may fail.

We may be unable to achieve the financial or other goals intended at the time of any potential acquisition.

Acquisitions of technology patent portfolios or companies holding such assets are subject to numerous risks, including the following:

•	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

•	our inability to achieve the anticipated financial and other benefits of a specific acquisition;

•	our inability to retain key personnel from an acquired company, if necessary;

•	difficulty in maintaining controls, procedures and policies during the transition and integration process;

•	diversion of our management’s attention from other business concerns; and

•	failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business and prospects could be adversely affected. Depending upon the nature and structure of future acquisitions, our stockholders may not have the ability to vote on, or consent to, the consummation of any such acquisition.

The technology we acquire in the future, if any, may not be commercially successful.

We may acquire patents and technologies that are in the early stages of adoption in the commercial and consumer markets. Demand for some of these technologies may be untested and subject to fluctuation based upon the rate at which our patents and technologies are adopted in products and services. These technologies may require long development cycles and a substantial investment before we can determine their commercial viability. As a result, there can be no assurance as to whether technologies we acquire will have value that can be monetized.

Failures in our due diligence and/or inaccuracies of representations and warranties made by third parties may expose us to material liabilities, write-downs or write-offs in the future.

We expect to conduct due diligence investigations of the technology and patent assets we seek to acquire in the future. Due diligence is time consuming and expensive and, at times, we may also rely on opinions or representations or warranties of third parties to supplement or replace our own independent due diligence. Even if we conduct extensive due diligence on particular technology or patent assets, this diligence may not reveal all material issues that affect the acquisition. If our diligence fails to identify issues related to the applicable technology or patent assets or industry to which they relate, or opinions, representations or warranties prove to be inaccurate, we may be forced to later write-down or write-off assets, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, we may acquire technology and patent assets from a seller who does not have proper title to those assets. In those cases, we could lose part or all of our investment in the assets.

Our acquisitions of technology and patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patent, technology or other intellectual property assets may be time consuming, complex and costly to consummate. As a result, we expect to incur significant operating expenses and may be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any technology or patent assets or, if consummated, proves to be unprofitable for us. These costs could adversely affect our operating results, and if we incur losses, the value of our securities could decline.

It may be difficult for us to verify royalty amounts that we are owed under licensing agreements, and this may cause us to lose revenues.

We anticipate that the terms of license agreements may require licensees to document their use of our technology and report related data to us on a periodic basis. Although license terms may give us the right to audit books and records of licensees to verify this information, audits can be expensive and time consuming, and may not be cost-effective based on our understanding of a licensee’s business. Furthermore, any license compliance program that we establish to audit certain licensees in order to review the accuracy of the information contained in their royalty reports may not be effective to ensure we receive royalties to which we are entitled.

The success of our online security technology business depends in part upon our ability to retain the best legal counsel to represent us in patent enforcement litigation.

The success of our licensing and enforcement business depends upon our ability to retain the best legal counsel to advise us and manage our enforcement and litigation activities. As our licensing and enforcement actions increase, it may become more difficult to find the best legal counsel to handle our active litigation cases as conflicts prevent them from representing us.

In connection with patent enforcement actions, a court may rule that we have violated certain statutory, regulatory, federal, local or governing rules or standards, which may expose us to certain material liabilities.

In connection with licensing and enforcement actions, it is possible that a defendant may claim and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if we or our subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and our financial position.

New legislation, regulations, executive orders or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our income.

If new legislation, regulations or rules are implemented either by Congress, the USPTO or the courts or if the President of the United States issues executive orders that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and income. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our income derived from such enforcement actions.

Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

Our patent enforcement actions are almost exclusively prosecuted in federal court. We believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges, and as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

Any reductions in the funding of the USPTO could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

Our business plan includes the possible acquisition of patent applications pending before the USPTO. The value of any patent application we acquire will be dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could materially delay the process by which the USPTO issues patents and consequently any income that may be derived for the technology claimed in the patent application. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an unexpected increase in our expenses.

Competition for patent rights and patent portfolios is intense.

We expect to encounter competition in the area of patent acquisition and enforcement as the number of companies entering this market is increasing. This includes competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. Entities including Acacia Research Corporation, InterDigital, Inc., RPX Corp, Rambus Inc., Tessera Technologies Inc., Wi-LAN Inc. and Pendrell Corp compete in acquiring rights to patents, and we expect more entities to enter the market.

We anticipate that our future licensing and enforcement business will compete with venture capital firms and various industry leaders for technology licensing opportunities. Many of these competitors may have more financial and human resources than we do. If we or our competitors are successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we plan on pursuing to generate future income.

The markets served by our online security technology are subject to rapid technological change, and if we is unable to acquire new technologies and patents, our ability to generate income could be substantially impaired.

The markets served by our online security technology and our licensees frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Online security products are based on continually evolving industry standards. This will require continued efforts and success in acquiring new patent portfolios with licensing and enforcement opportunities. If we are unable to acquire new patented technologies and patent portfolios, or to identify and ensure compliance with evolving industry standards, our ability to generate income could be substantially impaired and our business and financial condition could be materially harmed.

We may require additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

Based on our current operating plans, our current resources are expected to be sufficient to fund our planned operations at least for the coming twelve months. We may nonetheless seek to raise additional financing if our board of directors determines that it is advisable to do so. We may also need to raise additional funds in connection with any acquisitions of technology or intellectual property assets that we pursue or to fund licensing and enforcement actions.

While we may need to seek additional funding, we may not be able to obtain financing on acceptable terms, or at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans.

In certain acquisitions of patent assets, we may seek to defer payment or finance a portion of the acquisition price. This approach may put us at a competitive disadvantage and could result in harm to our business.

We have limited capital and may seek to negotiate acquisitions of technology and intellectual property assets where we can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, we might not compete effectively against other companies in the market for acquiring these assets, many of whom have greater cash resources than we have.

Our public company disclosure obligations may have unintended adverse consequences on our licensing and patent enforcement strategy.

We are subject to the disclosure and reporting requirements of applicable US securities laws and, if our securities are listed on a stock exchange, will be subject to the applicable stock exchange’s disclosure rules. In order to comply with such laws and rules, we may be required to disclose certain information that may be detrimental to our current or future litigation strategies. In addition, our disclosure obligations may adversely affect our ability to enter into license or settlement agreements with third parties who are reluctant to have the terms of such agreements publicly disclosed. To the extent permitted by applicable law and rules, we may incur additional costs and expenses seeking confidential treatment of certain information reflected in our license or settlement agreements.

Risks Related to Our Organic Fertilizer Business

Our organic fertilizer business could fail.

Prior to the Reverse Merger, we suffered recurring losses and negative cash flows from operations, and Converted Organic’s working capital was severely limited. Prior to the Reverse Merger, our independent registered public accounting firm added an explanatory paragraph to its report for the year ended December 31, 2012 with respect to our ability to continue as a going concern. Our consolidated financial statements as of and for the years ended December 31, 2012 and 2011, which reflected only our organic fertilizer business, were prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. While we are significantly better capitalized since the Reverse Merger, if our organic fertilizer business continues to lose money, we may liquidate the assets of our Converted Organics subsidiary and we might receive significantly less than the values at which they are carried on our consolidated financial statements. We are evaluating whether to continue our organic fertilizer business. There can be no assurance that we will continue to operate our organic fertilizer business as previously operated or at all, or that such business will become profitable.

If the National Organic Program changes its standards with respect to the use of any ingredient in organic fertilizer production, we may no longer be allowed to sell certain of our products into the organic markets, which would materially lower sales at our Gonzales, CA facility.

Our organic fertilizer business is subject to regulation by the National Organic Standards Board (NOSB) with regard to ingredients included in the production of organic fertilizers. Currently, all of the ingredients used in our organic fertilizer production are classified as organic; however, the NOSB does meet to reconsider items on a periodic basis. In 2011 they reviewed Corn Steep Liquor, one of our major components of production and the organic classification was not changed for that ingredient.

If our organic fertilizer business continue to incur significant losses, we may never operate our organic fertilizer segment profitably.

From inception through December 31, 2013, our organic fertilizer business has incurred a substantial accumulated net loss. The revenues that our Gonzales, CA facility began to generate in February 2008 have not yet resulted in the organic fertilizer segment earning a profit. Our organic fertilizer business may continue to incur losses for at least the near future. There is no assurance that our cost cutting and marketing initiatives, or any initiative we may undertake in the future in our organic fertilizer segment will make our organic fertilizer business profitable.

We may be unable to establish marketing and sales capabilities necessary to commercialize and gain market acceptance for our organic fertilizer products.

We currently have limited resources with which to expand our organic fertilizer sales and marketing capabilities. Co-promotion or other marketing arrangements to commercialize our planned organic fertilizer products could significantly limit the revenues we derive from our organic fertilizer segment, and the parties with whom we would enter into such agreements may fail to commercialize our products successfully. Our organic fertilizer products address different markets and can be offered through multiple sales channels. Addressing each market effectively will require sales and marketing resources tailored to the particular market and to the sales channels that we choose to employ, and we may not choose to develop such specialized marketing resources.

Energy and fuel cost variations could adversely affect operating results and expenses.

Energy costs, particularly electricity and natural gas, constitute a substantial portion of our operating expenses within our organic fertilizer segment. The price and supply of energy and natural gas are unpredictable and fluctuate based on events outside our control, including demand for oil and gas, weather, actions by Organization of Petroleum Exporting Countries, or “OPEC”, and other oil and gas producers, and conflict in oil-producing countries. Price escalations in the cost of electricity or reductions in the supply of natural gas could increase operating expenses and negatively affect our results of operations. We may not be able to pass through all or part of the increased energy and fuel costs to our customers.

Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important proprietary rights.

We may have to defend ourselves against patent and other infringement claims asserted by third parties regarding the technology we own or have licensed in connection with our organic fertilizer business, resulting in diversion of management focus and additional expenses for the defense of claims. In addition, if a patent infringement suit was brought, we might be forced to stop or delay the development, manufacture or sales of potential products that were claimed to infringe a patent covering a third party’s intellectual property unless that party granted us rights to use its intellectual property. We may be unable to obtain these rights on terms acceptable to us, if at all. If we cannot obtain all necessary licenses or other such rights on commercially reasonable terms, we may be unable to continue selling such products. Even if we are able to obtain certain rights to a third party’s patented intellectual property, these rights may be non-exclusive, and therefore our competitors may obtain access to the same intellectual property. Ultimately, we may be unable to commercialize our potential products or may have to cease some or all of our business operations as a result of patent infringement claims, which could severely harm our business.

Defects in our products or failures in quality control could impair our ability to sell our products or could result in product liability claims, litigation and other significant events with substantial additional costs.

Detection of any significant defects in our organic fertilizer products or failure in our quality control procedures may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, and injury to our reputation. The costs we may incur in correcting any product defects may be substantial. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail, would be time consuming and costly to defend, and if we do not prevail, could result in the imposition of a damages award. We presently maintain product liability insurance; however, it may not be adequate to cover any claims.

Changes in environmental regulations or violations of such regulations could result in increased expense and could have a material negative effect on our financial performance.

Our organic fertilizer business is subject to extensive air, water and other environmental regulations and we need to maintain our environmental permits, and need to obtain a number of environmental permits to construct and operate our organic fertilizer segment. If for any reason any of these permits are not maintained or granted, construction costs for our facilities may increase, or the facilities may not be constructed at all. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to invest or spend considerable resources in order to comply with future environmental regulations. In 2010, we were fined for alleged environmental violations in connection with the operation of our Woodbridge, NJ facility, which we closed in 2010 making our Gonzales, CA facility our only fertilizer manufacturing facility. Our failure to comply with environmental regulations could cause us to lose our required permits, which could cause the interruption or cessation of our operations. Furthermore, the expense of compliance could be significant enough to adversely affect our operation and have a material negative effect on our financial performance.

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

For future facilities, if any, we may need certain permits to operate solid waste or recycling facilities, as well as permits for our sewage connection, water supply, land use, air emission, and wastewater discharge. The specific permit and approval requirements are set by the state and the various local jurisdictions, including but not limited to city, town, county, township, and state agencies having control over the specific properties. Permits once given may be withdrawn. Inability to obtain or maintain permits to construct, operate or maintain our facilities will severely and adversely affect our business.

The fertilizer industry is highly competitive, which may adversely affect our ability to generate and grow sales.

Chemical fertilizers are manufactured by many companies, are plentiful, and are relatively inexpensive. In addition, there are over 1,700 “crop products” registered as “organic” with the Organic Materials Review Institute, a number that has more than doubled since 2002. If we fail to keep up with changes affecting the markets that we intend to serve, our organic fertilizer business will become less competitive, thereby adversely affecting our financial performance.

Pressure by our customers to reduce prices and agree to long-term supply arrangements may adversely affect our net sales and profit margins.

Our organic fertilizer business’s current and potential customers, especially large agricultural companies, are often under budgetary pressure and are very price sensitive. Our customers may negotiate supply arrangements with us well in advance of delivery dates, thereby requiring us to commit to product prices before we can accurately determine our final costs. If this happens, we may have to reduce our conversion costs and obtain higher volume orders to offset lower average sales prices. If we are unable to offset lower sales prices by reducing our costs, our gross profit margins will decline, which could have a material negative effect on our financial performance.

Our use of HTLC technology imposes obligations on us related to infringement actions that may become burdensome.

If our use of HTLC technology is alleged to infringe the intellectual property of a third party, we may become obligated to defend such infringement action. In such an event, we may become obligated to find alternative technology or to pay a royalty to a third party in order to continue to operate.

We do not hold a patent for the HTLC technology that we use, and our intellectual property rights in the HTLC process are limited to our know-how. Our possession of rights to use the know-how related to our HTLC technology will not be sufficient to prevent others from employing similar technology that we believe is infringing. Accordingly, we may not possess the right to exclude third parties from using the same or similar technology in competition with us.

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

Inclement weather and natural disasters may adversely affect our organic fertilizer business.

Our Gonzales, CA facility is susceptible to floods, earthquakes and other adverse weather conditions and natural disasters. Weather conditions and natural disasters could disrupt our operations at our fertilizer production facility, interrupt the delivery of products to our customers, substantially increase the cost of production, including the cost of supplies and materials and substantially increase the cost of energy needed to operate our facility or deliver products to or from our facility. Severe weather conditions and natural disasters could also cause material damage to, or the destruction of, our facility and equipment, mechanical failures, the loss of raw materials, or the release of hazardous materials from our facility or storage tanks located on our property. We do not currently maintain insurance against all of these risks. Accordingly, adverse weather and natural disasters could materially and adversely affect our financial condition, results of operations, or cash flows.

We have little or no experience in the fertilizer industry, which increases the risk of our inability to build or license our facilities and operate our business.

We are currently, and are likely for some time to continue to be, dependent upon our present (i.e., post-Reverse Merger) management team to operate our organic fertilizer business. Most of these individuals are experienced both in business generally and in the governance and operation of public companies. However, our present (post-Reverse Merger) management team does not have experience in organizing the construction, equipping, and start-up of a food waste conversion facility. As a result, we may not develop our organic fertilizer business successfully or at all.

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

Our organic fertilizer business is dependent on a small number of major customers for its revenues and the loss of any of these major customers would adversely affect our organic fertilizer business.

Our Gonzales, CA facility relies on a few major customers for a majority of its revenues. During 2013 and 2012, approximately 68% and 58% of the revenues, respectively generated by the Gonzales, CA facility were from a total of three customers: Crop Production Services, NH3 Service Company, Inc. and JR Simplot Company, each of which distributes our fertilizer. We do not have any long-term agreements with any of our customers. The loss of any of our major customers could adversely affect our organic fertilizer business.

Risks Related to Our Common Stock

We will incur increased costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies.

We incur legal, accounting and other expenses as a result of being a public company. Prior to the Reverse Merger, Finjan was a private company and not subject to these expenses. While we were a public company subject to these costs prior to completing the Reverse Merger, the costs associated with being a public company are not reflected in our historical financial statements because Finjan was the accounting acquirer in the Reverse Merger, and, as such, our historical financial statements are those of Finjan. Moreover, we may need to enhance and supplement Finjan’s internal accounting resources with additional accounting and finance personnel with the requisite public company experience and expertise, as well as refine our quarterly and annual financial statement closing process, to enable us to satisfy our reporting obligations. We will need to devote time and financial resources to compliance programs, investor relations activities, financial reporting obligations and other activities relevant to being a public company. The costs associated with these activities, as well as any diversion of management’s time and attention, may have a material adverse effect on our future business. In light of these costs and the changes in our management, business and growth strategy that resulted from the Reverse Merger, the public company costs that we incurred prior to the Reverse Merger may not be indicative of the costs we will incur in the future.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2013. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable reports or prevent fraud, our operating results could be harmed.

We have identified material weaknesses in our internal control over financial reporting pertaining to insufficient controls over (i) the calculation and recording of cost of goods sold in our organic fertilizer segment, (ii) the recording of sales transactions in our organic fertilizer segment and (iii) the documentation of support for assessing the fair value of component elements of our litigation settlements and judgment award during the years ended December 31, 2012 and 2011. See “Item 9A—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting.”

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In addition, due to the identified material weaknesses, management has concluded that as of December 31, 2013, our disclosure controls and procedures were ineffective. The existence of material weaknesses could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis and, as a result, we may be unable to timely meet our reporting obligations with the SEC. The existence of material weaknesses also could adversely affect the market price of our common stock and subject us to sanctions or investigations by the SEC and other regulatory authorities.

As of the date of filing this annual report on Form 10-K, we have implemented remedial measures related to the identified material weakness. We did not, however, have sufficient time to test the effectiveness of the controls we put in place as of December 31, 2013. Despite our ongoing remediation efforts intended to ensure compliance with the Section 404 requirements, any control system regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to remediate the weaknesses identified are not successful or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in our stock price and investor confidence, or other material effects on our business, reputation, results of operations, financial condition or liquidity.

Concentration of ownership among our existing executive officers, directors and their affiliates, and others who beneficially own at least 10% of our outstanding common stock, may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates, together with others who own at least 10% of our outstanding common stock, beneficially own or control approximately 66% of our common stock. Accordingly, these persons, acting individually or as a group, will have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of our company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

A significant number of shares of common stock will be eligible for sale and depress the market price for our common stock. Future sales by us or our existing shareholders could similarly depress the market price of our common stock.

We have filed a registration statement with the Securities and Exchange Commission which seeks to register the resale of a significant number of our shares of common stock. If such registration statement is declared effective, such shares will become eligible for sale in the public market, which could cause the market price for our common stock to decline significantly. If our existing stockholders sell a large number of shares of our common stock, or if we sell additional common stock or securities that are convertible into common stock, in the future, the market price of our common stock similarly could decline. Further, even the perception in the public market that we or our existing shareholders might sell shares of common stock could depress the market price of our common stock.

An active, liquid and orderly trading market for our common stock may not develop, and the price of our stock may be volatile and may decline in value.

There currently is only limited trading in our common stock. An active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Market prices for technology companies have been particularly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•	developments in relationships with licensees;

•	our or our competitors’ technological innovations;

•	announcements of developments in our patent enforcement actions;

•	developments or disputes concerning our patents;

•	variations in our quarterly and annual operating results;

•	our failure to meet or exceed securities analysts’ expectations of our financial results;

•	a change in financial estimates or securities analysts’ recommendations;

•	changes in management’s or securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	the current sovereign debt crises affecting several countries in the European Union and concerns about sovereign debt of the United States.

Our common stock may not be eligible for listing on a national securities exchange.

Our common stock is currently quoted on the OTCQB tier of OTC Markets, an over-the-counter quotation service. Securities quoted in over-the-counter venues often lack liquidity and analyst coverage, which may result in lower prices for our common stock than might be obtained in a larger, more established stock exchanges and may also result in a larger spread between the bid and asked price for our common stock. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing.

Our common stock may be considered a “penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be less than $5.00 per share and therefore may be a “penny stock.” Broker and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares of our common stock in the future.

Our shareholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

Our authorized capital stock consists of one billion (1,000,000,000) shares of common stock and 10,000,000 shares of blank check preferred stock. If we engage in capital raising activities in the future, including issuances of common stock or securities that are convertible into, or exercisable for, our common stock, to fund the growth of our business, our shareholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have adopted an equity incentive plan pursuant to which equity awards may be granted to eligible employees (including our executive officers), directors and consultants, if our board of directors determines that it is in the best interest of the Company and our shareholders to do so. The issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our shareholders and adversely affect our earnings.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports. We may not obtain analyst coverage in the future. Any analysts that do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about our competitors. If any analyst who may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose, or never gain, visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The price of our common stock following the Reverse Merger may be affected by factors different from those previously affecting the shares of Converted Organics.

Our business differs materially from the business of the Company prior to the Reverse Merger and, accordingly, our results of operations and the trading price of our common stock following the completion of the Reverse Merger may be significantly affected by factors different from those previously affecting the independent results of our operations because the combined company will be conducting activities not undertaken by us prior to the completion of the Reverse Merger.

We do not anticipate paying any dividends in the foreseeable future.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future.

Our future results may differ materially from the unaudited pro forma financial statements presented in connection with the Reverse Merger.

Our future results may be materially different from those shown in the unaudited pro forma combined financial statements prepared in connection with the Reverse Merger, which show only a combination of the historical results of Finjan and the Company presented by Finjan and the Company in connection with the Reverse Merger. We incurred $790,000 in costs associated with the completion of the Reverse Merger. Furthermore, these costs decreased the capital that we are able to use for continued development of our business and may cause us to seek to raise new capital sooner than expected.

Anti-takeover provisions in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of our company difficult.

Our certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. For example, our board of directors is authorized by our certificate of incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. In addition, the issuance of a series of preferred stock could impede a business combination by including class voting rights that would enable a holder to block such a transaction, or by adversely affecting the voting power of holders of our common stock. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

If we issue shares of preferred stock, investments in common stock could be diluted or subordinated to the rights of the holders of preferred stock.

Our board of directors is authorized by our certificate of incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable a holder to block such a transaction. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of holders of our common stock. Although our board of directors is required to make any determination to issue preferred stock based on its judgment as to the best interests of our stockholders, our board of directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our stockholders might believe to be in their best interests or in which such stockholders might receive a premium for their stock over the then-market price of such stock. Presently, our board of directors does not intend to seek stockholder approval prior to the issuance of currently authorized preferred stock, unless otherwise required by law or applicable stock exchange rules. Although we have no plans to issue any additional shares of preferred stock or to adopt any new series, preferences or other classification of preferred stock, any such action by our board of directors or issuance of preferred stock by us could dilute your investment in our common stock and warrants or subordinate your holdings to such shares of preferred stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our principal executive office is located at 122 East 42nd Street, New York, NY 10168, which we use in connection with our web and network security technology segment and for general corporate purposes.

We occupy the space for our principal executive office pursuant to a lease agreement, dated September 9, 2013, with 122 East 42nd Street, LLC. Under the lease, for a period of five years from October 1, 2013, the commencement date of the lease, we owe an initial annual rent of $138,952, payable in monthly installments of $11,579, unless earlier terminated in accordance with the lease. The annual rental rate, beginning after the first year, is subject to an increase, on a cumulative basis, at a rate of 2.5% per annum compounded annually. Our office space at 122 East 42nd Street replaced our office at 261 Madison Avenue, New York, NY 10016.

We have a lease for land in Gonzales, CA, where our Gonzales, CA facility is located. The land is leased from Valley Land Holdings (“VLH”), a California LLC whose sole member is a former officer and a former director of our company. The lease provides for a monthly rent of $10,433. The lease is renewable for three 5-year terms after the expiration of the initial 10-year term. In addition, to leasing the land on which the Gonzales, CA facility is located, we own the operating equipment used in the facility. Our Gonzalez, CA facility is used in our organic fertilizer segment. Effective April 15, 2013, we assigned our rights and obligations under our Gonzales, CA lease to our Converted Organics subsidiary, which assumed our obligations thereunder.

ITEM 3. LEGAL PROCEEDINGS.

Matter 1: Finjan filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is infringing U.S. Patent Nos. 6,804,780, 8,079,086, 7,975,305, 8,225,408, 7,058,822, 7,647,633 and 6,154,844 patents. There can be no assurance that the Company will be successful in litigating these claims.

Matter 2: Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc. in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat Systems, Inc. is infringing U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,647,633. There can be no assurance that the Company will be successful in settling or litigating these claims.

Matter 3: Finjan filed a patent infringement lawsuit against Websense, Inc., in the United States District Court for the Northern District of California on September 23, 2013 asserting that Websense, Inc. is infringing U.S. Patent Nos. 7,058,822, 7,647,633, 8,141,154 and 8,225,408. There can be no assurance that the Company will successful in settling or litigating these claims.

Matter 4: Finjan appealed a District Court Decision in a prior patent case with defendants Sophos, Inc., Websense, Inc., and Symantec Corp. where there was a finding of no liability for U.S. Patent Nos. 6,092,194 and 6,480,962. The Appeal Brief was filed on December 10, 2013 at the Court of Appeals for the Federal Circuit and the case is pending. There is no assurance that the appeal will be granted.

Matter 5: Finjan filed a patent infringement lawsuit against Proofpoint, Inc., et.al. in the United States District Court for the Northern District of California on December 16, 2013, asserting that Proofpoint, Inc. et.al. is infringing U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, 8,225,408.

Finjan is seeking monetary damages for past and future use of accused infringing products, injunctive relief, and or other remedies deemed appropriate through the Court. There can be no assurance that the Company will be successful in settling or litigating these claims.

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on OTC Markets—OTCQB Tier under the symbol “FNJN.” We effected a 1-for-12 reverse stock split of our common stock, and our common stock commenced trading on a post-split basis, on August 22, 2013. In connection with the Reverse Merger, we changed our name to “Finjan Holdings, Inc.” and, effective as of July 2, 2013, the symbol for our common stock changed from “COIND” to “FNJN”.

All OTC Markets quotations included herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The trading market for our common stock has been extremely limited and sporadic. We have applied to list our common stock for trading on a national securities exchange as soon as reasonably practicable after we meet the initial quantitative listing standards of any such exchange. However, we cannot be certain that we will meet such initial listing standards or receive approval to list our common stock on any national securities exchange. There can be no assurance that a market will ever develop for our common stock in the future. The following table sets forth the high and low bid prices per share of our common stock as quoted on OTC Markets. The prices below have been adjusted to give retroactive effect to the 1-for-12 reverse stock split we effected on August 22, 2013, the 1-for-500 reverse stock split that we effected on June 3, 2013 and the 1-for-500 reverse stock split that we effected on March 5, 2012.

	High	Low
Year Ending December 31, 2013
First Quarter (2)	$31.10	$6.00
Second Quarter (2)(3)	$24.24	$9.00
Third Quarter (4)	$13.20	$2.25
Fourth Quarter	$11.75	$2.65
Year Ended December 31, 2012
First Quarter (1)	$18,375.00	$66.00
Second Quarter (2)	$143.25	$27.75
Third Quarter (2)	$39.00	$5.25
Fourth Quarter (2)	$19.10	$4.85

(1)	Bid prices for the first quarter of 2012 have been adjusted to reflect the 1-for-500, 1-for-500 and 1-for-12 reverse stock splits effected on March 5, 2012, June 3, 2013 and August 22, 2013, respectively.
(2)	Bid prices for the second, third and fourth quarters of 2012 and the first and second quarters of 2013 have been adjusted to reflect the 1-for-500 and 1-for-12 reverse stock splits effected on June 3, 2013 and August 22, 2013, respectively.
(3)	The Reverse Merger was effective, and publicly announced, following the close of trading on June 3, 2013.
(4)	Bid prices for the third quarter of 2013 have been adjusted to give retroactive effect to the 1-for-12 reverse stock split effected on August 22, 2013.

Holders

As of March 10, 2014, there were approximately 56 holders of record of our common stock.

Dividend Policy

We have not paid any cash dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition, and will be within the discretion of our then-existing board of directors. We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, our board of directors does not anticipate paying any cash dividends to holders of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, securities issued and securities available for future issuance under the Converted Organics 2010 Omnibus Stock Compensation Plan, (the “2010 Plan”) and the Finjan Holdings, Inc. 2013 Global Share Option Plan (the “2013 Plan”) were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,625,476	$1.76	629,254	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,625,476	$1.76	629,254

(1)	The amount of securities available for future issuance under equity compensation plans includes 611,360 shares available under the 2013 plan and 17,894 shares available under the 2010 Plan, in each case as of December 31, 2013. The 2010 Plan, which was adopted and approved by stockholders prior to the Reverse Merger, contains an “evergreen” provision that provides for automatic increases in the number of shares authorized for issuance thereunder to an amount equal to 20% of the shares of common stock outstanding on the last day of the prior fiscal year. Accordingly, on January 1, 2014, the number of shares available for issuance pursuant to the 2010 Plan was increased to 4,473,691. No awards under the 2010 Plan are currently outstanding and we do not intend to issue any awards under the 2010 Plan in the future.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion includes forward-looking statements about our business, financial condition and results of operations, including discussions about management’s expectations for our business. These statements represent projections, beliefs and expectations based on current circumstances and conditions and in light of recent events and trends, and you should not construe these statements either as assurances of performance or as promises of a given course of action. Instead, various known and unknown factors are likely to cause our actual performance and management’s actions to vary, and the results of these variances may be both material and adverse. A description of material factors known to us that may cause our results to vary, or may cause management to deviate from its current plans and expectations, is set forth under “Risk Factors.” See “Cautionary Note Regarding Forward-Looking Statements.” The following discussion should also be read in conjunction with our audited consolidated financial statements including the notes thereto appearing elsewhere in this filing.

Overview

Effective as of June 3, 2013, the date we consummated the Reverse Merger and changed our name from “Converted Organics, Inc.” to “Finjan Holdings, Inc.,” we operate two businesses, each of which constitutes a separate reportable segment. Our two reportable segments include: our web and network security technology segment, which we operate through Finjan, and our organic fertilizer segment, which we operate through Converted Organics. Finjan is considered the acquirer for accounting purposes in the Reverse Merger and we account for the transaction as a reverse business combination. Consequently, the assets and liabilities and the historical operations that are reflected in our historical financial statements are those of Finjan. The results of operations of our organic fertilizer segment have been included in our assets and liabilities and our historical operations since June 3, 2013, the date we completed the Reverse Merger.

We intend to carry on our web and network security technology business as our principal line of business. We are evaluating whether to continue our organic fertilizer business as currently conducted. There can be no assurance that we will continue to operate our organic fertilizer business as previously operated or at all.

Web and Network Security Technology Segment

We operate our web and network security business through Finjan. Through Finjan, we own a portfolio of patents, related to software that proactively detects malicious code and thereby protects end users from identity and data theft, spyware, malware, phishing, trojans and other online threats. Founded in 1997, Finjan developed and patented technology that is capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers, which were standard in the online security industry during the 1990s. As the network, web and endpoint security industries have transitioned to behavior-based detection of malicious code, we believe that our technology is widely used by third parties. We intend to maximize the economic benefits of our technology through further licensing and to broaden our technology and patent holdings through acquisitions and strategic partnerships.

As a core element of our continued patent licensing and enforcement business, our management team, having expertise with technology and IP monetization, alongside early company executives including Shlomo Touboul (Finjan’s founder) who consults with us, we monitor a number of markets and assess and observe the adoption of our patented technology in these markets. Our management team, in conjunction with outside legal, technical, and financial experts conclude on a case-by-case basis whether or not they believe that Finjan’s patented technology is being used. Based on these observations, we continue to believe our patented technologies are relevant in specific technology areas including endpoint/cloud software, web gateway/internet infrastructure, and networking equipment markets. From that basis, the Company pursues unlicensed entities through licensing, assertion of claims or both.

Since the sale of its hardware and software operations in 2009, Finjan’s primary source of income and related cash flows has been the enforcement of its patent rights against unauthorized use and, to a lesser extent, income derived from intellectual property licenses granted to third parties for the use of patented technologies that are owned by Finjan. Although the Company is actively pursuing negotiated licenses apart from litigation settlements, the Company has not entered into a license agreement outside of a settlement since its 2012 negotiated license agreement with Trustwave (see “Business— Our Web and Network Security Technology Business –Development of Finjan’s Business” for additional information regarding such license).

Finjan’s operating expenses consist primarily of general and administrative expenses. Finjan did not have any full-time employees from 2009 until 2013. Instead, Finjan relied on outside legal counsel, technology consultants and other professionals to conduct operations during that period, some of whom are former investors and executives of Finjan. Accordingly, Finjan’s general and administrative expenses consist primarily of legal fees and other expenses paid to third party consultants. In April 2013, Finjan engaged Philip Hartstein and Shimon Steinmetz to serve as its President and Chief Financial Officer, respectively, pursuant to consulting agreements, which were terminated upon the execution of employment agreements between the Company and Messrs. Hartstein and Steinmetz. Prior to April 2013, Finjan’s sole executive officer was Daniel Chinn, serving as Chief Executive Officer, who did not receive compensation for his services as an officer of Finjan. Messrs. Hartstein and Steinmetz were appointed as our President and Chief Financial Officer, respectively, upon the closing of the Reverse Merger. Since the Reverse Merger we have hired an additional six employees, including our Vice President, Intellectual Property (IP) Licensing and Vice President, Legal Operations. We intend to hire or engage additional full-time employees and/or consultants to pursue our growth strategy, although there can be no assurance that we will be able to attract or retain qualified personnel on terms acceptable to us, if at all. Our management team and additional personnel that we may hire in the future will be primarily responsible for establishing and pursuing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing technology and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions. We nonetheless expect to continue to utilize outside legal counsel and other professionals to execute aspects of our strategy for the foreseeable future, such as counsel we will retain to prosecute enforcement actions, although our management will control our overall litigation strategy and our strategy for each case we litigate.

Organic Fertilizer Segment

We operate a processing facility in Gonzales, CA that uses food and agricultural waste as raw materials to manufacture organic fertilizer and soil amendment products combining nutritional and disease suppression characteristics for sale to our agribusiness market. The Gonzales, CA facility is our production facility that services the West Coast agribusiness customer base through established distribution channels. This facility uses proprietary technology and process known as High Temperature Liquid Composting, or HTLC, which processes various biodegradable waste products into liquid and food waste-based fertilizer and a limited amount of solids that could be further processed into a useable form for use in agriculture, retail, and professional turf markets.

We are evaluating whether to continue our organic fertilizer business. There can be no assurance that we will continue to operate our organic fertilizer business as previously operated or at all.

Restatement

On July 17, 2013, the Company filed a registration statement on Form S-1 which included consolidated statements of operations for the years ended December 31, 2012 and 2011 with patent infringement settlements and licensing income classified as other income. Subsequently, the Company filed a series of amendments on Forms S-1/A wherein the patent infringement settlements and licensing income in the consolidated statements of operations were reclassified as revenue due to a change in the Company’s business model.

The portion of consideration received from the settlement of litigation, net of any contingent legal fees, representing the value of any legal release, which had previously been classified as revenues is now reported as gain on settlements within other income on the consolidated statements of operations. The portion of settlement proceeds representing the license granted, which had previously been included in revenues, is now recorded as settlement proceeds for modification of licensing agreement within other income on the consolidated statements of operations. Other legal costs incurred in connection with patent infringement litigation and previously classified as costs of revenues, are now included in selling, general and administrative expenses on the consolidated statements of operations.

The Company has since determined that the patent infringement settlements and licensing income are subject to multiple element accounting. However, the fair value models used to arrive at the litigation settlements are sealed by the court and are not readily available to support the Company’s classification of such amounts as revenue. Consequently, the Company is unable to readily determine or support the fair value of the multiple elements of the settlement.

Accordingly, the Company has restated the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 and the three and nine months ended September 30, 2013 and 2012 included in the Company’s Quarterly Reports on Form 10-Q and the condensed consolidated statements of operations for the years ended December 31, 2012 and 2011 included in the Company’s Form S-1/A filed on January 21, 2014, in order to correct the classification of the consideration received upon the settlement of patent infringement litigation in the years ended December 31, 2012 and 2011. Such restatements did not have an impact on previously reported net income (loss) or net income (loss) per share, total equity and total assets.

Significant Developments During 2013

Strategic Investment

On November 21, 2013, we made a strategic investment in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies on the leading edge of cybersecurity innovation. If and when we fund the entire amount of the investment, the investment will be less than a 10% limited partnership interest in which we will not be able to exercise control over the fund.

1-for-12 Reverse Stock Split

Effective as of 12:01 a.m. on August 22, 2013, we effected a 1-for-12 reverse stock split of our issued and outstanding shares of common stock, immediately following the effectiveness of which every 12 issued and outstanding shares of our common stock automatically converted into one share of our common stock. Any of our stockholders that would otherwise have been entitled to a fraction of a share of common stock (after aggregating all fractional shares of our common stock to be received by such stockholder) as a result of the 1-for-12 reverse stock split, received an additional share of our common stock (i.e., the aggregate number of shares of common stock of a stockholder resulting from the 1-for-12 reverse stock split were rounded up to the nearest whole number). The 1-for-12 reverse stock split did not affect the number of shares of capital stock that we are authorized to issue or the par value of our common stock. The 1-for-12 reverse stock split was approved by our board of directors and the holders of a majority of our common stock, by written consent in lieu of a meeting, on July 5, 2013.

All share, share equivalents, and per share information within this 10-K is presented on an “as adjusted” basis, giving effect to the 1-for-12 reverse stock split, unless otherwise indicated or the context otherwise requires.

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

On August 8, 2013, Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., for infringement of Finjan patents relating to endpoint, web, and network security technologies

On September 24, 2013, Finjan filed a patent infringement lawsuit against Websense, Inc., for infringement of Finjan patents relating to endpoint, web, and network security technologies.

On December 17, 2013, Finjan filed a lawsuit against Proofpoint, Inc., and its subsidiary Armorize Technologies, Inc., alleging infringement of eight of Finjan’s patents.

Reverse Merger

On June 3, 2013 we entered into the Merger Agreement with Merger Sub and Finjan and consummated the Reverse Merger. Upon the closing of the Reverse Merger, we issued 20,467,058 shares of our common stock (excluding any shares underlying the options to purchase up to an aggregate of 1,585,476 shares of our common stock issued pursuant to the Merger Agreement), or 91.5% of our issued and outstanding common stock on a fully-diluted basis after giving effect to the Reverse Merger, to the stockholders of Finjan immediately prior to the Reverse Merger (whom we sometimes refer to as the “former Finjan stockholders”).

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) section 805, “Business Combinations”, Finjan is considered the accounting acquirer in the Reverse Merger. Finjan is considered the acquirer for accounting purposes, and will account for the transaction as a reverse business combination, because Finjan’s former stockholders received the greater portion of the voting rights in the combined entity and Finjan’s senior management represents all of the senior management of the combined entity. Consequently, the assets and liabilities and the historical operations that will be reflected in our consolidated financial statements will be those of Finjan and will be recorded at the historical cost basis of Finjan.

Exchange Agreement

On June 3, 2013, as a condition to the closing of the Reverse Merger, we entered into an Exchange Agreement with each of Hudson Bay and Iroquois. Pursuant to the Exchange Agreement, immediately following the effectiveness of the Reverse Merger, each of Hudson Bay and Iroquois exchanged an aggregate of $1,192,500 principal amount of our convertible notes, 13,281 shares of our Series A Preferred Stock and warrants to purchase an aggregate of 105,554 shares of our common stock for an aggregate of 1,789,469 shares of our common stock, or 8% of our outstanding common stock immediately following the Reverse Merger. Each of Hudson Bay and Iroquois also released us, our affiliates, subsidiaries and related companies from any and all debts, liabilities and other claims with respect to such convertible notes, Series A Preferred Stock and warrants.

Following the effectiveness of the Exchange Agreement, there are no outstanding securities convertible into our common stock other than (i) options granted under the Amended and Restated Converted Organics 2006 Stock Option Plan, which we refer to as the “2006 Option Plan,” the Converted Organics 2010 Omnibus Stock Compensation Plan, which we refer to as the “2010 Stock Compensation Plan,” and the options issued pursuant to the Merger Agreement under our 2013 Option Plan, which are exercisable for an aggregate of 1,585,479 shares of our common stock, and (ii) our Class C, Class D and Class H warrants, which are exercisable for 1, 1 and 1 shares of our common stock, respectively, subject to further adjustment in accordance with the terms of the applicable warrant. The 2013 Option Plan was approved by the Company’s board of directors in connection with the Reverse Merger and by the written consent in lieu of a meeting of the holders of a majority of our outstanding common stock.

Closing Agreement

On June 3, 2013, in connection with the Reverse Merger, we entered into a Closing Agreement, which we refer to as the “Closing Agreement,” with Hudson Bay, Iroquois and Michael Eisenberg, in his capacity as the stockholder representative of the former Finjan stockholders, who we refer to as the Stockholder Representative. Pursuant to the Closing Agreement, Hudson Bay and Iroquois severally but not jointly agreed to pay to the Company, or to third parties for the account of the Company, within five days following the effective time of the Reverse Merger an amount equal to certain known liabilities and obligations of the Company existing as of the effective time of the Reverse Merger. Such known liabilities, which were in the aggregate amount of $927,385, consisted of accounts payable due to various vendors of the Company, accrued but unpaid compensation expenses of the Company, liabilities related to the Company’s discontinued Woodbridge, NJ operations and expenses incurred by the Company related to the Reverse Merger. In connection with such obligations, Hudson Bay and Iroquois paid $847,523 to, or for the account of, the Company in accordance with the Closing Agreement. In addition, Hudson Bay and Iroquois severally but not jointly agreed to pay the Stockholder Representative, for the benefit of the former Finjan stockholders, an amount equal to any and all payments made by the Company in respect of liabilities of the Company (on an unconsolidated basis) that were not known to Hudson Bay or Iroquois as of the effective time of the Reverse Merger, prior to the one-year anniversary of the effective time of the Reverse Merger in an amount not to exceed $1,000,000 in the aggregate. Hudson Bay and Iroquois’ obligations in respect of unknown liabilities are subject to the satisfaction of certain conditions related to the market price and trading volume of our common stock as well as the eligibility of Hudson Bay and Iroquois to sell their shares of Common Stock without any volume restrictions under Federal securities laws. Hudson Bay and Iroquois will not be required to make such payments in respect of unknown liabilities until reimbursable payments by us equal or exceed $100,000. The estimated fair value of the indemnification was deemed de minimus to the financial statements, pro-forma financial statements and related disclosures.

Comparability to Future Results

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of our recent or future results. In addition to the factors described below, please see “Risk Factors” for additional factors that may affect our operating results.

Fluctuation of income, expenses and cash flows related to licensing and enforcement

Our settlements and judgments are non-recurring, and are not necessarily indicative of the income or cash flows that we expect to generate in the future from our existing technology portfolio or otherwise. We expect income, expenses and cash flows related to patent enforcement to be unpredictable and to fluctuate significantly from period to period. A number of factors, many of which are beyond our control, may affect the timing and amount of our income and cash flows related to patent licensing and enforcement actions, including, but not limited to, trial dates, the strength of our claims and likelihood of achieving an acceptable license on settlement, the timing and nature of any appeals and our ability to collect on any favorable judgments. Significant fluctuations in our income and cash flows may make our business difficult to manage and adversely affect our business and operating results. We do not recognize income from our licensing and enforcement actions until we actually receive the proceeds of licensing activities or litigation (whether resolved at trial or in a settlement).

Our expenses, principally with respect to litigation costs, may also vary significantly from period to period depending upon a number of factors, including, but not limited to, whether fees of outside legal counsel are paid on an hourly, contingent or other basis, the timing of depositions, discovery and other elements of litigation, costs of expert witnesses and other consultants and other costs incurred in support of enforcement actions.

As a result of the factors described above and other known and unknown risks affecting our business (including those described above under the caption “Risk Factors”), our historical operating performance may not be indicative of our future results.

Public company expenses

As a result of the Reverse Merger, Finjan became a subsidiary of a public company, and we have applied to list our common stock on the Nasdaq Capital Market, although no assurance can be granted that such application will be approved or that we will continue to satisfy the relevant quantitative listing criteria. Finjan’s operating results as a private company do not reflect certain expenses that we incur, and will continue to incur, as a public company. We expect that our general and administrative expenses will increase as we pay legal counsel and accountants to assist us in, among other things, establishing and maintaining more comprehensive compliance and governance functions, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports under the federal securities laws with respect to the business we operate through Finjan. We also expect to incur additional costs associated with compensation of non-employee directors and costs associated with the retention of full-time employees and consultants to operate our web and network security technology business and to comply with our obligations as a public company. In addition, we expect that as part of a public company the cost of director and officer liability insurance will increase compared to costs incurred by Finjan prior to the Reverse Merger. In light of these costs and the changes in our management, business and growth strategy that resulted from the Reverse Merger, the public company costs that we incurred prior to the Reverse Merger may not be indicative of the costs we will incur in the future.

Stock-based and other executive compensation

During the years ended December 31 2012 and 2011, Finjan did not grant any options, restricted stock or other equity-based compensation. Prior to the Reverse Merger, Finjan had outstanding options to purchase an aggregate of 77 shares of Finjan common stock, all of which were awarded in May 2013. Following the Reverse Merger, our board of directors adopted the 2013 Option Plan, and the 2010 Plan also remains in effect. In addition, although the 2010 Stock Compensation Plan replaced the 2006 Option Plan and no additional options will be issued under the 2006 Option Plan, the Company reserved the right to issue new options pursuant to the 2006 Option Plan to the extent that, and in the amount of, any outstanding options that are forfeited under that plan. We do not intend to issue additional options under either the 2010 Stock Compensation Plan or the 2006 Option Plan, and expect that future equity-based awards will be made under our 2013 Option Plan or other equity, incentive compensation or similar plans that the Company may adopt in the future, to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods. During the year ended December 31, 2013, Finjan granted to employees and consultants ten-year options to purchase an aggregate of 1,625,476 shares of common stock at exercise prices ranging from $1.66 to $5.90 per share. During the year ended December 31, 2013, Finjan granted an aggregate of 22,368 shares of restricted stock in connection with the termination of certain severance agreements in connection with the closing of the Reverse Merger.

In addition, Finjan had no full-time employees or full-time consultants during the years ended December 31, 2012 and 2011 and its sole executive officer served in such capacity without compensation during such years. In April 2013, Finjan engaged Philip Hartstein and Shimon Steinmetz as its President and Chief Financial Officer, respectively, pursuant to consulting agreements. Messrs. Hartstein and Steinmetz were appointed President and Chief Financial Officer of the Company on July 8, 2013. During the first quarter of 2014, we also hired a Vice President, Intellectual Property (IP) Licensing, a Vice President, Legal Operations and a Vice President, Corporate Counsel and we intend to hire additional employees and/or consultants in the future to expand our business. Since the Reverse Merger, we have hired a total of five employees. Accordingly, we will incur compensation expenses in future periods that Finjan did not incur during the period presented in its financial statements. For additional information regarding the Consulting Agreements between Finjan and each of its President and Chief Financial Officer please see “Executive Compensation—Employment Agreements” below.

Finjan Reorganization

Until May 2, 2013, Finjan was a wholly-owned subsidiary of Finjan Software, Inc., a Delaware corporation, which we refer to as “FSI.” In April 2013, Finjan distributed securities of two unaffiliated entities which it previously held to FSI, and made a payment of cash in an amount sufficient to repay and satisfy in full an intercompany loan from FSI to Finjan. Following that distribution, the board of directors and stockholders of FSI approved the dissolution of, and a plan of liquidation for, FSI that resulted in, among other things, the distribution of Finjan common stock to certain of FSI’s stockholders, each of whom received shares of our common stock in the Reverse Merger.

Recent Financing Activities Prior to the Reverse Merger

Prior to the Reverse Merger, Converted Organics, Inc.’s operations were financed primarily by the issuance of debt, equity and equity-linked securities. In connection with the Reverse Merger, we redeemed, cancelled or otherwise retired all of the notes and derivative securities previously issued by Converted Organics, Inc., other than warrants that are exercisable for a de minimis number of shares of our common stock. See “Significant Developments During 2013 – Exchange Agreement” above. Although we may require financing in the future, we expect that our cash on hand will be sufficient to satisfy our cash needs for at least the next twelve months, although we may seek additional financing in connection with our growth strategy. During the year ended December 31, 2012, the Company issued 89,438 shares of its common stock to reduce principal of $3,975,978 on its convertible debt. During the three month period ended March 31, 2013, the company issued short term notes in the aggregate amount of $374,000, which were extinguished pursuant to the Exchange Agreement.

Results of Operations

Year ended December 31, 2013 compared with the year ended December 31, 2012

Our revenue and cost of revenues for the year ended December 31, 2013 was $0.74 and $0.76 million, respectively, which was attributable to our organic fertilizer business.

Our operating expenses consist primarily of legal fees, general and administrative expenses, including stock-based compensation, consulting and other professional fees, and transaction costs associated with the Reverse Merger. During the year ended December 31, 2013, total operating expenses increased by approximately $4.7 million, or 171%, to $7.5 million as compared to the year ended December 31, 2012. The increased costs were primarily due to $2.6 million incurred in relation to current litigation, approximately $0.8 million related to the one time merger transaction costs, $0.8 million corporate legal expenses, $0.2 million accounting and consulting fees and $0.1 million in stock registration fees and various other costs related to being a public company. The Company also hired new employees including the President and CFO and others in 2013 resulting in increased salaries and benefits of approximately $0.6 million.

Our gain on settlements, net of legal costs decreased by approximately $76.4 million, or 99%, to $1.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was primarily due to our entry into settlements with two of the parties in the 2010 Litigation, pursuant to which we received net proceeds of approximately $76.5 million (gross proceeds of $85.0 million less contingent legal fees of $8.5 million) from one of the defendants during 2012 and $1.0 million in cash proceeds (representing the first of three equal installment payments payable over 18 months from the date of settlement) and securities with a fair value as of the settlement date of approximately $8.4 million from the second defendant during 2012, partially offset by the receipt of the second installment with respect to a litigation settlement payment of $1.0 million during 2013 associated with a licensing agreement. The remaining amounts due under the litigation settlement will be recognized when payment is received, as collectability is not reasonably assured.

Our other income decreased by approximately $3.1 million, or 100%, to less than $0.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease was due to securities received in exchange for modifying a perpetual license agreement originally entered into on November 2, 2009 with a fair value of approximately $3.1 million during 2012.

Our interest income decreased by less than $0.1 million, or 7%, to approximately $0.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Interest income decreased due to the lower average cash balance on hand during the 2013 periods compared to the same periods of 2012.

The significant fluctuation in our income for the year ended December 31, 2013 as compared to our income for the 2012 fiscal year reflects the fact that our settlements are non-recurring and, as a result, income for these periods is not necessarily indicative of the income we will achieve in the future.

Our income taxes for the year ended December 31, 2013 decreased $27.1 million, or 103%, to a tax benefit of $0.3 million as compared to the year ended December 31, 2012, due to limited cumulative taxable operations of the Company in certain local jurisdictions compared to the same period in 2012.

Year ended December 31, 2012 compared with the year ended December 31, 2011

Our general and administrative expenses consist mainly of legal, consulting and other professional fees. Our general and administrative expenses increased approximately $0.9 million, or 52%, to $2.8 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in general and administrative expenses is primarily due to a an approximate $0.2 million increase in legal fees and other expenses related to litigation (other than contingency fees paid in connection with settlements), as well as a $0.7 million increase in consulting and other fees and expenses consisting primarily of fees and expenses related to our evaluation of strategic alternatives that culminated in the Reverse Merger.

Our gain on settlements, net of legal costs increased by approximately $52.4 million, or 211%, to approximately $77.4 million for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was primarily due to settlement agreements with two of the parties in the 2010 Litigation, pursuant to which we received net proceeds of approximately $76.5 million (gross proceeds of $85.0 million less contingent legal fees of $8.5 million) from one of the defendants and $1.0 million in cash proceeds (representing the first of three equal installment payments payable over 18 months from the date of settlement) and securities with a fair value as of the settlement date of approximately $8.4 million from the second defendant during the year ended December 31, 2012. Our gain on settlements, net of legal costs for the year ended December 31, 2011 was attributable to receipt of approximately $24.9 million in net proceeds (proceeds of $37.3 million (including interest income of $3.1 million) less contingent legal fees of $9.3 million) from the judgment we obtained in the Secure Computing Litigation.

During the year ended December 31, 2011 we sold certain patent assets to a third party for net proceeds of approximately $1.3 million. The net proceeds was accounted for as a gain on sale of patents, net of legal costs. We did not sell any patents in fiscal 2012 and do not presently intend to sell the patents in our current portfolio.

Other income increased by $3.1 million during the year ended December 31, 2012 due to securities received in exchange for modifying a perpetual license agreement originally entered into on November 2, 2009 with a fair value of approximately $3.1 million.

Our interest income decreased approximately $3.0 million, or 95%, to $0.16 million during the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily resulting from the approximate $3.1 million of interest income we received as component from the judgment we obtained in the Secure Computing Litigation.

The significant fluctuation in our income before taxes for the year ended December 31, 2012 as compared to our income for the 2011 fiscal year reflects the fact that our settlements and judgments are non-recurring and, as a result, income for these periods is not necessarily indicative of the income we will achieve in the future.

Our income taxes for the year ended December 31, 2012 increased $23.5 million, or 692%, to $26.9 million as compared to the year ended December 31, 2011. Such increase was primarily due to an increase in gain on settlement, partially offset by the increase in our general and administrative expenses described above.

Liquidity and Capital Resources

Overview

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue to devote significant capital resources to our licensing and enforcement program and resulting litigation we pursue. We also expect to require significant capital resources to maintain our issued patents, prosecute our patent applications, acquire new technologies as part of our growth strategy and to attract and retain qualified personnel on a full time basis. Our primary sources of liquidity are cash flows from operations, principally proceeds from settlements and judgments in connection with our patent enforcement activities. Based on our current forecasts and assumptions, we believe that our cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under “Risk Factors,” above. Even without such difficulties, we may seek to raise additional capital to grow our business. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2014. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that we will have access to short-term financing. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

We had approximately $24.6 million and $91.5 million of cash and cash equivalents and $23.9 million and $29.6 million of working capital as of December 31, 2013 and 2012, respectively. As of December 31, 2012, our current liabilities included approximately $33.9 million due to FSI, Finjan’s then-parent company, which was repaid in full in February 2013 in anticipation of Finjan’s reorganization.

Cash flows for the year ended December 31, 2013

Operating Activities: Finjan’s net cash provided by operating activities decreased by $100.3 million, or 149%, to $32.8 million of cash used in operating activities during the year ended December 31, 2013 as compared to the year ended December 31, 2012. Such decrease is primarily attributable to Finjan’s receipt of approximately $77.5 million of cash proceeds as a result of a settlement net of contingency fees and an installment payment related to the settlement agreement entered into by the Company entered into during 2012 partially offset by $2.8 million of legal costs and general and administrative expenses respectively. During the year ended December 31, 2013, we used cash of approximately $25.3 million related to the payment of income taxes. The significant fluctuation in our cash flows from operating activities for the year ended December 31, 2013 as compared to our cash flows from operating activities for the 2012 fiscal year reflects the fact that our settlements are non-recurring and, as a result, cash flows from operating activities for these periods are not necessarily indicative of the income we will achieve in the future.

Investing activities: During the year ended December 31, 2013, our investing activities used approximately $0.03 million, as compared to $1.3 million of cash used by investing activities during the year ended December 31, 2012. Cash provided by investing activities during the year ended December 31, 2013 primarily related to the $0.52 million of proceeds from notes receivable acquired through the Reverse Merger, which was offset by an investment of $0.5 million in an Israeli limited liability partnership. Cash used in investing activities during the year ended December 31, 2012 related to our purchase of M86 securities. (which were distributed to FSI during 2013, prior to the Reverse Merger)

Financing activities: During the year ended December 31, 2013, we used approximately $34.1 million in financing activities, as compared to $2.5 million used in financing activities during the year ended December 31, 2012. The increase in cash used in financing activities is primarily attributable to the repayment of $33.9 million of intercompany indebtedness due to FSI during the year ended December 31, 2013.

Cash flows for the year ended December 31, 2012

Operating Activities: Our net cash provided by operating activities increased by $40.9 million, or 154%, to $67.5 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. Such increase is primarily attributable to our receipt of approximately $77.5 million of cash proceeds as a result of a settlement and a part installment of the settlement agreement entered into by the Company in 2012, partially offset by $2.8 million of legal costs and general and administrative expenses respectively. We used a portion of the net proceeds received to finance post-trial proceedings and continue to use a portion of such proceeds in connection with our pending appeals with respect to the 2010 Litigation. We also expect to use such proceeds to finance any future licensing and enforcement activities and any future acquisitions, as well as for working capital and general corporate purposes. The significant fluctuation in our cash flows from operating activities for the year ended December 31, 2012 as compared to our cash flows from operating activities for the 2011 fiscal year reflects the fact that our settlements are non-recurring and, as a result, cash flows from operating activities for these periods are not necessarily indicative of the income we will achieve in the future.

Investing activities: During the year ended December 31, 2012, Finjan used approximately $1.3 million in investing activities, as compared to $1.3 million in cash proceeds provided by the sale of patent, net of commissions, during the year ended December 31, 2011. Cash used in investing activities during the year ended December 31, 2012 related primarily to our purchase of M86 securities.

Financing activities: During the year ended December 31, 2012, Finjan used approximately $2.5 million in financing activities, as compared to $0.2 million in cash used in financing activities during the year ended December 31, 2011. The increase in cash used in financing activities is attributable to the repayment of $2.5 million of intercompany indebtedness due to FSI during the year ended December 31, 2012.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or “GAAP.” The preparation of these financial statements in accordance with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, bad debts, inventories, warranties and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and our revenue recognition. Actual results may differ from these estimates under different assumptions or conditions and the impact of such differences may be material to our consolidated financial statements.

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below. We consider our most critical accounting policies and estimates to be: revenue recognition, gain on settlements, valuation of long lived assets, stock based compensation, accounting for business combinations-acquisition method accounting.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred and all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Income from our Web and Network Security segment results from the monetization of patented technologies by licensing through a negotiated agreement and/or enforcement of such patented technologies by a court of law. Licenses achieved by ordinary business negotiations where a fair value of the license is determined by the Company is recognized as revenue. Due to our unique business, it is often necessary to file patent infringement litigation against users of our patented technologies as part of the licensing and enforcement activities. We may enter into certain settlements of patent infringement disputes once litigation commences. The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element using the residual method. Elements with fair values related to licensing agreement, royalty revenues, net of contingent legal fees, are recognized as revenue. When the Company is unable to determine the fair value of a license agreement or a settlement, the value of the license agreement or settlement is recognized as contra expense or gain on settlements in other income.

Revenue from our Organic Fertilizer segment results from two sources, product sales and tip fees. Product sales revenue comes from the sale of fertilizer products and is recognized upon delivery. Tip fee revenue is derived from waste haulers who pay us “tip” fees for accepting food waste generated by food distributors such as grocery stores, produce docks and fish markets, food processors and hospitality venues such as hotels, restaurants, convention centers and airports. Tip fee revenue is recognized straight line over the period the fees are earned.

Gain on Settlements

Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the other income section of the consolidated statements of operations as gain on settlement. Elements provided in either settlement agreements or judgment include: the value of a license, legal release, and interest. When settlements or judgment are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named element as mentioned above, to the value of the license under the residual accounting method. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statement of operations when value can be allocated to legal release. Ordinarily, when the Company reaches a settlement with a defendant, no value is allocated to legal release since the existence of a settlement removes legal standing to bring a claim of infringement and without legal a legal claim, legal release has no economic value. The element that is applicable to interest income is recorded as a separate line item in other income.

We make estimates and judgments when determining whether the collectability of fees receivable from licensees is reasonably assured. We assess the collectability of fees receivable based on a number of factors, including past transaction history and the credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the fee is recognized when collectability becomes reasonably assured, assuming all other income recognition criteria have been met, which is generally upon receipt of cash for transactions where collectability may have been an issue. Management’s estimates regarding collectability impact the actual income recognized each period and the timing of the recognition of income. Our assumptions and judgments regarding future collectability could differ from actual events and thus materially impact our financial position and results of operations.

In general, our income arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by us. These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment.

Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our part to maintain or upgrade the technology, or provide future support or services. As such, the earnings process is complete and income is recognized upon the execution of the agreement, when collectability is reasonably assured and when all other income recognition criteria have been met.

Income from licenses issued through negotiated agreement with the licensee is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured. Income from settlements reached on legal enforcement of our patent rights and the release of the licensee from certain legal claims, is recognized on receipt of the settlement amounts.

Stock-based Compensation Expense

Stock-based compensation payments to employees, non-employee consultants and directors are recognized as expense in the statements of income. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model for stock options and intrinsic value on the date of grant for non-vested restricted stock), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods.

Stock-based compensation expense is recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate. As such, we are required to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. We consider several factors in connection with our estimate of pre-vesting forfeitures, including types of awards, employee class, and historical pre-vesting forfeiture data. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised. The Company granted options to a small number of employees and consultants. Given the executive level of the grantees, the Company does not expect any of the awards granted to have forfeiture due to employee termination. Therefore, there is no forfeiture rate used in calculating stock-compensation expense. The Company will continue to monitor its expectations on an ongoing basis and revise this assumption as future circumstances dictate.

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

Valuation of Long-lived and Intangible Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments; and

•	significant decline in our stock price for a sustained period.

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

Accounting for Business Combinations - Acquisition Method of Accounting

Acquisitions are accounted for in accordance with the acquisition method of accounting under Financial Accounting Standards Board, “FASB”, ASC Topic 805, “Business Combinations,” “Topic 805”. Topic 805 requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Under the acquisition method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangible assets and liabilities assumed, based on their estimated fair market values on the date of acquisition. Any excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets is assigned to goodwill. Amounts attributable to patents are amortized using the straight-line method over the estimated economic useful life of the underlying patents. The carrying value of our patents was $0 as of December 31, 2013 and 2012. Nonetheless, we believe our technology remains current and we continue to seek licensing opportunities and are actively engaged in enforcement actions to further monetize our patent portfolio. Acquisition accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition.

We assess fair value for financial statement purposes using a variety of methods, including the use of present value models and may also reference independent analyses. Amounts recorded as intangible assets, including patents and patent rights, are based on assumptions and estimates, as of the date of acquisition, regarding the amount and timing of projected income and costs associated with the licensing and enforcement of patents and patent rights acquired, appropriate risk-adjusted discount rates, rates of technology adoption, market penetration, technological obsolescence, product launch timing, the impact of competition or lack of competition in the market place, tax implications and other factors. Also, upon acquisition, based on several of the estimates and assumptions previously described, we determine the estimated economic useful lives of the acquired intangible assets for amortization purposes.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. ASU 2013-11 is not applicable to the Company since we do not have an uncertain tax positions for the current and prior years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to its holdings of cash and cash equivalents. Our cash and cash equivalents as of December 31, 2013 totaled $24.6 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness, as of December 31, 2013 of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether, as of the evaluation date, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, management has concluded that, as of December 31, 2013 our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below in Management’s Report on Internal Control Over Financial Reporting.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations, in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. In connection with the preparation of the Company’s annual financial statement. Management of the Company, including our chief executive officer and chief financial officer, has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In performing the assessment, our management identified the following deficiencies in our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board, or PCAOB, as of December 31, 2013:

•	Insufficient controls at the Company’s Converted Organics entity, acquired on June 3rd , 2013, related to a lack of adequately designed controls to ensure that Cost of Goods Sold was accurately calculated and recorded at the transaction level.

•	Insufficient controls over the Revenue process at the Company’s Converted Organics entity, acquired on June 3rd, 2013 primarily related to a lack of control activities to ensure that all sales transactions were recorded.

•	Insufficient controls over the Revenue process at the Finjan entity, primarily due to a lack of readily available documentation to support the computations utilized in the Company’s fair value assessment of the component elements of its litigation settlements and judgment award entered into its favor during the year ended December 31, 2013.

As a result of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and consequently we did not maintain effective internal control over reporting.

Changes in Internal Control over Financial Reporting and Remediation

As a result of the material weaknesses described above, management has already implemented, or is in the process of implementing, the following remediation steps to enhance internal control over financial reporting.

Finjan Revenue

•	Management has restated its historical financial statements. This restatement was necessitated by a lack of adequate documentation to support fair value computations, resulting in a need for the Company to account for proceeds from legal settlements and judgments received by the Company as gain on settlements net of contingency fees and/or as contra expense in other income.

•	During 2013, Management has hired individuals with the necessary technical accounting expertise to ensure that complex revenue transactions are recorded in accordance with Generally Accepted Accounting Principles in the United States.

•	Management has implemented a process in which all relevant data required to support the fair value components of the litigation settlements and judgements is properly reviewed, approved and maintained.

Converted Organics Cost of Goods Sold

•	Management developed and implemented a process during Q1 2014 whereby Cost of Goods Sold is calculated based on standard costs and applied to each sale made during the period at the time of sale.

•	Management has enhanced inventory reporting to include detailed inventory reports that are reviewed and approved by senior management.

Converted Organics Revenue

•	Management has implemented the use of a sales order log which is reconciled to sales recorded at the end of each period to ensure that all revenue earned during the period has been recorded. Although the Company implemented this new control activity in December 2013, this control activity had not been in operations for a sufficient period of time to enable management to obtain sufficient evidence about its operating effectiveness.

Except as described above, there have been no changes in our control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Finjan Holdings, Inc.

We have audited Finjan Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management’s Annual Report on Internal Control Over Financial Reporting:

Material weakness related to revenue in the Company’s Organic Fertilizer segment: Insufficient controls over the Revenue process at the Company’s Converted Organics entity, acquired on June 3, 2013, primarily related to a lack of control activities to ensure that all sales transactions were recorded.

Material weakness related to cost of goods sold in the Company’s Organic Fertilizer segment: Insufficient controls at the Company’s Converted Organics entity, acquired on June 3, 2013, related to a lack of adequately designed controls to ensure that cost of goods sold was accurately calculated and recorded at the transaction level.

Material weakness related to revenue in the Company’s Web and Network Security Technology segment: Insufficient controls over the Revenue process primarily due to a lack of readily available documentation to support the computations utilized in the Company’s fair value assessment of the component elements of its litigation settlements and judgment award entered into in its favor during the year ended December 31, 2013.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2013 consolidated financial statements, and this report does not affect our report dated March 13, 2014.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Finjan Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of income, stockholders’ (deficiency) equity, and cash flows for the years ended December 31, 2013, 2012 and 2011 of the Company and our report dated March 13, 2014 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 13, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

Below are the names and certain information regarding our current executive officers and directors:

Effective as of June 3, 2013, in connection with the closing of the Reverse Merger and pursuant to the Merger Agreement, Edward J. Gildea resigned as our president and chief executive officer, David R. Allen resigned as our chief financial officer and executive vice president of administration, William Gildea resigned as our secretary and Edward J. Stoltenberg resigned as a director of the Company. Edward J. Gildea also resigned as the chairman of the board of directors but remains a director of the Company.

Effective as of June 3, 2013, Philip Hartstein was appointed as our president, Shimon Steinmetz was appointed as our chief financial officer and Daniel Chinn was appointed as a director to fill the vacancy created by Edward Stoltenberg’s resignation. Mr. Chinn also serves as chief executive officer of our Finjan subsidiary. Effective as of June 23, 2013, Michael Eisenberg, Eric Benhamou and Alex Rogers were appointed as additional members of our board of directors to fill vacancies on our board.

The following table sets certain information concerning our executive officers and directors, including their names, ages, positions with us and, with respect to directors, the year in which their current term as directors expires. Our executive officers are chosen by our board of directors and hold their respective offices until their resignation or earlier removal by the board of directors.

Name	Position	Age	Class	Executive Since	Director Since	Term Expires
Daniel Chinn	Director	47	1	2010	2013	2013	(3)
Edward Gildea	Director (1)	61	2	N/A	2006	2014
Michael Eisenberg	Director (2)	41	3	N/A	2013	2015
Eric Benhamou	Director (2)	57	1	N/A	2013	2013	(3)
Alex Rogers	Director (2)	38	2	N/A	2013	2014
Philip Hartstein	President	37	N/A	2013	N/A	N/A
Shimon Steinmetz	Chief Financial Officer	35	N/A	2013	N/A	N/A

(1)	Mr. Gildea resigned as our president, chief executive officer and chairman of the board of directors, effective June 3, 2013. He continues to serve as one of our directors. Effective as of June 23, 2013, he resigned as a director and was immediately reappointed as a class 2 director with a term expiring in 2014.
(2)	Messrs. Eisenberg, Benhamou and Rogers have been appointed to serve as members of our board of directors, to fill the vacancies created by the increase in the size of our board of directors from two members to five members. Such appointments became effective as of June 23, 2013, 10 days after mailing of an information statement with respect to a change in the majority of our board of directors pursuant to the Merger Agreement.
(3)	No annual meeting of stockholders was held during 2013. Class 1 board members will be up for election at the next meeting of stockholders.

Executive Officers/Directors

The following information pertains to our executive officers who also serve as directors, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills.

Daniel Chinn. Mr. Chinn was appointed as a director of the Company in connection with the closing of the Reverse Merger. Mr. Chinn has served, and continues to serve, as the chief executive officer of our Finjan subsidiary since 2010. He also served as a director of FSI (from 2006) and the chief executive officer (from 2010) of FSI until its dissolution in 2013. Since 2011, Mr. Chinn has also been a Partner at Tulchinsky Stern Marciano Cohen Levitski & Co., an Israeli law firm, where he specializes in corporate and transactional matters. Prior to joining Tulchinsky Stern Marciano Cohen Levitski & Co., from 2009 to 2010, Mr. Chinn was the chief executive officer of Seambiotic Ltd., which develops and produces marine microalgae for the food additives sector and as an energy alternative source, and from 2006 to 2010, he was a Partner at Israel Seed IV, L.P., an investment company focusing on Israeli information technology and life sciences companies. The Company believes that Mr. Chinn brings to our board of directors his deep knowledge and understanding of Finjan’s business, gained over 7 years of service in board and management capacities of Finjan and FSI, and his experience in leading and advising other small market companies as investor, director, executive officer and legal counsel.

Non-Employee Directors

The following information pertains to our non-employee directors, their principal occupations and other public company directorships for at least the last five years and information regarding their specific experiences, qualifications, attributes and skills.

Michael Eisenberg. Mr. Eisenberg was appointed as a director of the Company effective as of June 23, 2013. Mr. Eisenberg has served as a director of Finjan since 2003. Since 2005, Mr. Eisenberg has been a general partner at Benchmark Capital Partners, an early stage venture capital firm focusing on social, mobile, local and cloud companies that disrupt various industries. Mr. Eisenberg has served, and continues to serve, on the board of directors of many of Benchmark’s portfolio companies in the technology industry. Mr. Eisenberg earned a B.A. from Yeshiva University. In July 2013, Mr. Eisenberg co-founded, and currently serves as a manager of, Aleph, a venture capital firm focused on serving Israeli entrepreneurs. The Company believes that Mr. Eisenberg will bring to our board of directors his deep knowledge and understanding of Finjan’s business, gained over ten years of service as a director of Finjan, and his extensive board leadership with other companies in the technology industry.

Eric Benhamou. Mr. Benhamou was appointed as a director of the Company effective as of June 23, 2013. He has served as a director of Finjan since 2006. Mr. Benhamou is also chairman and chief executive officer of Benhamou Global Ventures, LLC, which he founded in 2003. Benhamou Global Ventures, LLC invests and plays an active role in innovative high tech firms throughout the world. Mr. Benhamou sits or has sat on the boards of directors of numerous public and private companies in the technology industry. Among U.S. public companies, he serves as a director of Cypress Semiconductor Corporation, a semiconductor company (chairman, since 1993) and SVB Financial Group, a diversified financial services company, bank holding company and financial holding company (since 2005), and has previously served as a director of RealNetworks, Inc., creator of digital media services and software (2003-2012), 3Com Corporation, a public networking solutions provider (chairman, 1990-2010), Voltaire Ltd., a public grid computing network solutions company (2007-2011), Dasient, a security company that provides malware detection and prevention solutions (2010-2011) and Palm, Inc., a public mobile products provider (chairman, 1999-2007). Mr. Benhamou also has served in management capacities at various public and private technology companies, including Palm, Inc. (interim chief executive officer, 2001-2003) and 3Com Corporation (chief executive officer, 1990-2000), and previously founded Bridge Communications, an early networking pioneer, and served as vice president of engineering (1981-1987) until its merger with 3Com in 1987. He serves as a member of the board of the Stanford University School of Engineering, as a vice chairman of the board of governors of Ben Gurion University of the Negev, and serves other educational and philanthropic organizations. Mr. Benhamou holds a Master of Science degree from Stanford University’s School of Engineering, a Diplôme d’Ingénieur and a doctorate from Ecole Nationale Supérieure d’Arts et Métiers, Paris, and several honorary degrees. We believe that Mr. Benhamou’s extensive experience managing public companies in the technology sector, his expertise in venture and other financial transactions, and his engineering expertise makes him well-qualified to serve on our board of directors.

Alex Rogers. Alex Rogers was appointed as a director of the Company effective as of June 23, 2013. He has served as a director of Finjan since 2005. Mr. Rogers also serves as a managing director HarbourVest Partners (Asia) Limited and HarbourVest Partners LLC, which he joined in 1998. At HarbourVest, he focuses on direct co-investments in growth equity, buyout, and mezzanine transactions in Asia, Europe and emerging markets regions, and has been instrumental in expanding and managing HarbourVest’s direct investment team in London, including its direct European senior debt investing activities. He has also been actively involved in HarbourVest’s business development activities, including the listings of HarbourVest Global Private Equity Limited (“HVPE”) and HarbourVest Senior Loan Europe Limited (“HSLE”). Mr. Rogers transferred to HarbourVest’s Hong Kong subsidiary in 2012. He serves or has recently served as a board member or board observer at M86, MobileAccess Networks (acquired by Corning), MYOB (acquired by Bain Capital), Nero AG, Transmode Systems (TRMO:SS), TynTec, and World-Check (acquired by Thomson Reuters). His previous experience includes two years with McKinsey & Company. Mr. Rogers received a BA (summa cum laude) in Economics from Duke University in 1996 and an MBA from Harvard Business School in 2002, where he graduated with high distinction and was named a Baker Scholar.

Edward J. Gildea. Mr. Gildea has been a director of the Company since January 2006. From January 2006 until the closing of the Reverse Merger, Mr. Gildea also served as our chairman, president and chief executive officer. From 2001 to 2005, he held several executive positions including chief operating officer, executive vice president, Strategy and Business Development, and General Counsel of Quality Metric Incorporated, a private health status measurement business. During that period, Mr. Gildea was also engaged in the private practice of law representing business clients and held management positions in our predecessor companies.

He holds an A.B. degree from the College of the Holy Cross and a J.D. degree from Suffolk University Law School. The Company believes that Mr. Gildea’s financial and business expertise, including a diversified background of counseling and managing both public and private companies, gives him the qualifications and skills to serve on our board of directors.

Executive Officers

The following information pertains to our non-director executive officers.

Philip Hartstein. Mr. Hartstein was appointed as the president of the Company in connection with the closing of the Reverse Merger. He has served as president of Finjan since April 2013. Previously, Mr. Hartstein was a vice president and portfolio manager with IP Navigation Group a full-service patent monetization firm, from 2012 to 2013. He served as Managing Director—Business Development with Rembrandt IP Solutions, a firm that specializes in investing in and monetizing infringed intellectual property, from 2009 to 2012. In prior roles, Mr. Hartstein was a director with IPotential in the patent brokerage group, a director and early member of Ocean Tomo’s management team overseeing both the patent analytics and IP acquisitions groups, working as an in-house IP manager for a medical device start-up, and as a patent engineer for boutique IP law firm.

Shimon Steinmetz. Mr. Steinmetz was appointed as the chief financial officer of the Company in connection with the Reverse Merger. He has served as chief financial officer of Finjan since April 2013. Prior to joining Finjan, Mr. Steinmetz worked in the technology investment banking practice at Cantor Fitzgerald. Earlier in his career he worked as restructuring consultant at Grant Thornton and as a Senior Associate at TH Lee Putnam Ventures. He began his career on Wall Street as an investment banker at Goldman Sachs and Salomon Smith Barney. Shimon holds a MBA from the University of Chicago Booth School of Business and a BA from Yeshiva University.

Family Relationships

There are no family relationships among the members of our board of directors or our executive officers.

Composition of the Board and Director Independence

Our board of directors currently consists of five members. Our board of directors determines director independence based on the definition of “independent directors” under NASDAQ Marketplace Rule 5605(a)(2). Consistent with that standard, after review of all relevant transactions and relationships, including between each director, any of his family members, and us, our executive officers and our independent registered public accounting firm, our board of directors has affirmatively determined that as of the date hereof, Messrs. Eisenberg, Benhamou and Rogers are independent under the NASDAQ standard for independence. Prior to the Reverse Merger, our board of directors consisted of two members, one of whom (Edward Stoltenberg) qualified as an independent director.

In accordance with our certificate of incorporation, our board of directors is divided into three classes of directors, with the classes as nearly equal in number as possible, each serving staggered three-year terms. As a result, approximately one third of our board of directors will be elected each year.

The terms of office of our board of directors will be:

•	Class 1 directors, whose initial term was scheduled to expire at the annual meeting of stockholders to be held in 2013, but since no 2013 stockholders meeting was held, their term will expire when their successors are duly elected and qualify;

•	Class 2 directors, whose initial term will expire at the annual meeting of stockholders to be held in 2014 and when their successors are duly elected and qualify; and

•	Class 3 directors, whose initial term will expire at the annual meeting of stockholders to be held in 2015 and when their successors are duly elected and qualify.

Daniel Chinn and Eric Benhamou are class 1 directors, Edward Gildea and Alex Rogers are class 2 directors and Michael Eisenberg is a class 3 director.

The classification of directors will have the effect of making it more difficult for stockholders to change the composition of our board. Our bylaws provide that the number of directors shall consist of not less than two and not more than eight members, with the exact number to be fixed at the discretion of the board.

Board Committees

As our common stock is not presently listed for trading or quotation on a national securities exchange, we are not presently required to have board committees, such as an audit committee, compensation committee or nominating committee. In view of the fact that our board of directors had only two members until June 23, 2013, the customary functions of an audit committee, compensation committee and nominating committee had been performed by the full board of directors. On October 7, 2013, we adopted a new written charter for, and reconstituted, the compensation committee of our board of directors. Michael Eisenberg and Alex Rogers serve as members of the compensation committee. In addition, on October 7, 2013, we adopted a new written charter for, and reconstituted, the nominating and corporate governance committee of our board of directors Daniel Chinn and Michael Eisenberg serve as members of the nominating and corporate governance committee. The function of our audit committee continues to be performed by our full board of directors. We currently have one board member, Eric Benhamou, who qualifies as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2013, none of our executive officers served as a director of or member of a compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Business Conduct and Ethics

Our Board has adopted a code of business conduct and ethics that establishes the standards of ethical conduct applicable to all directors, officers and employees of the Company. The code of business conduct and ethics addresses, among other things, conflicts of interest, compliance with disclosure controls and procedures, and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our code of business conduct and ethics in situations where questions are presented to it. We intend to satisfy the disclosure requirements under the Securities Exchange Act of 1934, as amended, regarding amendments to, or a waiver from, our Code of Business Conduct and Ethics by posting such information on our website (www.finjan.com). There were no amendments or waivers to our code of business conduct and ethics in fiscal year 2013. Our code of business conduct and ethics is available for review on our website at www.finjan.com. To request a copy of the code of business conduct and ethics, please make written request to our Chief Financial Officer c/o Finjan Holdings, Inc., 122 East 42nd Street, Suite 1512, New York, NY 10168.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2013, except that Eric Benhamou failed to file a Form 3 to report his appointment as a director of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides the compensation earned for the fiscal years indicated for services rendered to us in all capacities, by our named executive officers.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	All Other Compensation	Total
Philip Hartstein	2013	$150,000	$50,000	$—	$276,942	$75,000	$551,942
President (3)
Shimon Steinmetz	2013	$100,000	$50,000	$—	$118,689	$59,999	$328,688
Chief Financial Officer (4)
Daniel Chinn	2013	$—	$—	$—	$451,143	$—	$451,143
Chief Executive Officer, Finjan, Inc. (5)
Edward Gildea	2013	$49,215	$—	$29,411	$—	$300,000	$378,626
President and Chief	2012	$229,005	$—	$—	$—	$—	$229,005
Executive Officer (6)	2011	$198,900	$—	$144,498	$117,740	$—	$461,138
David Allen	2013	$81,442	$—	$3,219	$—	$175,000	$259,661
Chief Financial Officer (7)	2012	$187,676	$—	$—	$—	$—	$187,676
	2011	$156,081	$—	$41,887	$34,130	$—	$232,098

(1)	The Company provided discretionary cash bonuses to its president and chief financial officer based upon the Company’s progress following the completion of the Reverse Merger. The bonuses were not based on specific performance criteria.
(2)	Represents the full grant date fair value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our December 31, 2013 financial statements. The value of stock awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named executive officers.
(3)	In April 2013, Finjan engaged Philip Hartstein to serve as its president pursuant to a consulting agreement, which was terminated upon the execution of an employment agreement between the Company and Mr. Hartstein effective as of July 1, 2013. Prior to the effectiveness of such employment agreement, the Company paid Mr. Hartstein $75,000 of consulting fees, which are reflected as “other compensation” in the table above. During 2013, Finjan granted Mr. Hartstein a ten-year option which, as a result of the Reverse Merger, was converted into a ten-year option to purchase 432,403 shares of common stock at an exercise price of $1.66 per share.
(4)	In April 2013, Finjan engaged Shimon Steinmetz to serve as its chief financial officer pursuant to a consulting agreement, which was terminated upon the execution of an employment agreement between the Company and Mr. Steinmetz effective as of July 1, 2013. Prior to the effectiveness of such employment agreement, the Company paid Mr. Steinmetz $59,999 of consulting fees, which are reflected as “other compensation” in the table above. During 2013, Finjan granted Mr. Steinmetz a ten-year option which, as a result of the Reverse Merger, was converted into a ten-year option to purchase 185,315 shares of common stock at an exercise price of $1.66 per share.
(5)	During 2013, Finjan granted Mr. Chinn a ten-year option which, as a result of the Reverse Merger, was converted into a ten-year option to purchase 535,355 shares of common stock at an exercise price of $1.66 per share. The option was awarded to Mr. Chinn directly.
(6)	Edward Gildea was the president and chief executive officer of Converted Organics, Inc. prior to the Reverse Merger. Mr. Gildea resigned his positions as an officer of the Company effective as of June 3, 2013. He continues to serve as a director of the Company. Mr. Gildea did not receive compensation in his capacity as a director during the year ended December 31, 2013. The Company awarded 241,938 shares of restricted stock to Mr. Gildea in connection with the closing of the Reverse Merger, all of which vested on December 3, 2013. Mr. Gildea also received $300,000, in cash, in connection with the termination of his severance agreement upon the consummation of the Reverse Merger. Mr. Gildea’s compensation is not included in the financial statements included within this Annual Report because this is pre-Reverse Merger compensation.

(7)	David Allen was the chief financial officer of Converted Organics, Inc. prior to the Reverse Merger. Mr. Allen resigned his position as an officer of the Company effective as of June 3, 2013. The Company awarded 26,482 shares of stock to Mr. Allen in connection with the closing of the Reverse Merger, all of which vested immediately upon grant. Mr. Allen also received $175,000, in cash, in connection with the termination of his severance agreement upon consummation of the Reverse Merger. Mr. Allen’s compensation is not included in the financial statements included within this Annual Report because this is pre-Reverse Merger compensation.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards during the year ended December 31, 2013:

		All Other	All Other
		Stock	Option
		Awards:	Awards:	Exercise	Grant Date
		Number of	Number of	or Base	Fair Value
		Shares of	Securities	Price of	of Stock and
	Grant	Stock or	Underlying	Option	Option
Name	Date	Units	Options	Awards	Awards
Philip Hartstein	5/7/2013	—	432,403	$1.66	$276,942
Shimon Steinmetz	5/7/2013	—	185,315	$1.66	$118,689
Daniel Chinn	5/7/2013	—	535,355	$1.66	$451,143
Edward Gildea	6/3/2013	20,161	—	n/a	$29,411
David Allen	6/3/2013	2,207	—	n/a	$3,219

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at December 31, 2013:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Philip Hartstein (1)	—	432,403	$1.66	5/7/2023	—	$—	—	$—
Shimon Steinmetz (2)	—	185,315	$1.66	5/7/2023	—	$—	—	$—
Daniel Chinn	422,107	113,248	$1.66	5/7/2023	—	$—	—	$—
Edward Gildea (3)	—	—	$—	—	—	$—	—	$—
David Allen (3)	—	—	$—	—	—	$—	—	$—

(1)	Twenty-five percent (25%) of the options awarded to Mr. Hartstein vest and become exercisable on March 31, 2014 and thereafter, 6.25% of the options vest and become exercisable every three calendar months
(2)	Twenty-five percent (25%) of the options awarded to Mr. Steinmetz vest and become exercisable on March 31, 2014 and thereafter, 6.25% of the options vest and become exercisable every three calendar months.
(3)	Options to purchase common stock previously held by Edward Gildea and David Allen were exercisable for less than one share following the reverse stock splits described above, and, accordingly, such options were not outstanding as of December 31, 2013.

Option Exercises and Stock Vested

The following table summarizes, with respect to our named executive officers, all options that were exercised or stock that vested during fiscal 2013:

	Option Awards		Restricted Stock
	Number of Shares	Value Realized	Number of	Value Realized
Name	Acquired on Exercise	on Exercise	Shares Vested	on Vesting
Edward Gildea	—	$—	20,162	$154,232
David Allen	—	$—	2,207	$3,219

Employment Agreements

Philip Hartstein

On July 8, 2013, we and Philip Hartstein entered into an employment agreement, which we refer to as the “Hartstein Employment Agreement”, pursuant to which Mr. Hartstein serves as our President. The Hartstein Employment Agreement provides for a base salary of $300,000 per year. In addition, pursuant to the Hartstein Employment Agreement, Mr. Hartstein is eligible to receive a discretionary bonus at the end of every four month period of his employment term, based on Mr. Hartstein’s performance and the overall progress of the Company, in an aggregate amount of up to $75,000 per year. The Hartstein Employment Agreement was effective as of July 1, 2013. Either we or Mr. Hartstein may terminate the Hartstein Employment Agreement at any time upon 90 days prior written notice. Prior to the completion of the Reverse Merger, on March 29, 2013, Finjan entered into a consulting agreement with Mr. Hartstein that provided for substantially the same compensation as described above. In addition, pursuant to the consulting agreement between Mr. Hartstein and Finjan, Finjan granted Mr. Hartstein options to purchase 21 shares of Finjan common stock at an exercise price of $34,096.87 per share, which options were converted as a result of the Reverse Merger into options to purchase 432,403 shares of our common stock at an adjusted exercise price of $1.6559 per share. Such options have a four-year vesting term, which vesting shall cease upon a termination of the Hartstein Employment Agreement for any reason, subject to accelerated vesting if Mr. Hartstein is terminated within one year following a change of control of the Company (see “—Potential Payments Upon Termination or Change-in-Control—Messrs. Hartstein and Steinmetz” below). The consulting agreement between Finjan and Mr. Hartstein ceased to be effective upon our entry into the Hartstein Employment Agreement.

Shimon Steinmetz

On July 8, 2013, we and Shimon Steinmetz entered into an employment agreement, which we refer to as the “Steinmetz Employment Agreement”, pursuant to which Mr. Steinmetz serves as our Chief Financial Officer. The Steinmetz Employment Agreement provides for a base salary of $200,000 per year. In addition, pursuant to the Steinmetz Employment Agreement, Mr. Steinmetz is eligible to receive a discretionary bonus at the end of each calendar year during his employment term, based on Mr. Steinmetz’s performance and the overall progress of the Company, in an aggregate amount of up to $50,000 per year. The Steinmetz Employment Agreement was effective as of July 1, 2013. Either we or Mr. Steinmetz may terminate the Steinmetz Employment Agreement at any time upon 90 days prior written notice. Prior to the completion of the Reverse Merger, on March 28, 2013, Finjan entered into a consulting agreement with Mr. Steinmetz that provided for substantially the same compensation as described above. In addition, pursuant to the consulting agreement between Mr. Steinmetz and Finjan, Finjan granted Mr. Steinmetz options to purchase 9 shares of Finjan common stock at an exercise price of $34,096.87 per share, which options were converted as a result of the Reverse Merger into options to purchase 185,315 shares of our common stock at an adjusted exercise price of $1.6559 per share. Such options have a four-year vesting term, which vesting shall cease upon a termination of the Steinmetz Employment Agreement for any reason, subject to accelerated vesting if Mr. Steinmetz is terminated within one year following a change of control of the Company (see “—Potential Payments Upon Termination or Change-in-Control—Messrs. Hartstein and Steinmetz” below). The consulting agreement between Finjan and Mr. Steinmetz ceased to be effective upon our entry into the Steinmetz Employment Agreement.

Other than Messrs. Hartstein and Steinmetz, all of our named executive officers are at-will employees. We have severance agreements with Edward J. Gildea and David Allen described below under “—Potential Payments Upon Termination or Change-in-Control—Messrs. Gildea and Allen”, both of which have been terminated in connection with the Reverse Merger.

Potential Payments Upon Termination or Change-in-Control

Messrs. Hartstein and Steinmetz

Pursuant to the Hartstein Employment Agreement, the unvested portion of any options granted to Mr. Hartstein pursuant to the consulting agreement between Finjan and Mr. Hartstein (and converted into options to purchase our common stock as a result of the Reverse Merger) shall accelerate upon the occurrence of a change of control of the Company and termination of the Hartstein Employment Agreement within one year thereafter.

Pursuant to the Steinmetz Employment Agreement, the unvested portion of any options granted to Mr. Steinmetz pursuant to the consulting agreement between Finjan and Mr. Steinmetz (and converted into options to purchase our common stock as a result of the Reverse Merger) shall accelerate upon the occurrence of a change of control of the Company and termination of the Steinmetz Employment Agreement within one year thereafter.

Messrs. Gildea and Allen

Effective as of April 20, 2011, the Company entered into severance agreements with Mr. Gildea and Mr. Allen, which provided that, upon a change in control of the Company, Messrs. Gildea and Allen were be entitled to a continuation of payment of their base salary for a term of thirty-six months, payable in bi-weekly installments in accordance with the Company’s regular payroll practices. Such severance agreements defined “Change of Control” to mean the consummation of any of the following events: (i) a sale, lease or disposition of all or substantially all of the assets of the Company, or (ii) a merger or consolidation (in a single transaction or a series of related transactions) of the Company with or into any other corporation or corporations or other entity, or any other corporate reorganization, where the stockholders of the Company immediately prior to such event do not retain (in substantially the same percentages) beneficial ownership, directly or indirectly, of more than fifty percent (50%) of the voting power of and interest in the successor entity or the entity that controls the successor entity; provided, however, that a “Change in Control” did not include a sale, lease, transfer or other disposition of all or substantially all of the capital stock, assets, properties or business of the Company (by way of merger, consolidation, reorganization, recapitalization, sale of assets, stock purchase, contribution or other similar transaction) that involved the Company, on the one hand, and the Company or any of its subsidiaries.

The severance agreements also provided that, in the event a Change of Control occurred, and the employment of either Mr. Gildea or Mr. Allen was terminated (i) by the Company for a reason other than for “Cause” (as defined in the applicable severance agreement) or (ii) by the Executive for “Good Reason” (as defined in the applicable severance agreement), then the Executive would be eligible for severance pay as described above.

Mr. Gildea and Mr. Allen agreed to terminate the severance agreements in connection with the closing of the Reverse Merger. In exchange for such termination, the Company paid $300,000 and $175,000 and awarded 20,162 and 2,207 shares of our common stock to Messrs. Gildea and Allen, respectively (on an adjusted basis, after giving effect to the 1-for-12 Reverse Stock Split). The shares of common stock awarded to Mr. Gildea will lapse and be forfeited in the event Mr. Gildea elects to no longer serve as a director of the Company or an affiliate of the Company prior to the six month anniversary of the grant date.

Director and Officer Indemnification Agreements

We have entered into indemnification agreements with certain members of our board of directors (Eric Benhamou, Daniel Chinn, Michael Eisenberg and Alex Rogers) and Phil Hartstein and Shimon Steinmetz. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We also expect to maintain directors and officers liability insurance and may enter into similar indemnification agreements with future directors and executive officers. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Employee Benefit Plans

Finjan Holdings, Inc. 2013 Global Share Option Plan and Israeli Sub-Plan

On June 3, 2013, immediately following the closing of the Reverse Merger, our board of directors approved the 2013 Option Plan and determined to submit the 2013 Option Plan to the stockholders of the Company with the recommendation of the board for approval. The 2013 Option Plan was approved by the holders of a majority of our common stock approved by written consent in lieu of a special meeting as of July 5, 2013. Prior to the closing of the Reverse Merger, Finjan had outstanding options to purchase an aggregate of 77 shares of its common stock, at an exercise price of $34,096.87 per share. Pursuant to the Merger Agreement, such options were converted as a result of the Reverse Merger into options to purchase an aggregate of 1,585,476 shares of our common stock, at an adjusted exercise price of $1.6559 per share, which options have been granted under our 2013 Option Plan.

A general description of the basic features of the 2013 Option Plan is set forth below.

The 2013 Option Plan is intended to provide an incentive to retain, in the employ of the company and its affiliates, persons of training, experience, and ability; to attract new employees, directors, consultants and service providers; to encourage the sense of proprietorship of such persons; and to stimulate the active interest of such persons in our development and financial success by providing them with opportunities to purchase our common stock in accordance with the 2013 Option Plan. Any person who is employed by us or any of our affiliates, as well as any of our directors, consultants, advisers, service providers or controlling stockholders (within the meaning of Israeli Income Tax Ordinance [New Version] 1961, as amended, or the “Ordinance”) is eligible to participate in the 2013 Option Plan.

The 2013 Option Plan is intended to meet the performance-based compensation exemption under Section 162(m) of the Internal Revenue Code of 1986. In addition, the 2013 Option Plan is intended to enable the company to grant options and issue shares under various tax regimes, including, the United States, Israel and other jurisdictions.

The 2013 Option Plan was effective as of June 3, 2013, the date it was adopted by our board of directors and will terminate at the end of ten years from such date of adoption; provided, however, that the 2013 Option Plan will remain in effect until the latest expiration date of any outstanding option. Subject to applicable law, no option subject to the 2013 Option Plan was able to be exercised until the plan was approved by our shareholders.

We have reserved 2,236,836 authorized but unissued shares of common stock for purposes of the 2013 Option Plan, subject to adjustment in the event of certain transactions, including certain mergers, sales of substantially all of the company’s assets, reverse mergers, and certain changes in control of the company, as well as to reflect stock splits, recapitalizations, share exchanges and similar transactions.

The administration, interpretation and operation of the 2013 Option Plan will be vested in our board of directors, or a compensation or other committee thereof as determined by our board of directors. Effective as of October 7, 2013, our compensation committee serves as the administrator of the 2013 Option Plan. Our board of directors, or committee thereof tasked with administering the 2013 Option Plan is sometimes referred to as the “Administrator.”

The Administrator will have the full power and discretionary authority, subject to applicable law and subject to our certificate of incorporation, to: (i) designate optionees; (ii) determine the terms and provisions of the respective option agreements awarded under the 2013 Option Plan (which may, but need not, be identical), including, but not limited to, the number of options to be granted to each optionee, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised and the nature and duration of restrictions as to the transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2013 Option Plan; (v) replace, cancel or suspend awards, as necessary; (vi) determine the fair market value of the shares covered by each option in accordance with the 2013 Option Plan; (v) designate the type of options to be granted to an optionee; (vi) alter any restrictions and conditions of any options or shares subject to any options; (ix) determine the purchase price of the option; (x) prescribe, amend and rescind rules and regulations relating to the 2013 Option Plan; and (vii) determine any other matter which is necessary or desirable for, or incidental to the administration of the 2013 Option Plan.

The purchase price of each share subject to an option awarded under the 2013 Option Plan will be determined by the Administrator in its sole and absolute discretion in accordance with applicable law, subject to any guidelines as may be determined by our board of directors (in the event the board of directors is not then the Administrator) from time to time. However, in the case of a grant to any eligible person subject to U.S. taxation, the 2013 Option Plan provides that the purchase price shall not be less than 100% of the fair market value (as determined in accordance with the 2013 Option Plan) of the underlying shares as determined on the date of grant.

The 2013 Option Plan provides that, in the event of certain transactions, including certain mergers, sales of substantially all of the company’s assets, reverse mergers, and certain changes in control of the Company, the unexercised options then outstanding under the plan will be assumed or substituted for an appropriate number of shares of the securities of the successor company, unless the successor company does not agree to do so. However, any options that are exercisable into shares that have a fair market value that is equal to or less than such option’s purchase price may be cancelled by the Administrator rather than assumed or substituted by the successor company. The number of shares issuable upon exercise of options may also be adjusted to reflect stock splits, recapitalizations, stock dividends, share exchanges and similar transactions.

Options granted under the 2013 Option Plan may be exercised by the optionee in whole or in part from time to time, to the extent that the options become vested and exercisable, prior to the applicable expiration date, and provided that, subject to certain exceptions, the optionee is employed by, serves as a director, or provides services to us or any of our affiliates, at all times during the period beginning with the date of grant and ending upon the date of exercise.

Options granted under the 2013 Option Plan, to the extent not previously exercised, will terminate upon the earlier of: (i) the date set forth in the option agreement; (ii) the lapse of ten years from the date of grant; (ii) in the event of certain transaction and other events specified in the plan, and (iii) the expiration of any extended period applicable under the plan following the termination of the optionee’s service to the company or its affiliates.

In the event of termination of optionee’s employment, directorship or service-provider relationship, with us and all of our affiliates, all options granted to such optionee under the 2013 Option Plan will immediately expire, subject to limited exceptions. However, the 2013 Option Plan provides that an option may be exercised after the date of termination of an optionee’s employment or service with us or any of our affiliates during an additional period of time beyond the date of such termination, but only with respect to the number of vested options at the time of such termination, if (i) the termination is without cause, in which event any vested option still in force may be exercised within a period of ninety days after the date of such termination or the expiration date of the option, if earlier; or (ii) termination is the result of death or disability of the optionee, in which event any vested option still in force may be exercised within a period of twelve months after the date of such termination or the expiration date of the option, if earlier; or (iii) prior to the date of such termination, the Administrator shall authorize an extension of the terms of all or part of the vested options beyond the date of such termination for a period not to exceed the period during which the options by their terms would otherwise have been exercisable.

Any form of option agreement authorized by the 2013 Option Plan may contain such other provisions as the Administrator may, from time to time, deem advisable.

Without derogating from any other rights granted to the Administrator, the board of directors may at any time, but when applicable, after consultation with any trustee appointed in accordance with the Israeli sub-plan under the 2013 Option Plan, amend, alter, suspend or terminate the plan and/or any sub-plan thereunder. No amendment, alteration, suspension or termination of the 2013 Option Plan will impair the rights of any optionee, unless mutually agreed otherwise between us and the optionee. Termination of the 2013 Option Plan will not affect the Administrator’s ability to exercise the powers granted to it hereunder with respect to options granted under the 2013 Option Plan prior to the date of such termination.

Option awards under the 2013 Option Plan to participants who are residents of the State of Israel or those who are deemed to be residents of the State of Israel for tax purposes, whom we refer to as “Israeli Optionees,” are subject to the provisions of an Israeli sub-plan, which we refer to as the “Israeli Sub-Plan.” The Israeli Sub-Plan provides that eligible employees who are Israeli Optionees may only be granted options granted pursuant to Section 102 of the Ordinance and eligible non-employee Israeli Optionees may only be granted options granted pursuant to Section 3(i) of the Ordinance.

Converted Organics 2010 Omnibus Stock Compensation Plan

At the Annual Meeting of Shareholders on June 30, 2010, our stockholders approved the Converted Organics 2010 Omnibus Stock Compensation Plan, or the “2010 Stock Compensation Plan.” Commencing January 1, 2011 and on the first day of each fiscal year thereafter, the number of shares authorized for issuance under the 2010 Stock Compensation Plan is automatically recalculated to be equal to 20% of the shares of the Company’s common stock outstanding on the last day of the prior fiscal year, less any issuances made under both the 2006 Option Plan and the 2010 Stock Compensation Plan. Accordingly, as of January 1, 2013 and 2014, 17,894 and 4,473,191 shares of our common stock respectively, were available for issuance pursuant to the 2010 Stock Compensation Plan. The 2010 Stock Compensation Plan replaced the 2006 Option Plan.

Under the 2010 Stock Compensation Plan, the Compensation Committee may grant awards in the form of incentive stock options, as defined in Section 422 of the Code, as well as options which do not so qualify, stock units, stock awards, stock appreciation rights and other stock-based awards. The 2010 Stock Compensation Plan also permits awards to be granted that are based on or measured by common stock to employees, consultants and non-employee directors, on such terms and conditions as our compensation committee deems appropriate. Other stock-based awards may be granted subject to achievement of performance goals or other conditions and may be payable in common stock or cash, or in a combination of the two.

Although, in connection with the adoption of the 2010 Stock Compensation Plan, we reserved the right to issue new options pursuant to the 2006 Option Plan, to the extent that any currently outstanding options are forfeited under that 2006 Option Plan, we do not intend to issue additional options under either the 2010 Stock Compensation Plan or the 2006 Option Plan. Instead, we expect that future equity-based awards will be made under our 2013 Option Plan or other equity, incentive compensation or similar plans that the Company may adopt in the future, to our directors, officers and other employees and consultants.

Director Compensation

Effective immediately following the Reverse Merger, we ceased to pay fees or other compensation to our non-executive directors, such that our board of directors did not receive any compensation for their service during 2013. Our board of directors may determine to pay non-executive directors fees in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows information regarding the beneficial ownership of our common stock as of March 10, 2014 by:

•	each person who is known by us to own beneficially more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has shares or “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or direct the disposition of such security. Under those regulations, the number of shares of common stock and percentages set forth opposite the name of each person and entity in the following table includes common stock underlying options held by that person or entity, that are exercisable within 60 days after March 10, 2014, but excludes common stock underlying options held by any other person or entity. Except as noted below, the address for each person listed in the following table is c/o Finjan Holdings, Inc., 122 East 42nd Street, New York, New York 10168. Subject to applicable community property laws, we believe that all persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	Shares Beneficially Owned
Name of Beneficial Owner	Number		%(1)
Daniel Chinn, Director	401,517	(2)	1.8%
Philip Hartstein, President	108,101	(3)	*
Shimon Steinmetz, Chief Financial Officer	46,329	(4)	*
Michael Eisenberg, Director	5,353,555	(5)	23.9%
Eric Benhamou, Director	617,718	(6)	2.8%
Alex Rogers, Director	0	(7)	—
Edward Gildea, Director	20,162	(8)	*
All directors and executive officers as a group	6,547,382	(9)	28.6%

BCPI I, L.P.	5,353,555	(10)	23.9%
2480 Sand Hill Road
Menlo Park, CA 94025
Israel Seed IV, L.P.	4,365,207	(11)	19.5%
309 Queensgate House
South Church Street
Georgetown,
Grand Cayman, Cayman Islands
Harbourvest International Private Equity Partners IV Direct Fund L.P.	4,303,435	(12)	19.2%
c/o HarbourVest Partners, LLC
One Financial Center
44th Floor
Boston, MA 02111
Cisco Systems, Inc.	1,688,429		7.5%
170 W. Tasman Drive
San Jose, CA 95134
Star Bird Holdings Limited	1,461,933	(13)	6.5%
c/o BWCI Group,
Albert House,
South Esplanade,
St Peter Port
Guernsey GY1 3BY
D and A Income Limited	1,461,933	(14)	6.5%
c/o HSBC Trustee (C.I.) Limited
HSBC House
Esplanade
St Helier
Jersey JE1 1GT, Channel Islands

(1)	Percentages are based on 22,368,453 shares of common stock issued and outstanding as of March 10, 2014.
(2)	Includes options to purchase up to 401,517 shares of common stock, which are currently exercisable or will become exercisable within sixty days for $1.6559 per share. Does not include options to purchase up to 133,839 shares of common stock which are not currently exercisable and will not become exercisable within the next 60 days.
(3)	Includes options to purchase up to 108,101 shares of common stock, which are currently exercisable or will become exercisable within sixty days, for $1.6599 per share. Does not include options to purchase up to 324,302 shares of common stock which are not currently exercisable and will not become exercisable within the next 60 days.
(4)	Includes options to purchase up to 46,329 shares of common stock, which are currently exercisable or will become exercisable within sixty days, for $1.6599 per share. Does not include options to purchase up to 138,987 shares of common stock which are not currently exercisable and will not become exercisable within the next 60 days.
(5)	Represents the 5,353,555 shares of common stock held by BCPI I, L.P. See footnote (10).
(6)	Includes shares of common stock held by Benhamou Global Ventures LLC, with respect to which Eric Benhamou has sole voting and dispositive power.

(7)	Excludes the 4,303,435 shares held by HarbourVest International Private Equity Partners IV-Direct Fund L.P. Alex Rogers is an employee of HarbourVest Partners (Asia) Limited, a subsidiary of HarbourVest Partners, LLC, the Managing Member of HIPEP IV Direct Associates LLC, which is the General Partner of HarbourVest International Private Equity Partners IV-Direct Fund L.P. Mr. Rogers does not have voting power or dispositive power with respect to shares held by HarbourVest International Private Equity Partners IV-Direct Fund L.P. and disclaims beneficial ownership of the shares held by HarbourVest International Private Equity Partners IV-Direct Fund.
(8)	Includes 20,162 shares issued to Mr. Gildea in connection with the termination of his severance agreement on June 3, 2013. The business address for Mr. Gildea is 7A Commercial Wharf West, Boston, MA 02110.
(9)	Includes options to purchase up to 555,947 shares of common stock held by Daniel Chinn, Philip Hartstein and Shimon Steinmetz which are currently exercisable or will become exercisable within 60 days for $1.6559 per share.
(10)	Represents 5,353,555 shares of common stock held by BCPI I, L.P. (“BCPI I”) for itself and as nominee for BCPI Founders’ Fund I, L.P. (“BCPI FF”) and for other individuals and entities. BCPI Partners I, L.P. (“BCPI GP”), the general partner of both BCPI I and BCPI FF, may be deemed to have sole power to vote and dispose of these shares, BCPI Corporation (“BCPI Corp.”), the general partner of BCPI GP, may be deemed to have sole power to vote and dispose of these shares, and Michael Eisenberg (“Eisenberg”) and Arad Naveh (“Naveh”), the directors of BCPI Corp., may be deemed to have shared power to vote and dispose of these shares. The foregoing information is based solely upon information contained in the Schedule 13D filed by BCPI I, BCPI GP, BCPI Corp., Eisenberg and Naveh on June 13, 2013.
(11)	Represents 4,365,207 shares of common stock held by Israel Seed IV, L.P., the general partner of which is Israel Venture Partners 2000 Limited (“Israel Venture”). Neil Cohen (“Cohen”), Jonathan Medved and Michael Eisenberg are the current members of Israel Venture. However, Neil Cohen is the managing member of Israel Venture and, in his capacity as such, has voting and dispositive power with respect to securities beneficially owned by Israel Venture. Both Israel Venture and Cohen have disclaimed beneficial ownership of the reported securities except to the extent of their pecuniary interest therein. The foregoing information is based solely upon information contained in the Schedule 13D filed by Israel Seed and Israel Venture on June 13, 2013.
(12)	Voting and investment power over the securities owned directly by HarbourVest International Private Equity Partners IV-Direct Fund L.P. (“HarbourVest Direct”) is exercised by the Investment Committee of HarbourVest Partners, LLC, (“HarbourVest Partners”) which is the Managing Member of HIPEP IV Direct Associates LLC (“HarbourVest Associates”), which is the General Partner of HarbourVest Direct Based solely upon the Schedule 13G filed by HarbourVest Direct, HarbourVest Associates and HarbourVest Partners, each of HarbourVest Direct, HarbourVest Associates and HarbourVest Partners shares voting and dispositive power with respect to the shares of common stock held by HarbourVest Direct.
(13)	BWCI Pension Trustees Limited (“PTL”) and BWCI Trust Company Limited (“CTL”), as the corporate directors of Star Bird Holdings Limited (“STAR”), manage various investments of STAR, including STAR’s investments in the Company. Each of PTL and CTL has, except in limited circumstances, the power to vote or to direct the vote and to dispose or to direct the disposition of the shares of common stock that STAR may be deemed to beneficially own. As a result, STAR, PTL and CTL may be deemed to constitute a “group” within the meaning of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, with respect to STAR’s investment in the Company. PTL and CTL own directly no Shares. Each of PTL and CTL have disclaimed beneficial ownership of any securities owned by STAR. The foregoing information is based solely upon information contained in the Schedule 13G filed by STAR, PTL and CT2 on June 18, 2013.
(14)	D & A Income Limited (“D&A”) is wholly-owned by HSBC International Trustee Limited, Jersey Branch (“HSBC International Trustee Limited”), as the sole trustee of certain trusts. Accordingly, HSBC International Trustee Limited may be deemed to beneficially own the shares of our common stock held directly by D&A. HSBC PB Corporate Services 1 Limited is the sole director of D&A and may also be deemed to beneficially own the shares of our common stock held by D&A. The foregoing is based on information provided by the stockholder.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Finjan has obtained, and we expect to continue to obtain, legal services from a law firm in which Daniel Chinn, a member of our board of directors and the chief executive officer of Finjan, is a partner. During the years ended December 31, 2013 and 2012, Finjan incurred legal fees due to such law firm in the amount of approximately $290,000 and $245,000, respectively.

Prior to the separation from the Former Parent, Finjan periodically received non interest bearing advances from the Former Parent to support its operations. During the year ended December 31, 2012 the Company had net transfers to the Former Parent amounting to approximately $2,470,000. As of December 31, 2012, the Company had a net amounts due to the Former Parent aggregating approximately $33,943,000. In February 2013, the Company repaid the outstanding balance due to the Former Parent in full and there are no amounts due to the Former Parent as of December 31, 2013.

The disclosures set forth under the headings “Business—Corporate Information and History” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Exchange Agreement”, “Management”, “Executive Compensation—Employment Agreements”, “Executive Compensation—Potential Payments Upon Termination or Change-in-Control”, “Executive Compensation—Director Compensation” and “Security Ownership of Certain Beneficial Owners and Management”, are incorporated herein by reference.

As payment for compensation accrued and not paid since April 1, 2006 and expenses incurred but not reimbursed since April 1, 2006, we have previously disclosed an intent to pay in the future, out of available cash, a total of $150,000 to the following current and former executive officers, directors and consultants, each of whom will receive $50,000: Edward J. Gildea, John A. Walsdorf and William A. Gildea. However, in connection with the closing of the Reverse Merger, Edward J. Gildea and William A. Gildea each waived their respective rights to receive such payment.

Marshall S. Sterman, a former director, is also currently chairman of the board of Urban Ag Corp, which licenses technology held by a former subsidiary of the Company.

The above transactions were ratified by a majority of the members of our Board of Directors who were independent directors. Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from unaffiliated third parties, and all such transactions will be reviewed and subject to approval by our audit committee, if any, or directors serving in similar capacities, which will have access, at our expense, to our or independent legal counsel.

Other than the transactions contemplated by the Merger Agreement, employment agreements, lock-up Agreements with each of the former Finjan stockholders who received shares of our common stock in the Reverse Merger, or as otherwise described in this filing, there has not been and there is no currently proposed transaction or series of transactions in which the we were or are to be a participant and the amount involved exceeds $120,000, and in which any none of the following persons had or will have any direct or indirect material interest: (i) any of our or Finjan’s directors or officers; (ii) any person known to beneficially own, directly or indirectly, more than 5% of our common stock; or (iii) any immediate family member of any of the foregoing persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the fees that the Company billed or expected to be billed by Marcum LLP, our independent registered public accountants, for fiscal years 2013 and 2012.

	For The Years Ended December
	2013	2012
Audit Fees (1)	$128,750	$141,459
Audit-Related Fees (2)	73,800
Tax Fees (3)	—	—
All Other Fees

Total	$202,550	$141,459

(1)	Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and audit services provided in connection with other statutory and regulatory filings.
(2)	Audit-related fees relate to professional services rendered in connection with assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, including due diligence.
(3)	Tax fees relate to professional services rendered for tax compliance, tax advice and tax planning for the Company.

Although, we do not have pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X, the fees above were approved in advance.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 3, 2013, by and among Converted Organics, Inc. (now known as Finjan Holdings, Inc.) (the “Company”), COIN Merger Sub, Inc., and Finjan, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed June 3, 2013)

2.2	Asset Purchase Agreement between the Company and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to our current report Exhibit 2.02 on Form 8-K filed January 29, 2008)

2.3	Asset Purchase Agreement between the Company and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed June 21, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 9, 2008 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed March 5, 2008)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on August 10, 2009 (incorporated by reference to Exhibit 3.2 to our prospects on Form S-1 filed September 15, 2009)

3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 30, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 30, 2010)

3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 14, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.6	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2011 and effective November 8, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.7	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 2, 2012 and effective March 5, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed January 17, 2012)

3.8	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 11, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed April 30, 2012)

3.9	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on May 31, 2013 and effective June 3, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 3, 2013)

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated October 18, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on October 18, 2010)

3.11	Amended and Restated Bylaws, adopted June 6, 2008 (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 6, 2008

Exhibit Number	Exhibit Description
3.12	Amendment to the Bylaws, adopted September 10, 2010 (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed September 13, 2010)

10.1	Exchange Agreement, dated as of June 3, 2013, by and among the Company, Hudson Bay Master Fund Ltd. and Iroquois Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 3, 2013)

10.2	Closing Agreement, dated as of June 3, 2013, by and among the Company, Hudson Bay Master Fund Ltd., Iroquois Master Fund Ltd., the former stockholders of Finjan, Inc., and Michael Eisenberg, as the stockholder representative of the former stockholders of Finjan, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Amendment No. 1 to Form S-1 filed September 20, 2013)

10.3	Form of Registration Rights Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed June 3, 2013)

10.4	Form of Lock-Up Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed June 3, 2013)

10.5	Employment Agreement, dated as of July 5, 2013, by and between the Company and Philip Hartstein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 12, 2013)#

10.6	Employment Agreement, dated as of July 5, 2013, by and between the Company and Shimon Steinmetz (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 12, 2013)#

10.7	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)#

10.8	Form of Option Award under the Finjan Holdings, Inc. 2013 Global Share Option Plan*#

10.9	Consulting Agreement, dated as of March 29, 2013, by and between Finjan, Inc. and Philip Hartstein (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)#

10.10	Consulting Agreement, dated as of March 28, 2013, by and between Finjan, Inc. and Shimon Steinmetz (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)#

10.11	Termination Agreement, dated as of June 3, 2013, between the Company and Edward Gildea (incorporated by reference to Exhibit 10.10 to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2013)#

10.12	Termination Agreement, dated as of June 3, 2013, between the Company and David Allen (incorporated by reference to Exhibit 10.11 to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2013)#

16.1	Letter From Moody, Famiglietti & Andronico, LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to our current report on Form 8-K filed June 3, 2013)

21.1	Subsidiaries of Finjan Holdings, Inc.

24	Power of Attorney (contained on signature page).

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002**

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINJAN HOLDINGS, INC.

Date: March 13, 2014	By:	/s/ Philip Hartstein
Philip Hartstein
President (Principal Executive Officer)

Date: March 13, 2014	By:	/s/ Shimon Steinmetz
Shimon Steinmetz
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
* Eric Benhamou	Director	March 13, 2014

* Daniel Chinn	Director	March 13, 2014

* Michael Eisenberg	Director	March 13, 2014

* Edward Gildea	Director	March 13, 2014

* Alex Rogers	Director	March 13, 2014

/s/ Philip Hartstein Philip Hartstein	President (Principal Executive Officer)	March 13, 2014

/s/ Shimon Steinmetz Shimon Steinmetz	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2014

* By:	/s/ Philip Hartstein
Philip Hartstein Attorney-in-fact

FINJAN HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Finjan Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Finjan Holdings, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ (deficiency) equity and cash flows for the years ended December 31, 2013, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finjan Holdings, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years ended December 31, 2013, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Finjan Holdings, Inc., internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992) and our report dated, March 13, 2014, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of existence of certain material weaknesses.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 13, 2014

FINJAN HOLDINGS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$24,598	$91,545
Accounts receivable, net	50	—
Inventories	34	—
Prepaid expenses and other current assets	150	3

Total current assets	24,832	91,548
Property and equipment, net	953	—
Intangible assets, net	1,333	—
Goodwill	306	—
Investments	500	12,784
Other non-current assets	23	—

Total Assets	$27,947	$104,332

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$495	$2,562
Accounts payable - related parties	15	17
Accrued expenses	336	68
Accrued income taxes	4	25,325
Due to former parent	—	33,943
Other current liabilities	35	—

Total current liabilities	885	61,915
Deferred tax liabilities	39	—

Total Liabilities	$924	$61,915

Commitments and contingencies
Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock - $0.0001 par value; 1,000,000,000 shares authorized; 22,368,453 and 20,590,596 shares issued and outstanding at December 31, 2013 and 2012	2	2
Additional paid-in capital	21,546	17,821
Retained earnings	5,475	24,594

Total Stockholders’ Equity	27,023	42,417

Total Liabilities and Stockholders’ Equity	$27,947	$104,332

See Notes to these Consolidated Financial Statements

FINJAN HOLDINGS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2013	2012	2011
		(restated)	(restated)
Revenues	$744	$—	$—
Cost of revenues	762	—	—

Gross loss	(18)	—	—
Operating Expenses:
Selling, general and administrative	6,689	2,759	1,818
Transaction costs	790	—	—

Total operating expenses	7,479	2,759	1,818

Loss from operations	(7,497)	(2,759)	(1,818)

Other Income
Gain on settlements, net of legal costs	1,000	77,353	24,908
Gain on sale of patents, net of legal costs	—	—	1,280
Settlement proceeds for modification of licensing agreement	—	3,116	—
Other income	9	—	—
Interest income	153	164	3,124

Total other income	1,162	80,633	29,312

(Loss) income before provision for income taxes	(6,335)	77,874	27,494
Income tax (benefit) provision	(263)	26,889	3,396

Net (Loss) Income	$(6,072)	$50,985	$24,098

Net (Loss) Income Per Share:
Basic and Diluted	$(0.28)	$2.48	$1.17

Weighted Average Number of
Common Shares Outstanding:
Basic and Diluted	21,601,974	20,590,596	20,590,596

See Notes to these Consolidated Financial Statements

FINJAN HOLDINGS, INC.

Consolidated Statement of Stockholders’ (Deficiency) Equity

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	(Accumulated Deficit) Retained
	Shares	Amount	Capital	Earnings	Total
Balance - January 1, 2011	20,590,596	2	$13,553	$(50,489)	$(36,934)
Tax provision contributed by former parent	—	—	2,704	—	2,704
Net income	—	—	—	24,098	24,098

Balance - December 31, 2011	20,590,596	2	16,257	(26,391)	(10,132)
Tax provision contributed by former parent	—	—	1,564	—	1,564
Net income	—	—	—	50,985	50,985

Balance - December 31, 2012	20,590,596	2	17,821	24,594	42,417
Repurchase and retirement of common stock	(123,544)	—	(205)	—	(205)
Outstanding common stock of Converted Organics at time of exchange	89,473	—	131	—	131
Common stock issued in exchange for convertible notes, preferred stock and warrants	1,789,469	—	2,610	—	2,610
Amortization of stock option costs		—	1,156	—	1,156
Restricted stock awards granted	22,368	—	33	—	33
Dividend issued to former parent	—	—	—	(12,784)	(12,784)
Tax benefit contributed to former parent	—	—	—	(263)	(263)
Impact of share rounding as result of reverse stock split	91	—	—	—	—
Net loss	—	—	—	(6,072)	(6,072)

Balance - December 31, 2013	22,368,453	2	$21,546	$5,475	$27,023

See Notes to these Consolidated Financial Statements

FINJAN HOLDINGS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(6,072)	$50,985	$24,098
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	241	—	—
Stock-based compensation expense	1,189	—	—
Shares received in settlement of litigation	—	(8,353)	—
Shares received in exchange for modification of license agreement	—	(3,116)	—
Gain on sale of patents	—	—	(1,280)
Tax provision contributed by Former Parent	(263)	1,564	2,704
Changes in operating assets and liabilities:
Accounts receivable	152	—	—
Inventories	94	—	—
Prepaid expenses and other current assets	(82)	(3)	—
Other assets	(23)	—	—
Accrued expenses	(346)	68	—
Accounts payable	(2,331)	1,740	389
Accounts payable - related parties	(2)	2
Accrued income taxes	(25,321)	24,633	691
Deferred tax liability	(4)	—	—

Total Adjustments	(26,696)	16,535	2,504

Net Cash (Used in) Provided By Operating Activities	(32,768)	67,520	26,602

Cash Flows From Investing Activities
Purchases of shares in investee	(500)	(1,601)	—
Proceeds from sale of shares in investee	—	286	—
Cash acquired through merger with Converted Organics	63	—	—
Proceeds from notes receivable acquired through merger with Converted Organics	517	—	—
Purchases of property and equipment	(111)	—	—
Proceeds from sale of patents, net of legal costs	—	—	1,280

Net Cash (Used in) Provided by Investing Activities	(31)	(1,315)	1,280

Cash Flows From Financing Activities
Repayment of loan from Former Parent	(33,943)	(2,470)	(157)
Repurchase and retirement of common stock	(205)	—	—

Net Cash Used in Financing Activities	(34,148)	(2,470)	(157)

Net (Decrease) Increase in Cash and Cash Equivalents	(66,947)	63,735	27,725
Cash and Cash Equivalents - Beginning	91,545	27,810	85

Cash and Cash Equivalents - Ending	$24,598	$91,545	$27,810

See Notes to these Consolidated Financial Statements

FINJAN HOLDINGS, INC.

Consolidated Statements of Cash Flows – Continued

(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for income taxes	$25,331	$—	$—

Non-cash investing and financing activities:
Distribution of investments as dividend	$12,784	$—	$—

Leasehold improvements financed	$35	$—	$—

Acquisition of Converted Organics
Assets acquired and liabilities assumed:
Cash and cash equivalents	$63	$—	$—
Accounts receivable	202	—	—
Inventory	128	—	—
Notes receivable	517	—	—
Other current assets	65	—	—
Property and equipment	928	—	—
Intangible assets - customer relationships	1,453	—	—
Goodwill	306	—	—
Accounts payable and accrued liabilities	(878)	—	—
Deferred tax liability	(43)	—	—

Total fair value of net assets acquired	$2,741	$—	$—

Common stock issued to acquire Converted Organics net assets	$2,741	$—	$—

See Notes to these Consolidated Financial Statements

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

ORGANIZATION

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation (formerly Converted Organics, Inc.), has two reportable business segments: a web and network security technology segment focused on licensing and enforcing its technology patent portfolio, operated by its wholly-owned subsidiary Finjan, Inc. (“Finjan”), and an organic fertilizer segment operated by another wholly-owned subsidiary, Converted Organics of California, LLC (“Converted Organics”).

Finjan was founded in 1997 as a wholly owned subsidiary of Finjan Software Ltd. (“FSL”). FSL, together with its subsidiaries, sold enterprise web security solutions, including real-time and behavior-based malware prevention. In October 2003, FSL transferred all of its shares in Finjan to Finjan Software, Inc. (“FSI”). As a result of this transfer, Finjan became a wholly-owned subsidiary of FSI (the “Former Parent”). On December 8, 2010, Finjan, Inc. changed its name to FI Delaware, Inc. On October 22, 2012, FI Delaware, Inc. changed its name back to Finjan, Inc.

In October 2009, the Former Parent sold its portfolio of intellectual property to Finjan. In November 2009, the Former Parent sold certain assets, (including assets belonging to Finjan), and Finjan granted a patent license to M86 Security Inc. (“M86”) for 7,075,629 shares of M86 common stock, of which 1,548,148 were issued to Finjan and the balance of which were issued to the Former Parent. In connection with that transaction, and subsequent to November 2009, the Former Parent and its remaining subsidiaries ceased the development, marketing and sale of its products, but retained all patents and related rights. In March 2012, M86 entered into a business combination with Trustwave Holdings, Inc. (“Trustwave”) and Finjan exchanged its interest in M86 for shares of the common stock of Trustwave. In conjunction with that transaction, in March 2012, Finjan granted Trustwave a non-exclusive license to use certain of Finjan’s technology, which license is fully paid unless certain conditions are satisfied, in which case Finjan may be entitled to receive additional payments from Trustwave. In exchange for modifying the license received from M86, Finjan received 224,000 additional shares of Trustwave Class A common stock (see Note 8).

In February 2013, Finjan distributed its interests in securities issued by two unaffiliated entities which it previously held to the Former Parent (see Note 8), and made a payment of cash in an amount sufficient to repay and satisfy in full an intercompany loan from the Former Parent to Finjan. Following that distribution, the Board of Directors and stockholders of the Former Parent approved the dissolution of, and plan of liquidation for FSI that resulted in, among other things, the distribution of all outstanding Finjan common stock to certain of the Former Parent ’s stockholders, whereby Finjan ceased to be a subsidiary of the Former Parent.

REVERSE MERGER

On June 3, 2013, Converted Organics, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Finjan. Effective June 3, 2013 and pursuant to the Merger Agreement, a wholly owned subsidiary merged with and into Finjan and Finjan became a wholly-owned subsidiary of Converted Organics, Inc. (the “Merger”). Concurrent with the Merger, Converted Organics, Inc.’s name was changed to Finjan Holdings, Inc.

At the effective time of the Merger, each issued and outstanding shares of common stock of Finjan immediately prior to the Merger was converted into 247,087.147 shares (the “Exchange Ratio”) of Finjan Holdings common stock. In addition, each option to purchase shares of Finjan common stock that was outstanding immediately prior to the Merger was converted into an option to purchase the number of shares of Finjan Holdings common stock determined by multiplying the number of shares of Finjan common stock subject to the Finjan option by the Exchange Ratio on the same terms and conditions as were applicable to such Finjan option. The exercise price per share of each Finjan Holdings option was determined by dividing the exercise price of each Finjan option by the Exchange Ratio.

On June 3, 2013, as a condition to the closing of the Merger, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with each of Hudson Bay Master Fund Ltd. (“Hudson Bay”) and Iroquois Master Fund Ltd. (“Iroquois”). Pursuant to the Exchange Agreement, immediately following the effectiveness of the Merger, Hudson Bay and Iroquois exchanged an aggregate of $1,192,500 principal amount of Converted Organics convertible notes, 13,281 shares of its 1% Series A Convertible Preferred Stock and warrants to purchase an aggregate of 105,554 shares of its common stock for an aggregate of 1,789,469 shares of Finjan Holdings common stock, or 8.0% of outstanding common stock immediately following the Merger on a fully-diluted basis.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS, CONTINUED

REVERSE MERGER, CONTINUED

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

Under generally accepted accounting principles in the United States, (“U.S. GAAP”) because Finjan’s former stockholders received the greater portion of the voting rights in the combined entity and Finjan’s senior management represents all of the senior management of the combined entity, the Merger was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with Finjan treated as the acquiring company in the Merger for accounting purposes. Accordingly, the assets and liabilities and the historical operations that are reflected in Finjan Holdings consolidated financial statements are those of Finjan and are recorded at the historical cost basis of Finjan. The results of operations of the acquired Converted Organics business have been included in the consolidated statement of operations since the date of Merger. For additional information regarding the Merger, see Note 4.

Unless otherwise indicated or the context otherwise requires, references to “Finjan Holdings,” or “the Company” refer to Finjan Holdings, Inc., and its consolidated subsidiaries. Disclosures relating to the pre-merger business of Finjan Holdings, Inc., unless noted as being the business of Converted Organics prior to the Merger, pertain to the business of Finjan prior to the Merger.

REVERSE STOCK SPLITS

Effective on June 3, 2013, prior to the consummation of the Merger, the Company effected a 1-for-500 reverse stock split of its issued and outstanding shares of common stock. On July 5, 2013, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation that provides for a 1-for-12 reverse stock split that became effective August 22, 2013.

All references in these consolidated financial statements to the number of shares, options and other common stock equivalents, price per share and weighted average number of shares outstanding of common stock have been adjusted to retroactively reflect the effect of the 1-for-500 and the 1-for-12 reverse stock splits.

OPERATIONS

The Company intends to carry on Finjan’s business as its principal line of business, although the Company continues to operate its organic fertilizer business through Converted Organics.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations of the acquired Converted Organics business and the estimated fair market values of the assets acquired and liabilities assumed have been included in the consolidated financial statements of the Company since the date of Merger.

BUSINESS ACQUISITION

Acquired businesses are accounted for using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date. The excess of the purchase price over the assigned values of the net assets acquired, if any, is recorded as goodwill. Transaction costs are expensed as incurred.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECLASSIFICATIONS

Certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2013 presentation. These reclassifications have no impact on the previously reported net income (loss).

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to stock-based compensation expense, impairment of long-lived assets, the determination of the economic useful life of property and equipment and intangible assets, income taxes and valuation allowances against net deferred tax assets, and the application of the acquisition method of accounting for business combinations. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are demand deposits and money market accounts.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts. As of December 31, 2013 and 2012, substantially all of the company’s cash and cash equivalents are uninsured.

As of December 31, 2013, two customers of the organic fertilizer segment accounted for 37% and 16% of the Company’s accounts receivable balance.

During 2013, approximately 14%, 19% and 35% of the revenues generated by the company were from three customers.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company does not currently require any collateral for accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Bad debt expense for the year ended December 31, 2013 was not material. The allowance for doubtful accounts as of December 31, 2013 was not material. The Company did not have any accounts receivable prior to the Merger.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. There were no material write-downs as of December 31, 2013

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets which range from 3 to 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or the estimated useful economic lives of the related assets using the straight line method. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PATENTS

The Company owns or possesses licenses to use its patents. The Company’s patent costs were fully amortized prior to January 1, 2012. The costs of maintaining patents are expensed as incurred. Patents as of December 31, 2013 and 2012 are as follows:

	As of December 31,
	(In thousands)
	2013	2012
Patents	$18,052	$18,052
Less: accumulated amortization	(18,052)	(18,052)

Total	$—	$—

INTANGIBLE ASSETS

Intangible assets acquired individually, with a group of other assets, or in a business combination, are recorded at fair value. The Company’s identifiable intangible assets consist of customer relationships acquired as part of the Merger. The fair value of intangible assets acquired was determined based on a discounted cash flow analysis. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, which approximates the customer attrition rate, reflecting the pattern of economic benefits associated with these assets, and have estimated useful lives of six years.

GOODWILL

The Company records goodwill when the purchase price of an acquisition exceeds the fair value of the net tangible and intangible assets as of the date of acquisition. The Company performs an annual review of goodwill for indicators of impairment. When it is determined that goodwill may be impaired, the Company performs an impairment assessment of the acquired reporting unit and impairment tests using a fair value approach. As of December 31, 2013, the company has not identified any such impairments.

INVESTMENTS

Investments in common and preferred stock in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method and are classified as non-current assets. Significant influence is presumed to exist when the Company holds more than 20% of the investee’s voting instruments. Other investments that are not controlled, and over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. All of the Company’s investments as of December 31, 2013 and 2012 are accounted for under the cost method.

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER ACQUIRED INTANGIBLE ASSETS

Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is estimated based on the best information available and by making necessary estimates, judgments and projections. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As of December 31, 2013, the Company has not identified any such impairments.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

FAIR VALUE OF FINANCIAL INSTRUMENTS

The reported amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to their short maturities.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. These fair value measurements apply to all financial instruments that are measured and reported on a fair value basis.

Where available, fair value is based on observable market prices or is derived from such prices. The Company uses the market approach valuation technique to value its investments. The market approach uses prices and other pertinent information generated from market transactions involving identical or comparable assets or liabilities. The types of factors that the Company may take into account in fair value pricing the investments include available current market data, including relevant and applicable market quotes.

Based on the observability of the inputs used in the valuation techniques, financial instruments are categorized according to the fair value hierarchy, which ranks the quality and reliability of the information used to determine fair values.

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 - Observable inputs such as quoted prices in active markets.

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the assignment of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

Revenue from the Company’s web and network security technology business results from grants of licenses to its patents and settlements reached from legal enforcement of the Company’s patent rights. Revenue is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured. The fair value of licenses achieved by ordinary business negotiations is recognized as revenue.

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element. Elements related to licensing agreements, royalty revenues, net of contingent legal fees, are recognized as revenue in the consolidated statement of operations. Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the other income section of the consolidated statements of operations. Elements provided in either settlement agreements or judgments include: the value of a license, legal release, and interest. When settlements or judgments are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statements of operations when value can be allocated to the legal release. When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded as a separate line item in other income. The Company does not assume future performance obligations in its license arrangements.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

REVENUE RECOGNITION, CONTINUED

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

STOCK-BASED COMPENSATION

The Company measures compensation cost for all employee stock-based awards at their fair values on the date of grant. Stock-based awards issued to non-employees are measured at their fair values on the date of grant, and are re-measured at each reporting period through their vesting dates. When a non-employee becomes an employee and continues to vest in the award, the fair value of the individual’s award is re-measured on the date that he becomes an employee, and then is not subsequently re-measured at future reporting dates. The fair value of stock based awards is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method for stock options and restricted stock. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding. Basic and diluted net income (loss) per common share were computed as follows:

	For the Years Ended
	December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Numerator:
Net (loss) income	$(6,072)	$50,985	$24,098

Denominator:
Weighted-average common shares:
Basic and diluted	21,601,974	20,590,596	20,590,596

Net (loss) income per common share:
Basic and diluted	$(0.28)	$2.48	$1.17

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

NET INCOME (LOSS) PER COMMON SHARE, CONTINUED

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options and are excluded from the computation of diluted net loss per share if their inclusion would be anti-dilutive and consist of the following:

December 31,
2013
Options	1,625,476
Warrants*	—

Total	1,625,476

*	Warrants are currently exercisable for less than one share of common stock, and are therefore anti-dilutive, as a result of the 1-for-10 reverse stock split that we effected on November 8, 2011, the 1-for-500 reverse stock split that we effected on March 5, 2012, the 1-for-500 reverse stock split that we effected on June 3, 2013 and the 1-for-12 reverse stock split we effected on August 22, 2013. The warrants are subject to further adjustments in the future, which may have the effect of increasing or decreasing the exercise price and the number of shares issuable upon exercise of the warrants.

The company did not have potentially dilutive common shares from employees equity plans and warrants as of December 31, 2012 and 2011

INCOME TAXES

The Former Parent files its consolidated income tax returns in the U.S. federal jurisdiction and has filed consolidated income tax returns in the state of California through 2010. The Former Parent’s federal income tax returns for tax years after 2008 remain subject to examination by the federal tax authorities. The Former Parent did not file separate income returns for its wholly-owned subsidiary. The former Parent’s State income tax revenues for tax years after 2008 remain subject to examination by the state tax authorities.

The Company utilizes the separate return method in accounting for income taxes. The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be reported. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses. There were no amounts accrued for penalties or interest as of, or during the years ended December 31, 2013, 2012 and 2011.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective for annual reporting periods beginning on or after December 15, 2013 and subsequent interim periods. ASU 2013-11 is not applicable to the Company since the Company did not have uncertain tax positions for the years ended December 31, 2013, 2012 and 2011.

Other recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On July 17, 2013, the Company filed a registration statement on Form S-1 which included consolidated statements of operations for the years ended December 31, 2012 and 2011 with patent infringement settlements and licensing income classified as other income. Subsequently, the Company filed a series of amendments on Forms S-1/A wherein the patent infringement settlements and licensing income in the consolidated statements of operations were reclassified as revenue due to a change in the Company’s business model.

The portion of consideration received from the settlement of litigation, net of any contingent legal fees, representing the value of any legal release, which had previously been classified as revenues is now reported as gain on settlements within other income on the consolidated statements of operations. The portion of settlement proceeds representing the license granted, which had previously been included in revenues, is now recorded as settlement proceeds for modification of licensing agreement within other income on the consolidated statements of operations. Other legal costs incurred in connection with patent infringement litigation and previously classified as costs of revenues, are now included in selling, general and administrative expenses on the consolidated statements of operations.

The Company has since determined that the patent infringement settlements and licensing income are subject to multiple element accounting. However, the information needed to develop the models used to arrive at the fair value of the various elements included in litigation settlements are sealed by the court and are not readily available to support company’s classification of such amounts as revenues. Consequently, the Company is readily unable to determine or support the fair value of the multiple elements of the settlement, and has included amounts received in such settlements as other income.

Accordingly, the Company has restated the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 and the three and nine months ended September 30, 2013 and 2012 included in the Company’s Quarterly Reports on Form 10-Q and the condensed consolidated statements of operations for the years ended December 31, 2012 and 2011 included in the Company’s Form S-1/A filed on January 21, 2014, in order to correct the classification of the consideration received upon the settlement of patent infringement litigation in the years ended December 31, 2012 and 2011. Such restatements did not have an impact on previously reported net income (loss) or net income (loss) per share, total equity and total assets.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, CONTINUED

The following is a summary of the effects of the restatement for December 31, 2012 and 2011 (dollars in thousands):

	For the Years Ended December 31,
	2012			2011
	Previously			Previously
	reported on			reported on
	Form S-1/A	Adjustment	As restated	Form S-1/A	Adjustment	As restated
Revenues	$88,969	$(88,969)	$—	$24,908	$(24,908)	$—
Cost of revenues	9,151	(9,151)	—	1,465	(1,465)	—

Gross Profit	79,818	(79,818)	—	23,443	(23,443)	—
Operating Expenses
Selling, general and administrative	2,108	651	2,759	353	1.465	1,818
Transaction costs	—	—	—	—	—	—

Total operating expenses	2,108	651	2,759	353	1,465	1,818

Operating Income (Loss)	77,710	(80,469)	(2,759)	23,090	(24,908)	(1,818)

Other Income
Gain on settlements	—	77,353	77,353	—	24,908	24,908
Gain on sale of patents, net of legal costs	—	—	—	1,280	—	1,280
Settlement proceeds for modification of licensing agreement	—	3,116	3,116	—	—	—
Interest income	164	—	164	3,124	—	3,124

Total Other Income	164	80,469	80,633	4,404	24,908	29,312

Income before provision for income taxes	77,874	—	77,874	27,494	—	27,494
Provision for income taxes	26,889	—	26,889	3,396	—	3,396

Net Income	$50,985	$—	$50,985	$24,098	$—	$24,098

Net Income per share, basic and diluted	$2.48		$2.48	$1.17		$1.17

NOTE 4 - MERGER WITH CONVERTED ORGANICS, INC.

As described in Note 1, the Company completed the Merger on June 3, 2013. At the effective time of the Merger shares of Finjan stock were converted into a total of 20,467,052 shares of Finjan Holdings common stock. The stockholders of the Company prior to the effective time of the Merger continued to hold 89,473 shares of Company common stock. In addition, certain Company indebtedness was exchanged for an aggregate of 1,789,469 shares of Company common stock in connection with the Merger. Finally, an aggregate of 22,368 shares of Company common stock were issued to the former chief executive officer and former chief financial officer of Converted Organics, Inc. in connection with the termination of their severance agreements. During the year ended December, 2013, the Company incurred $790,000 in transaction costs related to the Merger, which primarily consisted of legal and accounting expenses. These expenses were recorded as transaction costs in the accompanying consolidated statements of operations.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – MERGER WITH CONVERTED ORGANICS, INC., CONTINUED

Assets acquired and liabilities assumed in the Merger had the following estimated fair values (in thousands):

Cash and cash equivalents	$63
Accounts receivable	202
Inventory	128
Note receivable	517
Other current assets	65
Property and equipment	928
Intangible asset – customer relationships	1,453
Goodwill	306
Accounts payable and accrued liabilities	(878)
Deferred tax liability	(43)

Fair value of shares issued as acquisition consideration	$2,741

The intangible asset related to customer relationships reflects the estimated net present value of the future cash flows associated with the stable and recurring customer base acquired in the Merger. The fair value was determined using an income approach, which recognizes that the fair value of an asset is premised upon the expected receipt of future economic benefits such as earnings and cash inflows based on current sales projections and estimated direct costs for each product line. Indications of value are developed by discounting these benefits to their present worth at a discount rate that reflects the current return requirements of the market. Acquired customer relationships are finite-lived intangible assets and are amortized over their estimated life of six years using the straight-line method, which approximates the customer attrition rate, reflecting the pattern of economic benefits associated with these assets.

The excess of purchase price over the fair value amounts assigned to the identifiable assets acquired and liabilities assumed represents goodwill from the acquisition. The Company believes the factors that contributed to goodwill include the acquisition of a talented workforce and administrative synergies. The Company does not expect any portion of this goodwill to be deductible for tax purposes. See Note 7 – Intangible Assets and Goodwill.

PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma financial information presents the combined results of operations for the years ended December 31, 2013 and 2012 as if the reverse merger had been completed at the beginning of the respective periods. The pro forma financial information includes adjustments to eliminate one time charges and to include amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined at the beginning of the respective periods, and is not indicative of, nor does it purport to project the future financial position or operating results of the company. These adjustments include:

•	An increase (decrease) in amortization and depreciation expense of $122,000 and $(46,000) for the years ended December 31, 2013 and 2012, respectively, related to the fair value of acquired identifiable assets and property and equipment.

•	The exclusion of transaction-related expenses of $790,000 for the year ended December 31, 2013.

•	An adjustment for the estimated portion of the interest expense and change in fair value of derivative liabilities attributable to the convertible notes being exchanged for common stock as a part of the transactions contemplated by the Merger Agreement.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – MERGER WITH CONVERTED ORGANICS, INC., CONTINUED

PRO FORMA FINANCIAL INFORMATION, CONTINUED

The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may be implemented after the Merger.

	For the Years Ended December 31,
	2013	2012
	(In thousands, except per share data)
Revenue	1,411	$1,521

Net (loss) income	(7,048)	$54,066

Net (loss) income per common share:
Basic and diluted	$(0.31)	$2.41

Weighted average shares outstanding:
Basic and diluted	22,469,562	22,389,609

NOTE 5 – INVENTORY

The components of inventory were as follows as of December 31, 2013 (in thousands):

Raw materials	$13
Finished goods	21

Inventory	$34

The Company did not hold inventory as of December 31, 2012.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment at December 31, 2013 were as follows (in thousands):

Buildings & improvements	$613
Machinery and equipment	410
Office equipment and furniture	51

$1,074
Less accumulated depreciation	(121)

Property and equipment, net	$953

Depreciation expense for the year ended December 31, 2013 was approximately $121,000. The Company did not have fixed assets or depreciation expense for the years ended December 31, 2012 or 2011.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLE ASSETS AND GOODWILL

INTANGIBLE ASSETS

The Company’s intangible assets as of December 31, 2013 consist of customer relationships acquired in the Merger, which are amortized over their estimated life of six years, using the straight-line method, as follows (in thousands):

Customer relationships	$1,453
Accumulated amortization	(120)

Total	$1,333

Amortization expense was approximately $120,000 for the year ended December 31, 2013. The Company did not have intangible assets or amortization expense for the years ended December 31, 2012 or 2011.

The estimated future amortization of amortizable intangible assets over the remaining weighted average useful life of 5.5 years is as follows (in thousands):

Years ended December 31,
2014	$242
2015	242
2016	242
2017	242
2018	242
Thereafter	123

$1,333

GOODWILL

Goodwill at December 31, 2013 represents the excess of purchase price over the fair value amounts assigned to the identifiable assets acquired and liabilities assumed from the acquisition of Converted Organics.

During the fourth quarter of 2013, during the Company’s final purchase price allocation, the Company recorded two goodwill adjustments, including a credit of $49,000, related to a reduction of Converted Organics accrued liabilities, partially offset by a debit adjustment related to the identification of a Converted Organics deferred tax liability of approximately $43,000. These adjustments resulted in a retrospective decrease to goodwill of approximately $6,000.

NOTE 8 – INVESTMENTS

During the year ending December 31, 2012, the Company purchased 1,837,595 shares of M86 Series C preferred stock and warrants to purchase 459,399 shares of M86 Series C preferred stock for a consideration of $1,601,097. As discussed in Note 1, in March 2012, M86 was acquired by Trustwave and the Company was granted 409,747 shares of Trustwave Class A common stock in exchange for its shares in M86.

During the year ending December 31, 2012, the Company was granted an additional 224,000 shares of Trustwave Class A common stock in exchange for modifying an original perpetual license agreement dated November 2, 2009. Such shares had a fair value on the date of the agreement of $3,115,840 and have been recorded as settlement proceeds for licensing agreement within other income in the accompanying statement of operations. In July 2012, the Company sold back 20,577 of these shares to Trustwave for $286,227 and accounted for this transaction under the cost recovery method. As of December 31, 2012, the Company owned approximately 1% of the common stock outstanding of Trustwave on a fully diluted basis.

During the year ended December 31, 2012 the Company was also granted 2,951,876 shares of the common stock of a software technology company with a fair value of $8,353,554 in connection with the settlement of a patent infringement lawsuit (the “Settlement Investment”) (see Note 12.) The Trustwave Shares and the Settlement Investment were accounted for under the cost method since the Finjan did not have the ability to exercise significant influence over these entities. On March 5, 2013, Finjan issued a dividend to its Former Parent consisting of its entire ownership interest in the Trustwave Shares and the Settlement Investment. As of December 31, 2013, the Company no longer held either of these investments.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INVESTMENTS, CONTINUED

On November 21, 2013, the Company made a $5 million commitment to invest in an Israel –based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies. If and when the Company funds the entire amount of the investment, the investment will be less than a 10% limited partnership interest in which the Company will not be able to exercise control over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting.*

There were no identified events or changes in circumstances that are believed to have had a significant adverse effect on the fair value of the investments as of December 31, 2013 and 2012.

The following is a summary of the Company’s investments:

			Venture
	Trustwave	Settlement	Capital	Total
	Shares	Investment	Fund	Investments
	(in thousands)
Balance – January 1, 2012	$—	$—	$—	$—
Investment made during 2012	1,601	—	—	1,601
Fair value of shares granted to the Company	3,116	8,353	—	11,469
Sale of shares	(286)	—	—	(286)

Balance - December 31, 2012	4,431	8,353	—	12,784
Dividend issued to Former Parent	(4,431)	(8,353)	—	(12,784)
Investment made during 2013	—	—	500	500

Balance - December 31, 2013	$—	$—	$500	$500

NOTE 9 – COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases a production facility in California. Under the terms of the lease, the Company owes a minimum annual rent of $125,202, payable in monthly installments of $10,433, unless earlier terminated in accordance with the lease. The lease is renewable for three 5-year terms after the expiration of the initial 10-year term. The annual rental rate is subject to increase on each annual anniversary of the commencement of the immediately preceding rental year by 3% of the rent paid during the immediately preceding year. This lease expires in January 2018.

On September 9, 2013, the Company entered into a lease for its new corporate headquarters for a period of five years beginning October 1, 2013. Under the terms of the lease, the Company owes an initial annual rent of $138,952, payable in monthly installments of $11,579, unless earlier terminated in accordance with the lease. The annual rental rate, beginning after the first year, is subject to an increase, on a cumulative basis, at a rate of 2.5% per annum compounded annually. Rent is recorded on a straight-line basis. Deferred rent as of December 31, 2013 was not material.

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of December 31, 2013 (in thousands):

Years ending December 31,
2014	$280
2015	275
2016	283
2017	291
2018	127

$1,256

Rent expense for the year ended December 31, 2013 was approximately $149,000. The Company did not have any rent expense for the years ended December 31, 2012 or 2011.

*	As of December 31, 2013, the Company had a $4.5 million outstanding Capital Commitment to the venture capital fund. The Company did not have Capital Commitment as of December 31, 2012.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

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

LITIGATION, CLAIMS AND ASSESSMENTS

Finjan currently has 4 pending litigations with accusations of patent infringement with FireEye, Inc., Blue Coat Systems, Inc., Websense, Inc., and Proofpoint, Inc. et. al., each case assigned to different Judges.

Finjan filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is infringing U.S. Patent Nos. 6,804,780, 8,079,086, 7,975,305, 8,225,408, 7,058,822, 7,647,633 and 6,154,844 patents. There can be no assurance that the Company will be successful in settling or litigating these claims.

Finjan filed a patent infringement lawsuit against Blue Coat System, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat Systems, Inc. is infringing U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,647,633. Finjan filed a patent infringement lawsuit against Websense, Inc. in the United States District Court for the Northern District of California on September 23, 2013, asserting that Websense, Inc. is infringing U.S. Patent Nos. 7,058,822, 7,647,633, 8,141,154, and 8,225,408. There can be no assurance that the Company will be successful in settling or litigating these claims.

Finjan filed a patent infringement lawsuit against Proofpoint, Inc. et.al. in the United States District Court for the Northern District of California on December 16, 2013, asserting that Proofpoint, Inc. et.al. is infringing U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, 8,225,408. Finjan is seeking monetary damages for past and future use of accused infringing products, injunctive relief, and or other remedies deemed appropriate through the Court. There can be no assurance that the Company will be successful in settling or litigating these claims.

Finjan has also appealed a District Court Decision in a prior patent case with defendants Sophos, Inc., Websense, Inc., and Symantec Corp. where there was a finding of no liability for U.S. Patent Nos. 6,092,194 and 6,480,962. The Appeal Brief was filed on December 10, 2013 at the Court of Appeals for the Federal Circuit and the case is pending. There is no assurance that the appeal will be granted. [NOTE: HAVE THESE NAMES BEEN DISCLOSED PREVIOUSLY?]

The Company is not currently aware of threatened litigations, inbound cases filed against the Company, or counterclaims.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY

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

On May 6, 2013, Finjan repurchased from the Former Parent six shares of its common stock for $205,000. These repurchased shares were immediately retired.

As of December 31, 2013, 22,368,453 shares of the common stock were outstanding including 22,368 shares of restricted stock awards (“RSAs”) awarded to the former Chief Executive Officer and former Chief Financial Officer of Converted Organics, Inc. in connection with the termination of their severance agreements (See Note 11).

PREFERRED STOCK

On October 18, 2010, the Company designated and issued 17,500 shares of preferred stock as 1% Series A Convertible Preferred Stock, or “Series A Preferred,” by filing with the Delaware Secretary of State, a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock, or the “Certificate of Designation,” with respect to the Series A Preferred. On June 3, 2013, all of the outstanding shares of Series A Preferred Stock were exchanged for shares of the Company’s common stock pursuant to the Exchange Agreement and, as a result, no shares of the Company’s Series A Preferred Stock are outstanding. In accordance with the Certificate of Designations, all shares of Series A Preferred have resumed the status of authorized but unissued shares of preferred stock, and will no longer be designated as Series A Preferred.

COMMON STOCK WARRANTS

The Company has certain Class C, D and H warrants outstanding to purchase approximately 1 share of common stock as of December 31, 2013. The warrants have an average exercise price of $2.7 million per share. The Class C and D warrants will expire in May 2014 and the Class H warrants will expire in October 2014, if not exercised earlier. These warrants are classified as liabilities in the accompanying consolidated balance sheet as of December 31, 2013, due anti-dilution adjustment provisions that may result in the reduction of their exercise prices and an increase in the number of shares issuable upon exercise. The fair value of these warrants was de minimis both at the date of the Merger and at December 31, 2013.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY, CONTINUED

CLASS C WARRANTS AND CLASS D WARRANTS

In connection with the Company’s financing completed in May 2009, the Company issued Class C warrants to purchase an aggregate of 885,000 shares of common stock and Class D warrants to purchase an aggregate of 415,000 shares of common stock. The Class C warrants and Class D warrants both expire in May 2014. The initial exercise prices of the Class C warrants and Class D warrants were $1.00 per share and $1.50 per share, respectively. The warrants are subject to anti-dilution rights, which provide that the exercise price of the warrants shall be reduced, with certain exceptions, if we make new issuances of our securities below the warrants exercise prices, to the price of such lower priced issuances. The Class C warrants and Class D warrants are non-redeemable. The warrant holders are entitled to a “cashless exercise” option if, at any time of exercise, there is no effective registration statement registering, or no current prospectus available for, the resale of the shares of common stock underlying the warrants. This option entitles the warrant holders to elect to receive fewer shares of common stock without paying the cash exercise price. The number of shares to be issued would be determined by a formula based on the total number of shares with respect to which the warrant is being exercised, the volume weighted average price per share of our common stock on the trading date immediately prior to the date of exercise and the applicable exercise price of the warrants.

If, at any time while the warrants are outstanding, the Company (1) effects any reverse merger or consolidation, (2) effects any sale of all or substantially all of its assets, (3) is subject to, or completes a tender offer or exchange offer, (4) effects any reclassification of the Company’s common stock or any compulsory share exchange pursuant to which the Company’s common stock is converted into or exchanged for other securities, cash or property, or (5) engages in one or more transactions with another party that results in that party acquiring more than 50% of the Company’s outstanding shares of common stock, each a “Fundamental Transaction,” then the holder shall have the right thereafter to receive, upon exercise of the warrant, the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of shares then issuable upon exercise of the warrant, and any additional consideration payable as part of the Fundamental Transaction. Any successor to the Company or surviving entity shall assume the obligations under the warrant.

CLASS H WARRANTS

In connection with the Company’s public offering completed in October 2009, the Company issued Class H warrants to purchase an aggregate of 17,250,000 shares of common stock at an initial exercise price of $1.30 per share, subject to adjustment. After giving effect to reverse stock splits completed the 1-for-10 reverse stock split that we effected on November 8, 2011, the 1-for-500 reverse stock split that we effected on March 5, 2012, the 1-for-500 reverse stock split that we effected on June 3, 2013 and the 1-for-12 reverse stock split we effected on August 22, 2013, the adjusted exercise price of the Class H warrants is $39.0 million per share and the outstanding Class H warrants are exercisable for less than one share. The Class H warrants are subject to further adjustments in the future, which may have the effect of increasing or decreasing the exercise price and the number of shares issue upon exercise of the Class H warrants. The Class H warrants will expire on October 14, 2014. The Class H warrants are not redeemable. The exercise price and number of shares of common stock issuable on exercise of the Class H warrants may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, Reverse Merger or consolidation. However, the Class H warrants will not be adjusted for issuances of common stock, preferred stock or other securities at a price below their respective exercise prices.

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

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION

On June 30, 2010, the Company’s stockholders approved the adoption of the Omnibus Stock Compensation Plan. As of December 31, 2013, 17,894 shares of the common stock are reserved for issuance pursuant to the Company’s Omnibus Stock Compensation Plan.

On May 7, 2013, Finjan adopted the 2013 Finjan, Inc. Global Share Option Plan. The option plan provides for the award of stock options, RSAs and other equity interests in the Company to directors, officers, employees, consultants and advisors. The terms of each award and the exercise price are determined by the Board of Directors.

On May 7, 2013, the Company granted six consultants options to purchase an aggregate of 1,585,476 of common stock with an exercise price of $1.66. The options have a grant date value of $1,184,934 and vest 25% on or prior to the one year anniversary of the grant date, and the remaining 75% vest in equal installments over the next 7 quarters. The options terminate upon the earlier of (i) the date set forth in the respective option agreement or (ii) after the ten years anniversary of the grant date.

On June 3, 2013, immediately following the closing of the Merger, the Company’s Board of Directors approved the Finjan Holdings, Inc. 2013 Global Share Option Plan (the “2013 Global Share Option Plan”). The 2013 Global Share Option Plan was approved by the holders of a majority of our common stock by written consent in lieu of a special meeting as of July 5, 2013. The Company reserved shares for issuance under the 2013 Global Share Option Plan equal to ten percent of the common stock outstanding.

All options granted by Finjan under the Finjan, Inc. 2013 Global Share Option Plan prior to the Merger were assumed by Finjan Holdings upon the closing of the Merger with substantially the same terms and conditions, except that the number of options and exercise price of the options were adjusted at the same exchange ratio as was applied in the Merger to convert Finjan shares into Finjan Holdings shares. The Company recognized incremental compensation expense from this modification of Finjan options of $133,000, during the year end December 31, 2013.

On October 7, 2013, the Company granted an option to purchase of 40,000 shares of the Company’s common stock at an exercise price of $5.90 per share with a grant date value of $135,854 to an employee of the Company. The option grant has a contractual term of ten years and vests over a four year period, with 25 percent of the stock options vesting on July 15, 2014 and the remaining 75 percent vesting thereafter in equal quarterly installments over the remaining three years.

As of December 31, 2013, the remaining number of shares available for issuance under the 2013 Global Share Option Plan is 589,001.

Total Stock-based compensation stock options and restricted stock awards, expense of $1.2 million was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2013. This stock-based compensation expense was for options and restricted stock awards granted to certain employees, consultants, and members of the Board of Directors after the merger. No stock based compensation expense was recorded for the years ended December 31, 2012 or 2011.

STOCK OPTIONS

The following is a summary of stock option activity during the year ended December 31, 2013. There were no options outstanding during 2012.

			Average	Aggregate
	Number of	Weighted	Remaining	Instrinsic
	Options	Average	Contractual	Value
	Outstanding	Exercise Price	Life (in years)	(thousands)
Outstanding – December 31, 2012	—	—
Options granted	1,625,476	$1.76
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—

Outstanding – December 31, 2013	1,625,476	$1.76	9.36	$7,590

Exercisable – December 31, 2013	591,812	$1.66	9.35	$2,825

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – STOCK-BASED COMPENSATION, CONTINUED

STOCK OPTIONS, CONTINUED

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the year ended December 31, 2013, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows,

	Employee	Non-Employee
	Grants	Grants
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	50.7%	50.6%
Expected term (in years)	6	10
Risk-free rate	1.0%	2.9%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value per share	$0.78	$0.84

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s common stock was not publicly traded, or was not publicly traded for an extended duration at the time of the grant, an average of the historic volatilities of comparative companies was used. The dividend yield is zero percent as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future. Due to the lack of historical information, the Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to average of the contractual term and the vesting period*.

As of December 31, 2013, total compensation cost not yet recognized related to unvested stock options was approximately $1.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.

RESTRICTED STOCK AWARDS

On June 3, 2013, the Company granted an aggregate of 22,368 shares of restricted stock in connection with the termination of certain severance agreements, in connection with the Merger. The shares had a grant date value of $32,630. Of the total shares granted, 2,206 shares vested immediately on the grant date; the remaining 20,162 shares vested six months from the date of grant.

The following is a summary of non-vested restricted stock award activity for the year ended December 31, 2013:

Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested – December 31, 2012	—	$—
Shares granted	22,368	1.46
Shares vested	(22,368)	1.46
Shares forfeited	—	—

Non-vested – December 31, 2013	—	$—

The Company estimates the fair value of RSAs on the date of grant as the fair value of the granted shares using the Black-Scholes method and assumptions describe above. For the year ended December 31, 2013, the Company recognized $32,630 stock based compensation expense related to restricted stock awards.

*	Forfeitures are estimated at the timely valuation and reduce expense ratably over the vesting period. The estimate will be adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate, when it is material. The Company estimate forfeitures related to option grants at an annual rate of 0% per year for options granted during the year ended December 31, 2013.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – OTHER INCOME

GAIN ON SETTLEMENTS

In June 2006, the Former Parent filed a patent infringement lawsuit against Secure Computing Corporation and its subsidiaries (the “defendants”) in U.S. District Court of Delaware. The Company asserted that defendants had willfully infringed on three of the Company’s U.S. patents and sought an injunction and damages for such infringement. In this action, the defendants filed counterclaims for patent infringement, asserting that the Company was infringing on two of its U.S. patents. At trial, the jury determined that the defendants willfully infringed the Company’s three patents and found that the Company did not infringe on the defendants’ patents. The jury awarded the Company approximately $9.0 million for damages in August 2009 and the award was subsequently increased to approximately $37.3 million, including interest, in July 2011. The Company recognized other income of $34.2 million and interest income of $3.1 million when the proceeds were received by the Company in September 2011. net of legal costs of approximately $9.3 million as compensation for the patents infringement.

In July 2010, the Company filed a patent infringement lawsuit against five additional software technology companies (the “2010 Litigation”) The Company asserted that defendants had willfully infringed on the Company’s U.S. patents and sought an injunction and damages for such infringement. In April 2012, a Memorandum of Understanding was signed between the Company and one of the parties in the 2010 Litigation granting such party a worldwide, perpetual, non-exclusive, non-sublicenseable license to the patents-in-suit and all other patents owned by, or exclusively licensed to, FI Delaware or its direct or indirect wholly-owned subsidiaries. The license is fully paid up unless the holder of the license has aggregate annual net sales to third party distributors or re-sellers in excess of $10.0 million (which has not been achieved to date). In exchange for such license, the third party issued 2,951,786 shares of its common stock (representing 3.765% of such party’s outstanding shares of common stock) (the “Settlement Investment”) with a fair value of $8.3 million on the date of the agreement and agreed to pay Finjan $3.0 million in cash, which is payable over an 18 month period in the form of three payments in the amount of $1.0 million each. The Company has received all the three installment payments, and recognized such amount as gain on settlements (the last installment payment of $1.0 million was received in January 2014). The Settlement Investment has been reflected as an Investment on the accompanying consolidated balance sheet as of December 31, 2012 (see Note 8.) On March 5, 2013, the Company issued a dividend to the Former Parent, which included its entire ownership of the Settlement Investment.

In November 2012, Finjan signed a Confidential Settlement, Release and License Agreement with one of the other parties to the 2010 Litigation, a large, multinational software and technology company. Pursuant to the agreement, the counter-party paid a one-time fully paid up license fee to Finjan in the amount of $85 million, which was recognized as gain on settlements, net of legal costs of $8.5 million. Such fee was paid in exchange for a release and perpetual, non-exclusive worldwide license to all of the Company’s and its affiliates’ patents, including patent rights owned or controlled by the Company or its affiliates as of the date of such agreement and patents with a first effective priority date occurring at any time prior to November 2022 that the Company or its affiliates may own or control after the date of such agreement. Following the signing of the agreement, Finjan dismissed all claims against the counter-party (including its affiliates).

SALE OF PATENTS

During 2011, the Company sold certain of its fully amortized patents for $1,600,000 and incurred $320,000 of fees associated with the transactions. The sale was recorded as other income, net of legal fees.

NOTE 13 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which an executive of Finjan and member of the Company’s board is a member. The Company incurred approximately $290,000, $245,000 and $138,000 in legal fees to the firm during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012 the Company had balances due to this firm amounting to approximately $15,000 and $17,000, respectively.

Prior to the separation from the Former Parent, Finjan periodically received non-interest bearing advances from the Former Parent to support its operations. During the year ended December 31, 2012 the Company had net transfers to the Former Parent amounting to approximately $2,470,000. As of December 31, 2012, the Company had a net amounts due to the Former Parent aggregating approximately $33,943,000. In February 2013, the Company repaid the outstanding balance due to the Former Parent in full and there are no amounts due to the Former Parent as of December 31, 2013.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SEGMENT REPORTING

Operating segments are the components for which separate and discrete financial information is available and used by management in making decisions on allocation resources and assessing performance. Subsequent to the Merger on June 3, 2013 as described in Note 1, the Company has two operating segments, namely, a web and network security technology segment and an organic fertilizer segment. The Company’s operating segments are each reportable segments because their activities are not economically similar. The following table summarizes financial information about the Company’s business segments for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013	2012	2011
		(in thousands)
		(restated)	(restated)
Revenue:
Web and network security technology	$—	$—	$—
Organic fertilizer	744	—	—

Total revenue	$744	$—	$—

Net (loss) income:
Web and network security technology	$(5,590)	$50,985	$24,098
Organic fertilizer	(482)	—	—

Total net (loss) income	$(6,072)	$50,985	$24,098

Interest income:
Web and network security technology	$153	$164	$3,124
Organic fertilizer	—	—	—

Total interest income	$153	$164	$3,124

Total assets:
Web and network security technology	$27,011	$104,332	$27,810
Organic fertilizer	936	—	—

Total assets	$27,947	$104,332	$27,810

Depreciation and amortization:
Web and network security technology	$123	$—	$—
Organic fertilizer	118	—	—

Total depreciation and amortization	$241	$—	$—

Capital expenditures:
Web and network security technology	$65	$—	$—
Organic fertilizer	81	—	—

Total capital expenditures	$146	$—	$—

Goodwill:
Web and network security technology	$—	$—	$—
Organic fertilizer	306	—	—

Total goodwill	$306	$—	$—

During the year ended December 31, 2013, the three largest customers of the Company’s organic fertilizer segment accounted for approximately 14%, 19% and 35% of the Company’s revenues respectively. As of December 31, 2013, two customers of the organic fertilizer segment accounted for 16% and 37% of the Company’s accounts receivable balance, respectively.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAX

The provisions for income tax for the years ended December 31, 2013, 2012 and 2011 consist of the following:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Federal:
Current	$(263)	$26,889	$3,396
Deferred	(1,389)	422	6,226
State:
Current	4	—	—
Deferred	(845)	—	—

	(2,493)	27,311	9,622
Change in valuation allowance	2,230	(422)	(6,226)

Income tax provision	$(263)	$26,889	$3,396

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Years Ended December 31,
	2013	2012	2011
U.S. Federal statutory rate	34.0%	35.0%	35.0%
Permanent differences:
Benefit of NOL carryback	(5.0)%	0.0%	0.0%
Other	2.8%	0.0%	0.0%
Change in valuation allowance	(27.7)%	(0.5)%	(22.6)%

Income tax provision	4.1%	34.5%	12.4%

Under ASC 805, “Business Combinations”, an acquirer should recognize and measure deferred taxes arising from assets acquired and liabilities assumed in a business combination in accordance with ASC 740. The financial statement loss includes losses that will not result in future deferred tax assets and therefore these losses are excluded.

The approximate tax effects of temporary differences, which give rise to the deferred tax assets and liabilities, are as follows:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$2,037	$—
Stock-based compensation	307	—
Intangible assets	4,874	4,988

Total deferred tax assets	7,218	4,988
Valuation allowance	(7,218)	(4,988)

Deferred tax asset, net of valuation allowance	—	—
Deferred tax liabilities
Acquired intangible assets	(39)	—

Net deferred tax liability	$(39)	$—

During the year ended December 31, 2011, Finjan, Inc. utilized the benefit of certain prior net operating loss carryforwards (“NOLs”). As of December 31, 2013 and 2012, the Company had NOL carryforwards of approximately $5.3 million and zero, respectively.

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – INCOME TAX, CONTINUED

Utilization of the Company’s net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss before utilization. During the years ended December 31, 2012 and 2011, the Company recorded a tax benefit of $1,563,807 and $2,704,437, respectively, related to the utilization of NOLs contributed by the Former Parent. Such benefits were recorded as a contribution to capital during the respective periods. For the year ended December 31, 2013 the Company recorded a tax benefit of $263,377 related to utilization of NOLs contributed by Finjan to the Former Parent. Such benefit was recorded as a dividend distribution to the former parent during the year.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets in excess of the deferred tax liabilities for each period, since it is more likely than not that the deferred tax assets will not be realized. The change in valuation allowance for the years ended December 31, 2013, 2012 and 2011 is $2.2 million, $(0.4) million and $(6.2) million, respectively.

NOTE 16 – QUARTERLY DATA (UNAUDITED)

RESTATED QUARTERLY INFORMATION (UNAUDITED)

As a result of the restatement of previously issued financial statements as described in Note 3, the quarterly information included in the condensed consolidated statements of operations for the quarterly periods ended June 30, 2013 and 2012 and September 30, 2013 and 2012 included in the Company’s Quarterly Reports on Form 10-Q is restated as follows:

	Three Months Ended June 30,				Three Months Ended September 30,
	2013		2012		2013		2012
	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated
Revenues	$1,198	$198	$3,116	$—	$394	$394	$9,354	$—
Cost of revenues	187	148	2,929	—	576	324	3,165	—

Gross profit	1,011	50	187	—	(182)	70	6,189	—
Operating Expenses
Selling, general and administrative	1,719	1,493	101	3,030	1,197	1,449	197	3,361
Transaction costs	525	790	—	—	—	—	—	—

Total operating expense	2,244	2,283	101	3,030	1,197	1,449	197	3,361

(Loss) income from operations	(1,233)	(2,233)	86	(3,030)	(1,379)	(1,379)	5,992	(3,361)

Other Income, net
Gain on settlements, net of legal costs	—	1,000	—	—	—	—	—	9,353
Interest income	31	31	56	56	7	7	16	16
Other income	17	17	—	3,116	(4)	(4)	—	—

Total other income, net	48	1,048	56	3,172	3	3	16	9,369

(Loss) income before provision for income taxes	(1,185)	(1,185)	142	142	(1,376)	(1,376)	6,008	6,008
Provision for income taxes	7	7	—	—			89	89

Net (Loss) Income	$(1,192)	$(1,192)	$142	$142	$(1,376)	$(1,376)	$5,919	$5,919

Show EPS & wtd. avg.	$(0.06)	$(0.06)	0.00	0.00	$(0.06)	$(0.06)	$0.29	$0.29

	21,093,384	21,093,384	20,590,596	20,590,596	22,348,201	22,348,201	20,590,596	20,590,596

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – QUARTERLY DATA, (UNAUDITED) CONTINUED

RESTATED QUARTERLY INFORMATION, (UNAUDITED) CONTINUED

	Six Months Ended June 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated	Amounts previously reported	As restated
Revenues	$1,198	$198	$3,116	$—	$1,593	$592	$12,469	$—
Cost of revenues	553	148	2,929	—	1,129	472	6,094	—

Gross profit	645	50	187	—	464	120	6,375	—

Operating Expenses
Selling, general and administrative	1,934	2,339	271	3,200	3,132	3,788	467	6,561
Transaction costs	790	790	—	—	790	790	—	—

Total operating expense	2,724	3,129	271	3,200	3,922	4,578	467	6,561

(Loss) income from operations	(2,079)	(3,079)	(84)	(3,200)	(3,458)	(4,458)	5,908	(6,561)

Other Income, net
Gain on settlements, net of legal costs	—	1,000	—		—	1,000	—	9,353
Interest income	111	111	117	117	118	118	133	133
Other income	17	17	—	3,116	13	13	—	3,116

Total other income, net	128	1,128	117	3,233	131	1,131	133	12,602

(Loss) income before provision for income taxes	(1,951)	(1,951)	33	33	(3,327)	(3,327)	6,041	6,041
Provision for income taxes	7	7	—	—	7	7	89	89

Net (Loss) Income	$(1,958)	$(1,958)	$33	$33	$(3,334)	$(3,334)	$5,952	$5,952

Show EPS & wtd. avg.	$(0.09)	$(0.09)	0	0	$(0.16)	$(0.16)	0.29	0.29

	20,843,379	20,843,379	20,590,596	20,590,596	21,350,498	21,350,498	20,590,596	20,590,596

FINJAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – QUARTERLY DATA, (UNAUDITED) CONTINUED

SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly information for the years ended December 31, 2013 and 2012 (in thousands except for per share data):

	(In thousands, except per share amounts)
	Three Months Ended
	March 31, 2013	June 30, 2013 (1)	September 30, 2013	December 31, 2013
		(Restated)	(Restated)
Revenues	$—	$198	$394	$152
Gross profit	—	50	70	(138)
Loss from operations	(846)	(2,233)	(1,379)	(3,040)
Other Income	80	1,048	3	31
Net Loss	(766)	(1,192)	(1,376)	(2,738)
Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.01)	$(0.06)	$(0.12)

	(In thousands, except per share amounts)
	Three Months Ended
	March 31, 2012	June 30, 2012(2)	September 30, 2012(3)	December 31, 2012(4)
		(Restated)	(Restated)
Revenues	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from operations	(170)	(3,030)	(3,361)	3,802
Other Income(4)	61	3,172	9,369	68,031
Net (Loss) Income	(109)	142	5,919	45,033
Net (Loss) Income Per Share - Basic and Diluted	$(0.01)	$0.00	$0.29	$2.19

(1)	Loss from operations for this period includes $790,000 of transaction costs related to the Reverse Merger. Other income for this period includes the second installment payment of $1.0 million associated with a licensing agreement.
(2)	Other income during this period includes approximately $3.1 million related to the receipt of shares in an unaffiliated entity’s common stock in exchange for modifying an original perpetual license agreement
(3)	Other income for this period includes $9 million settlement received related to patent enforcement litigation
(4)	Other income for this period includes $76.5 million license fee paid to the Company, net of legal costs, in connection with the settlement of litigation.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger, dated as of June 3, 2013, by and among Converted Organics, Inc. (now known as Finjan Holdings, Inc.) (the “Company”), COIN Merger Sub, Inc., and Finjan, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed June 3, 2013)

2.2	Asset Purchase Agreement between the Company and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to our current report Exhibit 2.02 on Form 8-K filed January 29, 2008)

2.3	Asset Purchase Agreement between the Company and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed June 21, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 9, 2008 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed March 5, 2008)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on August 10, 2009 (incorporated by reference to Exhibit 3.2 to our prospects on Form S-1 filed September 15, 2009)

3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 30, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 30, 2010)

3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 14, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.6	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2011 and effective November 8, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.7	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 2, 2012 and effective March 5, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed January 17, 2012)

3.8	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 11, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed April 30, 2012)

3.9	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on May 31, 2013 and effective June 3, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 3, 2013)

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated October 18, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on October 18, 2010)

3.11	Amended and Restated Bylaws, adopted June 6, 2008 (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 6, 2008

1

Exhibit Number	Exhibit Description
3.12	Amendment to the Bylaws, adopted September 10, 2010 (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed September 13, 2010)

10.1	Exchange Agreement, dated as of June 3, 2013, by and among the Company, Hudson Bay Master Fund Ltd. and Iroquois Master Fund Ltd. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 3, 2013)

10.2	Closing Agreement, dated as of June 3, 2013, by and among the Company, Hudson Bay Master Fund Ltd., Iroquois Master Fund Ltd., the former stockholders of Finjan, Inc., and Michael Eisenberg, as the stockholder representative of the former stockholders of Finjan, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Amendment No. 1 to Form S-1 filed September 20, 2013)

10.3	Form of Registration Rights Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed June 3, 2013)

10.4	Form of Lock-Up Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed June 3, 2013)

10.5	Employment Agreement, dated as of July 5, 2013, by and between the Company and Philip Hartstein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 12, 2013)#

10.6	Employment Agreement, dated as of July 5, 2013, by and between the Company and Shimon Steinmetz (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 12, 2013)#

10.7	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)#

10.8	Form of Option Award under the Finjan Holdings, Inc. 2013 Global Share Option Plan*#

10.9	Consulting Agreement, dated as of March 29, 2013, by and between Finjan, Inc. and Philip Hartstein (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)#

10.10	Consulting Agreement, dated as of March 28, 2013, by and between Finjan, Inc. and Shimon Steinmetz (incorporated by reference to Exhibit 10.5 to our current report on Form 8-K filed June 3, 2013)#

10.11	Termination Agreement, dated as of June 3, 2013, between the Company and Edward Gildea (incorporated by reference to Exhibit 10.10 to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2013)#

10.12	Termination Agreement, dated as of June 3, 2013, between the Company and David Allen (incorporated by reference to Exhibit 10.11 to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2013)#

16.1	Letter From Moody, Famiglietti & Andronico, LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to our current report on Form 8-K filed June 3, 2013)

21.1	Subsidiaries of Finjan Holdings, Inc.

24	Power of Attorney (contained on signature page).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002**

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
#	Management contract or compensatory plan or arrangement

2