Form 10-Q
period 2014-03-31
FINJAN HOLDINGS, INC.
filed 2014-05-08
CIK 1366340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

As of May 7, 2014, 22,368,453 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FINJAN HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$23,549	$24,598
Accounts receivable, net	51	50
Inventories	61	34
Prepaid expenses and other current assets	214	150

Total current assets	23,875	24,832

Property and equipment, net	958	953
Intangible assets, net	1,253	1,333
Goodwill	306	306
Investments	500	500
Other non-current assets	23	23

Total Assets	$26,915	$27,947

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$873	$495
Accounts payable – related parties	19	15
Accrued expenses	591	336
Accrued income taxes	5	4
Other current liabilities	32	35

Total current liabilities	1,520	885

Deferred tax liabilities	37	39

Total Liabilities	$1,557	$924

Commitments and contingencies

Stockholders’ Equity
Preferred stock – $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock – $0.0001 par value; 1,000,000,000 shares authorized; 22,368,453 shares issued and outstanding at March 31, 2014 and December 31, 2013	2	2
Additional paid-in capital	21,884	21,546
Retained earnings	3,472	5,475

Total Stockholders’ Equity	25,358	27,023

Total Liabilities and Stockholders’ Equity	$26,915	$27,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINJAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues	$175	$—
Cost of revenues	134	—

Gross profit	41	—
Operating Expenses:
Selling, general and administrative	3,123	847

Total operating expenses	3,123	847

Loss from operations	(3,082)	(847)

Other Income
Gain on settlements	1,000	—
Other income	12	—
Interest income	68	80

Total other income	1,080	80

Loss before provision for income taxes	(2,002)	(767)

Provision for income taxes	1	—

Net Loss	$(2,003)	$(767)

Net Loss Per Share:
Basic and Diluted	$(0.09)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	22,368,453	20,590,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINJAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net Loss	$(2,003)	$(767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132	—
Stock-based compensation expense	338	—
Deferred tax liability	(2)	—
Changes in operating assets and (liabilities):
Accounts receivable	(1)	—
Inventories	(27)	—
Prepaid expenses and other current assets	(64)	—
Accrued expenses	240	—
Accounts payable	378	(2,159)
Accounts payable – related parties	4	—
Other current liabilities	(3)	—
Accrued income taxes	1	(25,325)

Total Adjustments	996	(27,484)

Net Cash Used in Operating Activities	(1,007)	(28,251)

Cash Flows From Investing Activities
Purchases of property and equipment	(42)	—

Net Cash Used in Investing Activities	(42)	—

Cash Flows From Financing Activities
Repayment of loan from former parent	—	(33,943)

Net Cash Used in Financing Activities	—	(33,943)

Net Decrease in Cash and Cash Equivalents	(1,049)	(62,194)
Cash and Cash Equivalents – Beginning	24,598	91,545

Cash and Cash Equivalents – Ending	$23,549	$29,351

Supplemental Disclosures of Cash Flow Information:

Cash paid during the quarter for:

Income taxes	$—	$25,325

Non-cash Investing and Financing activities:

Purchase of property and equipment in exchange for finance agreement	$15	$—
Dividend of investments to parent	$—	$12,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On June 3, 2013, Converted Organics, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Finjan. Effective June 3, 2013 and pursuant to the Merger Agreement, a wholly owned subsidiary merged with and into Finjan and Finjan became a wholly-owned subsidiary of Converted Organics, Inc. (the “Merger”). The transaction was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with Finjan being treated as the acquiring company in the Merger for accounting purposes. Accordingly, the assets and liabilities and the historical operations that are reflected in Finjan Holdings condensed consolidated financial statements are those of Finjan and are recorded at the historical cost basis of Finjan. The results of operations of the acquired Converted Organics business have been included in the condensed consolidated statement of operations since the date of Merger.

Unless otherwise indicated or the context otherwise requires, references to “Finjan Holdings,” or “the Company” refer to Finjan Holdings, Inc., and its consolidated subsidiaries. Disclosures relating to the pre-merger business of Finjan Holdings, Inc., unless noted as being the business of Converted Organics prior to the Merger, pertain to the business of Finjan prior to the Merger.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or “SEC”, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by U.S. GAAP, can be condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2013 which were included in the Annual Report on Form 10-K filed by the Company on March 14, 2014.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the year ending December 31, 2014, for any other interim period or for any future period.

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

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Finjan Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts. As of March 31, 2014 and December 31, 2013, substantially all of the company’s cash and cash equivalents are uninsured.

During the three months ended March 31, 2014 approximately 12%, 22% and 29% of the revenues generated by the company were from three customers. The Company did not have revenue during the comparable period in 2013.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common share outstanding and potentially dilutive common shares outstanding.

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options and are excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive and consist of the following:

	March 31, 2014	December 31, 2013
Options	1,625,476	1,625,476
Warrants*	—	—

Total	1,625,476	1,625,476

*	Warrants are currently exercisable for less than one share of common stock, and therefore anti-dilutive, as a result of the 1-for-10 reverse stock split that the Company effected on November 8, 2011, the 1-for-500 reverse stock split that the Company effected on March 5, 2012, the 1-for-500 reverse stock split that the Company effected on June 3, 2013 and the 1-for-12 reverse stock split the Company effected on August 22, 2013. The warrants are subject to further adjustments in the future, which may have the effect of increasing or decreasing the exercise price and the number of shares issuable upon exercise of the warrants.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

The Company has determined there are no new accounting standards that are expected to have a material impact on the Company’s condensed consolidated financial statements.

SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. See note 9.

NOTE 2 – PRO-FORMA FINANCIAL INFORMATION

As described in Note 1, the Company completed the Merger on June 3, 2013. The following unaudited pro forma information presents the combined results of operations for the three months ended March 31, 2013 as if the merger with Converted Organics, Inc. had been completed on January 1, 2013. The pro forma financial information includes adjustments to reflect one time charges and amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of 2013. These adjustments include:

•	An increase in depreciation and amortization expense of $3,000 for the three months ended March 31, 2013 related to property and equipment and the fair value of acquired identifiable assets.

The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may be implemented after the Merger:

Three Months Ended March 31,
(In thousands, except share and per share data)
2013
Revenue	$400

Net loss	$(2,453)

Net loss per common share, basic and diluted	$(0.12)

Weighted average shares outstanding:
Basic and diluted	20,590,596

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – BALANCE SHEET COMPONENTS

INVENTORIES

The components of inventory were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Raw materials	$36	$13
Finished goods	25	21

Inventory	$61	$34

ACCRUED EXPENSES

The components of accrued expenses were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Legal	$396	$238
Compensation	180	78
Professional fees	—	20
Other	15	—

Accrued expenses	$591	$336

NOTE 4 – COMMITMENTS

OPERATING LEASES

The Company leases a production facility in California. Under the terms of the lease, the Company owes minimum annual rent of $125,202, payable in monthly installments of $10,433, unless earlier terminated in accordance with the lease. The annual rental rate is subject to increase on each annual anniversary of the commencement of the immediately preceding rental year by 3% of the rent paid during the immediately preceding year. This lease expires in 2018.

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

On March 20, 2014, the Company received the consent of the master landlord for a sublease agreement dated March 10, 2014, pursuant to which the Company subleased office space in Menlo Park, California. From the commencement date through November 30, 2017, the Company owes an initial annual rent of $164,619, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rental rate is subject to an approximately 3.0% increase at each anniversary of the commencement date during the term.

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of March 31, 2014 (in thousands):

Year ending December 31,
2014	$312
2015	445
2016	457
2017	448
2018	127

$1,789

The Company accounts for its leases under the straight line method of accounting. Deferred rent payable was $31,994 as of March 31, 2014. Deferred rent as of December 31, 2013 was not material.

Rent expense for the three months ended March 31, 2014 was $75,054. The Company did not have any rent expense for the three months ended March 31, 2013.

CAPITAL COMMITMENTS

On November 21, 2013, the Company made a $5 million commitment to invest in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies. If and when the Company funds the entire amount of the investment, it will be less than a 10% limited partnership interest in which the Company will not be able to exercise control over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting. As of March 31, 2014, the Company had a $4.5 million outstanding capital commitment to the venture capital fund.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – STOCK-BASED COMPENSATION

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. For the three months ended March 31, 2014, the assumptions used in the Black-Scholes option pricing model were as follows:

	Employee Grants	Non-Employee Grants
Weighted-average grant date fair value	$1.44	$1.44
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	50.6%	55.6%
Expected term (in years)	6.0	10.0
Risk-free rate	1.0%	2.9%
Expected dividend yield	0.0%	0.0%
Forfeiture rate	0.0%	0.0%

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s common stock was not publicly traded at the time of certain grants to employees, an average of the historic volatility of comparative companies was used. The dividend yield is zero percent as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future. An increase or decrease in the risk free rate or volatility could increase or decrease the fair value of our equity instruments.

On January 23, 2014, the Company’s Board of Directors approved the 2014 Incentive Compensation Plan. The plan is subject to approval by the stockholders of the Company at the next annual meeting of stockholders on July 10, 2014.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Subject to stockholder approval of the Company’s 2014 Incentive Compensation Plan, the Company’s board of directors made a grant of restricted stock units (“RSUs”) to each non-executive director. Such RSUs represent a number of shares of the common stock equal to $100,000, divided by the closing sales price of the common stock on the date of grant, rounded to the nearest whole share. One-third of the RSUs are scheduled to vest on the one year anniversary of the grant date, and an additional 8.33% of the RSUs are scheduled to vest every three calendar months thereafter, subject to stockholder approval of the 2014 Incentive Compensation Plan.

During the three months ended March 31, 2014, the Board of Directors also approved a grant of RSUs to three employees of the Company valued at $1.2 million in the aggregate on the grant dates under the 2014 Incentive Compensation Plan, subject to shareholders approval. The RSU grant vest over a three year period, with one-third of the RSUs vesting on the one year anniversary of the grant date, and the remaining vesting at the rate of 8.33% every three calendar months thereafter.

The Company did not recognize any compensation expenses related to the RSU grants under the 2014 Incentive Compensation Plan because both the plan and the RSU grants are subject to stockholders approval.

As of March 31, 2014, the remaining number of shares available for issuance under the 2013 Global Share Option Plan is 611,360.

During the three months ended March 31, 2014, no options were granted, exercised or cancelled. A total of $0.3 million of stock-based compensation expense was recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months period ended March 31, 2014. The stock-based compensation expense was related to the amortization of the value of the options granted to certain employees, consultants, and members of the Board of Directors after the merger. No stock-based compensation expense was recorded for the three months period ended March 31, 2013.

As of March 31, 2014, total compensation cost not yet recognized related to unvested stock options under the 2013 Option Plan was $1.6 million, which is expected to be recognized over a weighted-average period of 2 years.

NOTE 6 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which a member of the Company’s board is a partner. The Company incurred approximately $43,000 and $50,000 in legal fees to the firm during the three months ended March 31, 2014 and 2013 respectively. As of March 31, 2014 and December 31, 2013 the Company has balances due to this firm amounting to $19,804 and $15,000 respectively.

NOTE 7 – SEGMENT REPORTING

Subsequent to the Merger on June 3, 2013 as described in Note 1, the Company has two operating segments, namely, a web and network security technology segment and an organic fertilizer segment. The Company’s operating segments are each reportable segments because their activities are not economically similar. Presented below are the revenues and net loss for each segment for the three months ended March 31, 2014 and 2013 (in thousands):

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Revenue:
Web and network security technology	$—	$—
Organic fertilizer	175	—

Total Revenue	$175	$—

Net Income (Loss):
Web and network security technology	$(1,792)	$(767)
Organic fertilizer	(211)	—

Net Loss	$(2,003)	$(767)

Other Income:
Web and network security technology	$1,000	$—
Organic fertilizer	12	—

Total Other Income	$1,012	$—

Interest income:
Web and network security technology	$68	$80
Organic fertilizer	—	—

Total Interest Income:	$68	$80

Depreciation and Amortization:
Web and network security technology	$3	$—
Organic fertilizer	129	—

Total Depreciation and Amortization:	$132	$—

As of March 31, 2014, total assets held by the web and network security technology segment and organic fertilizer segment were $26 million and $0.9 million, respectively.

FINJAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8 – CONTINGENCIES

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

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat Systems, Inc. is infringing U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,633. There can be no assurance that the Company will be successful in settling or litigating these claims.

Finjan filed a patent infringement lawsuit against Websense, Inc. in the United States District Court for the Northern District of California on September 23, 2013, asserting that Websense, Inc. is infringing U.S. Patent Nos. 7,058,822, 7,647,633, 8,141,154, and 8,225,408. Finjan filed a separate suit against Websense, Inc. in the United States District Court for the Northern District of California on March 24, 2014, asserting that Websense, Inc. is infringing U.S. Patent No. 8,677,494. There can be no assurance that the Company will be successful in settling or litigating these claims.

Finjan appealed a District Court Decision in a prior patent case with defendants Sophos, Inc., Websense, Inc., and Symantec Corp. where there was a finding of no liability for U.S. Patent Nos. 6,092,194 and 6,480,962. The Appeal Brief was filed on December 10, 2013, at the Court of Appeals for the Federal Circuit and the case is pending. There is no assurance that the Company will be successful with its oral arguments in front of the Court.

Finjan filed a patent infringement lawsuit against Proofpoint, Inc. et al. in the United States District Court for the Northern District of California on December 16, 2013, asserting that Proofpoint, Inc. et al. is infringing U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408. There can be no assurance that the Company will be successful in settling or litigating these claims.

Finjan filed a patent infringement lawsuit against Sophos, Inc. in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos, Inc. is infringing U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, 8,141,154, 8,566,580, 8,677,494. There can be no assurance that the Company will be successful in settling or litigating these claims.

The Company is not currently aware of any litigations filed against the Company, or counterclaims asserted against the Company that could result in any material impact to the financial statements as at March 31, 2014.

NOTE 9 – SUBSEQUENT EVENTS

On May 5, 2014, the Company received confirmation that its application to list the Company’s common stock on The NASDAQ Capital Market has been approved by NASDAQ. The Company’s common stock will trade on The NASDAQ Capital Market under its current symbol “FNJN”.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion includes forward-looking statements about the Company’s business, financial condition and results of operations, including discussions about management’s expectations for the business. These statements include statements regarding our expectations, intentions, beliefs and projections about our future results, performance, prospects and opportunities. These statements can be identified by the fact that they do not relate strictly to historical or current facts or by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “will be,” “would,” and the negative of these terms and similar expressions, but this is not an exclusive way of identifying such statements. Readers are cautioned that forward-looking statements are not guarantees of future performance. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, the forward-looking statements contained in this report as a result of various risks, uncertainties and other factors. Important factors that could cause our actual results to differ materially from our expectations include, without limitation, our ability to execute our business plan, the outcome of pending or future enforcement actions, our ability to expand our technology portfolio, the enforceability of our patents, the continued use of our technology in the market, the development of a liquid trading market for our securities and other factors described under Item 1A. “Risk Factors,” as set forth in the Company’s Annual Report on Form 10-K, and any subsequent quarterly or current reports. The following discussion should also be read in conjunction with the audited and unaudited consolidated financial statements, and unaudited condensed financial statements including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q.

The Company will continue to file annual, quarterly and current reports, proxy statements and other information with the SEC. Forward-looking statements speak only as of the dates specified in such filings. Except as expressly required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after any such date, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements

Overview

Effective as of June 3, 2013, the date we consummated the Merger and changed our name from “Converted Organics, Inc.” to “Finjan Holdings, Inc.,” we operate two businesses, each of which constitutes a separate reportable segment. Our two reportable segments include: our web and network security technology segment, which we operate through Finjan, and our organic fertilizer segment, which we operate through Converted Organics. Finjan is considered the acquirer for accounting purposes in the Merger and we account for the transaction as a reverse business combination. Consequently, the assets and liabilities and the historical operations that are reflected in our historical financial statements are those of Finjan. The results of operations of our organic fertilizer segment have been included in our assets and liabilities and our historical operations since June 3, 2013, the date we completed the Merger.

We intend to carry on our web and network security technology business as our principal line of business. We are evaluating whether to continue our organic fertilizer business as currently conducted. There can be no assurance that we will continue to operate our organic fertilizer business as previously operated or at all.

Web and Network Security Technology Segment

We operate our web and network security technology business through Finjan. Through Finjan, we own a portfolio of patents, related to software that proactively detects malicious code and thereby protects end users from identity and data theft, spyware, malware, phishing, trojans and other online threats. Founded in 1997, Finjan developed and patented technology that is capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers, which were standard in the online security industry during the 1990s. As the network, web and endpoint security industries have transitioned to behavior-based detection of malicious code, we believe that our technology is widely used by third parties. We intend to maximize the economic benefits of our technology through further licensing and to broaden our technology and patent holdings through acquisitions and strategic partnerships.

As a core element of our continued patent licensing and enforcement business, our management team, having expertise with technology and IP monetization, alongside early company executives including Shlomo Touboul (Finjan’s founder) who consults with us, monitors a number of markets and assesses and observes the adoption of our patented technology in these markets. Our management team, in conjunction with outside legal, technical, and financial experts conclude on a case-by-case basis whether or not they believe that Finjan’s patented technology is being used. Based on these observations, we continue to believe our patented technologies are relevant in specific technology areas including endpoint/cloud software, web gateway/internet infrastructure, and networking equipment markets. From that basis, we pursue unlicensed entities through licensing, assertion of claims or both.

Since the sale of its hardware and software operations in 2009, Finjan’s primary source of income and related cash flows has been the enforcement of its patent rights against unauthorized use and, to a lesser extent, income derived from intellectual property licenses granted to third parties for the use of patented technologies that are owned by Finjan. Although we are actively pursuing negotiated licenses apart from litigation settlements, we have not entered into a license agreement outside of a settlement since our 2012 negotiated license agreement with Trustwave Holdings, Inc.

Finjan’s operating expenses consist primarily of general and administrative expenses. Finjan did not have any full-time employees from 2009 until 2013. Instead, Finjan relied on outside legal counsel, technology consultants and other professionals to conduct operations during that period, some of whom are former investors and executives of Finjan. Accordingly, Finjan’s general and administrative expenses consist primarily of legal fees and other expenses paid to third party consultants. In April 2013, Finjan engaged Philip Hartstein and Shimon Steinmetz to serve as its President and Chief Financial Officer, respectively, pursuant to consulting agreements, which were terminated upon the execution of employment agreements between the Company and Messrs. Hartstein and Steinmetz. Prior to April 2013, Finjan’s sole executive officer was Daniel Chinn, serving as Chief Executive Officer, who did not receive compensation for his services as an officer of Finjan. Messrs. Hartstein and Steinmetz were appointed as our President and Chief Financial Officer, respectively, upon the closing of the Merger. Since the Merger we have hired eight additional full-time employees. We intend to hire or engage additional full-time employees and/or consultants to pursue our growth strategy, although there can be no assurance that we will be able to attract or retain qualified personnel on terms acceptable to us, if at all. Our management team and additional personnel that we may hire in the future will be primarily responsible for establishing and pursuing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing technology and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions. We nonetheless expect to continue to utilize outside legal counsel and other professionals to execute aspects of our strategy for the foreseeable future, such as counsel we will retain to prosecute enforcement actions, although our management will control our overall litigation strategy and our strategy for each case we litigate.

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

Recent Developments

Application to List Common Stock on NASDAQ

On May 5, 2014, the Company received confirmation that its application to list the Company’s common stock on The NASDAQ Stock Market has been approved by NASDAQ. The Company’s common stock will trade on The NASDAQ Stock Market under its current trading symbol “FNJN”.

2014 Annual Meeting of Stockholders

The Board established a date for the 2014 annual meeting of stockholders and the record date for stockholders entitled to vote at such meeting. The annual meeting is scheduled to be held at 9 a.m. Eastern Time at 575 Madison Avenue, New York, NY 10022, on July 10, 2014. Finjan Holdings stockholders of record at the close of business on May 15, 2014 will be entitled to notice of the annual meeting and to vote upon matters considered at the meeting. The Company will make available to all stockholders of record on the record              date the proxy statement containing the meeting details and admission procedures.

Appointments to the Board of Directors; Committees of the Board of Directors

On April 4, 2014, Glenn Daniel, Harry Kellogg and Michael Southworth were appointed to the Company’s Board of Directors, which increased the size of the Company’s Board from five to eight directors. All three new Board members serve as independent directors and members of the Company’s Audit Committee in addition to other Board duties. Mr. Daniel also serves as a member of the Company’s Compensation Committee.

In addition, Eric Benhamou, a current director, was appointed Chairman of the Board’s Audit Committee, and Michael Eisenberg, a current director, was appointed Chairman of the Board’s Compensation Committee. Daniel Chinn, a current director, remains Chairman of the Board’s Nominating and Corporate Governance Committee.

Directors Compensation

On April 4, 2014, the Board approved the following director compensation for Glenn Daniel, Harry Kellogg and Michael Southworth, the new directors, and Eric Benhamou, the new Chair of the Audit Committee:

•	$65,000 annual director fee, payable in arrears in four equal quarterly installments on the last day of each fiscal quarter during which a director serves as a member of the Board; provided, however, that each such installment shall only be paid if such director served as such during the entire fiscal quarter with respect to which such installment is payable;

•	$17,500 annual fee to members of the Audit Committee, payable in arrears on the last day of each fiscal year during which such director served as a member of the Audit Committee;

•	$10,000 annual fee to the Chairman of the Audit Committee, payable in arrears on the last day of each fiscal year during which such Chairman served as the Chairman of the Audit Committee; and

•	Subject to shareholder approval of the Company’s 2014 Incentive Compensation Plan, a grant of restricted stock units (“RSUs”) to each non-executive director, such RSUs to represent a number of shares of the common stock equal to $100,000, divided by the closing sales price of the common stock on the date of grant, rounded to the nearest whole share, to vest in accordance with the following vesting schedule: one-third of the RSUs to vest on the one year anniversary of the grant date, and an additional 8.33% of the RSUs to vest every three calendar months thereafter.

Lease

On March 20, 2014, we received the consent of the master landlord for a sublease, dated as of March 10, 2014, pursuant to which the Company subleased office space in Menlo Park, California. From the commencement date through November 30, 2017, we will owe an initial annual rent of $164,619, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rental rate is subject to an approximately 3.0% increase each anniversary of the commencement date during the term.

New Patent

On March 18, 2014, our subsidiary, Finjan, was issued a new U.S. patent (8,677,494) expiring in 2017 (the “494 Patent”). This patent relates to a proprietary malicious mobile code runtime monitoring systems and methods, designed to address potential network security threats through better recognition of malicious code segments passing through Internet infrastructure and networks to endpoint devices. The techniques described in the ‘494 Patent cover protection systems and methods offering security for one or more personal computers and/or other intermittently or persistently network accessible devices or processes. Specifically, the inventive aspects of the patent cover various defenses from undesirable or otherwise malicious operations of Java TN applets, ActiveX™ controls, JavaScript™ scripts, Visual Basic scripts, add-ins, and downloaded/uploaded programs which are often downloaded by users without considering the inherent security risks.

Patent Litigation

On March 14, 2014, our subsidiary, Finjan, filed a patent infringement lawsuit against Sophos, Inc., a Massachusetts corporation, alleging infringement of Finjan patents relating to endpoint, web, and network security technologies.

On March 24, 2014, our subsidiary, Finjan, filed a separate suit against Websense, Inc. in the United States District Court for the Northern District of California, alleging infringement of Finjan patents relating to endpoint, web, and network security technologies. See “Part II – Other Information – Item 1. Legal Proceedings.”

Critical Accounting Policies and Estimates

We have determined there are no new accounting standards that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Comparability to Future Results

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of our recent or future results. In addition to the factors described below, please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Item 1A. “Risk Factors” in this filing for additional factors that may affect our operating results.

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

As a result of the factors described above and other known and unknown risks affecting our business, our historical operating performance may not be indicative of our future results.

Public company expenses

As a result of the Merger, Finjan became a subsidiary of a public company, and we have been approved to list our common stock on The Nasdaq Capital Market. Finjan’s operating results as a private company do not reflect certain increased expenses that we incur, and will continue to incur, as a post- Merger public company, including legal and accounting fees and other general and administrative expenses related to among other things, establishing and maintaining more comprehensive compliance and governance functions, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and complying with federal securities laws. We have also incurred additional costs associated with compensation of non-employee directors and costs associated with the retention of full-time executives, employees and consultants to operate our web and network security technology business and to comply with our obligations as a public company. In addition, the cost of director and officer liability insurance has increased compared to costs incurred by Finjan prior to the Merger. Any of the foregoing costs could continue to increase as we pursue our growth strategy. In light of these costs and the changes in our management, business and growth strategy that resulted from the Merger, the costs that we incurred prior to the Merger may not be indicative of the costs we incur as a post- Merger public company and will continue to incur in the future.

Stock-based and other executive compensation

Prior to the Merger, Finjan had outstanding options to purchase an aggregate of 77 shares of Finjan common stock, all of which were awarded in May 2013. Following the Merger, our board of directors adopted the 2013 Option Plan, pursuant to which 1,625,476 options to purchase shares of our common stock are outstanding, at exercise prices ranging from $1.66 to $5.90. Our Board of Directors also adopted the 2014 Incentive Compensation Plan, subject to shareholder approval at our 2014 Annual Meeting of Stockholders on July 10, 2014. If shareholders approve the 2014 Incentive Compensation Plan, the 2013 Option Plan will terminate, other than with respect to outstanding options, and no further grants will be made under the 2013 Option Plan. We expect that future equity-based awards will be made under then existing equity, incentive compensation or similar plans to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

Finjan had no full-time employees or full-time consultants during the quarter ended March 31, 2013 and its sole executive officer served in such capacity without compensation during such quarter. In April 2013, Finjan engaged Philip Hartstein and Shimon Steinmetz as its President and Chief Financial Officer, respectively, pursuant to consulting agreements. Messrs. Hartstein and Steinmetz were appointed President and Chief Financial Officer of the Company on July 8, 2013. During the first quarter of 2014, we also hired several senior management employees and we intend to hire additional employees and/or consultants in the future to expand our business. Since the Merger, we have hired a total of eight employees. Accordingly, we will incur compensation expenses in future periods that Finjan did not incur during the period presented in its financial statements.

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

Recent Financing Activities Prior to the Merger

Prior to the Merger, Converted Organics, Inc.’s operations were financed primarily by the issuance of debt, equity and equity-linked securities. In connection with the Merger, we redeemed, cancelled or otherwise retired all of the notes and derivative securities previously issued by Converted Organics, Inc., other than warrants that are exercisable for a de minimus number of shares of our common stock. Although we may require financing in the future, we expect that our cash on hand will be sufficient to satisfy our cash needs for at least the next twelve months, although we may seek additional financing in connection with our growth strategy. During the three month period ended March 31, 2013, Converted Organics issued short term notes in the aggregate amount of $374,000, which were extinguished pursuant to the Exchange Agreement.

Results of Operations

The following table presents the results of operations for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue:
Web and network security technology	$—	$—
Organic fertilizer	175	—

Total Revenue	$175	$—

Cost of Revenues:
Web and network security technology	$—	$—
Organic fertilizer	134	—

Total Cost of Revenues	$134	$—

Gross Profit	$41	$—

Operating Expenses:
Web and network security technology	$2,858	$847
Organic fertilizer	265	—

Total Operating Expenses:	$3,123	$847

Loss from operations	$(3,082)	$(847)

Other Income, net:
Web and network security technology	$1,000	$—
Organic fertilizer	12	—

Total Other Income	$1,012	$—

Interest Income, net:
Web and network security technology	$68	$80
Organic fertilizer	—	—

Total Interest Income:	$68	$80

Net loss before Provision for Income Taxes	$(2,002)	$(767)
Income Tax Expense	$(1)	—

Net Loss	$(2,003)	$(767)

The financial results for the three months ended March 31, 2014 include the financial results of Finjan and our Converted Organics business subsequent to the date of the Merger. Only the historical financial statements of Finjan, Inc. are included in the comparative prior period.

In the three months ended March 31, 2014, total revenue increased by approximately $0.2 million or 100% as compared to the same period in 2013. The entire revenue amount is attributable to the sale of fertilizer by Converted Organics. The Company did not have revenue during the same periods in 2013.

Cost of revenue increased by $0.1 million or 100% as compared to the same period of 2013. The entire cost of goods amount is attributable to the sale of fertilizer by Converted Organics and consist of production and material costs incurred by our organic fertilizer business. We did not incur costs related to revenue during the same period in 2013.

Our operating expenses consist primarily of general and administrative expenses, including stock-based compensation, consulting and other professional fees and legal and litigation support costs associated with executing our strategy of licensing and protecting our web and network security technology patent portfolio. In the three months ended March 31, 2014, total operating expenses increased by $2.3 million compared to the same period in 2013. The increased costs were primarily due to approximately $0.4 million incurred in relation to current litigations, $0.3 million incurred in other legal, enforcement and patent maintenance activities, approximately $0.2 million incurred for corporate legal expenses, $0.3 million incurred for accounting and consulting fees and $0.9 million incurred for franchise taxes, insurance and various costs, most of which are related to being a public company. The Company also hired new employees during the three months ended March 31, 2014 resulting in increased salaries and benefits of approximately $0.7 million.

Our other income consists of gain on settlements, net of legal costs, interest income and other income and expenses. Gain on settlements, net of legal costs increased by $1.0 million, or 100%, to $1.0 million for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily due to our receipt of net cash proceeds of approximately $1.0 million (Gross proceeds of $1.07 million less interest of $0.07 million) representing the last of three equal installment payments payable over 18 months pursuant to a settlement between Finjan and one of the defendants in a patent infringement lawsuit that Finjan filed in 2010.

Our interest income decreased by less than $0.01 million, or 15%, to approximately $0.07 million for the three months ended March 31, 2013 compared to same period in 2013. Interest income decreased due to the lower average cash balance on hand as at March 31 2014 compared the cash balance as at March 31, 2013.

The significant fluctuation in our net income before taxes for the three months ended March 31, 2014 as compared to our income for the same period in 2013 reflects the fact that our settlements are non-recurring and, as a result, income for these periods is not necessarily indicative of the income we will achieve for the year or in the future.

Our income taxes for the three months ended March 31, 2014 were less than $0.01 million. We did not have income tax expense for the same period in 2013.

Liquidity and Capital Resources

Overview

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue to devote significant capital resources to the litigations in process and any other litigation we pursue. We also expect to require significant capital resources to maintain our issued patents, prosecute our patent applications, and acquire new technologies as part of our growth strategy and to attract and retain qualified personnel on a full time basis. On November 21, 2013, we made a $5 million commitment to invest in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies of which $4.5 million remains outstanding. We expect to make payments to honor this commitment if and when capital calls are made by the fund.

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

We had approximately $23.5 million of cash and cash equivalents and $22.4 million of working capital as of March 31, 2014. The decrease in our cash and cash equivalents of approximately $1 million from December 31, 2013 is primarily attributable to approximately $2.0 million used in operations offset by $1.0 million received from a licensing agreement entered into in 2012.

Our Converted Organics subsidiary does not have funds to build additional facilities and we have no plans to raise such funds or allocate funds generated from our web and network security technology business for that purpose.

Cash Flows from Operating Activities

Finjan’s net cash used in operating activities decreased by $27.3 million to $1 million during the three months ended March 31, 2014 as compared to the same period in 2013. This decrease was primarily attributable to the payment of accrued income taxes of $25.3 million in the three months ended March 31, 2013, which related to taxes owed on the revenue earned in 2012 and satisfaction of approximately $2.2 million in accounts payable.

Cash Flows from Investing Activities

During the three months ended March 31, 2014, cash flow used in investing activities was approximately $42,000, as compared to $0 used in investing activities during the comparable period in 2013. Cash used in investing activities during the three months ended March 31, 2014 related to purchase of fixed assets.

Cash Flows from Financing Activities

During the three months ended March 31, 2014, cash used for financing activities decreased to $0 compared to approximately $34.0 million used in financing activities during the comparable period in 2013. The decrease in cash used in financing activities was attributable to a loan repayment of $33.9 million made to Finjan’s former parent in the February 2013. During the three months ended March 31, 2014, no cash was used in investing activities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

We have determined there are no new accounting standards that are expected to have a material impact on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of March 31, 2014 totaled $23.5 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As previously disclosed in Item 9A of our Form 10-K for the year ended December 31, 2013, management concluded that there were material weaknesses in internal control over financial reporting related to the calculation and recording of cost of goods sold at the transaction level, insufficient control activities to ensure that all sales transactions were recorded at Converted Organics and insufficient controls over the revenue process at the Finjan entity, primarily due to a lack of readily available documentation to support the computations utilized in the Company’s fair value assessment of the component elements of its litigation settlements and judgment award entered into its favor during the year ended December 31, 2013. Remedial actions have been implemented to address these controls, including adherence to existing control procedures and implementation of the following new enhanced controls related to:

Finjan Revenue

•	During 2013 and three months ended March 2014, Management hired individuals with the necessary technical accounting expertise to ensure that complex revenue transactions are recorded in accordance with Generally Accepted Accounting Principles in the United States.

•	Management has implemented a process in which all relevant data required to establish and support the fair value components of the litigation settlements and judgments is properly reviewed, approved and maintained.

Converted Organics Cost of Goods Sold

•	Management developed and implemented a process during Q1 2014 whereby Cost of Goods Sold is calculated based on standard costs and applied to each sale made during the period at the time of sale.

•	Management has enhanced inventory reporting to include detailed inventory reports that are reviewed and approved by management.

Converted Organics Revenue

•	Management has implemented the use of a sales order log which is reconciled to sales recorded at the end of each period to ensure that all revenue earned during the period has been recorded.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the President and the Chief Financial Officer (the principal executive and principal financial officer, respectively) evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management believes that the controls implemented during the period are sufficient. However, they have concluded that such controls have not been in place for a sufficient period of time in order to conclude that the identified material weaknesses described above have been fully remediated. Therefore, based on this evaluation, the President and Chief Financial Officer (the principal executive and principal financial officer, respectively) have concluded that as of March 31, 2014, our disclosure controls were not effective.

Changes in Internal Control over Financial Reporting

Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., CV-13-03133 SBA, (N.D. Cal):

We filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 8,079,086, 7,975,305, 8,225,408, 7,058,822, and 7,647,633. We amended our Complaint on August 16, 2013 to add U.S. Patent No. 6,154,844 to the list of asserted patents, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat Intelligence, and the FireEye Central Management System. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. We seek entry of judgment that FireEye has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye answered our Amended Complaint on September 3, 2013, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat, Inc., Case 3:13-cv-03999-BLF, (N.D. Cal.):

We filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat Systems, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,633 patents, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Blue Coat’s ProxyAV Appliances and Software, Blue Coat’s ProxySG Appliances and Software, and Blue Coat’s WebPulse Service. The principal parties in this proceeding are Finjan, Inc. and Blue Coat, Inc. We seek entry of judgment that Blue Coat has infringed, is infringing, has induced infringement of the above-listed patents, and contributorily infringes the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat answered our Complaint on November 26, 2013, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Websense, Inc., Case 3:13-cv-04398-BLF (N.D. Cal.):

We filed a patent infringement lawsuit against Websense, Inc. in the United States District Court for the Northern District of California on September 23, 2013, asserting that Websense, Inc. is directly and indirectly infringing one or more claims of Finjan’s U.S. Patent Nos. 7,058,822, 7,647,633, 8,141,154, and 8,225,408 patents, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Websense TRITON Products, Web Security Gateway Products, Data

Security Products, CSI Service, and Websense products and services using ACE or ThreatSeeker. The principal parties in this proceeding are Finjan, Inc. and Websense, Inc. We seek entry of judgment that Websense has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Websense answered our Complaint on November 26, 2013, by denying our allegations of infringement and asserting various Affirmative Defenses including non-infringement and invalidity of the asserted patents under 35 U.S.C. §§ 101, 102, 103 and/or 112, Prosecution Disclaimer and Prosecution History Estoppel, Estoppel and Laches. Finjan has demanded a jury trial. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Websense, Inc., Case 3:14-cv-01353-BLF (N.D. Cal.):

We filed a separate suit against Websense, Inc. in the United States District Court for the Northern District of California on March 24, 2014, asserting that Websense, Inc. is directly and indirectly infringing one or more claims of Finjan’s newly issued U.S. Patent No. 8,677,494 (the “’494 Patent”) patent, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Websense TRITON Products, Web Security Gateway Products, Data Security Products, CSI Service, and Websense products and services using ACE or ThreatSeeker. The principal parties in this proceeding are Finjan, Inc. and Websense, Inc. We seek entry of judgment that Websense has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the ‘494 Patent, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Websense answered our Complaint, filed on April 21, 2014, by denying our allegations of infringement and asserting various “Defenses,” including non-infringement and invalidity of the ‘494 Patent under 35 U.S.C. §§ 101, 102, 103 and/or 112, Prosecution Disclaimer and Prosecution History Estoppel, and Estoppel. Finjan has demanded a jury trial. There can be no assurance that we will be successful in settling or litigating these claims.

There is a likelihood that the above Finjan, Inc. v. Websense, Inc., Case 3:13-cv-04398-BLF (N.D. Cal.) and Finjan, Inc. v. Websense, Inc., Case 3:14-cv-01353-BLF (N.D. Cal.) matters will in due course be consolidated into one case before Hon. Beth L. Freeman.

Finjan, Inc. v. Proofpoint, Inc. and Amorize Technologies, Inc., Case 3:13-cv-058808-BLF (N.D. Cal.):

We filed a patent infringement lawsuit against Proofpoint, Inc. and its wholly-owned subsidiary, Amorize Technologies, Inc., in the United States District Court for the Northern District of California on December 16, 2013, asserting that Proofpoint, Inc. and Amorize Technologies (“Defendants”) collectively and separately are directly and indirectly infringing one or more claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408 patents, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Proofpoint Enterprise Protection, Proofpoint’s Malvertising Protection, Proofpoint’s Safelmpressions, Proofpoint’s Targeted Attack Protection, Proofpoint Essentials, Proofpoint Protection Server, Proofpoint Messaging Security Gateway, HackAlert Anti-Malware, Codesecure, SmartWAF, Safelmpressions, and Malvertising Protection. The principal parties in this proceeding are Finjan, Inc., Proofpoint, Inc., and Amorize Technologies, Inc. We seek entry of judgment that Proofpoint, Inc. and Amorize Technologies, Inc. have infringed, and are infringing the above-listed patents, a judgment that Proofpoint, Inc. and Amorize Technologies, Inc. have induced infringement of U.S. Patent Nos. 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, a preliminary and permanent injunction from infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.

Defendants answered our Complaint, filed on March 24, 2014, by denying our allegations of infringement of each of the above-listed patents, asserting various Affirmative Defenses, including non-infringement and invalidity of the patents-in-suit under 35 U.S.C. §§ 101, 102, 103 and/or 112, License, Covenant Not to Sue, Laches, Limitation on Damages and Recovery, Prosecution History Estoppel, and 28 U.S.C. § 1498- manufacture and use by the United States, and counterclaiming for Declaratory Relief that each of the above-listed patents are non-infringed and invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both Finjan and the Defendants have demanded a jury trial. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Sophos, Inc., Case 3:14-cv-01197-WHO (N.D. Cal.):

We filed a patent infringement lawsuit against Sophos, Inc. in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, and 8,141,154, 8,566,580. We amended our Complaint on April 8, 2014 to add U.S. Patent No. 8,677,494 to the list of asserted patents. We assert infringement against Sophos through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including by not limited to Enduser Protection Suites, Endpoint Antivirus, Endpoint Antivirus – Cloud, Sophos Cloud, Unified Threat Management, Next-Gen Firewall, Secure Web Gateway, Secure Email Gateway, Web Application Firewall, Network Storage Antivirus, Virtualization Security, SharePoint Security, Secure VPN, Secure Wi-Fi and Server Security. The principal parties in this proceeding are Finjan, Inc. and Sophos, Inc. We seek entry of judgment that Sophos, Inc. has infringed and is infringing the above-listed patents, a judgment that Sophos, Inc. has induced infringement of U.S. Patent Nos. 6,804,780, 7,613,918, 7,613,926, 7,757,289, 6,154,844, and 8,566,580, a judgment that Sophos, Inc. is contributorily infringing U.S. Patent No. 8,566,580 , a preliminary and permanent injunction from infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Sophos, Inc. has not yet answered our Complaint. We demanded a jury trial. There can be no assurance that we will be successful in settling or litigating these claims.

B. Appellate Court Actions:

Finjan, Inc. v. Symantec Corp., Websense, Inc., SOPHOS, Inc., No. 2013-1682, United States Court of Appeals for the Federal Circuit (CAFC):

On December 10, 2013, we appealed to the CAFC the final judgment entered by US District Court for the District of Delaware, Case No. 10-CV-593-GMS, in favor of defendants-appellees, Symantec Corporation, Websense, Inc., and Sophos, Inc., where there was a finding of no liability for U.S. Patent Nos. 6,092,194 and 6,480,962. The issue presented by us on appeal is whether the District Court erred in allowing to stand the jury’s verdict that the patents-in-suit are invalid, whether the District Court erred in not granting our request for a new trial. Defendants-Appellees filed their brief on February 24, 2014, and we filed our Reply Brief thereto on April 9, 2014. Oral arguments have not yet been scheduled. There can be no assurance that we will be successful with our oral arguments in front of the Court.

C. Proceedings before the United States Patent & Trademark Office (USPTO)

1. Ex Parte Reexamination Proceedings:

As defined by the USPTO, an “Ex Parte Reexamination is a “proceeding in which any person may request reexamination of a U.S. Patent based on one or more prior patents or printed publications. A requester who is not the patent owner … has limited participation rights in the proceedings.”

U.S. Patent No. 8,079,086 (Assignee, Finjan, Inc.):

A first third party request for ex parte reexamination of U.S. Patent No. 8,079,086 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,015. The USPTO denied FireEye’s request on November 19, 2013, and the reexamination proceedings terminated on January 14, 2014.

A second third party request by FireEye, Inc., for ex parte reexamination of U.S. Patent No. 8,079,086 was filed on February 7, 2014, and assigned Reexamination Control Number 90/013,147. The USPTO denied FireEye’s second request on March 27, 2014, and the reexamination proceedings terminated on April 29, 2014.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.):

A third party request for ex parte reexamination of claims 1-7 and 28-33 of U.S. Patent No. 7,647,633 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,016. The request for reexamination was granted and a non-final Office Action was mailed November 19, 2013. The non-final Office Action included rejections of claims 1-7 and 28-33 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on February 19, 2014. The response to non-final Office Action included, inter alia: arguments and a supporting declaration by us showing commercial success, industry praise, and copying by others of products covered by pending claims; declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. Additionally, a petition to accept an unintentionally delayed priority claim was also submitted. The case is currently awaiting USPTO action. There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-7 and 28-33 before the USPTO.

U.S. Patent No. 7,058,822 (Assignee, Finjan, Inc.):

A third party request for ex parte reexamination of claims 1-8 and 16-27 of U.S. Patent No. 7,058,822 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,017. The request for reexamination was granted and a non-final Office Action was mailed December 6, 2013. The non-final Office Action included rejections of claims 1-8 and 16-27 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on March 6, 2014. The response to non-final Office Action included, inter alia: arguments and a supporting declaration by us showing commercial success, industry praise, and copying by others of products covered by pending claims; declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. Additionally, a petition to accept an unintentionally delayed priority claim was also submitted. The case is currently awaiting USPTO action. There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-8 and 16-27 before the USPTO.

2. Inter Partes Reexamination Proceedings before the USPTO:

As defined by the USPTO, an “Inter Partes Reexamination is a “proceeding in which any person who is not the patent owner and is not otherwise estopped may request examination of a U.S. Patent issued from an original application filed on or after November 29, 1999, based on one or more prior patents or printed publications. Both patent owner and third party requester have participation rights throughout the proceeding, including appeal rights.”

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):

A third party request for inter partes reexamination of all claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed

January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. We timely filed a response to non-final Office Action, as did the third party requester and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. We timely responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. The third party requester subsequently responded on January 2, 2014. The case is currently awaiting USPTO action. There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-55 before the USPTO.

Except for the foregoing disclosures, we are not presently aware of any other material pending legal proceedings, to which we or any of our subsidiaries are a party or of which any of its property is the subject.

From time to time we are involved in legal proceedings arising in the ordinary course of business. Because of the uncertainties inherent in litigation, we cannot predict the outcome of such litigation or other legal proceedings; however, we believe that none of these matters, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

New legislation, regulations, executive orders, or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our income.

If new legislation, regulations or rules are implemented either by Congress, the USPTO or the courts or if the President of the United States issues executive orders that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and income. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement or limitations on the ability to bring patent enforcement claims could negatively impact our income derived from such enforcement actions.

In September 2013, the Federal Trade Commission announced that it is planning to gather information from approximately 25 companies that are in the business of buying and asserting patents in order to develop a better understanding of how those companies do business and impact innovation and competition. Both the Federal Trade Commission and European Commission are actively considering what the appropriate restrictions are on the ability of owners of patents declared to technical standards to receive both injunctions and royalties.

Furthermore, United States patent laws have been amended by the Leahy-Smith America Invents Act, or the America Invents Act. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Furthermore, in various pending litigation and appeals in the United States Federal courts, various arguments and legal theories are being advanced to potentially limit the scope of damages a patent licensing company such as us might be entitled to. Any one of these pending cases could result in new legal doctrines that could make our existing or future patent portfolios less valuable or more costly to enforce.

Further, and in general, it is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations. That said, to date, we do not believe that any existing or proposed statutory or regulatory change has materially affected our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2014

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President (Principal Executive Officer)

/s/ Shimon Steinmetz
Shimon Steinmetz
Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of June 3, 2013, by and among Converted Organics, Inc. (now known as Finjan Holdings, Inc.) (the “Company”), COIN Merger Sub, Inc., and Finjan, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed June 3, 2013)

2.2	Asset Purchase Agreement between the Company and United Organic Products, LLC, dated January 21, 2008 (incorporated by reference to our current report Exhibit 2.02 on Form 8-K filed January 29, 2008)

2.3	Asset Purchase Agreement between the Company and Waste Recovery Industries, LLC, dated January 21, 2008 (incorporated by reference to Exhibit 2.03 to our current report on Form 8-K filed January 29, 2008)

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our registration statement on Form SB-2 filed June 21, 2006)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 9, 2008 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed March 5, 2008)

3.3	Certificate of Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on August 10, 2009 (incorporated by reference to Exhibit 3.2 to our prospects on Form S-1 filed September 15, 2009)

3.4	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 30, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 30, 2010)

3.5	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 14, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.6	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on October 21, 2011 and effective November 8, 2011 (incorporated by reference to the form of Certificate of Amendment on Annex B to our definitive proxy statement on Schedule 14A filed May 2, 2011)

3.7	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on March 2, 2012 and effective March 5, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed January 17, 2012)

3.8	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on June 11, 2012 (incorporated by reference to the form of Certificate of Amendment on Annex A to our definitive proxy statement on Schedule 14A filed April 30, 2012)

3.9	Certificate of Amendment to Certificate of Incorporation of the Company, filed with the Secretary of State of the State of Delaware on May 31, 2013 and effective June 3, 2013 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed June 3, 2013)

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated October 18, 2010 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on October 18, 2010)

Exhibit Number	Exhibit Description

3.11	Amended and Restated Bylaws, adopted June 6, 2008 (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed June 6, 2008

3.12	Amendment to the Bylaws, adopted September 10, 2010 (incorporated by reference to Exhibit 3.2 to our current report on Form 8-K filed September 13, 2010)

10.1	Sublease, dated March 10, 2014, by and between Finjan Holdings, Inc. and Investor Growth Capital, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 24, 2014)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
†	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
#	Management contract or compensatory plan or arrangement.