Form 10-Q
period 2014-06-30
FINJAN HOLDINGS, INC.
filed 2014-08-11
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-33304

FINJAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4075963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

122 East 42nd Street, Suite 1512
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

As of August 6, 2014, 22,412,953 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
FINJAN HOLDINGS, INC.
Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$20,559	$24,598
Accounts receivable, net	254	50
Inventories	80	34
Prepaid expenses and other current assets	239	150
Total current assets	21,132	24,832
Property and equipment, net	862	953
Intangible assets, net	1,192	1,333
Goodwill	306	306
Investments	1,000	500
Other non-current assets	23	23
Total Assets	$24,515	$27,947

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,030	$495
Accounts payable - related parties	13	15
Accrued expenses	957	336
Accrued income taxes	4	4
Other current liabilities	15	35
Total current liabilities	2,019	885
Deferred tax liabilities	35	39
Total Liabilities	$2,054	$924
Commitments and contingencies

Stockholders' Equity
Preferred stock - $0.0001 par value; 10,000,000 shares
authorized; no shares issued and outstanding
at June 30, 2013 and December 31, 2013	-	-
Common stock - $0.0001 par value; 1,000,000,000 shares
authorized (See Note 9); 22,402,953 and 22,368,453 shares
issued and outstanding at June 30, 2014 and December 31, 2013	2	2
Additional paid-in capital	22,237	21,546
Retained earnings	222	5,475
Total Stockholders' Equity	22,461	27,023
Total Liabilities and Stockholders' Equity	$24,515	$27,947

See accompanying Notes to these Condensed Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$636	$198	$810	$198
Cost of revenues	332	148	466	148

Gross profit	304	50	344	50

Operating Expenses:
Selling, general and administrative	3,564	1,493	6,687	2,339
Transaction costs	-	790	-	790
Total operating expenses	3,564	2,283	6,687	3,129
Loss from operations	(3,260)	(2,233)	(6,343)	(3,079)

Other Income
Gain on settlement	-	1,000	1,000	1,000
Other income	5	17	17	17
Interest income	6	31	74	111

Total other income	11	1,048	1,091	1,128

Loss before provision
for income taxes	(3,249)	(1,185)	(5,252)	(1,951)

Provision for income taxes	(2)	7	1	7

Net Loss	$(3,247)	$(1,192)	$(5,253)	$(1,958)

Net Loss Per Share:
Basic and Diluted	$(0.15)	$(0.06)	$(0.23)	$(0.09)

Weighted Average Number of
Common Shares Outstanding:
Basic and Diluted	22,378,646	21,093,384	22,373,578	20,843,379

See accompanying Notes to these Condensed Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,

	2014	2013
		(Unaudited)
Cash Flows From Operating Activities
Net loss	$(5,253)	$(1,958)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	253	37
Stock-based compensation expense	618	465
Deferred tax liability	(4)	-
Changes in operating assets and liabilities:
Accounts receivable	(204)	(112)
Inventories	(46)	(16)
Prepaid expenses and other current assets	(89)	(108)
Other assets	-	(23)
Accrued expenses	622	(521)
Accounts payable	535	(1,891)
Accounts payable - related parties	(2)	-
Other current liabilities	(20)	-
Accrued income taxes	-	(25,318)
Total Adjustments	1,663	(27,487)
Net Cash Used in Operating Activities	(3,590)	(29,445)

Cash Flows From Investing Activities
Investment in limited partnership venture capital fund	(500)	-
Cash acquired through merger with Converted Organics	-	63
Proceeds of notes receivable acquired through merger with Converted Organics	-	517
Purchases of property and equipment	(19)	(10)

Net Cash (Used in) Provided by Investing Activities	(519)	570

Cash Flows From Financing Activities
Proceeds from exercise of stock options	70	-
Repayment of loan from Former Parent	-	(33,943)
Repurchase of common stock	-	(204)
Net Cash Used in Financing Activities	70	(34,147)
Net Decrease in Cash and Cash Equivalents	(4,039)	(63,022)
Cash and Cash Equivalents - Beginning	24,598	91,545
Cash and Cash Equivalents - Ending	$20,559	$28,523

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Income Taxes	$-	$25,325

Non-cash investing and financing activities:

Purchase of Property and Equipment	$2	$-

Dividend of investments to Parent	$-	$12,784

See accompanying Notes to these Condensed Consolidated Financial Statements

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

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission, or “SEC”, for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2013 which were included in the annual report on Form 10-K filed by the Company on March 14, 2014.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results for the year ending December 31, 2014, for any other interim period or for any future period.

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

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts of Finjan Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts. As of June 30, 2014 and December 31, 2013, substantially all of the Company’s cash and cash equivalents are uninsured.

During the three months ended June 30, 2014, approximately 16% (Customer A), 20% (Customer B) and 33% (Customer C) of the revenues generated by the Company were from three customers compared to 22% (Customer D), 25% (Customer B) and 37% (Customer C) during the comparable period in 2013. During the six months ended June 30, 2014 approximately 13% (Customer A), 16% (Customer B) and 33% (Customer C) of the revenues generated by the Company were from three customers compared to 22% (Customer D), 25% (Customer B) and 37% (Customer C) during the comparable period in 2013. Accounts receivable from these customers was not material to the condensed consolidated balance sheet.

NET LOSS PER COMMON SHARE

Basic net loss per common share is based upon the weighted-average number of common shares outstanding. Diluted net loss per common share is based on the weighted-average number of common share outstanding and potentially dilutive common shares outstanding.

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options and are excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive and consist of the following:

	June 30, 2014	December 31, 2013
Options	1,497,032	1,625,476
Warrants*	—	—
Total	1,497,032	1,625,476

*Warrants are currently exercisable for less than one share of common stock, and therefore anti-dilutive, as a result of the 1-for-10 reverse stock split that the Company effected on November 8, 2011, the 1-for-500 reverse stock split that the Company effected on March 5, 2012, the 1-for-500 reverse stock split that the Company effected on June 3, 2013 and the 1-for-12 reverse stock split the Company effected on August 22, 2013. The warrants are subject to further adjustments in the future, which may have the effect of increasing or decreasing the exercise price and the number of shares issuable upon exercise of the warrants.

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

On June 19, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is expected not to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products and services are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued. See Note 9.

NOTE 2 – PRO-FORMA FINANCIAL INFORMATION

As described in Note 1, the Company completed the Merger on June 3, 2013. The following unaudited pro-forma information presents the combined results of operations for the three and six months ended June 30 2013 as if the Merger with Converted Organics, Inc. had been completed on January 1, 2013. The pro-forma financial information includes adjustments to reflect one-time charges and amortization of fair value adjustments in the appropriate pro-forma periods as though the companies were combined as of the beginning of 2013. These adjustments include:

•	An increase in amortization and depreciation expense of $75,000 and $149,000 for the three and six months period ended June 30, 2013, respectively.

•	The exclusion of transaction-related expenses of $790,000 for the three and six months ended June 30, 2013, respectively

The unaudited pro-forma results do not reflect operating efficiencies or potential cost savings which may have been implemented after the Merger.

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
	(In thousands, except per share data)
Revenue	$1,664	$2,065

Net loss	$(943)	$(3,035)

Net loss per common share, basic and diluted	$0.00	$(0.01)
Weighted average shares outstanding, basic and diluted	21,093,384	20,843,379

NOTE 3 – BALANCE SHEET COMPONENTS

INVENTORIES

The components of inventories were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Raw materials	$33	$13
Finished goods	47	21
Inventories	$80	$34

ACCRUED EXPENSES

The components of accrued expenses were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Legal	$661	$238
Compensation	193	78
Professional fees	103	20
Other Accrued expenses	$957	$336

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

On March 20, 2014, the Company received the consent of the master landlord for a sublease agreement dated March 10, 2014, pursuant to which the Company subleased office space in Menlo Park, California through November 30, 2017. From the commencement date, the Company owes an initial annual rent of $164,619, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rental rate is subject to an approximately 3.0% increase at each anniversary of the commencement date during the term.

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of June 30, 2014 (in thousands):

Year ending December 31,
2014 (remaining)	$211
2015	445
2016	457
2017	448
2018	127
$1,688

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $42,121 as of June 30, 2014. Deferred rent as of December 31, 2013 was not material.

Rent expense for the three and six months ended June 30, 2014 was $110,072 and $185,126, respectively, and  $26,960 and $32,792 in the comparable periods in 2013.

Capital Commitments

On November 21, 2013, the Company made a $5 million commitment to invest in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies. If and when the Company funds the entire amount of the investment, it will be less than a 10% limited partnership interest in which the Company will not be able to exercise control over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting. During the quarter ended June 30, 2014, the fund made a capital call of $0.5 million. As of June 30, 2014, the Company had a $4 million outstanding capital commitment to the venture capital fund.

NOTE 5 – STOCK-BASED COMPENSATION

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. For the three and six months ended June 30, 2014, and 2013 the assumptions used in the Black-Scholes option-pricing model were as follows:

	Employee Grants Three and Six	Non-Employee Grants Three and Six Months
	Months Ended	Ended June 30,
	June 30, 2013	2013	2014
Weighted-average grant date fair value	$1.44	$0.12	$1.44
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	50.6%	50.6%	53.03%
Expected term (in years)	6.0	10.0	10.0
Risk-free rate	1.0%	1.8%	2.38%
Expected dividend yield	0.0%	0.0%	0.0%
Forfeiture rate	0.0%	0.0%	0.0%

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s common stock was not publicly traded at the time of certain grants to employees in 2013, an average of the historic volatility of comparative companies was used. The dividend yield is 0% as the Company has not made any dividend payment and does not anticipate paying a dividend in the near future. An increase or decrease in the risk free rate or volatility could increase or decrease the fair value of our equity instruments.

As of June 30, 2014, the remaining number of shares available for issuance under the 2013 Global Share Option Plan and Israeli Sub-Plan was 611,360. Management does not anticipate any additional issuances under the 2013 Global Share Option Plan and Israeli Sub-Plan.

During the six months ended June 30, 2014, no options were granted, 34,500 options were exercised for cash proceeds of approximately $70,000 and 93,944 options forfeited. Approximately $0.3 million and $0.6 million of stock-based compensation expense was recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2014, respectively.  Approximately $0.5 million of stock-based compensation expense was recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months period ended June 30, 2013.  The stock-based compensation expense was related to the amortization of the value of the options granted to certain employees, consultants, and members of the Board of Directors (the "Board") after the Merger.

As of June 30, 2014, total compensation cost not yet recognized related to unvested stock options under the 2013 Global Share Option Plan and Israeli Sub-Plan was $0.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 6 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s executive chairman is a partner. The Company incurred approximately $43,000 and $81,000 in legal fees payable to the firm during the three and six months ended June 30, 2014, respectively, and approximately $40,000 and $90,000 during the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company has balances due to this firm amounting to $12,530 and $17,000 respectively.

NOTE 7 – SEGMENT REPORTING

The Company has two operating segments, namely, a web and network security technology segment and an organic fertilizer segment. The Company’s operating segments are each reportable segments because their activities are not economically similar. Presented below are the revenues and net loss for each segment for the three and six month periods ended June 30, 2014 and June 30, 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue:
Web and network security technology	$-	$-	$-	$-
Organic fertilizer	636	198	810	198
Total Revenue	$636	$198	$810	$198
Net (Loss) Income:
Web and network security technology	$(3,322)	$(757)	$(5,116)	$(1,523)
Organic fertilizer	75	(435)	(137)	(435)
Total Net Loss:	$(3,247)	$(1,192)	$(5,253)	$(1,958)
Other Income:
Web and network security technology	$5	$1,017	$1,005	$1,017
Organic fertilizer	-	-	12	-
Total Other Income	$5	$1,017	$1,017	$1,017
Interest Income:
Web and network security technology	$6	$30	$74	$110
Organic fertilizer	-	1	-	1
Total Interest Income	$6	$31	$74	$111
Depreciation and Amortization:
Web and network security technology	$4	$-	$7	$-
Organic fertilizer	112	37	246	37
Total Depreciation and Amortization:	$116	$37	$253	$37

As of June 30, 2014, total assets held by the web and network security technology segment and organic fertilizer segment were $23.6 million and $0.9 million, respectively.

NOTE 8 – CONTINGENCIES

Finjan filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is infringing U.S. Patent Nos. 6,804,780, 8,079,086, 7,975,305, 8,225,408, 7,058,822, 7,647,633 and 6,154,844.

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

Finjan appealed a District Court Decision in a prior patent case with defendants Symantec Corp., Websense, Inc., and  Sophos Inc., where there was a finding of no liability for U.S. Patent Nos. 6,092,194 and 6,480,962.  The Appeal Brief was filed on December 10, 2013, at the Court of Appeals for the Federal Circuit and the case is pending.

Finjan filed a patent infringement lawsuit against Proofpoint, Inc. and Armorize Technologies, Inc. in the United States District Court for the Northern District of California on December 16, 2013, asserting that Proofpoint, Inc. and Armorize Technologies, Inc. are infringing U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408.

Finjan filed a patent infringement lawsuit against Sophos Inc. in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos Inc. is infringing U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, 8,141,154, 8,566,580, and 8,677,494.

Finjan filed a patent infringement lawsuit against Symantec Corp. in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec Corp. is infringing U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154.

Patent litigation is inherently subject to uncertainties. As such, there can be no assurance that the Company will be successful with its oral arguments in front of the Court or in litigating and /or settling all these claims.

The Company is not currently aware of any threatened litigations, inbound cases filed against the Company, or counterclaims that could result in any material adverse impact to the financial statements as of June 30, 2014.

NOTE 9 – SUBSEQUENT EVENTS

The Company’s stockholders approved the Finjan Holdings, Inc. 2014 Incentive Compensation Plan (the "2014 Plan") at the annual meeting of stockholders held on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. Upon shareholder approval of the 2014 Plan, the Company issued a total of 244,504 Restricted Stock Units ("RSUs") and options to purchase an aggregate of 25,000 Shares of our common stock that had been previously approved by the Board and the Compensation Committee, subject to stockholder approval of the 2014 Plan, to certain non-executive employees and non-executive directors. These equity grants include 24,390 RSUs to each of Messrs. Daniel, Kellogg and Southworth, who were newly appointed to the Board and Audit Committee in April, and Mr. Benhamou, who was newly appointed as Chair of the Audit Committee in April. The equity grants also include 146,944 RSUs and 25,000 options granted to non-executive employees.  For each grant of RSUs, one-third of the RSUs are scheduled to vest on the one year anniversary of the grant date or employee start date, and an additional 8.33% of the RSUs are scheduled to vest every three calendar months thereafter.  For each grant of options, one-fourth of the options are scheduled to vest on the one-year anniversary of the employee start date, and an additional 6.25% of the options are scheduled to vest every three calendar months thereafter.

Upon shareholder approval of the Plan, the 2013 Global Share Option Plan and Israeli Sub-Plan were terminated, other than respect to the 1,489,532 shares of common stock underlying options outstanding under such plan. The Company did not recognize any compensation expenses related to the RSU or stock option grants under the 2014 Incentive Compensation Plan for the three and six months period ended June 30, 2014.

The Company’s stockholders also approved several charter amendments, including the amendment to decrease the number of authorized shares of common stock from 1,000,000,000 to 80,000,000, effective on July 10, 2014 upon the filing with the Secretary of State of the State of Delaware of the Amended and Restated Certificate of Incorporation. The Board also adopted Amended and Restated Bylaws.

Subsequent to June 30, 2014, the Company received approximately $17,000 in cash proceeds from exercising 10,000 stock options to purchase the Company's common stock.

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

The Company will continue to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Forward-looking statements speak only as of the dates specified in such filings. Except as expressly required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after any such date, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We operate two businesses, each of which constitutes a separate reportable segment. Our two reportable segments include: our web and network security technology segment, which we operate through Finjan, and our organic fertilizer segment, which we operate through Converted Organics. The results of operations of our organic fertilizer segment have been included in our assets and liabilities and our historical operations since June 3, 2013, the date Converted Organics, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Finjan. Effective June 3, 2013 and pursuant to the Merger Agreement, a wholly owned subsidiary merged with and into Finjan and Finjan became a wholly-owned subsidiary of Converted Organics, Inc. (the “Merger”).

Our web and network security technology business is our principal line of business. We are evaluating whether to continue our organic fertilizer business as currently conducted. There can be no assurance that we will continue to operate our organic fertilizer business as previously operated or at all.

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

As a core element of our continued patent licensing and enforcement business, our management team, having expertise in technology and IP monetization, alongside early company executives, monitors a number of markets and assesses and observes the adoption of our patented technology in these markets. Our management team, in conjunction with outside legal, technical, and financial experts conclude on a case-by-case basis whether or not they believe that Finjan’s patented technology is being used. Based on these observations, we continue to believe our patented technologies are relevant in specific technology areas including endpoint/cloud software, web gateway/internet infrastructure, and networking equipment markets. From that basis, we pursue unlicensed entities through licensing, assertion of claims or both.

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

Finjan’s operating expenses consist primarily of general and administrative expenses. Finjan did not have any full-time employees from 2009 until 2013, shortly after the Merger. Instead, Finjan relied on outside legal counsel, technology consultants and other professionals to conduct operations during that period, some of whom are former investors and executives of Finjan. Accordingly, Finjan’s general and administrative expenses consisted primarily of legal fees and other expenses paid to third-party consultants. As of August 6, 2014, we have approximately 11 employees, most of whom joined the Company following the Merger. We intend to hire or engage additional full-time employees and/or consultants to pursue our growth strategy, although there can be no assurance that we will be able to attract or retain qualified personnel on terms acceptable to us, if at all. Our management team and additional personnel that we may hire in the future will be primarily responsible for establishing and pursuing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing technology and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions. We nonetheless expect to continue to utilize outside legal counsel and other professionals to execute aspects of our strategy for the foreseeable future, such as trial counsel to prosecute enforcement actions, although our management will control our overall litigation strategy and our strategy for each case we litigate.

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

Recent Developments

Appointments and Re-appointments of Executive Officers

On July 10, 2014, our Board of Directors (the “Board”) appointed Daniel Chinn as Executive Chairman of the Board of Directors. In light of Mr. Chinn’s appointment as Executive Chairman, the Nominating and Corporate Governance Committee, which was previously comprised of Daniel Chinn and Michael Eisenberg, was reconstituted to consist of Michael Eisenberg and Alex Rogers, each of whom are independent under applicable NASDAQ rules.

On July 10, 2014, our President, Philip Hartstein, was re-appointed President and named Chief Executive Officer of the Company, and our Chief Financial Officer, Shimon Steinmetz was re-appointed Chief Financial Officer and named Treasurer.

2014 Annual Meeting of Stockholders

We held our 2014 annual meeting of stockholders on July 10, 2014. At the annual meeting, each of the fourteen proposals submitted to the Company’s stockholders was approved. The proposals related to the following:

Election of Directors

At our annual meeting of stockholders held on July 10, 2014, the Company’s stockholders re-elected each of our Class 1 directors, Eric Benhamou, Daniel Chinn and Michael Southworth, and each of our Class 2 directors, Alex Rogers and Glenn Daniel. Our Class 3 directors will be up for election at our 2015 annual meeting of stockholders.

Ratification of Independent Registered Public Accounting Firm

At our annual meeting of stockholders held on July 10, 2014, the Company’s stockholders ratified the appointment of Marcum LLP as our independent registered public accounting firm for fiscal year ended December 31, 2014.

2014 Incentive Compensation Plan

At our annual meeting of stockholders held on July 10, 2014, the Company’s stockholders approved the Finjan Holdings, Inc. 2014 Incentive Compensation Plan, pursuant to which 2,196,836 shares of common stock are authorized for issuance, and a total of 244,504 RSUs and 25,000 stock options are outstanding. Upon shareholder approval of the 2014 Incentive Compensation Plan, the 2013 Global Share Option Plan and Israeli Sub-Plan was terminated, other than respect to the 1,489,532 shares of common stock underlying options outstanding under such plan. A summary of the material terms of the 2014 Incentive Compensation Plan are set forth in our Definitive Proxy Statement filed on June 11, 2014.

Amended and Restated Charter

At our annual meeting of stockholders held on July 10, 2014, the Company’s stockholders approved each of the amendments to the Company’s certificate of incorporation described in proposals 4A through 4I of our Definitive Proxy Statement filed with the Securities and Exchange Commission on June 11, 2014. The charter amendments, including the amendment to decrease the number of authorized shares of common stock from 1,000,000,000 to 80,000,000, became effective on July 10, 2014 upon the filing with the Secretary of State of the State of Delaware of the Amended and Restated Certificate of Incorporation of the Company. A summary of the material charter amendments that are contained in the Amended and Restated Certificate of Incorporation are set forth in our Definitive Proxy Statement filed on June 11, 2014.

Amended and Restated Bylaws

Following the annual meeting, on July 10, 2014, the Board adopted the Amended and Restated Bylaws, effective as of July 10, 2014. The Amended and Restated Bylaws are intended primarily to conform the Company’s bylaws to the Amended and Restated Certificate of Incorporation, update the Company’s bylaws to reflect statutory and case law developments since the previous bylaws were adopted and to include provisions commonly found in the bylaws of public Delaware corporations similar to the Company. A summary of the material amendments to the provisions of the prior bylaws, including changes to shareholder advance notice requirements for certain communications with the Company, that are contained in the Amended and Restated Bylaws are set forth in our Current Report on Form 8-K/A filed on July 14, 2014.

Non-Binding Advisory Vote on Executive Compensation

At our annual meeting of stockholders held on July 10, 2014, the Company’s stockholders approved the compensation of the Company’s named executive officers.

Non-Binding Advisory Vote on Frequency of Vote on Executive Compensation

At our annual meeting of stockholders held on July 10, 2014, the Company’s stockholders voted to hold a non-binding advisory vote on executive compensation every three years.

The proposals above are described in more detail in our Definitive Proxy Statement for the annual meeting filed with the Securities and Exchange Commission on June 11, 2014. A detailed description of the voting results are also set forth in our Current Report on Form 8-K/A filed on July 14, 2014.

Patent Litigation

On April 17, 2014, the matter entitled Finjan, Inc. v. Websense, Inc. 5:13-cv-04398-JSW, was reassigned to the Honorable Beth Labson Freeman and was designated as 5:13-cv-04398-BLF (N.D. Cal).

On May 16, 2014, the Honorable Beth Labson Freeman granted the parties’ Motion and Stipulation to relate Finjan, Inc. v. Websense, Inc., 5:13-cv-04398-BLF with Finjan, Inc. v. Websense, Inc., 5:14-cv-01353-JSW, the latter of which was re-designated as 5:14-cv-01353-BLF.  On June 23, 2014, Judge Freeman consolidated the two actions; the consolidated case number is 5:13-cv-04398-BLF, (N.D. Cal.).

On June 6, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of certain Finjan patents asserted in Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133 SBA (N.D. Cal.).

On June 30, 2014, our subsidiary Finjan, Inc. filed a new action against Symantec Corp. in the United States District Court for the Northern District of California, alleging infringement of Finjan patents relating to endpoint, web, and network security technologies.  The case designation for this matter is 3:14-cv-02998-RS (N.D. Cal.).  See “Part II Other Information Item 1. Legal Proceedings.”

On July 24, 2014, the Court of Appeals for the Federal Circuit entered its Oral Argument Order for our appeal entitled Finjan, Inc. v. Symantec Corp., Websense, Inc., Sophos Inc., No. 2013-1682.  Subject to revision of the calendar by the Court, our appeal is scheduled for oral argument on September 9, 2014.

Recent Accounting Pronouncements

On June 19, 2014, FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is expected not to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products and services are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements upon adoption.

Comparability to Future Results

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of our recent or future results. In addition to the factors described below, please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 for additional factors that may affect our operating results.

Fluctuation of Income, Expenses and Cash Flows Related to Licensing and Enforcement

Our licenses and judgments may not be recurring, and are not necessarily indicative of the income or cash flows that we expect to generate in the future from our existing technology portfolio or otherwise. We expect income, expenses and cash flows related to patent enforcement to be unpredictable and to fluctuate significantly from period to period. A number of factors, many of which are beyond our control, may affect the timing and amount of our income and cash flows related to patent licensing and enforcement actions, including, but not limited to, trial dates, the strength of our claims and likelihood of achieving an acceptable license on settlement, the timing and nature of any appeals and our ability to collect on any favorable judgments. Significant fluctuations in our income and cash flows may make our business difficult to manage and adversely affect our business and operating results. We do not recognize income from our licensing and enforcement actions until we actually receive the proceeds of licensing activities or litigation (whether resolved at trial or in a settlement).

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

Public Company Expenses

As a result of the Merger, Finjan became a subsidiary of a public company on June 3, 2013 and our common stock began trading on The NASDAQ Capital Market in May 2014. Finjan’s operating results as a private company do not reflect certain increased expenses that we incur, and will continue to incur, as a public company with listed securities, including legal and accounting fees and other general and administrative expenses related to among other things, establishing and maintaining more comprehensive compliance and governance functions, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and complying with federal securities laws. We have also incurred additional costs associated with compensation of non-employee directors and costs associated with the retention of full-time executives, employees and consultants to operate our web and network security technology business and to comply with our obligations as a public company. In addition, the cost of director and officer liability insurance has increased compared to costs incurred by Finjan prior to becoming a public company. Any of the foregoing costs could continue to increase as we pursue our growth strategy. In light of these costs and the changes in our management, business and growth strategy that resulted from the Merger, the costs that we incurred prior to the Merger may not be indicative of the costs we incur as a post-Merger public company and will continue to incur in the future.

Stock-Based and Other Executive Compensation

Prior to the Merger with Converted Organics Inc. on June 3, 2013, Finjan had outstanding options to purchase an aggregate of 77 shares of Finjan common stock, all of which were awarded in May 2013. Following the Merger, our Board of Directors adopted the 2013 Global Share Option Plan and Israeli Sub-Plan, pursuant to which 1,489,532 options to purchase shares of our common stock are outstanding, at exercise prices ranging from $1.66 to $5.90. Our Board of Directors also adopted the 2014 Incentive Compensation Plan, which our shareholders approved at our 2014 annual meeting of Stockholders on July 10, 2014 pursuant to which 2,196,836 shares of common stock are authorized for issuance.  A total of 244,504 RSUs and 25,000 stock options are outstanding under the 2014 Incentive Compensation Plan.  Because shareholders approved the 2014 Incentive Compensation Plan, the 2013 Global Share Option Plan and Israeli Sub-Plan terminated effective July 10, 2014, other than with respect to the 1,489,532 options awarded thereunder, and no further grants will be made under the 2013 Global Share Option Plan and Israeli Sub-Plan. We expect that future equity-based awards will be made under the 2014 Incentive Compensation Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

In April 2013, Finjan engaged Philip Hartstein and Shimon Steinmetz as its President and Chief Financial Officer, respectively, pursuant to consulting agreements. Messrs. Hartstein and Steinmetz were appointed President and Chief Financial Officer of the Company on July 8, 2013, and additionally acquired the titles of Chief Executive Officer and Treasurer, respectively, on July 10, 2014. During the first six months of 2014, we also hired several senior management employees and we intend to hire additional employees and/or consultants in the future to expand our business. Since the Merger, we have hired a total of 11 (eleven) employees in the web and network security business. Accordingly, we will continue to incur compensation expenses in future periods that Finjan did not incur during the historical period presented in its financial statements.

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

Financing Activities Prior to the Merger

 In connection with the Merger, we redeemed, cancelled or otherwise retired all of the notes and derivative securities previously issued by Converted Organics, Inc., other than warrants that are exercisable for a de minimis number of shares of our common stock.

Results of Operations

The following table presents the results of operations for the three and six months ended June 30, 2014 and 2013, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue:
Web and network security technology	$-	$-	$-	$-
Organic fertilizer	636	198	810	198
Total Revenue	$636	$198	$810	$198
Cost of Revenues:
Web and network security technology	$-	$-	$-	$-
Organic fertilizer	332	148	466	148
Total Cost of Revenues	$332	$148	$466	$148
Gross Profit:	$304	$50	$344	$50
Operating Expense:
Web and network security technology	$3,331	$2,233	$6,189	$3,079
Organic fertilizer	233	50	498	50
Total Operating Expenses:	$3,564	$2,283	$6,687	$3,129
Loss from operations:	$(3,260)	$(2,233)	$(6,343)	$(3,079)
Other Income, Net:
Web and network security technology	$-	$1,017	$1,000	$1,017
Organic fertilizer	5	-	17	-
Total Other Income:	$5	$1,017	$1,017	$1,017
Interest Income:
Web and network security technology	$6	$31	$74	$111
Organic fertilizer	-	-	-	-
Total Interest Income:	$6	$31	$74	$111
Net loss before Provision for Income Taxes:	$(3,249)	$(1,185)	$(5,252)	$(1,951)
Income Tax Expense:	$(2)	$7	$(1)	$7
Net Loss:	$(3,247)	$(1,192)	$(5,253)	$(1,958)

During the three and six months ended June 30, 2014, total revenue increased by $0.4 million and $0.6 million or 221.2% and 309.6%, respectively, as compared to the same periods in 2013. The increase was due to the recognition of a full three months of revenue from the fertilizer business in 2014 compared to less than a month of revenue in 2013 due to the timing of the Merger.

Cost of revenues includes production and material costs incurred by the Company’s organic fertilizer business after the Merger date. During the three and six months ended June 30, 2014, cost of revenues increased by $0.2 million or 124.3%, and $0.3 million or 214.9%, respectively, compared to the same periods in 2013. The increase was due to the recognition of a full three months of costs from the fertilizer business in 2014 compared to less than a month of costs in 2013 due to the timing of the Merger.

The Company’s operating expenses consist primarily of general and administrative expenses, including stock-based compensation and consulting, accounting, legal and other professional fees. During the three and six months ended June 30, 2014, total operating expenses increased by $1.3 million and $3.6 million or 56.1% and 113.7%, respectively, compared to the same periods in 2013. The increased costs for the three months ended June 30, 2014 were primarily due to increase in legal and consultancy fees for patent enforcement activities of $1.1 million. $0.4 million increase in compensation expenses, $0.3 million in costs related to public company expenses and additional increase of $0.4 million various general and administration costs offset by a reduction of $0.8 million in transactions costs compared to the same period in 2013. The increased costs for the six months period ended June 30, 2014 were primarily due to increases in legal and consultancy fees for patent enforcement activities of $1.2 million, $1.1 million in compensation expenses due to additional employees in 2014 compared to the same period in 2013, $0.5 million in costs related to public company expenses and an additional $1.0 million in various costs related to opening a new office in California, evaluation of strategic transactions, franchise taxes and directors and officers insurance.

During the three and six months ended June 30, 2014, other income decreased by $1.0 million and $0.01 million or 100.0% and 1.2%, respectively, as compared to the same periods in 2013. The Company received the second installment payment of $1.0 million associated with a licensing agreement entered into in 2012 during the three and six months period ended 30 June 2013. No such settlement was received during the three and six months period ended June 30, 2014.

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

Interest income decreased due to the lower average cash balance on hand during the 2014 periods compared to the same periods in 2013. Income tax expense decreased during the three and six months ended June 30, 2014 by approximately $9,000 and $6,000, respectively, due to limited cumulative taxable operations of the Company in certain local jurisdictions.

Liquidity and Capital Resources

Overview

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to the litigations in process and any other litigation we pursue. We also expect to require significant capital resources to maintain our issued patents, prosecute our patent applications, and acquire new technologies as part of our growth strategy and to attract and retain qualified personnel on a full-time basis. On November 21, 2013, we made a $5 million commitment to invest in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies of which $4.0 million remains outstanding. We expect to make payments to honor this commitment if and when capital calls are made by the fund.

Our primary sources of liquidity are cash flows from operations, principally historical proceeds from licenses, settlements and judgments in connection with our patent enforcement activities. Based on current forecasts and assumptions, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Even without such difficulties, we may seek to raise additional capital to grow our business. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all.

We had approximately $20.6 million of cash and cash equivalents and $19.1 million of working capital as of June 30, 2014. The decrease in our cash and cash equivalents of approximately $4.0 million from December 31, 2013 is primarily attributable to approximately $3.6 million used in operations inclusive of $1.0 million received from a licensing agreement enter into in 2012, $0.5 million capital commitment called by the Israel-based limited partnership venture capital fund and approximately $0.1 million received from exercise of stock options by certain former employees.

Our Converted Organics subsidiary does not have funds to build additional facilities and we have no plans to raise such funds or allocate funds generated from our web and network security technology business for that purpose.

Cash Flows from Operating Activities

Finjan’s net cash used in operating activities decreased by $25.9 million to $3.5 million during the six months ended June 30, 2014, as compared to the same period in 2013. This reduction was primarily attributable to the payment of accrued income taxes during the six months ended June 30, 2013. Accrued income taxes paid during the six months ended 2014 were not material.

Cash Flows from Investing Activities

During the six months ended June 30, 2014, cash flow from investing activities decreased by $1.1 million. Cash used by investing activities was approximately $0.5 million compared $0.6 million cash flow from investing activities during the comparable period in 2013. Cash used in investing activities during the six months ended June 30, 2014 related to a $0.5 million capital commitment called by the Israel-based limited partnership venture capital fund. The principal source of cash in the six months ended June 30, 2013 was the proceeds from notes receivable and cash acquired through the Merger.

Cash Flows from Financing Activities

During the six months ended June 30, 2014, cash flows from financing activities were approximately $0.07 million attributable to exercise of stock options by certain former employees. During the comparable period in 2013, Finjan used approximately $34.1 million in financing activities. The decrease in cash used in financing activities was attributable to a loan repayment of $33.9 million made to Finjan’s former parent in February 2013 along with the repurchase of common stock for $204,000 in May 2013.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

In June 2014, FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is expected not to have a material impact on the Company’s consolidated financial position and results of operations.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products and services are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of June 30, 2014 totaled $20.6 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

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

Finjan Revenue

•
During 2013 and six months ended June 2014, management hired individuals with the necessary technical accounting expertise to ensure that complex revenue transactions are recorded in accordance with Generally Accepted Accounting Principles in the United States.

•
Management has implemented a process in which all relevant data required to establish and support the fair value components of the litigation settlements and judgments is properly reviewed, approved and maintained.

Converted Organics Cost of Revenue

•
Management developed and implemented a process during the first quarter of 2014 whereby Cost of Revenue is calculated based on standard costs and applied to each sale made during the period at the time of sale.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer and Treasurer (the principal executive and principal financial officer, respectively) evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management believes that the controls implemented during the period are sufficient. However, they have concluded that such controls have not been in place for a sufficient period of time in order to conclude that the identified material weaknesses described above have been fully remediated. Therefore, based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer and Treasurer (the principal executive and principal financial officer, respectively) have concluded that as of June 30, 2014, our disclosure controls were not effective.

Changes in Internal Control over Financial Reporting

Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133SBA, (N.D. Cal):

We filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 8,079,086, 7,975,305, 8,225,408, 7,058,822, and 7,647,633. We amended our Complaint on August 16, 2013 to add U.S. Patent No. 6,154,844 to the list of asserted patents, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat Intelligence, and the FireEye Central Management System. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. We seek entry of judgment that FireEye has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye answered our Amended Complaint on September 3, 2013, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 6, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of certain Finjan patents asserted in Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133-SBA (N.D. Cal.). Accordingly, this action is off calendar until the U.S. Patent and Trademark Office completes its administrative reexamination proceedings. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat, Inc., Case 5:13-cv-03999-BLF, (N.D. Cal.):

We filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat Systems, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,633 patents, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Blue Coat’s ProxyAV Appliances and Software, Blue Coat’s ProxySG Appliances and Software, and Blue Coat’s WebPulse Service. The principal parties in this proceeding are Finjan, Inc. and Blue Coat, Inc. We seek entry of judgment that Blue Coat has infringed, is infringing, has induced infringement of the above-listed patents, and contributorily infringes the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat answered our Complaint on November 26, 2013, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. The Court has scheduled a claim construction or “Markman” Hearing in this matter on August 22, 2014. Trial for this action is scheduled for July 20, 2015. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Websense, Inc., Case 5:13-cv-04398-BLF, (N.D. Cal.)(consolidated):

As previously stated in Part I, Recent Developments, Patent Litigation, above, the two patent infringement matters we filed against Websense, Inc. in the United States District Court for the Northern District of California on September 23, 2013 (5:13-cv-04398-BLF (N.D. Cal.), and March 24, 2014 (5:14-cv-01353-BLF (N.D. Cal.), were consolidated into one matter on June 23, 2014.  The consolidated case number is 5:13-cv-04398-BLF, (N.D. Cal.). We assert that Websense, Inc. is directly and indirectly infringing one or more claims of our U.S. Patent Nos. 7,058,822, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Websense TRITON Products, Web Security Gateway Products, Data Security Products, CSI Service, and Websense products and services using ACE or ThreatSeeker. The principal parties in this proceeding are Finjan, Inc. and Websense, Inc. We seek entry of judgment that Websense has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Websense answered our Complaints, filed on November 26, 2013 and April 21, 2014, respectively, by denying our allegations of infringement and asserting various “Defenses,” including non-infringement and invalidity of the asserted patents under 35 U.S.C. §§ 101, 102, 103, and/or 112, Prosecution Disclaimer and Prosecution History Estoppel, Estoppel and Laches. Finjan has demanded a jury trial.  Further, the Court has scheduled a claim construction or “Markman” Hearing for this matter on November 21, 2014.  Trial for this action is scheduled for October 5, 2015.  There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Proofpoint, Inc. and Armorize Technologies, Inc., Case 5:13-cv-05808-BLF, (N.D. Cal.):

We filed a patent infringement lawsuit against Proofpoint, Inc. and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court for the Northern District of California on December 16, 2013, asserting that Proofpoint, Inc. and Armorize Technologies (“Defendants”) collectively and separately are directly and indirectly infringing one or more claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Proofpoint Enterprise Protection, Proofpoint’s Malvertising Protection, Proofpoint’s Safelmpressions, Proofpoint’s Targeted Attack Protection, Proofpoint Essentials, Proofpoint Protection Server, Proofpoint Messaging Security Gateway, HackAlert Anti-Malware, Codesecure, SmartWAF, Safelmpressions, and Malvertising Protection. The principal parties in this proceeding are Finjan, Inc., Proofpoint, Inc., and Armorize Technologies, Inc. We seek entry of judgment that Proofpoint, Inc. and Armorize Technologies, Inc. have infringed and are infringing the above-listed patents, a judgment that Proofpoint, Inc. and Armorize Technologies, Inc. have induced infringement of U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, a preliminary and permanent injunction from infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. On April 27, 2014, this action was reassigned to the Honorable Beth Labson Freeman. On June 30, 2014, Proofpoint filed a Motion to Stay pending reexamination of two of eight of our asserted patents by the U.S. Patent and Trademark Office; we filed our Response to Proofpoint’s Motion to Stay on July 14, 2014; and Proofpoint filed its Reply In Support of its Motion to Stay on July 21, 2014.  The Hearing on the Motion to Stay is set for August 21, 2014.  Further, the Court has scheduled a claim construction or “Markman” Hearing for this matter on May 8, 2015.  Trial for this action is scheduled for January 11, 2016. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Sophos Inc., Case 3:14-cv-01197-WHO (N.D. Cal.):

We filed a patent infringement lawsuit against Sophos Inc. in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, and 8,141,154.  We amended our Complaint on April 8, 2014, to add U.S. Patent Nos. 8,677,494 and 8,566,580 to the list of asserted patents.  This action was reassigned to the Honorable William H. Orrick on April 10, 2014. We assert infringement against Sophos Inc. through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including by not limited to Enduser Protection Suites, Endpoint Antivirus, Endpoint Antivirus – Cloud, Sophos Cloud, Unified Threat Management, Next-Gen Firewall, Secure Web Gateway, Secure Email Gateway, Web Application Firewall, Network Storage Antivirus, Virtualization Security, SharePoint Security, Secure VPN, Secure Wi-Fi and Server Security.  The principal parties in this proceeding are Finjan, Inc. and Sophos Inc.  We seek entry of judgment that Sophos Inc. has infringed and is infringing the above-listed patents, a judgment that Sophos Inc. has induced infringement of U.S. Patent Nos. 6,804,780, 7,613,918, 7,613,926, 7,757,289, 6,154,844, and 8,667,494, a judgment that Sophos Inc. has contributorily infringed U.S. Patent No. 8,566,580, a preliminary and permanent injunction from infringing, inducing, or contributorily infringing the same patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Sophos Inc. filed its Answer to our First Amended Complaint on May 9, 2014. Both parties demanded a jury trial. Sophos Inc. filed a Motion to Transfer Venue to Delaware on May 9, 2014; we filed our Opposition to Sophos Inc.’s Motion to Transfer Venue on May 23, 2014; Sophos Inc. filed its Reply In Support of Motion to Transfer Venue on May 30, 2014.  Sophos Inc. filed its Amended Answer to the Complaint on May 30, 2014.  The Hearing on the Motion to Transfer Venue to Delaware was held on June 18, 2014, and the Delaware Court entered its Order Denying Sophos Inc.’s Motion to Transfer Venue on June 20, 2014.  Further, Judge Orrick has scheduled a claim construction or “Markman” Hearing for this matter on February 13, 2015.  The Court has not yet calendared a trial date.  There can be no assurance that we will be successful in settling or litigating these claims.

 Finjan, Inc. v. Symantec Corp., Case 3:14-cv-02998-RS (N.D. Cal.):

We filed a patent infringement lawsuit against Symantec Corp. in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec Corp. is directly and indirectly infringing certain claims of our U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154.  On July 7, 2014, this action was reassigned to the Honorable Richard Seeborg. We assert infringement against Symantec Corp. through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including by not limited to systems and methods that utilize SONAR with Insight, Disarm, Norton Safe Web, Norton Safe Search and Symantec Endpoint Protection Manager including without limitation Messaging Gateway, Message Gateway for Service Providers, Message Gateway Small Business Edition, Symantec Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, and Safe-Web Lite.  The principal parties in this proceeding are Finjan, Inc. and Symantec Corp. We seek entry of judgment that Symantec Corp. has infringed and is infringing the above-listed patents, a judgment that Symantec Corp. has induced infringement of U.S. Patent Nos. 7,756,996, 7,757,289, and 7,930,299, a judgment that Symantec Corp. has contributorily infringed U.S. Patent No. 8,015,182, a preliminary and permanent injunction from infringing, inducing, or contributorily infringing the same patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Symantec Corp. has not yet filed its Answer to our Complaint. We demanded a jury trial.  There can be no assurance that we will be successful in settling or litigating these claims.

B. Appellate Court Actions:

Finjan, Inc. v. Symantec Corp., Websense, Inc., Sophos Inc., No. 2013-1682, United States Court of Appeals for the Federal Circuit:

On December 10, 2013, we appealed to the Court of Appeals for the Federal Circuit (”Federal Circuit”) the final judgment entered by the United States District Court for the District of Delaware, Case No. 10-CV-593-GMS, in favor of defendants-appellees, Symantec Corporation, Websense, Inc., and Sophos Inc., where there was a finding of no liability for U.S. Patent Nos. 6,092,194 and 6,480,962.  The issue presented by us on appeal was whether the District Court erred in allowing to stand the jury’s verdict that the patents-in-suit are invalid, whether the District Court erred in not granting our request for a new trial. Defendants-Appellees filed their brief on February 24, 2014, and we filed our Reply Brief thereto on April 9, 2014. Subject to revision of the calendar by the Federal Circuit, oral argument has been scheduled for September 9, 2014. There can be no assurance that we will be successful with our oral arguments before the Federal Circuit.

C. Proceedings before the United States Patent & Trademark Office (USPTO)

1. Ex Parte Reexamination Proceedings:

As defined by the USPTO, an “Ex Parte Reexamination is a “proceeding in which any person may request reexamination of a U.S. Patent based on one or more prior patents or printed publications. A requester who is not the patent owner has limited participation rights in the proceedings.”

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

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):

A third party request for inter partes reexamination of all claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. We timely filed a response to non-final Office Action, as did the third party requester and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. We timely responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. The third party requester subsequently responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, we filed a notice of appeal of the rejection of Claims 1-55.  There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-55 before the USPTO.

Except for the foregoing disclosures, we are not presently aware of any other material pending legal proceedings, to which we or any of our subsidiaries are a party or of which any of its property is the subject.

Litigation, including patent litigation, is inherently subject to uncertainties. As such, there can be no assurance that the Company will be successful with its oral arguments in front of the court or in litigating and/or settling all these claims.

Item 1A. Risk Factors

No Material Changes.

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

Dated: August 7, 2014

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Shimon Steinmetz
Shimon Steinmetz
Chief Financial Officer and Treasurer (Principal Financial Officer)

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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K/A filed July 14, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K/A filed July 14, 2014)

10.1	Finjan Holdings, Inc. 2014 Incentive Compensation Plan#*

10.2	Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Restricted Stock Unit Agreement#*

10.3	Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Non-Qualified Stock Option Agreement#*
10.4	Summary of Director Compensation (incorporated by reference to our Current Report on Form 8-K filed April 8, 2014#

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.

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