Form 10-Q
period 2014-09-30
FINJAN HOLDINGS, INC.
filed 2014-11-10
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

As of November 5, 2014, 22,443,552 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FINJAN HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,390	$24,598
Accounts receivable, net	2,134	50
Inventories	138	34
Prepaid expenses and other current assets	195	150

Total current assets	22,857	24,832

Property and equipment, net	806	953
Intangible assets, net	1,132	1,333
Goodwill	306	306
Investments	1,000	500
Other non-current assets	23	23

Total Assets	$26,124	$27,947

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,733	$495
Accounts payable - related parties	13	15
Accrued expenses	908	336
Accrued income taxes	4	4
Other current liabilities	13	35

Total current liabilities	2,671	885

Deferred tax liabilities	33	39
Total Liabilities	$2,704	$924

Commitments and contingencies

Stockholders' Equity
Preferred stock - $0.0001 par value; 10,000,000 shares
authorized; no shares issued and outstanding
at September 30, 2014 and December 31, 2013	-	-
Common stock - $0.0001 par value; 80,000,000 shares
authorized; 22,443,152 and 22,368,453 shares
issued and outstanding at September 30, 2014 and December 31, 2013	2	2
Additional paid-in capital	22,641	21,546
Retained earnings	777	5,475

Total Stockholders' Equity	23,420	27,023

Total Liabilities and Stockholders' Equity	$26,124	$27,947

See Accompanying Notes to these Condensed Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$5,375	$394	$6,185	$592
Cost of revenues	1,037	324	1,503	472
Gross profit	4,338	70	4,682	120
Operating Expenses:
Selling, general and administrative	3,794	1,449	10,481	3,788
Transaction costs	-	-	-	790
Total operating expenses	3,794	1,449	10,481	4,578
Income (Loss) from operations	544	(1,379)	(5,799)	(4,458)

Other Income
Gain on settlements, net of legal costs	-	-	1,000	1,000
Interest income	8	7	82	118
Other income (expense)	(1)	(4)	16	13

Total Other Income	7	3	1,098	1,131

Income (Loss) before provision
for income taxes	551	(1,376)	(4,701)	(3,327)

Provision (benefit) for income taxes	(2)	-	(3)	7

Net Income (Loss)	$553	$(1,376)	$(4,698)	$(3,334)

Net Income (Loss) Per Share:
Basic	$0.02	$(0.06)	$(0.21)	$(0.16)
Diluted	$0.02	$(0.06)	$(0.21)	$(0.16)

Weighted Average Number of
Common Shares Outstanding:
Basic	22,421,749	22,348,201	22,389,811	21,350,498
Diluted	23,035,720	22,348,201	22,389,811	21,350,498

See Accompanying Notes to these Condensed Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(4,698)	$(3,334)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	368	149
Stock-based compensation	971	529
Deferred tax liability	(6)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,084)	95
Inventories	(104)	(1)
Prepaid expenses and other current assets	(45)	(179)
Other assets	-	(93)
Accrued expenses	572	(309)
Accounts payable	1,238	(2,338)
Accounts payable - related parties	(2)	-
Other current liabilities	(22)	-
Accrued income taxes	-	(25,325)
Total Adjustments	886	(27,472)
Net Cash Used in Operating Activities	(3,812)	(30,806)

Cash Flows From Investing Activities
Investment in limited partnership venture capital fund	(500)	-
Cash acquired through merger with Converted Organics	-	63
Proceeds of notes receivable acquired through merger with Converted Organics	-	517
Purchases of property and equipment	(20)	(20)
Net Cash (Used in) Provided By Investing Activities	(520)	560

Cash Flows From Financing Activities
Proceeds from exercise of stock options	124	-
Repayment of loan from Former Parent	-	(33,943)
Repurchase of common stock	-	(204)
Net Cash Provided By (Used in) Financing Activities	124	(34,147)
Net Decrease in Cash and Cash Equivalents	(4,208)	(64,393)
Cash and Cash Equivalents - Beginning	24,598	91,545
Cash and Cash Equivalents - Ending	$20,390	$27,152

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Income Taxes	$3	$25,325
Non-cash Investing and Financing activities:
Dividend of investments to Parent	$-	$12,784

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

On June 3, 2013, Converted Organics, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Finjan. Effective June 3, 2013 and pursuant to the Merger Agreement, a wholly owned subsidiary merged with and into Finjan and Finjan became a wholly-owned subsidiary of Converted Organics, Inc. (the “Merger”). The transaction was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with Finjan being treated as the acquiring company in the Merger for accounting purposes. Accordingly, the assets and liabilities and the historical operations that are reflected in the Finjan Holdings condensed consolidated financial statements are those of Finjan and are recorded at the historical cost basis of Finjan. The results of operations of the acquired Converted Organics business have been included in the condensed consolidated statements of operations since the date of the Merger.

Unless otherwise indicated or the context otherwise requires, references to “Finjan Holdings,” or “the Company” refer to Finjan Holdings, Inc., and its consolidated subsidiaries. Disclosures relating to the pre-merger business of Finjan Holdings, Inc., unless noted as being the business of Converted Organics prior to the Merger, pertain to the business of Finjan prior to the Merger.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2013 which were included in the annual report on Form 10-K filed by the Company on March 14, 2014.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the year ending December 31, 2014, for any other interim period or for any future period.

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

Revenue from the Company’s web and network security technology business results from grants of licenses to its patented cybersecurity technology and settlements reached from legal enforcement of the Company’s patent rights. The Compnay does not grant, at this time, technology or software end-user licenses. Revenue is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured. The fair value of licenses achieved is recognized as revenue.

The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element. Elements related to licensing agreements and royalty revenues, is recognized as revenue in the consolidated statement of operations. Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the Other Income section of the consolidated statements of operations. Elements provided in either settlement agreements or judgments include, the value of a license, legal release, and interest. When settlements or judgments are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method relative to full license fair value prior to the discount. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statements of operations when value can be allocated to the legal release. When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement, and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded as a separate line item in Other Income.

The Company’s organic fertilizer operation generates revenues from two sources, namely, product sales and tip fees. Product sales revenue comes from the sale of fertilizer products and is recognized upon delivery. Tip fee revenue is derived from waste haulers who pay the Company “tip” fees for accepting food waste generated by food distributors, such as grocery stores, produce docks and fish markets, and food processors and hospitality venues, such as hotels, restaurants, convention centers and airports. Tip fee revenue is recognized straight-line over the period the fees are earned.

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

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of September 30, 2014 and December 31, 2013, substantially all of the Company’s cash and cash equivalents are uninsured.

Revenue generated by the Company's largest customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Customer A	93%	-	81%	-
Customer B	-	25%	-	30%
Customer C	-	16%	-	10%
Customer D	-	22%	-	14%

The Company had a balance of $2 million in accounts receivable due from Customer A as of September 30, 2014. Accounts receivable from these customers as of December 31, 2013 was not material to the condensed consolidated balance sheet.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding. Basic and diluted net income (loss) per common share were computed as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$553	$(1,376)	$(4,698)	$(3,334)

Denominator:
Weighted-average common shares, basic	22,421,749	22,348,201	22,389,811	21,350,498
Weighted-average common shares, diluted*	23,035,720	22,348,201	22,389,811	21,350,498
Net income per common share:
Basic:	$0.02	$(0.06)	$(0.21)	$(0.16)
Diluted:	$0.02	$(0.06)	$(0.21)	$(0.16)

*
The diluted earnings per common share included the effect of 613,972 stock options that are potentially dilutive to earnings per share for the three months ended September 30, 2014 because the exercise price of such options was less than the average market price during the period. There were no stock options that were potentially dilutive for the three months ended September 30, 2013, and the nine months ended September 30, 2014 and 2013 because the Company was in a net loss position.

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options and consist of the following:

	September 30,	September 30,
	2014	2013
Stock options	1,481,833	1,585,476
Restricted stock units	244,504	-
Warrants*	-	-
Total	1,726,337	1,585,476

*As of September 30, 2014 and December 31, 2013, warrants were exercisable for less than one share of common stock, and therefore anti-dilutive, as a result of the 1-for-10 reverse stock split that the Company effected on November 8, 2011, the 1-for-500 reverse stock split that the Company effected on March 5, 2012, the 1-for-500 reverse stock split that the Company effected on June 3, 2013 and the 1-for-12 reverse stock split the Company effected on August 22, 2013. All outstanding warrants as of September 30, 2014 expired on October 14, 2014.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

On June 19, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products and services are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its condensed consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements  (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendment changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results.

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in this ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. The Company is currently evaluating the impact of adopting the new revenue standard on its condensed consolidated financial statements. The Company does not believe the adoption of this new standard will have a material effect on its consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

NOTE 2 – PRO-FORMA FINANCIAL INFORMATION

As described in Note 1, the Company completed the Merger on June 3, 2013. The following unaudited pro-forma information presents the combined results of operations for the nine months ended September 30, 2013 as if the Merger with Converted Organics, Inc. had been completed on January 1, 2013. The pro-forma financial information includes adjustments to reflect one-time charges and amortization of fair value adjustments in the appropriate pro-forma periods as though the companies were combined as of the beginning of 2013. These adjustments include:

•	An increase in depreciation and amortization expense of $224,000 for the nine months ended September 30, 2013.

•	The exclusion of transaction-related expenses of $790,000 for the nine months ended September 30, 2013.

•
The inclusion of stock-based compensation of $29,000 for the nine months ended September 30, 2013, primarily related to restricted stock issued to one of the directors upon closing of the Merger for services as a member of the Board of Directors of the Company.

The unaudited pro forma results do not reflect operating efficiencies or potential cost savings which may have been implemented after the Merger (in thousands, except per share data):

Nine Months Ended
September 30,
2013
Revenue	$2,459

Net loss	$(4,410)

Net loss per common share, basic and diluted	$(0.20)

NOTE 3 – BALANCE SHEET COMPONENTS

INVENTORIES

The components of inventories were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Raw materials	$37	$13
Finished goods	101	21

Inventories	$138	$34

ACCRUED EXPENSES

The components of accrued expenses were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Legal	$518	$238
Compensation	203	78
Other accrued expenses	187	20
	$908	$336

NOTE 4 – COMMITMENTS

Operating Leases

The Company leases a fertilizer production facility in California. Under the terms of the lease, the Company owes minimum annual rent of $125,202, payable in monthly installments, unless earlier terminated in accordance with the lease. The annual rental rate is subject to increase on each annual anniversary of the commencement of the immediately preceding rental year by 3% of the rent paid during the immediately preceding year. This lease expires in 2018.

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

NOTE 4 – COMMITMENTS (CONTINUED)

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of September 30, 2014 (in thousands):

Year ending December 31,
2014 (remainder)	$103
2015	445
2016	457
2017	448
2018	127
$1,580

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $44,724 as of September 30, 2014 and is included as part of accrued expenses on the condensed consolidated balance sheet. Deferred rent as of December 31, 2013 was not material.

Rent expense for the three and nine months ended September 30, 2014 was $110,733 and $295,859, respectively, and $43,299 and $76,091 in the comparable periods in 2013.

Capital Commitments

On November 21, 2013, the Company made a $5 million commitment to invest in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies. If and when the Company funds the entire amount of the investment, it will be less than a 10% limited partnership interest in which the Company will not be able to exercise control over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting. As of September 30, 2014, the Company had a $4 million outstanding capital commitment to the venture capital fund, which can be called any time until 2018.

NOTE 5 – LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On September 24, 2014, Finjan entered into a license agreement with a third-party against whom Finjan had filed a patent infringement lawsuit.  Pursuant to this agreement, the licensee and Finjan also agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement.

Under the license agreement, the licensee will pay Finjan a license fee of $8 million payable in four installments.  The first installment of $3 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2 million is payable on or before January 16, 2015, the third installment of $2 million is payable on or before January 15, 2016, and the fourth and final installment of $1 million is payable on or before January 13, 2017.  The Company recognized approximately $5.0 million of the $8.0 million license as revenues, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 1. The remaining balance of $3 million under the terms of the agreement will be recognized when payment is due. Each party also agreed to bear its own legal fees and costs. The Company recognized $0.8 million of legal fees related to this settlement as cost of revenue.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

On July 10, 2014 the Company’s Stockholders approved an amendment to the Company’s charter to decrease the number of authorized Shares of common stock from 1,000,000,000 to 80,000,000.

Stock-based Compensation

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. For the three and nine months ended September 30, 2014, and 2013, the assumptions used in the Black-Scholes option-pricing model were as follows:

	Employee Grants Three and Nine Months Ended September 30,		Non-Employee Grants Three and Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average grant date fair value	$1.46	$1.44	$1.44	$1.44
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	49.2%	50.6%	58.1%	50.6%
Expected term (in years)	6.0	6.0	8.6	10.0
Risk-free rate	1.0%	1.0%	2.4%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	8.0%	0.0%	0.0%	0.0%

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

On July 10, 2014, the Company’s stockholders approved the Finjan Holdings, Inc. 2014 Incentive Compensation Plan (the "2014 Plan") at the annual meeting of stockholders, pursuant to which 2,196,836 shares of common stock are authorized for issuance. Upon shareholder approval of the 2014 Plan, the Company issued a total of 244,504 Restricted Stock Units ("RSUs") and options to purchase an aggregate of 25,000 shares of our common stock that had been previously approved by the Board and the Compensation Committee, subject to stockholder approval of the 2014 Plan, to certain non-executive employees and non-executive directors. For each grant of RSUs, one-third of the RSUs are scheduled to vest on the one-year anniversary of the grant date or employee start date, and an additional 8.33% of the RSUs are scheduled to vest every three calendar months thereafter.  For each grant of options, one-fourth of the options are scheduled to vest on the one-year anniversary of the employee start date, and an additional 6.25% of the options are scheduled to vest every three calendar months thereafter.

Upon shareholder approval of the 2014 Plan, the 2013 Global Share Option Plan and Israeli Sub-Plan (the “2013 Plan”) was terminated, other than respect to options outstanding under such plan. 1,456,833 options remain outstanding as of September 30, 2014 under the 2013 Plan.

During the nine months ended September 30, 2014, 74,699 options were exercised for cash proceeds of approximately $124,000, and 93,944 options were forfeited. Approximately $0.4 million and $1.0 million of stock-based compensation expense was recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.  Approximately $0.1 million and $0.5 million of stock-based compensation expense was recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and nine months period ended September 30, 2013, respectively.

The aggregate intrinsic value of RSU and stock options outstanding and exerciseable as of September 30, 2014 and December 31, 2013 was $1.7 million and $2.7 million respectively.

As of September 30, 2014, total compensation cost not yet recognized related to unvested stock options under the 2013 Plan; and the 2014 Plan was $0.7 million and $1.5 million, respectively, which is expected to be recognized over a weighted-average period of 1.4 years and 2.4 years respectively.

NOTE 7 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s executive chairman is a partner. The Company incurred approximately $38,000 and $119,000 in legal fees payable to the firm during the three and nine months ended September 30, 2014, respectively, and approximately $40,000 and $130,000 during the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company has balances due to this firm amounting to $12,520 and $17,000, respectively.

NOTE 8 – SEGMENT REPORTING

The Company has two operating segments, namely, a web and network security technology segment and an organic fertilizer segment. The Company’s operating segments are each reportable segments because their activities are not economically similar. Presented below are the revenues and net loss for each segment for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue:
Web and network security technology	$4,998	$-	$4,998	$-
Organic fertilizer	377	394	1,187	592
Total Revenue	$5,375	$394	$6,185	$592
Net Income (Loss):
Web and network security technology	$673	$(1,243)	$(4,441)	$(3,236)
Organic fertilizer	(120)	(133)	(257)	(98)
Total Net Income (Loss):	$553	$(1,376)	$(4,698)	$(3,334)
Other Income:
Web and network security technology	$-	$(4)	$1,005	$1,013
Organic fertilizer	(1)	-	11	-
Total Other Income	$(1)	$(4)	$1,016	$1,013
Interest Income:
Web and network security technology	$8	$7	$82	$119
Organic fertilizer	-	-	-	(1)
Total Interest Income	$8	$7	$82	$118
Depreciation and Amortization:
Web and network security technology	$4	$-	$11	$-
Organic fertilizer	111	71	357	149
Total Depreciation and Amortization:	$115	$71	$368	$149

As of September 30, 2014, total assets held by the web and network security technology segment and organic fertilizer segment were $25.3 million and $0.8 million, respectively.

NOTE 9 – CONTINGENCIES

Finjan filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, as amended on August 16, 2013.  Finjan is asserting that FireEye, Inc. is infringing U.S. Patent Nos. 6,154,844, 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408.

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013.  Finjan is asserting that Blue Coat Systems, Inc. is infringing U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,633.

Finjan filed a patent infringement lawsuit against Proofpoint, Inc. and Armorize Technologies, Inc. in the United States District Court for the Northern District of California on December 16, 2013.  Finjan is asserting that Proofpoint, Inc. and Armorize Technologies, Inc. are infringing U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408.

Finjan filed a patent infringement lawsuit against Sophos Inc. in the United States District Court for the Northern District of California on March 14, 2014, as amended on April 8, 2014.  Finjan is asserting that Sophos Inc. is infringing U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, 8,141,154, 8,566,580, and 8,677,494.

Finjan filed a patent infringement lawsuit against Symantec Corp. in the United States District Court for the Northern District of California on June 30, 2014, as amended on September 11, 2014.  Finjan is asserting that Symantec Corp. is infringing U.S. Patent Nos. 6,154,844, 7,613,926, 7,756,996, 7,757,289, 7,930,299, 8,015,182, 8,141,154, and 8,677,494.

Patent litigation is inherently subject to uncertainties. As such, there can be no assurance that the Company will be successful with its oral arguments in front of the court or in litigating and /or settling all these claims.

The Company is not currently aware of any threatened litigation, inbound cases filed against the Company, or counterclaims that could result in any material adverse impact to the condensed consolidated financial statements as of September 30, 2014.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2014, following discussions among the Board of Directors and management regarding various alternatives with respect to our organic fertilizer business, management recommended to the Board of Directors that the Company sell the organic fertilizer business in order to better focus on the Company’s principal line of business, web and network security. On October 6, 2014, the Board of Directors adopted a resolution authorizing management to pursue the sale of Converted Organics. The Company is pursuing the sale of our fertilizer business and Converted Organics will be held for sale until a sale is finalized.

On October 27, 2014 the Board of Directors approved a grant of 130,000 RSUs to an employee of the Company valued at approximately $0.3 million in the aggregate on the grant date under the 2014 Incentive Compensation Plan. The RSU’s vest over a three year period, with one-third of the RSUs vesting on the one year anniversary of the grant date, and the remaining vesting at the rate of 8.33% every three calendar months thereafter.

On October 30, 2014, the Company entered into an Amended and Restated Employment Agreement (the "Agreement") with Shimon Steinmetz (the "Executive"), the Company's Chief Financial Officer and Treasurer. The Agreement provides that Mr. Steinmetz will continue as the Company's Chief Financial Officer and Treasurer through an initial term ending on November 30, 2014 (the "Initial Term"), subject to extension on a monthly or other basis as mutually agreed between the Company and the Executive, unless earlier terminated. The Agreement provides for a base salary of $200,000, an annual target bonus of $50,000 and eligibility for participation in the Company's equity incentive plans and benefits programs. The Company may terminate the Executive at any time, and if such termination is without cause or results from the failure by the Company and the Executive to renew the Executive's employment beyond the Initial Term, the Executive will be entitled to a two-month transition period ending on January 31, 2015. Following such transition period, the Executive will be entitled, in addition to any accrued obligations (including base salary and the 2014 annual target bonus), to a severance payment that includes, among other things, six months of base salary, 50% of the 2015 annual target bonus, accelerated vesting of up to 57,911 options to purchase shares of common stock, which options will remain exercisable until June 30, 2016, and payment of certain expenses.

Subsequent to September 30, 2014, the Company received approximately $700 in cash proceeds from the exercise of 400 options to purchase the Company’s stock.

On November 4, Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. in the United States District Court for Northern District of California. Finjan is asserting that Palo Alto Networks, Inc. is infringing upon several of Finjan’s patents.

Management has evaluated subsequent events or transactions occuring through the date on which the financial statements were issued.

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

The Company will continue to file annual, quarterly and current reports, proxy statements and other information with the SEC. Forward-looking statements speak only as of the dates specified in such filings. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after any such date, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We operate two businesses, each of which constitutes a separate reportable segment. Our two reportable segments are: our web and network security technology segment, which we operate through Finjan, and our organic fertilizer segment, which we operate through Converted Organics. The results of operations of our organic fertilizer segment have been included in our assets and liabilities and our historical operations since June 3, 2013, the date Converted Organics, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Finjan. Effective June 3, 2013 and pursuant to the Merger Agreement, a wholly owned subsidiary merged with and into Finjan and Finjan became a wholly-owned subsidiary of Converted Organics, Inc. (the “Merger”).

Our principal line of business is web and network security technology business. On October 6, 2014, the Board of Directors adopted a resolution authorizing management to pursue the sale of Converted Organics. Management is in the process of negotiating the sale and Converted Organics will be held for sale until the sale is finalized.

Web and Network Security Technology Segment

We operate our web and network security technology business through Finjan. Through Finjan, we own a portfolio of patents related to software that proactively detects malicious code and thereby protects end users from identity and data theft, spyware, malware, phishing, trojans and other online threats. Founded in 1997, Finjan developed and patented cybersecurity technology that is capable of detecting previously unknown and emerging threats on a real-time, behavior-based basis, in contrast to signature-based methods of intercepting only known threats to computers, which were standard in the online security industry during the 1990s. As the network, web and endpoint security industries have transitioned to behavior-based detection of malicious code, we believe that our technology is widely used by third parties. We intend to maximize the economic benefits of our technology through further licensing and to broaden our technology and patent holdings through acquisitions and strategic partnerships. We do not grant, at this time, technology or software end-user licenses.

As a core element of our continued patent licensing and enforcement business, our management team, having expertise in technology and IP monetization, alongside early company executives, monitors a number of markets and assesses and observes the adoption of our patented technology in these markets. Our management team, in conjunction with outside legal, technical, and financial experts determine on a case-by-case basis whether or not they believe that Finjan’s patented technology is being used. Based on these observations, we continue to believe our patented technologies are relevant in specific technology areas including endpoint/cloud software, web gateway/internet infrastructure, and networking equipment markets. From that basis, we pursue unlicensed entities through licensing, assertion of claims or both.

Since the sale of its hardware and software operations in 2008, Finjan’s primary source of income and related cash flows has been the enforcement of its patent rights against unauthorized use and, to a lesser extent, income derived from intellectual property licenses granted to third parties for the use of patented technologies that are owned by Finjan.

Finjan’s operating expenses consist primarily of general and administrative expenses. Finjan did not have any full-time employees from 2009 until 2013, shortly after the Merger. Instead, Finjan relied on outside legal counsel, technology consultants and other professionals to conduct operations during that period, some of whom are former investors and executives of Finjan. Accordingly, Finjan’s general and administrative expenses consisted primarily of legal fees and other expenses paid to third-party consultants. As of November 5, 2014, we have approximately 18 employees, most of whom joined the Company following the Merger. We intend to hire or engage additional full-time employees and/or consultants to pursue our growth strategy, although there can be no assurance that we will be able to attract or retain qualified personnel on terms acceptable to us, if at all. Our management team and additional personnel that we may hire in the future will be primarily responsible for establishing and pursuing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing technology and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions. We nonetheless expect to continue to utilize outside legal counsel and other professionals to execute aspects of our strategy for the foreseeable future, such as trial counsel to prosecute enforcement actions, although our management will control our overall litigation strategy and our strategy for each case we litigate.

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

The Company has been evaluating whether to continue the organic fertilizer business as currently conducted. Subsequent to September 30, 2014, following discussions among the Board of Directors and management regarding various alternatives with respect to our organic fertilizer business, management recommended to the Board of Directors that the Company sell the organic fertilizer business in order to better focus on the Company’s principal line of business, web and network security. On October 6, 2014, the Board of Directors adopted a resolution authorizing the management to pursue the sale of Converted Organics. We are pursuing the sale of our fertilizer business and Converted Organics will be held for sale until a sale is finalized.

Recent Developments

Patent Litigations

On September 24, 2014, Finjan entered into a license agreement with Websense, resolving all outstanding legal disputes, including the matter entitled Finjan, Inc. v. Websense, Inc. 5:13-cv-04398-BLF (N.D. Cal). See “Part II – Other Information, Item 1. Legal Proceedings.”

On November 4, Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. in the United States District Court for Northern District of California. Finjan is asserting that Palo Alto Networks, Inc. is infringing upon several of Finjan’s patents.

Converted Organics

Subsequent to September 30, 2014, following discussions among the Board of Directors and management regarding various alternatives with respect to our organic fertilizer business, management recommended to the Board of Directors that the Company sell the organic fertilizer business in order to better focus on the Company’s principal line of business, web and network security. On October 6, 2014, the Board of Directors adopted a resolution authorizing management to pursue the sale of Converted Organics. The Company is pursuing the sale of our fertilizer business and Converted Organics will be held for sale until a sale is finalized.

Employment Agreement

On October 30, 2014, the Company entered into an Amended and Restated Employment Agreement with Shimon Steinmetz, the Company's Chief Financial Officer and Treasurer. See Note 10 to financial statements for additional information.

Recent Accounting Pronouncements

On June 19, 2014, FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is expected not to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products and services are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its condensed consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements  (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendment changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. This ASU is effective in the first quarter of 2015 and the Company is currently evaluating the impact of adopting the new revenue standard on its condensed consolidated financial statements.

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

Fluctuations of Income, Expenses and Cash Flows Related to Licensing and Enforcement

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

Our expenses, principally with respect to litigation costs, may also vary significantly from period to period depending upon a number of factors, including, but not limited to, whether fees of outside legal counsel are paid on an hourly, contingent or other basis, the timing of depositions, discovery and other elements of litigation, costs of expert witnesses and other consultants, and other costs incurred in support of enforcement actions.

As a result of the factors described above and other known and unknown risks affecting our business, our historical operating performance may not be indicative of our future results.

Public Company Expenses

As a result of the Merger, Finjan became a public company on June 3, 2013, and our common stock began trading on The NASDAQ Capital Market in May 2014. Finjan’s operating results as a private company do not reflect certain increased expenses that we incur, and will continue to incur, as a public company with listed securities, including legal and accounting fees and other general and administrative expenses related to, among other things, establishing and maintaining more comprehensive compliance and governance functions, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and complying with federal securities laws. We have also incurred additional costs associated with compensation of non-employee directors and costs associated with the retention of full-time executives, employees and consultants to operate our web and network security technology business and to comply with our obligations as a public company. In addition, the cost of director and officer liability insurance has increased compared to costs incurred by Finjan prior to becoming a public company. Any of the foregoing costs could continue to increase as we pursue our growth strategy. In light of these costs and the changes in our management, business and growth strategy that resulted from the Merger, the costs that we incurred prior to the Merger may not be indicative of the costs we incur as a post-Merger public company and will continue to incur in the future.

Stock-Based and Other Executive Compensation

Prior to the Merger with Converted Organics Inc. on June 3, 2013, Finjan had outstanding options to purchase an aggregate of 77 shares of Finjan common stock, all of which were awarded in May 2013. Following the Merger, stockholders approved the 2013 Plan, pursuant to which 1,456,833 options to purchase shares of our common stock are outstanding as of September 30, 2014, at exercise prices ranging from $1.66 to $5.90. Our Board of Directors also adopted the 2014 Plan, which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance.  A total of 244,504 RSUs and 25,000 stock options are outstanding under the 2014  Plan.  Upon shareholder approval of the 2014 Plan, the 2013 Plan terminated effective July 10, 2014, other than with respect to the 1,456,833 options that are outstanding as of September 30, 2014, and no further grants will be made under the 2013 Plan. We expect that future equity-based awards will be made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

In April 2013, Finjan engaged Philip Hartstein and Shimon Steinmetz as its President and Chief Financial Officer, respectively, pursuant to consulting agreements. Messrs. Hartstein and Steinmetz were appointed President and Chief Financial Officer of the Company on July 8, 2013, and additionally acquired the titles of Chief Executive Officer and Treasurer, respectively, on July 10, 2014. During the first nine months of 2014, we also hired several senior management employees and we intend to hire additional employees and/or consultants in the future to expand our business. Since the Merger, we have hired a total of 12 employees in the web and network security business. Accordingly, we will continue to incur compensation expenses in future periods that Finjan did not incur during the historical period presented in its financial statements.

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

Financing Activities Prior to the Merger

    In connection with the Merger, we redeemed, cancelled or otherwise retired all of the notes and derivative securities previously issued by Converted Organics, Inc., other than warrants that were exercisable for a de minimis number of shares of our common stock, and which, on October 14, 2014, expired.

Results of Operations

The following table presents the results of operations for the three and nine months ended September 30, 2014 and 2013, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue:
Web and network security technology	$4,998	$-	$4,998	$-
Organic fertilizer	377	394	1,187	592
Total Revenue	$5,375	$394	$6,185	$592
Cost of Revenues:
Web and network security technology	$800	$-	$800	$-
Organic fertilizer	237	324	703	472
Total Cost of Revenues	$1,037	$324	$1,503	$472
Gross Profit:	$4,338	$70	$4,682	$120
Operating Expense:
Web and network security technology	$3,534	$1,399	$9,723	$4,525
Organic fertilizer	260	50	758	53
Total Operating Expenses:	$3,794	$1,449	$10,481	$4,578
Loss from operations:	$544	$(1,379)	$(5,799)	$(4,458)
Other Income, Net:
Web and network security technology	$-	$(4)	$1,000	$1,013
Organic fertilizer	(1)	-	16	-
Total Other Income:	$(1)	$(4)	$1,016	$1,013
Interest Income:
Web and network security technology	$8	$7	$82	$118
Organic fertilizer	-	-	-	-
Total Interest Income:	$8	$7	$82	$118
Net loss before Provision for Income Taxes:	$551	$(1,376)	$(4,701)	$(3,327)
Income Tax Expense:	$(2)	$-	$(3)	$7
Net Loss:	$553	$(1,376)	$(4,698)	$(3,334)

During the three and nine months ended September 30, 2014, total Revenue increased by approximately $5.0 million and $5.6 million or 1264% and 945%, respectively, as compared to the same periods in 2013. The increase was due to the recognition as Revenue of the first installment of $3.0 million and second installment of $2.0 million receivable within 12 months as part of recently signed license agreement.

During the three and nine months ended September 30, 2014, Cost of Revenues increased by $0.8 million and $1.0 million, or 220.1%, and 218.4%, respectively, as compared to the same periods in 2013. The increase was due to a $0.8 million legal fees payable upon execution of the recently signed license agreement. Also, for the nine months ended September 30, 2014, the Company recognized a full nine months of costs from the fertilizer business compared to less than four months of costs recognized in the same period in 2013, due to the timing of the Merger.

The Company’s Operating Expenses consist primarily of general and administrative expenses, including stock-based compensation and consulting, accounting, legal and other professional fees. During the three and nine months ended September 30, 2014, Total Operating Expenses increased by $2.3 million and $5.9 million, or 161.1% and 128.7%, respectively, as compared to the same periods in 2013. The increased costs for the three months ended September 30, 2014 were primarily due to a $1.3 million increase in legal and consultancy fees for patent enforcement activities, $0.7 million increase in compensation expenses and a $0.3 million increase in various general and administration costs, compared to the same period in 2013. The increased costs for the nine months ended September 30, 2014 were primarily due to a $2.7 million increase in legal and consultancy fees for patent enforcement activities, a $1.7 million increase in compensation expenses due to additional employees and restricted stock and stock option awards, a $1.0 million increase in costs related to corporate legal fees, public company expenses and investor relation costs, and an additional $0.5 million in various costs related to opening a new office in California, evaluation of strategic transactions, franchise taxes, and directors and officers insurance.

During the three months ended September 30, 2014 and 2013, the Company did not have Other Income. Other Income remained consistent during the nine months ended September 30, 2014, at $1.0 million as compared to the same periods in 2013. The Company received the third and last installment payment of $1.0 million associated with a licensing agreement entered into in 2012 during the nine months ended September 30, 2014. The second installment payment of the settlement was received during the nine months ended September 30, 2013.

During the three months ended September 30, 2014, Interest Income remained consistent with the same period in 2013. During the nine months ended September 30, 2014, Interest Income reduced approximately $40,000 or 31% due to the lower average cash balance on hand compared to the same period in 2013. Income Tax Expense increased during the three and nine months ended September 30, 2014, by approximately $2,000 and $10,000, respectively, due to limited cumulative taxable operations of the Company in certain local jurisdictions.

Liquidity and Capital Resources

Overview

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to the litigations in process and any other litigation we pursue. We also expect to require significant capital resources to maintain our issued patents, prosecute our patent applications, and acquire new technologies as part of our growth strategy, and to attract and retain qualified personnel on a full-time basis. In addition, on November 21, 2013, we made a $5 million commitment to invest in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies of which $4.0 million remains outstanding. The fund can make a call on our remaining $4.0 million commitment at any time until 2018.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

The Company leases a production facility in Gonzales, California, corporate headquarters in New York and an office in Menlo Park, California. Under the terms of the leases, the Company owes minimum lease obligations of $1.6 million over the life of the leases. The company expects to pay $0.4 million in lease payments over the next 12 months.

Our primary sources of liquidity are cash flows from operations, principally historical and future proceeds from licenses, settlements and judgments in connection with our patent enforcement and licensing activities. On September 24, 2014, Finjan entered into a licensing agreement that provides for installment payments through January 13, 2017.  The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

As of September 30, 2014, we had approximately $20.4 million of cash and cash equivalents and $20.2 million of working capital. The decrease in our cash and cash equivalents of approximately $4.2 million from December 31, 2013 is primarily attributable to approximately $3.8 million used in operations, net of $4.0 million received from licensing agreements entered into in 2012 and the third quarter of 2014, a $0.5 million capital commitment called by the Israel-based limited partnership venture capital fund and approximately $0.1 million received from exercises of stock options by certain former employees.

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

Our Converted Organics subsidiary does not have funds to build additional facilities and we have no plans to raise such funds or allocate funds generated from our web and network security technology business for that purpose. Furthermore, we are pursuing a plan to sell the fertilizer business and Converted Organics is held for sale until the sale process is finalized. There can be no assurance that we will be able to sell the organic fertilizer business on acceptable terms or at all.

Cash Flows from Operating Activities

Finjan’s net cash used in operating activities decreased by $27.0 million to $3.8 million during the nine months ended September 30, 2014, as compared to the same period in 2013. This reduction was primarily attributable to the payment of accrued income taxes of $25.3 million during the nine months ended September 30, 2013. Accrued income taxes paid during the nine months ended September 30, 2014 were not material.

Cash Flows from Investing Activities

During the nine months ended September 30, 2014, cash flow from investing activities decreased by $1.1 million. Cash used by investing activities was approximately $0.5 million compared $0.6 million cash flow from investing activities during the comparable period in 2013. Cash used in investing activities during the nine months ended September 30, 2014, related to a $0.5 million capital commitment called by the Israel-based limited partnership venture capital fund. The principal source of cash in the nine months ended September 30, 2013, was the proceeds from notes receivable and cash acquired through the Merger.

Cash Flows from Financing Activities

During the nine months ended September 30, 2014, cash flows from financing activities were approximately $0.1 million attributable to exercise of stock options by certain former employees. During the comparable period in 2013, Finjan used approximately $34.1 million in financing activities. The decrease in cash used in financing activities was attributable to a loan repayment of $33.9 million made to Finjan’s former parent in February 2013, along with the repurchase of common stock for $204,000 in May 2013.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

See Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of September 30, 2014, totaled $20.4 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Finjan Revenue

•
During the nine months ended September 30, 2014, management hired individuals with the necessary technical accounting expertise to ensure that complex revenue transactions are recorded in accordance with Generally Accepted Accounting Principles in the United States.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer and Treasurer (the principal executive and principal financial officer, respectively) evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management believes that the controls implemented during the period are sufficient. However, they have concluded that such controls have not been in place for a sufficient period of time in order to conclude that the identified material weaknesses described above have been fully remediated. Therefore, based on this evaluation, the President and Chief Executive Officer and the Chief Financial Officer and Treasurer (the principal executive and principal financial officer, respectively) have concluded that as of September 30, 2014, our disclosure controls were not effective.

Changes in Internal Control over Financial Reporting

Except as has been described above, there has been no material change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133SBA, (N.D. Cal):

We filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. We amended our Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. We seek entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered our Amended Complaint on September 3, 2013, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 6, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of certain Finjan patents asserted in Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133-SBA (N.D. Cal.). Accordingly, this action is off calendar until the U.S. Patent and Trademark Office completes its administrative reexamination proceedings. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:13-cv-03999-BLF, (N.D. Cal.):

We filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat Systems, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,633 patents, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Blue Coat’s ProxyAV Appliances and Software, Blue Coat’s ProxySG Appliances and Software, and Blue Coat’s WebPulse Service. The principal parties in this proceeding are Finjan, Inc. and Blue Coat, Inc. We seek entry of judgment that Blue Coat has infringed, is infringing, has induced infringement of the above-listed patents, and contributory infringes the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat answered our Complaint on November 26, 2013, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. The Court held a claim construction, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844; 7,058,822; 7,418,731; 7,647,633” on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118. We believe the Court’s interpretation of ten disputed claim terms in the ‘844, ‘822, ‘731, and ‘633 patents coincides with our infringement theories against Blue Coat, allowing us to move forward without dropping any of our asserted patents, theories, or any of the accused products, thereby reinforcing our damages case against Blue Coat. Trial for this action is scheduled for July 20, 2015. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Websense, Inc., Case 5:13-cv-04398-BLF, (N.D. Cal.)(consolidated):

We filed a patent infringement lawsuit against Websense, Inc. in the United States District Court for the Northern District of California on September 23, 2013, asserting that Websense, Inc. is infringing U.S. Patent Nos. 7,058,822, 7,647,633, 8,141,154, and 8,225,408. We filed a separate suit against Websense, Inc. in the United States District Court for the Northern District of California on March 24, 2014, asserting that Websense, Inc. is infringing U.S. Patent No. 8,677,494.  The two patent infringement matters we filed against Websense, Inc. in the United States District Court for the Northern District of California on September 23, 2013 (5:13-cv-04398-BLF (N.D. Cal.), and March 24, 2014 (5:14-cv-01353-BLF (N.D. Cal.), were consolidated into one matter on June 23, 2014.  The consolidated case number was 5:13-cv-04398-BLF, (N.D. Cal.). We asserted that Websense, Inc. was directly and indirectly infringing one or more claims of our U.S. Patent Nos. 7,058,822, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Websense TRITON Products, Web Security Gateway Products, Data Security Products, CSI Service, and Websense products and services using ACE or ThreatSeeker. The principal parties in this proceeding were Finjan, Inc. and Websense, Inc. We sought entry of judgment that Websense had infringed, was infringing, and had induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of, the above-listed patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Websense answered our Complaints, filed on November 26, 2013 and April 21, 2014, respectively, by denying our allegations of infringement and asserting various defenses, including non-infringement and invalidity of the asserted patents under 35 U.S.C. §§ 101, 102, 103, and/or 112, prosecution disclaimer and prosecution history estoppel, estoppel and Llaches. Finjan had demanded a jury trial.  Further, the Court had scheduled a Markman Hearing for this matter on November 21, 2014, and trial for this action was scheduled for October 5, 2015.

On September 24, 2014, Finjan entered into a Confidential Patent License, Settlement and Release Agreement with Websense, Inc. resolving all outstanding legal disputes, including the matter entitled Finjan, Inc. v. Websense, Inc. 5:13-cv-04398-BLF (N.D. Cal).

Finjan, Inc. v. Proofpoint, and Armorize Technologies, Inc., Case 5:13-cv-05808-BLF (N.D. Cal.):

We filed a patent infringement lawsuit against Proofpoint, Inc. and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court for the Northern District of California on December 16, 2013, asserting that defendants Proofpoint, Inc. and Armorize Technologies collectively and separately are directly and indirectly infringing one or more claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Proofpoint Enterprise Protection, Proofpoint’s Malvertising Protection, Proofpoint’s Safelmpressions, Proofpoint’s Targeted Attack Protection, Proofpoint Essentials, Proofpoint Protection Server, Proofpoint Messaging Security Gateway, HackAlert Anti-Malware, Codesecure, SmartWAF, Safelmpressions, and Malvertising Protection. The principal parties in this proceeding are Finjan, Inc., Proofpoint, Inc., and Armorize Technologies, Inc. We seek entry of judgment that Proofpoint, Inc. and Armorize Technologies, Inc. have infringed and are infringing the above-listed patents, a judgment that Proofpoint, Inc. and Armorize Technologies, Inc. have induced infringement of U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, a preliminary and permanent injunction from infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. On April 27, 2014, this action was reassigned to the Honorable Beth Labson Freeman. On June 30, 2014, Proofpoint filed a Motion to Stay pending reexamination of two of eight of our asserted patents by the U.S. Patent and Trademark Office; we filed our Response to Proofpoint’s Motion to Stay on July 14, 2014; and Proofpoint filed its Reply In Support of its Motion to Stay on July 21, 2014.  The Motion to Stay was heard on August 21, 2014, and the Court entered an Order denying Proofpoint’s Motion on September 3, 2014.  Further, the Court has scheduled a Markman Hearing for this matter on May 8, 2015.  Trial for this action is scheduled for January 11, 2016. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Sophos Inc., Case 3:14-cv-01197-WHO (N.D. Cal.):

We filed a patent infringement lawsuit against Sophos Inc. in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, and 8,141,154.  We amended our Complaint on April 8, 2014, to add U.S. Patent Nos. 8,677,494 and 8,566,580 to the list of asserted patents.  This action was reassigned to the Honorable William H. Orrick on April 10, 2014. We assert infringement against Sophos Inc. through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Enduser Protection Suites, Endpoint Antivirus, Endpoint Antivirus – Cloud, Sophos Cloud, Unified Threat Management, Next-Gen Firewall, Secure Web Gateway, Secure Email Gateway, Web Application Firewall, Network Storage Antivirus, Virtualization Security, SharePoint Security, Secure VPN, Secure Wi-Fi and Server Security.  The principal parties in this proceeding are Finjan, Inc. and Sophos Inc.  We seek entry of judgment that Sophos Inc. has infringed and is infringing the above-listed patents, a judgment that Sophos Inc. has induced infringement of U.S. Patent Nos. 6,804,780, 7,613,918, 7,613,926, 7,757,289, 6,154,844, and 8,667,494, a judgment that Sophos Inc. has contributorily infringed U.S. Patent No. 8,566,580, a preliminary and permanent injunction from infringing, inducing, or contributorily infringing the same patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Sophos Inc. filed its Answer to our First Amended Complaint on May 9, 2014. Both parties demanded a jury trial. Sophos Inc. filed its Amended Answer to the Complaint on May 30, 2014. Mediation pursuant to the Court's ADR Program is scheduled for November 20, 2014. Further, Judge Orrick has scheduled a Technology Tutorial in this matter for February 9, 2015, and a claim construction or Markman Hearing on February 13, 2015.  The Court has not yet calendared a trial date.  There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Symantec Corporation., Case 3:14-cv-02998-RS (N.D. Cal.):

We filed a patent infringement lawsuit against Symantec Corporation in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec Corp. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Symantec Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, Safe-Web Lite, Managed Security Services-Advance Threat Protection, Advanced Threat Protection Solution, Symantec Protection Engine for Cloud Services, Symantec Protection Engine for Network Attached Storage, Symantec Mail Security for Domino, Symantec Mail Security for Microsoft Exchange, Symantec Scan Engine for Windows, Web Security.cloud, Messaging Gateway, Messaging Gateway for Service Providers, Messaging Gateway Small Business Edition, Email Security.cloud, AntiVirus/Filtering for Domino, AntiVirus for Linux, Mail Security for SMTP, Scan Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Linux/Solaris, Protection Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Windows, Web Gateway and Norton Security. We amended our Complaint on September 11, 2014 to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and Symantec Corp. We seek entry of judgment that Symantec has infringed, is infringing, has contributorily infringed, is contributorily infringing, has induced infringement, and is inducing infringement of the above-listed patents, a preliminary and permanent injunction from infringing, contributorily infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages no less than a reasonably royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Symantec answered our Amended Complaint on September 25, 2014, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  The Initial Case Management Conference is scheduled for November 20, 2014.  The Court has not yet scheduled a claim construction or Markman Hearing date, or trial date.  There can be no assurance that we will be successful in settling or litigating these claims.

B. Appellate Court Actions:

Finjan, Inc. v. Symantec Corp., Websense, Inc., Sophos Inc., No. 2013-1682, United States Court of Appeals for the Federal Circuit:

On December 10, 2013, we appealed to the Court of Appeals for the Federal Circuit (”Federal Circuit”) the final judgment entered by the United States District Court for the District of Delaware, Case No. 10-CV-593-GMS, in favor of defendants-appellees, Symantec Corporation, Websense, Inc., and Sophos Inc., where there was a finding of no liability for U.S. Patent Nos. 6,092,194 and 6,480,962.  The issue presented by us on appeal was whether the District Court erred in allowing to stand the jury’s verdict that the patents-in-suit are invalid and whether the District Court erred in not granting our request for a new trial. Defendants-Appellees filed their brief on February 24, 2014, and we filed our Reply Brief thereto on April 9, 2014. The Federal Circuit heard oral argument on September 9, 2014, and the Federal Circuit filed a non-precedential Judgment affirming the District Court’s judgment without opinion under Federal Circuit Rule 36 on September 15, 2014.

C. Proceedings before the United States Patent & Trademark Office (USPTO)

Ex Parte Reexamination Proceedings:

As defined by the USPTO, an “Ex Parte Reexamination is a “proceeding in which any person may request reexamination of a U.S. Patent based on one or more prior patents or printed publications. A requester who is not the patent owner has limited participation rights in the proceedings.”

U.S. Patent No. 8,079,086 (Assignee, Finjan, Inc.):

A first third-party request for ex parte reexamination of U.S. Patent No. 8,079,086 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,015. The USPTO denied FireEye’s request on November 19, 2013, and the reexamination proceedings terminated on January 14, 2014.

A second third-party request by FireEye, Inc., for ex parte reexamination of U.S. Patent No. 8,079,086 was filed on February 7, 2014, and assigned Reexamination Control Number 90/013,147. The USPTO denied FireEye’s second request on March 27, 2014, and the reexamination proceedings terminated on April 29, 2014.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.):

A third-party request for ex parte reexamination of claims 1-7 and 28-33 of U.S. Patent No. 7,647,633 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,016. The request for reexamination was granted and a non-final Office Action was mailed November 19, 2013. The non-final Office Action included rejections of claims 1-7 and 28-33 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on February 19, 2014. The response to non-final Office Action included, inter alia: arguments and a supporting declaration by us showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. Additionally, a renewed petition to accept an unintentionally delayed priority claim was also submitted. The case is currently awaiting USPTO action. There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-7 and 28-33 before the USPTO.

U.S. Patent No. 7,058,822 (Assignee, Finjan, Inc.):

A third-party request for ex parte reexamination of claims 1-8 and 16-27 of U.S. Patent No. 7,058,822 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,017. The request for reexamination was granted and a non-final Office Action was mailed December 6, 2013. The non-final Office Action included rejections of claims 1-8 and 16-27 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on March 6, 2014. The response to non-final Office Action included, among other things: arguments and a supporting declaration by us showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. A final Office Action was mailed on September 8, 2014 and a response thereto was filed on October 8, 2014.  The response to final Office Action included, among other things: proposed claims amendments and arguments rebutting the various prior art rejections. Additionally, a petition to accept an unintentionally delayed priority claim was also submitted and granted by the Petitions Branch of the USPTO. On October 23, 2014, an Advisory Action was issued by the Patent Office maintaining the rejections from the final Office Action and indicating that Finjan’s proposed claims amendments would not be entered.  Finjan’s options for responding include: (1) filing a petition to the Director of the Office under 37 CFR 1.181 challenging the Office’s failure to enter the amendments and requesting entry; (2) filing a notice of appeal (and subsequent appeal brief) to the Patent Trial and Appeal Board (PTAB); (3) taking no action; or (4) seeking examination of the amended claim set through a continuation application, the prosecution of which may be expedited.  Finjan intends to keep all of its options open. There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-8 and 16-27 before the USPTO.

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

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):

A third-party request for inter partes reexamination of all claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. We timely filed a response to non-final Office Action, as did the third party requester and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. We timely responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. The third party requester subsequently responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, we filed a notice of appeal of the rejection of Claims 1-55 followed by an Appeal Brief on September 2, 2014.  The requester (Symantec Corporation) filed a respondent brief on October 2, 2014.  We are awaiting a response from the USPTO. There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-55 before the USPTO.

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

No  Material Changes

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

Dated:  November 10, 2014

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