Form 10-K
period 2014-12-31
FINJAN HOLDINGS, INC.
filed 2015-03-11
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K
___________

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33304
___________

FINJAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
___________

Delaware	20-4075963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 University Avenue, Suite 600, East Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  650-282-3228

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, there were 22,402,953 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. Of these, 12,128,245 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $51,545,041 as of June 30, 2014, based on the closing price of $4.25 for the registrant’s common stock on June 30, 2014.

As of March 6, 2015, there were 22,500,035 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Finjan Holdings, Inc.’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held in 2015 are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The following discussion includes forward-looking statements about the Company’s business, financial condition and results of operations, including discussions about management’s expectations for the business. These statements include statements regarding our expectations, intentions, beliefs and projections about our future results, performance, prospects and opportunities. These statements can be identified by the fact that they do not relate strictly to historical or current facts or by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “will be,” “would,” and the negative of these terms and similar expressions, but this is not an exclusive way of identifying such statements. Readers are cautioned that forward-looking statements are not guarantees of future performance. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, the forward-looking statements contained in this report as a result of various risks, uncertainties and other factors. Important factors that could cause our actual results to differ materially from our expectations include, without limitation, our ability to execute our business plan, the outcome of pending or future enforcement actions, our ability to expand our technology portfolio, the enforceability of our patents, the continued use of our technologies in the market, the development or continuation of a liquid trading market for our securities, regulatory developments and other factors described under Item 1A. “Risk Factors,” as set forth in this Annual Report on Form 10-K, and any subsequent quarterly or current reports. The following discussion should also be read in conjunction with the audited and unaudited consolidated financial statements and notes thereto as set forth in this Annual Report on Form 10-K, and in any subsequent quarterly or current reports.

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

PART I

ITEM 1. BUSINESS.

Overview

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”) is focused on investments in, and development and monetization of cybersecurity technologies and intellectual property.  We became a publicly traded company in June of 2013 after a merger transaction, following which we began trading on the OTC Markets.  Our common stock has been trading on The NASDAQ Capital Market since May 2014.  Since our merger, we have been continuing to execute on our vision and focusing on strategies for growth.  We operate our web and network cybersecurity technology business, and own related patented technologies, through Finjan, Inc. (“Finjan”), a wholly-owned subsidiary.

Founded in 1997, Finjan developed software and hardware cybersecurity technologies capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers, which were standard in the web and network cybersecurity industry during the 1990s. Finjan invested heavily in both research and development of its technologies and in protecting its innovations by securing patents covering them.  As the network, web and endpoint cybersecurity industries have transitioned to behavior-based detection of malicious code, we believe that our patented technologies are widely used, without license, by third parties in a number of market sectors.

Until December 4, 2014, we also operated an organic fertilizer segment through our wholly-owned subsidiary, Converted Organics of California, LLC (“Converted Organics”).  On December 4, 2014, we sold Converted Organics to Converted Organics, LLC, the purchaser (the “CO Purchaser”).   As a result of the sale of Converted Organics, our organic fertilizer segment was reclassified as discontinued operations, and we no longer operate an organic fertilizer business.  See “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Organic Fertilizer Segment” and Note 3 of the consolidated financial statements included in Item 15.

During the year ended December 31, 2014, we generated revenue of approximately $5.0 million through our web and network cybersecurity technology business.  During the years ended December 31, 2013 and December 31, 2012, we did not generate any revenue through our web and network cybersecurity technology business.

We recognized other income of approximately $1.0 million, $1.2 million and $80.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, primarily derived from licensing activities, interest and gains on settlement.

During the years ended December 31, 2014, 2013 and 2012, our net (loss) income was approximately $(10.5) million, $(6.1) million and $51.0 million, respectively.

As used in this Annual Report, references to the “Company,” “we,” “us,” and “our” are used to refer collectively to Finjan Holdings, Inc. and it subsidiaries, unless otherwise indicated or the context requires.

Development of Our Web and Network Cybersecurity Technology Business (Finjan, Inc.)

Finjan, Inc., our subsidiary, was founded in 1997 as a wholly-owned subsidiary of Finjan Software Ltd (“FSL”), an Israeli corporation, to cultivate proprietary technologies that focused on proactively detecting threats to web and network cybersecurity by identifying patterns and behavior of web and network viruses and other malicious code, rather than relying on lists of threats known within the web and network cybersecurity industry.  These technologies allow users to proactively scan and repel the latest, and often unknown, threats to network, web, and endpoint cybersecurity on a real-time basis.  Following the development of its patented technologies, FSL, together with its subsidiaries, provided secure web solutions, including cybersecurity software and hardware, to the enterprise and endpoint markets.

In 2002, FSL engaged in a reorganization in which Finjan Software, Inc. (“FSI”), a Delaware corporation, was formed to acquire and hold all of the capital stock of Finjan. Between 2002 and 2009, FSI focused its efforts on research and development and sales and marketing activities in an effort to bolster its position in the industry and enhance its platform of content inspection technologies. Throughout that time period, FSI’s activities were funded primarily by venture capital firms with experience providing capital and management expertise to software security firms, some with investment and operational experience within Israel’s cybersecurity and technology sectors. Finjan also received financial backing from multi-national software and technology companies.

Between approximately 2002 and 2006, competitors in the web and network cybersecurity industry began moving towards real-time, behavior-based, proactive threat detection, at times in violation of Finjan’s patent rights.  As a result, and beginning in 2005, Finjan commenced its licensing program around its patents.   Finjan also initiated its first patent infringement litigation against a third party it believed was infringing its patents.

In October 2009, FSI transferred its portfolio of intellectual property to Finjan (its wholly-owned subsidiary at the time). Thereafter, in November 2009, FSI sold certain assets, including certain of its operating subsidiaries, not including Finjan, and its sales and marketing assets to M86.  Finjan also granted a fully-paid, non-exclusive patent license to M86, in consideration for which M86 issued shares of its common stock to Finjan and FSI.  In connection with that transaction, and subsequent to November 2009, FSI and its remaining subsidiaries (including Finjan) ceased the development, manufacture, marketing and sale of its products, as well as research conducted through its Malicious Code Research Center.  Finjan retained ownership of its patents and related rights.  In March 2012, M86 merged with Trustwave Holdings, Inc. through which M86’s license from Finjan was renewed with Trustwave to include an expanded scope.  There are extended royalty obligations upon acheivement of certain sales milestones, but to date, we have not received any additional payments under the license and such additional payments are not likely.

Following the M86 transactions, Finjan raised additional funds from its existing stockholders to finance its activities, which have consisted primarily of enforcing its intellectual property rights in the network, web and endpoint cybersecurity fields through licensing and, as necessary, litigation.

In April 2013, Finjan distributed all securities it held in two unaffiliated entities to FSI, and made a payment of cash in an amount sufficient to repay and satisfy in full a pre-existing intercompany loan from FSI to Finjan. Following that distribution, the board of directors and stockholders of FSI approved the dissolution of, and a plan of liquidation for, FSI that resulted, among other things, in the distribution of Finjan common stock to certain of FSI’s stockholders.

In June 2013, Finjan engaged in the Merger described under “—Corporate Information and History—Corporate History (Finjan Holdings, Inc.)” and became one of our wholly-owned subsidiaries. Following the Merger, we have initiated discussions with numerous parties regarding potential licensing arrangements and commenced a number of litigations against other parties we believe are using our patented technologies without a license.

Licensing and Enforcement –Best Practices

Under U.S. patent law, a patent owner has the right to exclude others from making, selling or using the owner’s patented technology without a license to do so.  Through Finjan, we generate revenues and related cash flows by granting intellectual property licenses for the use of patented technologies that we own. We actively license and enforce our patent rights against unauthorized use of our patented technologies (i.e. potential infringers).  Many of our license agreements, whether entered into via  negotiated transactions (i.e. licensing transactions) or through a settlement or court ordered judgment (i.e. litigation action) or otherwise, are structured on a fully paid-up basis (often referred to as a “global peace license”).  For such licenses, we generally agree to a lump sum license fee to be paid upon entering into the license or in accordance with a mutually agreed installment schedule).  Some of our license agreements, however, provide for future royalty payments in the event the licensee achieves certain milestones specified in the applicable license agreement.  Our license agreements largely contemplate recovery of fees for sales made prior to the effective date of the license, as well as for future sales through a defined termination date, in an amount related to the royalties we would have received had a license been in effect at the time of such sales.

How we conduct our licensing programs and enforcement actions is generally guided by our “Licensing Best Practices,” which we adopted in March 2014 to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing.  These Licensing Best Practices are based on the Company’s core values. In an effort to encourage meaningful discussion and drive real change in the licensing practices of entities that license (and may or may not directly manufacture or sell products) their respective patent portfolios, we called upon the IP industry to adopt similar initiatives that support technological advancements, investments in innovation and continued job creation, while preserving a strong patent system.  We continue to be involved in industry efforts in this area, we regularly receive feedback to our Licensing Best Practices, and we remain open to modifying our position based on potential adoption by broader industry groups.

Our Licensing Best Practices include seven actionable elements:

•	Ensure focused licensing and enforcement programs pursuing the provider of the patented technology and not its customers, consumers or end users.

•	Conduct reasonable diligence to determine a patent's enforceability and use with respect to prospective licensees, and make that information available to them.

•	Respect procedural rights and judicial efficiency in the courts and in the prosecution and protection of IP behind the innovation.

•	Be transparent with the intent in each discussion, and articulate the cause and effect scenarios which would prompt a shift in communication and an escalation of each discussion.

•	Provide useful facts to prospective licensees and defendants to foster productive business discussions early and often to aid in informed decision-making.

•	Offer fair value licenses or settlements based on legitimate factors and considerations.

•
Commit to keeping lines of communications open between the patent owner and prospective licensee to preserve a path for the parties to find an amicable solution or resolution for their respective businesses.

In some cases, notwithstanding our pursuit of negotiated license transactions based on our Licensing Best Practices, unlicensed users of our technologies may be unwilling, at least initially, to negotiate or pay reasonable royalties for their use (i.e. infringement) of our patented technologies and often dispute any allegations of patent infringement.  If we believe a party is infringing one or more of our patents and such party refuses to take a license, we may institute legal action against such party. In a patent infringement lawsuit, we typically seek damages for past infringement and an injunction against future infringement. We evaluate, on a case-by-case basis, whether to commence litigation to preserve our patent rights, the value of our portfolio and the value of the licenses to our existing licensees.  Even if litigation is commenced, however, we endeavor to keep the option for early resolution of the dispute between the parties available to the extent practicable.

Licensing and Enforcement – Historic Activities

In June 24, 2005, Finjan’s then parent, FSL, entered into a patent license agreement with Microsoft Corporation for valuable consideration, including $8 million in cash.  The license grant includes, among other things, a worldwide, nonexclusive, nontransferable royalty-free license for Microsoft and its affiliates to make, have made, use, sell, offer for sale, import and distribute licensed products, among other rights.

In June 2006, Finjan, as successor to its parent FSI, filed a patent infringement lawsuit against Secure Computing Corp. and its subsidiaries in the United States District Court for the District of Delaware, resulting in a judgment of approximately $37.3 million, including interest.  In September 2011, Finjan received proceeds of approximately $28.0 million, net of $9.3 million contingency legal fees, from Secure Computing Corp. including $3.1 million of interest, in satisfaction of the judgment.

In 2010, Finjan filed a patent infringement lawsuit against five additional software and technology companies in the U.S. District Court of Delaware, which we refer to as the “2010 Litigation.”  In April 2012, Finjan entered into a binding memorandum of understanding with one of the parties to the 2010 Litigation pursuant to which Finjan agreed to withdraw its claims against such party and grant it a license to use Finjan’s patents in exchange for equity in such party and other consideration. The license is fully paid up unless the holder of the license has aggregate annual net sales to third-party distributors or re-sellers in excess of $10 million (which has not been achieved to date). In addition, Finjan signed a confidential settlement, release and license agreement with one of the other parties to the 2010 Litigation in November 2012.  Pursuant to such agreement, Finjan received $85 million in exchange for a one-time fully paid-up license, comprising a perpetual, non-exclusive worldwide license to Finjan’s patent portfolio as of the date of such agreement and patents with a first effective priority date occurring at any time prior to November 2022 that Finjan or its affiliates may own or control after the date of such agreement.

Licensing and Enforcement – Current Activities

Since completing the Merger in June 2013, we have commenced preliminary discussions with numerous potential licensees and have filed a number of patent infringement lawsuits in the Northern District of California, where such lawsuits were warranted.  In each case, we endeavor to adhere to our high standards and stated Licensing Best Practices.  For additional information regarding pending litigations, see “Item 3. Legal Proceedings.”

On September 24, 2014, Finjan entered into a license agreement with a third-party against whom Finjan had filed a patent infringement lawsuit in the Northern District of California, in settlement of such suit.  Pursuant to this agreement, the parties mutually agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement.  Under the license agreement, the other party agreed to pay Finjan a license fee of $8 million payable in four installments.  The first installment of $3 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2 million was paid on January 16, 2015, the third installment of $2 million is payable on or before January 15, 2016, and the fourth and final installment of $1 million is payable on or before January 13, 2017.

Future Growth Strategy

In addition, we believe that one of our core strengths is the operating platform we have built through our senior management, supporting personnel and key advisors.  Together, they represent a breadth and depth of experience and expertise that we believe will allow us to identify valuable patent assets, unlock value in such assets and realize upon existing and new opportunities.   We intend to leverage this operating platform to realize value inherent in not only our existing patent portfolio and cybersecurity technologies, but also technologies and other assets to be identified and acquired.

•
Demonstrate Best Practices in Pursuing Licensing Relationships and Enforcing our Patent Rights – In March 2014, we adopted Licensing Best Practices to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing, and called upon the IP industry to adopt similar initiatives that support technological advancements, investments in innovation and continued job creation, while preserving a strong patent system.  We intend to pursue a proactive licensing campaign that adheres to our best practices guidelines while rigorously protecting our intellectual property rights.   We believe that (1) by focusing our licensing campaign on unlicensed providers of our patented technologies and not consumers, (2) by conducting reasonable diligence to determine a patent's enforceability and use with respect to prospective licensees in advance of initial discussions, (3) by being transparent with prospective licensees and providing useful facts and information to aid the prospective licensee’s decision-making process, and (4) by offering fair value, we are more likely to foster productive business discussions that result in a positive licensing relationship for both parties.  We have entered into preliminary discussions with numerous potential licensees in accordance with these Licensing Best Practices, but it is possible that these discussions can take several months or  longer to culminate in a license agreement, if at all.  These discussions may also result in enforcement activity, as with several of our ongoing matters. See “Item 3.  Legal Proceedings.”

•
Develop and Expand Existing Patent Portfolio – We have obtained and may continue to obtain new patents relating to technologies we currently own through the continued prosecution of pending patent applications relating to our existing technologies, the identification of novel, patentable uses for our existing technologies (and obtaining patent protection for such uses), as well as seeking international coverage. For example, on March 18, 2014, our subsidiary, Finjan, was issued a U.S. Patent No. 8,677,494  (the “’494 Patent”).

•
Leverage our Operating Platform to Realize Value in New IP Assets Through Acquisitions and Strategic Partnerships –We intend to leverage our operating platform to realize value inherent in not only our existing patent portfolio and cybersecurity technologies, but also technologies and other assets to be identified and acquired in the future.  We believe that our breadth and depth of experience and expertise will allow us to identify valuable patent assets, unlock value in such assets and realize upon opportunities that may not be possible for others without our experience and expertise.  We intend to acquire and develop new technologies and invest in intellectual property through strategic partnerships, acquisitions of technology-focused companies, IP portfolios or other assets and other initiatives. We will seek to identify technologies and patents that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services, and to which we can bring licensing, enforcement and other expertise. We may also broaden our technology and patent holdings by working with inventors, acquiring technology companies, investing in research laboratories, start-ups, or universities, and by creating strategic partnerships with companies, large and small, seeking to effectively and efficiently monetize their technology and patent assets. While we anticipate that we will initially focus on acquisitions and strategic partnerships involving technologies relating to network, web and endpoint cybersecurity, we may seek to diversify to a broader software definition in the future. Our experience with monetizing both technologies and patents may be considered valuable by potential acquisition candidates and strategic partners who may lack resources or know-how to effectively and efficiently generate a return on those investments.  For example, on November 21, 2013, we made an initial investment in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies.

•
Invest in Internal Research & Development – We intend to pursue internal research and development of new technologies.  We do not yet have the internal resources to engage in large-scale research and development and expect that any new technologies we acquire in the near future will be developed in conjunction with strategic partners or acquisitions.  However, we have already budgeted for work on smaller-scale initiatives, including to develop security applications for mobile devices.

•
Advocate and Serve as a Thought Leader for Intelligent Patent Law Reform – We believe that 2015 will be an active year for patent law reform, and we intend to advocate and serve as a thought leader for intelligent patent law reform.  We believe that proponents of patent law reform, largely made up of individuals or coalitions of powerful technology corporations, are, at its core, seeking severe statutory limitations on how companies -- specifically those who own patents and do not make product covered by such patents -- can enforce their patents against companies who make products.  The U.S. Congress is considering proposals from all constituents. In an effort to ensure fair and balanced protections for all good faith patent owners, our executives have dedicated time and resources to actively educate our lawmakers and existing and prospective stakeholders on how certain proposed reforms could harm individual inventors, startups, other small companies, the licensing industry and therefore, U.S. innovation and the U.S. economy as a whole.  Significantly, we advocate both addressing abusive patent behavior and incentivizing good patent enforcement behavior.  For those who satisfy the latter, we propose the inclusion of an exemption or “safe harbor” provision that exempts good faith patent owners from harsh reforms that may be effective for curbing abusive enforcement tactics but destructive to small inventors and entities seeking to enforce their legitimate patent rights against infringers.

Although we currently intend to pursue growth through the above strategies, unforeseen market and industry conditions and new developments may necessitate changes in our strategies.  We intend to remain resilient, flexible and open to new opportunities for our shareholders.

Competition

One of our strategic goals is to leverage the operational platform we have built to realize upon value inherent in not only our existing patent portfolio and cybersecurity technologies, but also technologies and other assets to be identified and acquired in the future.  We expect, however, to encounter significant competition in the area of technology and intellectual property acquisitions.  In certain cases, we may partner with venture capital firms, strategic corporate buyers and various industry leaders to effectuate a technology acquisition or realize upon licensing opportunities.  In other situations, these same venture capital firms, corporate buyers and industry players may be our direct competitors for the technology and intellectual property assets.  Many of these parties may have more financial and human resources than we do, as well as more experience operating in our industry.

We also face competitive pressures in the sense that companies may develop competing technologies that offer better or less expensive alternatives to our patented technologies (i.e. “design arounds”). Technological advances or entirely different approaches developed by one or more of our competitors could render certain of the technologies owned or controlled by our operating subsidiaries obsolete and/or materially reduce their value.

Patented Technologies

Through Finjan, we currently have twenty-two U.S. patents.  Finjan’s current U.S. issued patents expire at various times from 2017 through 2032, and it currently has five U.S. patent applications pending.  Finjan also has 11 international patents and six international patent applications pending as of the date of this report. Although we may, from time to time, focus on monetizing certain of these patents, we consider all of our patents to be “core” patents for our business.

           The following table sets forth a brief description of Finjan’s issued U.S. patents, including their respective publication numbers, application filing dates, issue dates, expiration dates and titles.

Publication Number	File Date	Issue Date	Expiration Date*	Title
6092194	11/6/1997	7/18/2000	11/6/2017	System and method for protecting a computer and a network from hostile downloadables
6154844	12/22/1997	11/28/2000	12/22/2017	System and method for attaching a downloadable security profile to a downloadable
6167520	1/29/1997	12/26/2000	1/29/2017	System and method for protecting a client during runtime from hostile downloadables
6480962	4/18/2000	11/12/2002	1/29/2017	System and method for protecting a client during runtime from hostile downloadables
6804780	3/30/2000	10/12/2004	11/6/2017	System and method for protecting a computer and a network from hostile downloadables
6965968	2/27/2003	11/15/2005	9/5/2023	Policy-based caching
7058822	5/17/2001	6/6/2006	11/8/2019	Malicious mobile code runtime monitoring system and methods
7418731	5/3/2004	8/26/2008	4/27/2019	Method and system for caching at secure gateways
7613918	2/16/2006	11/3/2009	12/22/2017	System and method for enforcing a security context on a downloadable
7613926	3/7/2006	11/3/2009	11/6/2017	Method and system for protecting a computer and a network from hostile downloadables
7647633	6/22/2005	1/12/2010	11/8/2019	Malicious mobile code runtime monitoring system and methods
7756996	1/30/2004	7/13/2010	5/4/2029	Embedding management data within HTTP messages
7757289	12/12/2005	7/13/2010	5/12/2029	System and method for inspecting dynamically generated executable code
7930299	11/29/2006	4/19/2011	5/18/2027	System and method for appending security information to search engine results
7975305	12/9/2004	7/5/2011	8/18/2020	Method and system for adaptive rule-based content scanners for desktop computers
8015182	11/29/2006	9/6/2011	5/18/2027	System and method for appending security information to search engine results
8079086	5/26/2009	12/13/2011	1/29/2017	Malicious mobile code runtime monitoring system and methods
8087079	5/4/2007	12/27/2011	10/26/2030	Byte-distribution analysis of file security
8141154	6/14/2010	3/20/2012	12/12/2025	System and method for inspecting dynamically generated executable code
8225408	8/30/2004	7/17/2012	5/27/2021	Method and system for adaptive rule-based content scanners
8566580	7/23/2008	10/22/2013	7/9/2032	System for splitting an SSL connection between two security computers, designed specifically to address network security concerns
8677494	11/7/2011	3/18/2014	1/29/2017	Malicious mobile code runtime monitoring system and methods

*
Patent expiration dates are routinely subject to dispute in patent infringement actions. No assurance can be given that third parties infringing our patents will not dispute the expiration dates of our patents or that we will be successful in defending against such disputes. See “Risk Factors—Risks Related to Our Web and Network Cybersecurity Technology Business.”

We continue to seek additional patent protections relating to the technologies we currently own, recently obtaining patent protection (U.S. Patent No. 8,566,580) on October 22, 2013 relating to a proprietary system for splitting an SSL connection between two secure computers, designed specifically to address network security concerns.  Splitting an SSL (secure socket layer) connection or ‘split tunneling’ allows a VPN (virtual private network) user to access a public network (e.g., the Internet) and a local network simultaneously, utilizing the same physical network connection.  However, split tunneling can also enable users to bypass a company’s gateway level security, which represents a significant network security risk.  The technique covered by the ‘580 patent is intended to address this and other critical cybersecurity issues.

On March 18, 2014, we were issued a new patent (U.S. Patent No. 8,677,494), which relates to proprietary malicious mobile code runtime monitoring systems and methods. The techniques described in the '494 patent cover protection systems and methods offering security for one or more personal computers and/or other intermittently or persistently network accessible devices or processes.  Specifically, the inventive aspects of the patent cover various defenses from undesirable or otherwise malicious operations of Java TN applets, ActiveXTM controls, JavaScriptTM scripts, Visual Basic scripts, add-ins, and downloaded/uploaded programs, which users often download without considering the inherent security risks.

Employees

As of December 31, 2014, we had 12 full-time employees, one part-time employee and one part-time consultant working for us, on a consolidated basis.  We have budgeted to hire additional full-time employees (or additional consultants or independent contractors) in the near future to expand our web and network cybersecurity technology business.  Our management team and additional personnel that we may hire in the future will be primarily responsible for continuing the execution of our licensing and enforcement strategy, including analyzing licensing opportunities and enforcement requirements, making tactical decisions related to our strategy, identifying new applications for our existing technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.  Although our management controls our overall litigation strategy and our strategy for each case we litigate (or settle), we nonetheless utilize outside legal counsel to execute certain aspects of our licensing and enforcement strategies.  We also utilize consultants, including Finjan’s founder and former Chief Technology Officer, Shlomo Touboul, to assess opportunities related to our technologies and additional technologies we may pursue in the future.

Neither we nor any of our subsidiaries is a party to any collective bargaining agreement. We consider our employee relations to be good.

Corporate Information and History

Corporate Information

Our principal executive offices are located at 2000 University Avenue, Suite 600, East Palo Alto, CA 94303. Our telephone number is (650) 282-3228 and our web address is www.finjan.com. Financial and other information can be accessed on the “Investors” section of our website. We make available through our website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (the “SEC”). Also posted on our website are certain corporate governance documents, including our Code of Business Conduct and Ethics. The reference to our website is textual in reference only, and the information included or referred to on, or accessible through, our website does not constitute part of, and is not incorporated by reference into, this report or any other filing.

We also file periodic reports, proxy statements and other information with the SEC. Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information.

Corporate History (Finjan Holdings, Inc.)

Finjan Holdings, Inc. (formerly, Converted Organics Inc.) was incorporated in Delaware in January of 2006 for the purpose of establishing a waste-to-fertilizer business.  In February 2007, we successfully completed an initial public offering.

On June 3, 2013, we entered into an Agreement and Plan of Merger, which we refer to as the “Merger Agreement,” with Finjan and COIN Merger Sub, Inc., or “Merger Sub,” pursuant to which Merger Sub merged with and into Finjan, with Finjan being the surviving corporation. Upon filing of the Certificate of Ownership and Merger reflecting the merger of Merger Sub with and into Finjan with the Delaware Secretary of State on June 3, 2013, we changed our corporate name from Converted Organics, Inc. to Finjan Holdings, Inc., without obtaining shareholder approval, through a short-form merger in accordance with Section 253 of the General Corporation Law of the State of Delaware. In connection with our name change, the symbol for our common stock was changed to “FNJN,” effective July 2, 2013. Throughout this filing, we refer to the transactions contemplated by the Merger Agreement as the “Merger.” The Merger was consummated on June 3, 2013. As a result of the Merger, Finjan became our wholly-owned subsidiary and former holders of Finjan’s capital stock received an aggregate of 20,467,058 shares (on an adjusted basis, after giving effect to the 1-for-12 reverse stock split that we effected on August 22, 2013) of our common stock, or 91.5% of our outstanding common stock at the effective time of the Merger (on a fully-diluted basis, but excluding any shares underlying the options to purchase up to an aggregate of 1,585,476 shares (on an adjusted basis, after giving effect to the 1-for-12 reverse stock split) of our common stock issued pursuant to the Merger Agreement). Finjan’s prior ticker symbol COIN is again being used in the public market but is no longer affiliated with the Company in any way.

On June 3, 2013, as a condition to the closing of the Merger, we entered into an Exchange Agreement, with Hudson Bay Master Fund Ltd., a Cayman Islands company, which we refer to as “Hudson Bay,” and Iroquois Master Fund Ltd., a Cayman Islands company, which we refer to “Iroquois.” Pursuant to the Exchange Agreement, immediately following the effectiveness of the Merger, each of Hudson Bay and Iroquois exchanged an aggregate of $1,192,500 principal amount of our convertible notes, 13,281 shares of our Series A Preferred Stock and warrants to purchase an aggregate of 105,554 shares (on an adjusted basis after giving effect to the 1-for-500 and 1-for-12 reverse stock splits effected on June 3, 2013 and August 22, 2013, respectively) of our common stock for an aggregate of 1,789,469 shares (on an adjusted basis, after giving effect to the 1-for-12 reverse stock split that we effected on August 22, 2013) of our common stock, or 8% of our outstanding common stock immediately following the Merger (on a fully-diluted basis, but excluding any shares underlying the options to purchase up to an aggregate of 1,585,476 shares (on an adjusted basis, after giving effect to the 1-for-12 reverse stock split) of our common stock issued pursuant to the Merger Agreement). Each of Hudson Bay and Iroquois also released us, our affiliates, subsidiaries and related companies from any and all debts, liabilities and other claims with respect to such convertible notes, Series A Preferred Stock and warrants.

For information regarding the corporate history of Finjan, Inc., our wholly-owned subsidiary, and our web and network technology business, please see “Business-Development of Our Web and Network Cybersecurity Technology Business (Finjan, Inc.)” above.

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

Risks Related to Our Web and Network Cybersecurity Technology Business

Finjan’s limited operating history following its 2009 asset sale makes it difficult to evaluate its current business and future prospects.

Following the sale of Finjan’s sales, marketing and certain other assets in 2009, Finjan’s business has consisted primarily of the licensing and enforcement activities described under "Item 3. Legal Proceedings.” Since 2009, Finjan has generated significant, but sporadic cash flows and net income through its licensing and enforcement activities. Finjan has a limited track record, as a stand-alone entity, in executing its business plan which includes, among other things, acquiring, prosecuting, licensing, litigating or otherwise monetizing patent assets. Finjan’s limited operating history, as a stand-alone entity, in its current line of business makes it difficult to evaluate our current business model and future prospects. There is a significant risk that we will not be able to implement or execute our current business plan, or demonstrate that our business plan is sound.

We are presently reliant exclusively on a limited number of patented technologies that we own through Finjan.

We derive substantially all of our income from a relatively small number of patented technologies. As of December 31, 2014, our assets consisted primarily of 22 U.S. and 11 international patents that we continue to monetize. Finjan’s current U.S. issued patents expire at various times from 2017 through 2032, and it currently has five U.S. patent applications and six international patent applications pending as of the date of the filling. As new technological advances occur, many of the patented technologies we own through Finjan may become obsolete before they are completely monetized. If we are unable to monetize our current patent assets for any reason, including obsolescence of our technologies, the expiration of our patents or any other reason, we may be unable to acquire additional assets. If this occurs, our business and prospects would be materially harmed.

Any failure to protect or enforce our patents or other intellectual property rights could materially impair our business.

Our ability to successfully operate our business depends largely on the validity and enforceability of our patents and the relevance of our patent rights to commercially viable products or services. Third parties have challenged, and we expect will continue to challenge, the infringement, validity and enforceability of certain of our patents.  In some instances, our patent claims could be substantially narrowed or declared invalid, unenforceable, not essential, not infringed or a combination of the foregoing.  We cannot assure you that the validity and enforceability of our patents will be maintained or that our patent claims will be applicable to any particular product or service.  In addition, the U.S. Patent and Trademark Office (the “USPTO”) could invalidate or render unenforceable our patents or materially narrow the scope of the patent claims during the course of USPTO post-grant proceedings such as, for example, re-examinations or Inter Partes Reviews (“IPRs”). Any significant adverse finding by the USPTO or adverse verdict of a court (including, for example, the adverse verdict rendered in the 2010 Litigation) as to the validity, enforceability or scope of certain of our patents and/or any successful design around certain of our patents could materially and adversely affect our ability to secure future settlements or licenses on favorable terms, if at all, and otherwise harm our business.

Under the American Invents Act (“AIA”), patents previously granted by the USPTO may be reviewed through post-patent grant proceedings such as reexaminations or Inter Partes Review (“IPRs”).  The basic characteristics of ex parte reexamination are: the patent owner or a third party may request the USPTO to reexamine an issued U.S. patent based on patents and printed publications that the requester submits for the USPTO’s consideration.  The requester must establish that the submitted prior art establishes a substantial and new question of patentability, in which event the USPTO will grant the request and order reexamination of the patent at issue.  Unless the requester is the patent owner, the requester’s participation terminates and only the patent owner may proceed.  The patent owner can appeal the final decision of the Central Reexamination Unit (“CRU”) of the USPTO to the Patent Trial and Appeal Board (“PTAB”), and may further appeal a negative decision to the Court of Appeals for the Federal Circuit (“CAFC”).

Generally, the grounds on which a petition for IPR is granted is whether the claimed invention is patentable strictly in light of prior art consisting of patents or printed publications. The petitioner must demonstrate that there is a reasonable likelihood that he/she/it will prevail as to at least one of the patent claims challenged to trigger the IPR.  The PTAB decides on petitions and can reject them if the prior art is the same or substantially the same prior art or arguments previously presented to the USPTO.  If the petition is granted, an IPR is statutorily required to be completed within one year of institution, which is extendable for up to six months for good cause.  Unlike reexaminations, the third party petitioner may stay involved in the proceedings.  IPRs are handled at the outset by the PTAB and do not go through the CRU of the USPTO.  Final decisions of the PTAB are immediately appealable to the CAFC, either by the patent owner or the third party.

It is becoming a trend, if not a practice, for accused infringers to petition for reexaminations or IPRs of asserted patents as these proceedings may give the petitioner “two bites at the apple”.  Parties to our enforcement actions may initiate IPRs with respect to our patents in the future.  Although we believe our patents are patentable in light of prior art, these proceedings are new and unpredictable.  The outcome of the proceedings can range from decisions favorable to the patent holder, favorable to both parties, or favorable to the petitioner.  If the outcome is the latter, the value of the challenged patent can be materially reduced or extinguished.

In addition, we will likely be required to spend significant time and resources to maintain the effectiveness of our issued patents by paying maintenance fees and making filings with the USPTO as well as prosecuting our patent applications and any patent applications we may acquire in the future.

Moreover, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or where competitors may operate. If we fail to maintain, defend or prosecute our patent assets properly, the value of those assets would be reduced or eliminated, and our business would be harmed.

Our licensing cycle is lengthy and costly, and our licensing efforts may be unsuccessful.

The process of engaging a potential licensee to adopt a license can be lengthy and may not always result in a license agreement. It may take many months or longer to identify potential licensees, prepare marketing, technical or other materials, educate potential licensees on the benefits of entering into a license and agree, if at all, to licensing terms, conditions and price.  Even after expending significant time and resources into licensing efforts, we may be unsuccessful in entering into a licensing agreement with a potential licensee.  As such, we may incur significant losses in any particular period before any associated revenue stream begins, if at all.

We expect to be involved in costly, time-consuming and uncertain litigation and administrative actions to enforce our patents, which may adversely affect our financial condition and our ability to operate our business.

If we believe a third party is infringing one or more of our patents and refuses to obtain a license to use our patented technologies, we may be compelled to commence legal or administrative action against those third parties. Patent litigation, like all litigations, is inherently risky, the outcome is uncertain and we cannot predict the outcome of any future litigation or administrative action. Moreover, many of the parties we believe infringe our patents are large and well-funded companies with substantially greater resources than we have and may devote substantial resources toward avoiding or limiting liability and the amount of associated damages for infringing our patents. We could also face counterclaims that challenge the essential nature, validity, enforceability or infringement of our patents. Regardless of whether legal action is successful, legal and expert fees and other costs associated with enforcement action have been, and may continue to be, significant.

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

Our net income in recent years has been derived from a limited number of settlements and license agreements, and we expect that, in the near term, any income that we generate will be derived from a limited number of sources.  In 2012, we derived approximately $77.4 million of other income from two settlements. In 2013, we did not generate any income from our web and endpoint cybersecurity technology segment other than a $1.0 million installment on a license agreement entered into in connection with a 2012 settlement agreement.  In 2014, we derived approximately $5.0 million of income from a single license agreement and additional $1.0 million other income installment on a license agreement entered into in connection with a 2012 settlement agreement.  If we are unable to identify other third parties who use our technologies, our future income and cash flow could be adversely affected.

If we are unable to identify sources of new technology, our growth strategy may fail.

We do not currently invent new technologies or products and our growth strategy will depend, in part, on our ability to identify technologies, patent portfolios, and other business acquisition candidates. To date, other than our Merger, neither we nor Finjan has engaged in any material acquisitions of technology or intellectual property assets from unaffiliated third parties. If we are unable to establish and maintain relationships within our industry, we may not be able to identify new technology-based opportunities for sustainable revenues and growth. Even if we are successful in establishing relationships with sources of technology, those relationships may not provide the volume or quality of technology and/or intellectual property assets necessary to sustain our licensing and enforcement business. If we are unable to identify and establish meaningful relationships with sources of technology and intellectual property our growth strategy may fail.

We may be unable to achieve the financial or other goals intended at the time of any potential acquisition.

Our growth strategy includes the potential acquisition of patent, technology or other business assets or companies to further diversity our assets and business operations.  We may not be successful in identifying or funding acquisitions that are consistent with our strategy or in completing such acquisitions.  Acquisitions of patent, technology or other business assets or companies are subject to numerous potential risks, including the following:

•	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

•	our inability to achieve the anticipated financial and other benefits of a specific acquisition;

•	our inability to retain key personnel from an acquired company, if necessary;

•	difficulty in maintaining controls, procedures and policies during the transition and integration process;

•	diversion of our management’s attention from other business concerns; and

•	failure of our due diligence processes to identify significant issues, including issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business and prospects could be adversely affected. Depending upon the nature and structure of future acquisitions, our stockholders may not have the ability to vote on, or consent to, the consummation of any such acquisition.

Any technologies we acquire in the future, if any, may not be commercially successful.

We may acquire patents and technologies that are in the early stages of adoption in the commercial and consumer markets. Demand for some of these technologies may be untested and subject to fluctuation based upon the rate at which such patents and technologies are adopted in products and services. These technologies may require long development cycles and a substantial investment before we can determine their commercial viability. As a result, there can be no assurance as to whether technologies we acquire will have value that can be monetized.

Failures in our due diligence and/or inaccuracies of representations and warranties made by third parties may expose us to material liabilities, write-downs or write-offs in the future.

We expect to conduct due diligence investigations of the patent, technology or other intellectual property assets or companies we seek to acquire in the future. Due diligence is time consuming and expensive and, at times, we may also rely on opinions or representations or warranties of third parties to supplement, replace or support our own independent due diligence. Even if we conduct extensive due diligence on particular patent, technology or other intellectual property assets or companies, this diligence may not reveal all material issues that affect the acquisition. If our diligence fails to identify issues related to the applicable patent, technology or other intellectual property assets or companies or industry to which they relate, or opinions, representations or warranties prove to be inaccurate, we may be forced to later write-down or write-off assets, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, we may acquire patent, technology or other intellectual property assets or companies from a seller who does not have proper title to those assets. In those cases, we could lose part or all of our investment in the assets.

Our acquisitions of technology and patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patent, technology or other intellectual property assets or companies may be time consuming, complex and costly to consummate. As a result, we expect to incur significant operating expenses and may be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent, technology or other intellectual property assets or companies or, if consummated, proves to be unprofitable for us. These costs could adversely affect our operating results, and if we incur losses, the value of our securities could decline.

It may be difficult for us to verify royalty amounts that we are owed under licensing agreements, and this may cause us to lose revenues.

We anticipate that the terms of license agreements may require licensees to document their use of our technologies and report related data to us on a periodic basis. Although license terms may give us the right to audit books and records of licensees to verify this information, audits can be expensive and time consuming, and may not be cost-effective based on our understanding of a licensee’s business. Furthermore, any license compliance program that we establish to audit certain licensees in order to review the accuracy of the information contained in their royalty reports may not be effective to ensure we receive royalties to which we are entitled.

We depend on key senior management, engineering, patent and licensing resources.

Our future success depends largely upon the continued contributions of our directors, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel with specialized patent, licensing, and other skills.  The loss of members of our management or key personnel, many of whom have held their positions for a relatively short period of time, could adversely affect our business.  The market for such talent in our industry is extremely competitive. In particular, competition exists for qualified individuals with expertise in patents and in licensing and the ability to identify and acquire technologies and patent assets. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements, acquire new technologies or otherwise meet our strategic objectives.

The success of our web and network cybersecurity technology business depends in part upon our ability to retain the best legal counsel to represent us in patent enforcement litigation and our ability to manage the costs of such services.

The success of our licensing and enforcement business depends upon our ability to retain the best legal counsel to advise us and manage our enforcement and litigation activities and our ability to manage the costs of such services. As our licensing and enforcement actions increase, it may become more difficult to find the best legal counsel to handle our active litigation cases, as conflicts prevent them from representing us.  We may also underestimate the cost of legal counsel and related activities, in relation to the value of the enforcement activity.

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

Since patent disputes involving infringement, validity, and enforceability are governed by federal law, our patent enforcement actions are decided within the federal court system. The federal court calendars are often congested with other civil and criminal proceedings, giving rise to the risk of delays in our patent enforcement actions.  Such delays may have a negative impact on resolution of our disputes and, therefore, have a negative impact on our business.

Any reductions in the funding of the USPTO could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

Our business plan includes the possible acquisition of patent applications pending before the USPTO. The value of any patent application we acquire will be dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could materially delay the process by which the USPTO issues patents and consequently any income that may be derived for the technologies claimed in the patent application. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an unexpected increase in our expenses.

Competition for patent rights and patent portfolios is intense.

We expect to encounter significant competition in the area of technology and intellectual property acquisitions. This includes a growing number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire.

We also compete with venture capital firms, strategic corporate buyers and various industry leaders for technology acquisitions and licensing opportunities.  Many of these competitors may have more financial and human resources than us as well as more experience operating in our industry.

The markets served by our web and network cybersecurity technologies are subject to rapid technological change, and if we are unable to acquire new technologies and patents, our ability to generate income could be substantially impaired.

The markets served by our web and network cybersecurity technologies and our licensees frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Web and network cybersecurity products are based on continually evolving industry standards. This will require continued efforts and success in acquiring new patent portfolios with licensing and enforcement opportunities. If we are unable to acquire new patented technologies and patent portfolios, or to identify and ensure compliance with evolving industry standards, our ability to generate income could be substantially impaired and our business and financial condition could be materially harmed.

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

We are subject to the disclosure and reporting requirements of applicable U.S. securities laws and are subject to the NASDAQ’s disclosure rules. In order to comply with such laws and rules, we may be required to disclose certain information that may be detrimental to our current or future licensing and enforcement programs. In addition, our disclosure obligations may adversely affect our ability to enter into license or settlement agreements with third parties who are reluctant to have the monetary value and terms of such agreements publicly disclosed. To the extent permitted by applicable law and rules, we may incur additional costs and expenses seeking confidential treatment of certain information reflected in our license or settlement agreements.

New legislation, regulations, executive orders, or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our income.

If new legislation, regulations or rules are implemented either by Congress, the USPTO or the courts or if the President of the United States issues executive orders that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and income. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement or limitations on the ability to bring patent enforcement claims could negatively impact our income derived from such enforcement actions.  Similarly, recent judicial decisions relating to fee shifting in patent infringement actions and limitations relating to software patents may make patent licensing and enforcement activities more difficult and costly, though it is unclear what the precise impact of these judicial decisions will be.

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

Furthermore, U.S. patent laws have been amended by the America Invents Act, certain sections of which became effective in September 2011. The AIA includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the AIA changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought individually against parties allegedly infringing by their respective allegations of infringement. It remains unclear what, if any, impact the AIA will have on the operation of our enforcement business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

In addition, the U.S. Department of Justice has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the U.S. Department of Justice could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

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

On April 29, 2014, the U.S. Supreme Court issued a decision, Octane Fitness, LLC v. Icon Health & Fitness, Inc., 134 S. Ct. 1749 (2014), relaxing the standard for awarding attorneys’ fees to prevailing parties in patent cases.  Attorneys’ fees may now be awarded to a prevailing party in any patent case that “stands out from others with respect to the substantive strength of a party’s litigation position … or the unreasonable manner in which the case was litigated”.  Although we are committed to litigating our patent cases in the court room with the highest standard of professional conduct and on the merits of our claims, litigation is both risky and unpredictable.  We, therefore, cannot guarantee that we will prevail in our litigations or that we will not be ordered to pay the prevailing party’s attorneys’ fees, which may be substantial.

On June 19, 2014, the U.S. Supreme Court issued a landmark decision in which it significantly tightened the standard for patentability of software patents. Alice Corp. Pty. Ltd. v. CLS Bank Int’l, 134 S. Ct. 2347 (2014). Specifically, the U.S. Supreme Court stated that if you have an idea so abstract that it cannot be patented, simply tying it to a “generic computer cannot transform a patent-ineligible abstract idea into a patent-eligible invention.” The U.S. Supreme Court further stated that tying the abstract idea to “purely functional and generic” hardware would, similarly, not make the idea patentable. Arguably, the Alice decision is intended to limit the validity of poor quality software patents. The Alice decision may provide accused infringers of software patents new arguments to challenge the validity of such patents. Practically, the effects of the Alice decision are still being assessed as patent holders, attorneys, the USPTO, and courts, are coping to determine the proper bounds of the Alice decision. We cannot guarantee that the Alice decision and ensuing developments will not have a negative impact on our business.

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

Our operations are subject to risks of natural disasters, acts of war, terrorism or widespread illness, any one of which could result in a business stoppage and negatively affect our operating results.

Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in the San Francisco Bay Area. The San Francisco Bay Area is in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should earthquakes or other catastrophes such as fires, floods, power outages, communication failures or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness and war could also have a negative effect at our international and domestic facilities and on our operating results.

Risks Related to Our Common Stock

We incur increased costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies.

We incur legal, accounting and other expenses as a result of being a public company. Prior to the Merger, Finjan was a private company and not subject to these expenses. While we were a public company (as Converted Organic Inc.) subject to these costs prior to completing the Merger, the costs associated with being a public company are not reflected in our historical financial statements because Finjan was the accounting acquirer in the Merger, and, as such, our historical financial statements are those of Finjan.  We will need to devote time and financial resources to compliance programs, investor relations activities, financial reporting obligations and other activities relevant to being a public company. The costs associated with these activities, as well as any diversion of management’s time and attention, may have a material adverse effect on our future business. In light of these costs and the changes in our management, business and growth strategy that resulted from the Merger, the public company costs that we incurred prior to the Merger may not be indicative of the costs we will incur in the future.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and our stock price may be adversely affected.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Any system of internal control over financial reporting, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.  We have experienced material weaknesses in the past and we cannot be certain that in the future material weaknesses or significant deficiencies will not exist or otherwise be discovered. Any weaknesses or deficiencies could result in misstatements of our results of operations, restatements of our consolidated financial statements, inability to timely file periodic reports, a decline in our stock price and investor confidence, or other material effects on our business, reputation, results of operations, financial condition or liquidity.

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

Future sales by us or our existing shareholders could dilute our stockholders and depress the market price of our common stock.

If our existing stockholders sell a large number of shares of our common stock, or if we sell additional common stock or securities that are convertible into common stock, in the future, the market price of our common stock could decline.  Further, even the perception in the public market that we or our existing shareholders might sell shares of common stock could depress the market price of our common stock.

In addition, the issuance of additional shares by us, including the issuance of 2,224,980 shares of our common stock underlying outstanding stock options and restricted stock units 945,012 of which were vested as of December 31, 2014, could dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market.

An active, liquid and orderly trading market for our common stock may not continue, and the price of our stock may be volatile and may decline in value.

There currently is only limited trading in our common stock. An active trading market may not be sustained. The lack of an active market may impair your ability to sell your shares of common stock at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Market prices for public companies whose principle revenues are derived from the licensing of intellectual property have been particularly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, and the factors include, among others, the following:

•	developments in relationships with licensees;

•	our or our competitors’ technological innovations;

•	announcements of developments in our patent enforcement actions;

•	developments or disputes concerning our patents;

•	variations in our quarterly and annual operating results;

•	our failure to meet or exceed securities analysts’ expectations of our financial results;

•	a change in financial estimates or securities analysts’ recommendations;

•	changes in management’s or securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	regulatory developments and court decisions that negatively impact the ability of patent owners to protect their assets.

Our common stock may be considered a “penny stock.”

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock may be less than $5.00 per share and therefore may be a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares of our common stock in the future.

Our shareholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

Our authorized capital stock consists of eighty million (80,000,000) shares of common stock and ten million (10,000,000) shares of blank check preferred stock. If we engage in capital raising activities in the future, including issuances of common stock or securities that are convertible into, or exercisable for, our common stock, to fund the growth of our business, our shareholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have adopted an equity incentive plan pursuant to which equity awards may be granted to eligible employees (including our executive officers), directors and consultants, if our board of directors determines that it is in the best interest of the Company and our shareholders to do so. The issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our shareholders and adversely affect our earnings.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports. We may not obtain analyst coverage in the future. Any analysts that do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about our competitors. If any analyst who may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose, or never gain, visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of our company difficult.

Our certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.  These provisions include the following:

•
our certificate of incorporation authorizes our board of directors, without the approval of our stockholders,  to establish classes or series of preferred stock with such rights, privileges and preferences as our board determines (i.e., “blank check” preferred stock), including rights that may be senior to those of our common stockholders, which could be used to discourage an unsolicited acquisition proposal;

•
our certificate of incorporation provides for a classified board of directors with staggered terms, which could delay or otherwise make it more difficult for an outsider to gain control of our board of directors;

•	our certificate of incorporation requires supermajority voting to approve certain amendments to our certificate of incorporation and bylaws;

•
our certificate of incorporation prohibits stockholders from acting by written consent or calling a special meeting, which could make it more difficult for stockholders to wage a proxy contest for control of our board of directors or to vote to repeal any of the antitakeover provisions contained in our certificate of incorporation and bylaws;

•	our certificate of incorporation provides that directors may only be removed for cause by a supermajority vote of our stockholders; and

•	our bylaws contain advance notice provisions with respect to nominees for election to our board of directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our headquarters is located at 2000 University Avenue, Suite 600, East Palo Alto, CA 94303, which we lease pursuant to a sublease entered into in January 2015.  The initial term of the sublease terminates in September 2018.

We also lease office space at Menlo Park, California and New York, New York, which served as our headquarters until March 1, 2015, when our Silicon Valley office in East Palo Alto was designated as the new headquarters.   All operations and personnel at the existing Menlo Park office relocated to 2000 University Avenue during the first quarter of 2015.  All operations and certain of our personnel at our New York office will transition to the Silicon Valley office on June 30, 2015.   The Company will seek to sublease the Menlo Park office for the remaining duration of the lease.  Similarly, the Company will seek to sublease the New York office for the remaining duration of the lease, once the transition is complete.

We believe that the facilities described above are suitable and adequate for our present purposes and our needs in the near future.

ITEM 3. LEGAL PROCEEDINGS.

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133SBA, (N.D. Cal):

We filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. We amended our Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. We seek entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered our Amended Complaint on September 3, 2013, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 6, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of certain Finjan patents asserted in Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133-SBA (N.D. Cal.). Accordingly, this action is off calendar until the U.S. Patent and Trademark Office completes its administrative reexamination proceedings. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:13-cv-03999-BLF, (N.D. Cal.):

We filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat Systems, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,633 patents, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Blue Coat’s ProxyAV Appliances and Software, Blue Coat’s ProxySG Appliances and Software, and Blue Coat’s WebPulse Service. The principal parties in this proceeding are Finjan, Inc. and Blue Coat, Inc. This action is before the Honorable Judge Beth Labson Freeman. We seek entry of judgment that Blue Coat has infringed, is infringing, has induced infringement of the above-listed patents, and contributory infringes the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat answered our Complaint on November 26, 2013, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. The Court held a claim construction, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844; 7,058,822; 7,418,731; 7,647,633” on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118. We believe the Court’s interpretation of ten disputed claim terms in the ‘844, ‘822, ‘731, and ‘633 patents coincides with our infringement theories against Blue Coat, allowing us to move forward without dropping any of our asserted patents, theories, or any of the accused products, thereby reinforcing our damages case against Blue Coat. Fact discovery and expert discovery is closed.  Trial for this action is currently scheduled to begin July 20, 2015 and is expected to last approximately 10 court days. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Proofpoint, and Armorize Technologies, Inc., Case 3:13-cv-05808-HSG (N.D. Cal.):

We filed a patent infringement lawsuit against Proofpoint, Inc. and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court for the Northern District of California on December 16, 2013, asserting that defendants Proofpoint, Inc. and Armorize Technologies collectively and separately are directly and indirectly infringing one or more claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Proofpoint Enterprise Protection, Proofpoint’s Malvertising Protection, Proofpoint’s Safelmpressions, Proofpoint’s Targeted Attack Protection, Proofpoint Essentials, Proofpoint Protection Server, Proofpoint Messaging Security Gateway, HackAlert Anti-Malware, Codesecure, SmartWAF, Safelmpressions, and Malvertising Protection. The principal parties in this proceeding are Finjan, Inc., Proofpoint, Inc., and Armorize Technologies, Inc. We seek entry of judgment that Proofpoint, Inc. and Armorize Technologies, Inc. have infringed and are infringing the above-listed patents, a judgment that Proofpoint, Inc. and Armorize Technologies, Inc. have induced infringement of U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, a preliminary and permanent injunction from infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Until recently, this action was before the Honorable Beth Labson Freeman. On February 13, 2015, this matter was reassigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  In light of the reassignment, a Case Management Conference before Judge Gilliam has been set for March 19, 2015.  Currently, a pretrial conference is scheduled for February 23, 2016, and a trial date is scheduled for March 7, 2016. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Sophos Inc., Case 3:14-cv-01197-WHO (N.D. Cal.):

We filed a patent infringement lawsuit against Sophos Inc. in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844 (“the ‘844 Patent”), 6,804,780 (“the ‘780 Patent”), 7,613,918 (“the ‘918 Patent”), 7,613,926 (“the ‘926 Patent”), 7,757,289 (“the ‘289 Patent”), and 8,141,154 (“the ‘154 Patent”).  We amended our Complaint on April 8, 2014, to add U.S. Patent Nos. 8,677,494 (“the ‘ 494 Patent”) and 8,566,580 (“the ‘580 Patent”) to the list of asserted patents.  The asserted patents cover endpoint security, web and messaging security, and networking and perimeter defense technologies.  This action is before the Honorable William H. Orrick. We assert infringement against Sophos Inc. through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to End User Protection Suites, Endpoint Antivirus, Endpoint Antivirus – Cloud, Sophos Cloud, Unified Threat Management, Next-Gen Firewall, Secure Web Gateway, Secure Email Gateway, Web Application Firewall, Network Storage Antivirus, Virtualization Security, SharePoint Security, Secure VPN, Secure Wi-Fi and Server Security.  The principal parties in this proceeding are Finjan, Inc. and Sophos Inc.  We seek entry of judgment that Sophos Inc. has infringed and is infringing the above-listed patents, a judgment that Sophos Inc. has induced infringement of the ‘780 Patent, the '918 Patent, the ‘926 Patent , the ‘289 Patent, the ‘844 Patent, and the ‘494 Patent, a judgment that Sophos Inc. has contributorily infringed the’580 Patent, a preliminary and permanent injunction from infringing, inducing, or contributorily infringing the same patents, an accounting of all infringing sales and revenues, damages no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Sophos Inc. filed its Answer to our First Amended Complaint on May 9, 2014. Sophos Inc. filed its Amended Answer to the Complaint on May 30, 2014. Both parties demanded a jury trial. Mediation pursuant to the Court's ADR Program occurred on January 13, 2015 and it has not yet resulted in resolution between the parties. Further, at the request of Judge Orrick, the parties gave a Technology Tutorial in this matter on February 9, 2015.  A Claim Construction or Markman Hearing occurred on February 13, 2015.  The parties had agreed that only five claim terms (or claim elements) from the asserted patents: the ‘494 Patent; the ‘926 Patent; the ‘918 Patent; and the ‘844 Patent required the Court’s construction. There were no disputed claim terms from the other four asserted patents: the ‘780 Patent; the ‘289 Patent; “the ‘154 Patent”; or “the ‘580 Patent”.  On March 2, 2015, Judge Orrick entered his Claim Construction Order and adopted each and every one of Finjan’s constructions for the five disputed claim terms.  A Case Management Conference is set for March 24, 2015.  A trial date has not yet been set in this matter.

Finjan, Inc. v. Symantec Corporation., Case 3:14-cv-02998-HSG (N.D. Cal.):

We filed a patent infringement lawsuit against Symantec Corporation in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec Corp. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. We amended our Complaint on September 11, 2014 to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494.  The accused products and services include Symantec Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, Safe-Web Lite, Norton Safe Web, Messaging Gateway, Messaging Gateway for Service Providers, Messaging Gateway Small Business Edition Managed Security Services-Advance Threat Protection, Advanced Threat Protection Solution, Symantec Protection Engine for Cloud Services, Symantec Protection Engine for Network Attached Storage, Symantec Mail Security for Domino, Symantec Mail Security for Microsoft Exchange, Symantec Scan Engine for Windows, Web Security.cloud, Email Security.cloud, AntiVirus/Filtering for Domino, AntiVirus for Linux, Mail Security for SMTP, Scan Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Linux/Solaris, Protection Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Windows, Web Gateway and Norton Security.  The principal parties in this proceeding are Finjan, Inc. and Symantec Corp. We seek entry of judgment that Symantec has infringed and is infringing the above-listed patents, has contributorily infringed and is contributorily infringing U.S. Patent No. 8,015,182, and has induced infringement, and/or is inducing infringement of U.S. Patent Nos. 6,154,844, 7,613,926, 7,756,996, 7,757,289, 7,930,299, and 8,677,494, a preliminary and permanent injunction from infringing, contributorily infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Symantec answered our Amended Complaint on September 25, 2014, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112.  Symantec filed an Amended Answer on October 31, 2014 pursuant to a stipulation and Court order to remove its Fourteenth Affirmative Defense of unenforceability. Both parties have demanded a jury trial.  On February 13, 2015, this matter was reassigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  The Parties Case Management Statements was due March 2, 2015; the Case Management Conference has not yet been scheduled by the Court. Mediation pursuant to the Court's ADR Program occured on March 6, 2015, the claim construction or Markman Hearing is scheduled for May 29, 2015, and a trial date has not yet been scheduled. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Palo Alto Networks, Inc., Case 3:14-cv-04908 EMC  (N.D. Cal.):

We filed a patent infringement lawsuit against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to  Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection.  Palo Alto Networks failed to timely respond to the Complaint and we submitted an application for Entry of Default.  On Palo Alto Networks’ request, we stipulated to an extension of time for Palo Alto Networks’ to respond. The principal parties in this proceeding are Finjan, Inc. and Palo Alto Networks, Inc.. We seek entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7613,918, 7,613,926, 7,647,633, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages no less than $60 Million consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  This matter is before the Honorable Edward M. Chen, United States District Court. The Initial Case Management Conference for this matter is scheduled for April 2, 2015.  No other court dates have been scheduled in this matter.  There can be no assurance that we will be successful in settling or litigating these claims.

B. Appellate Court Actions

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

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.):

A third-party request for ex parte reexamination of claims 1-7 and 28-33 of U.S. Patent No. 7,647,633 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,016. The request for reexamination was granted and a non-final Office Action was mailed November 19, 2013. The non-final Office Action included rejections of claims 1-7 and 28-33 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on February 19, 2014. The response to non-final Office Action included, inter alia: arguments and a supporting declaration by us showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. Additionally, a renewed petition to accept an unintentionally delayed priority claim was also submitted and the petition was granted on January 23, 2015.  An updated filing receipt reflecting the priority claim was issued. The case is currently awaiting USPTO action. There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-7 and 28-33 before the USPTO.

U.S. Patent No. 7,058,822 (Assignee, Finjan, Inc.):

A third-party request for ex parte reexamination of claims 1-8 and 16-27 of U.S. Patent No. 7,058,822 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,017. The request for reexamination was granted and a non-final Office Action was mailed December 6, 2013. The non-final Office Action included rejections of claims 1-8 and 16-27 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on March 6, 2014. The response to non-final Office Action included, among other things: arguments and a supporting declaration by us showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. A final Office Action was mailed on September 8, 2014 and a response thereto was filed on October 8, 2014.  The response to final Office Action included, among other things: proposed claims amendments and arguments rebutting the various prior art rejections. Additionally, a petition to accept an unintentionally delayed priority claim was also submitted and granted by the Petitions Branch of the USPTO. On October 23, 2014, an Advisory Action was issued by the Patent Office maintaining the rejections from the final Office Action and indicating that Finjan’s proposed claims amendments would not be entered.  On December 8, 2014, Finjan: (1) filed a petition to the Director of the Central Reexamination Unit (CRU) under 37 CFR 1.181 challenging the Examiner’s failure to enter the amendments and requesting entry; and (2) a notice of appeal to the Patent Trial and Appeal Board (PTAB). We filed our appeal brief on February 8, 2015.  Finjan is also seeking examination of additional claims through a Track I expedited continuation application.  There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-8 and 16-27 before the USPTO.

Inter Parte Reexamination Proceedings:

As defined by the USPTO, an “Inter Partes Reexamination” is a “proceeding in which any person who is not the patent owner and is not otherwise estopped may request examination of a U.S. Patent issued from an original application filed on or after November 29, 1999, based on one or more prior patents or printed publications. Both patent owner and third party requester have participation rights throughout the proceeding, including appeal rights.”    Effective September 16, 2012, the American Invents Act (AIA) replaced inter partes reexaminations with proceedings referred to as post-grant review and inter partes review (IPR).  Post-grant proceedings are generally available immediately after patent issuance.  For patents filed under the pre-AIA first to invent rules (i.e., applications filed prior to March 16, 2013, IPRs can be initiated immediately following issuance of patent.  For patents examined under the AIA first-to-file rules (i.e., applications filed on or after March 16, 2013), IPRs can be initiated after the nine-month window of eligibility for post-grant review.

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

Litigation, including patent litigation, is inherently subject to uncertainties. As such, there can be no assurance that the Company will be successful in litigating and/or settling any of these claims.

ITEM 4. MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been trading on The NASDAQ Capital Market under the symbol “FNJN” since May 12, 2014.  The following table sets forth the high and low sales prices for our common stock, as reported on The NASDAQ Capital Market, for each of the periods listed since May 12, 2014.

Prior to May 12, 2014 (but post-Merger), our common stock was quoted on OTC Markets—OTCQB Tier under the symbol “FNJN.”  Prior to the Merger, our common stock was quoted on the OTC Markets—OTCQB Tier under the symbol “COIND” or “COIN.” The following table sets forth the high and low bid prices per share of our common stock as quoted on OTC Markets for the periods prior to May 12, 2014. The prices below have been adjusted to give retroactive effect to the 1-for-12 reverse stock split we effected on August 22, 2013 and the 1-for-500 reverse stock split that we effected on June 3, 2013.

No dividends were declared or paid during the periods listed below.

	High	Low
Year Ending December 31, 2014
Fourth Quarter	$3.31	$1.97
Third Quarter	$4.53	$3.01
Second Quarter (May 12, 2014 – June 30, 2014)	$6.04	$3.60
Second Quarter (April 1, 2014 – May 11, 2014)	$6.83	$4.70
First Quarter	$10.30	$5.05
Year Ended December 31, 2013
Fourth Quarter	$11.75	$5.35
Third Quarter (1)	$13.20	$2.25
Second Quarter (2)(3)	$24.24	$9.00
First Quarter (2)	$31.13	$6.00

(1)	Bid prices for the third quarter of 2013 have been adjusted to give retroactive effect to the 1-for-12 reverse stock split effected on August 22, 2013.
(2)	Bid prices for first and second quarters of 2013 have been adjusted to reflect the 1-for-500 and 1-for-12 reverse stock splits effected on June 3, 2013 and August 22, 2013, respectively.
(3)	The Merger was effective, and publicly announced, following the close of trading on June 3, 2013.

Holders

As of March 6, 2015, there were approximately 51 holders of record of our common stock.

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

Performance Graph

The following graph below shows the cumulative total stockholder return of our common stock from January 1, 2010 through December 31, 2014 compared to the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. The graph assumes that the value of the investment in our common stock and each index was $100 at January 1, 2010. We have declared no dividends during this period. The stockholder return on the graph below is not indicative of future performance.

Note:  Our common stock has been trading on The NASDAQ Capital Market under the symbol “FNJN” since May 12, 2014.  Prior to May 12, 2014 (but post-Merger), our common stock was quoted on OTC Markets—OTCQB Tier under the symbol “FNJN.”  Prior to the Merger, our common stock was quoted on the OTC Markets—OTCQB Tier under the symbol “COIND” or “COIN.” The prices above have been adjusted to give retroactive effect to historic reverse stock splits, including the 1-for-12 reverse stock split we effected on August 22, 2013, the 1-for-500 reverse stock split that we effected on June 3, 2013, the 1-for-500 reverse stock split that we effected on March 5, 2012 and the 1-for-10 reverse stock split that we effected on November 8, 2011.

Supplemental Performance Graph

The graph above reflects the performance of our common stock during the pre-Merger period, when we were primarily an organic fertilizer company, as well as the post-Merger period, when we began operating in the web and network cybersecurity technology space.  Given the significant changes to our operating business since the Merger, we are additionally presenting below the cumulative total stockholder return of our common stock from June 3, 2013, the date of the Merger, through December 31, 2014 compared to the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. The graph assumes that the value of the investment in our common stock and each index was $100 at June 3, 2013. We have declared no dividends during this period.

The above performance graphs shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or incorporated by reference into any filing of Finjan Holdings, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below under the heading “Selected Statement of Operations Data” for the years ended December 31, 2014, 2013 and 2012 and the selected historical financial data presented below under the heading “Selected Balance Sheet Data” as of December 31, 2014 and 2013 have been derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical financial data presented below under the heading “Selected Statement of Operations Data” the years ended December 31, 2011 and historical financial data presented below under the heading "Selected Balance Sheet Data" as of December 31, 2011 have been derived from audited financial statements of Finjan. The selected historical financial data presented below under the heading “Selected Statement of Operations Data” for the year ended December 31, 2010 and the selected historical financial data presented below under the heading “Selected Balance Sheet Data” as of December 31, 2010 have been derived from audited consolidated financial statements of FSI.  The selected historical financial data does not give pro forma effect to the consummation of the Merger or any other transaction.

 The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes included thereto.  Our historical results are not necessarily indicative of the results that may be expected in any future period.

Selected Statement of Operations Data

	For the Years Ended December 31, (in thousands, except per share data)
	2014	2013		2012		2011		2010

Revenues	$4,998		$744		$-		$-		$-
Gross Profit	$800		$(18)		$-		$-		$-
Operating Income (Loss)	$4,198		$(7,497)		$(2,759)		$(1,818)		$1,299
Total Other Income	$1,090	$		$		$			$63
(Loss) Income from continuing operations	$(8,490)		$(6,072)		$50,985		$24,098		$(5,081)
(Loss) Income from discontinued operations	$(1,990)		$-		$-		$-		$-
Net (Loss) Income	$(10,480)		$(6,072)		$50,985		$24,098		$(5,081)
								$
Net (Loss) Income per share from continuing operations, Basic and diluted	$(0.38)		$(0.28)		$2.48		$1.17		$(1.41)
Net (Loss) per share from discontinued operations, Basic and diluted	$(0.09)		$-		$-		$-		$-
Net (Loss) Income per share, basic and diluted	$(0.47)		$(0.28)		$2.48		$1.17		$(1.41)

Selected Balance Sheet Data

	As of December 31, (in thousands)
	2014	2013	2012	2011	2010

Total Assets	$20,699	$27,947	$104,332	$27,810	$17,196
Working Capital	$17,058	$23,947	$29,633	$(10,132)	$1,561
Stockholders’ Equity	$18,124	$27,023	$42,417	$(10,132)	$16,416

(1)
On June 3, 2013, the Company consummated the Merger and changed its name from “Converted Organics, Inc.” to “Finjan Holdings, Inc.”  Under generally accepted accounting principles in the United States, (“GAAP”) because Finjan’s former stockholders received the greater portion of the voting rights in the combined entity and Finjan’s senior management represents all of the senior management of the combined entity, the Merger was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with Finjan treated as the acquiring company in the Merger for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in our historical financial statements are those of Finjan. The results of operations of our organic fertilizer segment have been included in our assets and liabilities and our historical operations since June 3, 2013, the date we completed the Merger.

(2)
Finjan was founded in 1997 as a wholly-owned subsidiary of Finjan Software, Ltd. FSL, together with its subsidiaries, sold enterprise web security solutions, including real-time and behavior-based malware prevention. In October 2003, Finjan’s initial parent transferred all of its shares in Finjan to FSI. As a result of this transfer, Finjan became a wholly-owned subsidiary of FSI.  The selected historical financial data presented above under the heading “Selected Statement of Operations Data” for the years ended December 31, 2012 and 2011 and the selected historical financial data presented above under the heading “Selected Balance Sheet Data” as of December 31, 2012 and 2011 are those of Finjan.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.  See Cautionary Statement Regarding Forward-Looking Statements.”

Overview

As of December 4, 2014, we operate in a single segment, our web and network cybersecurity technology business, which we operate through Finjan.   On December 4, 2014, we sold Converted Organics to Converted Organics, LLC, (the “CO Purchaser”).   As a result of the sale of Converted Organics, our organic fertilizer segment was reclassified as discontinued operations for the periods presented, and we no longer operate an organic fertilizer business

Effective as of June 3, 2013, the date we consummated the Merger and changed our name from “Converted Organics, Inc.” to “Finjan Holdings, Inc.,” until December 4, 2014, we operated two businesses, each of which constituted a separate reportable segment.  Our two reportable segments included: our web and network cybersecurity technology segment, which we operate through Finjan, and our organic fertilizer segment, which we operated through Converted Organics.

 Continuing Operations

We continue to operate our web and network cybersecurity business through our subsidiary, Finjan. Through Finjan, we own a portfolio of patents, related to software and hardware technologies that proactively detect malicious code and thereby protect end users from identity and data theft, spyware, malware, phishing, trojans and other web and network threats. Founded in 1997, Finjan developed and patented technologies that are capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers, which were standard in the web and network cybersecurity industry during the 1990s. As the network, web and endpoint cybersecurity industries have transitioned to behavior-based detection of malicious code, we believe that our technologies are widely used by third parties. We intend to maximize the economic benefits of our technologies through further licensing and to broaden our technologies and patent holdings through acquisitions and strategic partnerships.

As a core element of our continued patent licensing and enforcement business, our management team, having expertise with technology and IP monetization, monitors a number of markets and assesses and observes the adoption of our patented technologies in these markets.  Our management team, in conjunction with outside legal, technical, and financial experts concludes on a case-by-case basis whether or not they believe that Finjan’s patented technologies are being used.  Based on these observations, we continue to believe our patented technologies are highly relevant in specific cybersecurity technology areas including, but not limited to, endpoint/cloud software, web gateway/internet infrastructure, and networking equipment markets. From that basis, the Company pursues unlicensed entities through licensing, assertion of claims or both to preserve the value of our portfolio in general. This also reinforces the value to existing licensees of the Finjan patent portfolio.

Since the sale of its hardware and software operations in 2008, Finjan’s primary source of income and related cash flows has been the enforcement of its patent rights against unauthorized use and, to a lesser extent, income derived from intellectual property licenses granted to third parties for the use of patented technologies that are owned by Finjan.

Finjan’s operating expenses consist primarily of general and administrative expenses. Finjan did not have any full-time employees from 2009 until shortly after the Merger in 2013. Instead, Finjan relied on outside legal counsel, technology consultants and other professionals to support operations during that period, some of whom are former investors and executives of Finjan. Accordingly, Finjan’s general and administrative expenses consisted primarily of legal fees and other expenses paid to third-party consultants. As of December 31, 2014, we have approximately 12 employees, most of whom joined the Company following the Merger. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Discontinued Operations

On December 4, 2014, we sold Converted Organics to the CO Purchaser.   As a result of the sale of Converted Organics, we no longer operate an organic fertilizer business and the results of operations of Converted Organics have been included in the consolidated financial statements and footnotes thereof as discontinued operations. Accordingly, we have reported the results of operations of converted Organics as discontinued operations and reclassified the consolidated statements of operations for the year ended December 31, 2013 and 2012 in order to reflect the change in the composition of the Company’s segments. Such reclassification did not have an impact on previously reported net (loss) income or net (loss) income per share, total equity and total assets.

Significant Developments During 2014 and Early 2015

Claim Construction Hearing in Finjan, Inc. v. Sophos Inc.

On March 2, 2015, the Honorable William H. Orrick entered his Order construing disputed claim terms in four of the eight asserted patents in the Finjan, Inc. v. Sophos Inc. matter, Case No. 14-cv-01197-WHO, which was filed on March 14, 2014, in the U.S. District Court for the Northern District of California.  The parties had agreed that only five claim terms (or claim elements) from the asserted patents: U.S. Patent Nos. 6,677,494; 7,613,926; 7,613,918; and 6,154,844 required the Court’s construction.  Of these five terms, the Court adopted each and every one of Finjan’s constructions.  There were no disputed claim terms from the other four asserted patents: U.S. Patent Nos. 6,804,780; 7,757,289; 8,141,154; and 8,566,580.  The asserted patents cover endpoint security, web and messaging security, and networking and perimeter defense technologies.

New Headquarters

On March 1, 2015, we transitioned our headquarters from New York, New York to 2000 University Avenue, Suite 600, East Palo Alto, CA 94303.  See “Item 2.  Properties.”

Converted Organics

On December 4, 2014, we sold our wholly-owned subsidiary, Converted Organics of California, LLC, through which we operated our organic fertilizer business, to the CO Purchaser. The sale was effected pursuant to a Membership Interest Purchase Agreement, dated December 4, 2014, among the Company, the CO Purchaser and, for purposes of certain provisions, Steven McShane. In accordance with the Membership Interest Purchase Agreement, at the closing, the CO Purchaser paid us $675,000 in cash.  As a result of the sale of Converted Organics, we no longer operate an organic fertilizer business.

The CO Purchaser is a newly-formed company in which McShane, the acting manager of our Converted Organics prior to the sale, owns a minority interest.  Except for our relationship with McShane, none of us, our officers, directors or affiliates has any relationship with the CO Purchaser.  The amount of consideration payable to us in connection with the transaction was determined by arms-length negotiations between us and the CO Purchaser, and not pursuant to any specific formula or principle.

The Membership Interest Purchase Agreement contained customary representations and warrants made by the CO Purchaser, McShane and the Company, including, but not limited to, representations and warranties by us with respect to the capitalization, financial condition, liabilities, tax matters and legal proceedings of, or relating to, Converted Organics. We and the CO Purchaser also agreed to indemnify one another for breaches of representations, warranties and covenants contained in the Membership Interest Purchase Agreement, subject to certain limitations contained in the Membership Interest Purchase Agreement.

Appointment of CFO; Executive Employment Agreements

On November 11, 2014, Michael D. Noonan was appointed our Chief Financial Officer and Treasurer.  In connection with Mr. Noonan’s appointment as Chief Financial Officer and Treasurer, the Company and Mr. Noonan entered into an Amended and Restated Employment Agreement, dated November 11, 2014.

We also entered into an Amended and Restated Employment Agreement, dated January 14, 2015, with Philip Hartstein, our President and Chief Executive Officer.

Commencement of Trading on NASDAQ

On May 12, 2014, the Company’s common stock began trading on The NASDAQ Capital Market under the trading symbol “FNJN”.

Appointments of New Directors

On April 4, 2014, three new members, Glenn Daniel, Harry Kellogg and Michael Southworth, were appointed to our Board of Directors.  All three new Board members qualify as independent directors.

New Patent

On March 18, 2014, our subsidiary, Finjan, was issued a U.S. Patent No. 8,677,494 (the “’494 Patent”). The ‘494 Patent relates to proprietary malicious mobile code runtime monitoring systems and methods, designed to address potential network security threats through better recognition of malicious code segments passing through Internet infrastructure and networks to endpoint devices. The techniques described in the ‘494 Patent cover protection systems and methods offering security for one or more personal computers and/or other intermittently or persistently network accessible devices or processes. Specifically, the inventive aspects of the patent cover various defenses from undesirable or otherwise malicious operations of Java TN applets, ActiveX™ controls, JavaScript™ scripts, Visual Basic scripts, add-ins, and downloaded/uploaded programs which are often downloaded by users without considering the inherent security risks.

Patent Litigations

 See “Item 3. Legal Proceedings.”

Industry Trends and Outlook

We believe that 2015 will be an active year for patent law reform.  We believe that proponents of patent law reform, largely made up of individual or coalitions of powerful technology corporations, are, at its core, seeking severe statutory limitations on how companies — specifically those who own patents and do not make product covered by such patents — can enforce their patents against companies who make products.  The U.S. Congress is considering proposals from all constituents. In an effort to ensure fair and balanced protections for all good faith patent owners, our executives have dedicated time and resources to actively educate our lawmakers and existing and prospective stakeholders on how certain proposed reforms could harm individual inventors, startups, small companies, the licensing industry and therefore, U.S. innovation and the U.S. economy as a whole.

Further, since the enactment of the American Invents Act ("AIA") on September 16, 2011, several aspects of the patent law have been interpreted by the courts, including what constitutes patentable subject matter, inducement of infringement, and (attorney) fee-shifting to the non-prevailing party in the context of litigation, among other issues.  Moreover, under AIA, patents previously granted by the USPTO may be reviewed through post-patent grant proceedings such as reexamination or IPRs.  It is becoming a trend, if not a practice, for accused infringers to petition for reexaminations or inter partes review of asserted patents as these proceedings may give the petitioner “two bites at the apple.”  The outcome of the proceedings can range from decisions favorable to the patent holder, favorable to both parties, or favorable to the petitioner.  If the outcome is the latter, the value of the challenged patent can be materially reduced or extinguished.  Thus, patent rights, including enforcement of such rights against unauthorized use is inherently subject to uncertainties.

We also believe cybersecurity issues will be a very active sector in 2015.  Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens.  We have recently seen a number of successful cybersecurity breaches targeting high profile victims.  The full extent of the cost and damage associated with these attacks may not be know for some time. Nonetheless, these attacks are expected to continue and significantly increase, along with their associated and sometimes unprecedented costs.  In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim.  These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will led to increased spending on cybersecurity infrastructure, including hardware and software, as well as cybersecurity consulting services.

Comparability to Future Results

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of our recent or future results. In addition to the factors described below, please see Item 1A. “Risk Factors” for additional factors that may affect our operating results.

Fluctuations of Income, Expenses and Cash Flows Related to Licensing and Enforcement

Our licenses and judgments may not be recurring, and are not necessarily indicative of the income or cash flows that we expect to generate in the future from our existing technology portfolio or otherwise. We expect income, expenses and cash flows related to patent enforcement to be unpredictable and to fluctuate significantly from period to period. A number of factors, many of which are beyond our control, may affect the timing and amount of our income and cash flows related to patent licensing and enforcement actions, including, but not limited to, trial dates, the strength of our claims and likelihood of achieving an acceptable license on settlement, the timing and nature of any appeals and our ability to collect on any favorable judgments. Significant fluctuations in our income and cash flows may make our business difficult to manage and adversely affect our business and operating results. We do not recognize income from our licensing and enforcement actions until the terms are fixed and determinable or litigation is finalized (whether resolved at trial or in a settlement).

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

Public Company Expenses

As a result of the Merger, Finjan became a public company on June 3, 2013, and our common stock began trading on The NASDAQ Capital Market in May 2014. Finjan’s operating results as a private company do not reflect certain increased expenses that we incur, and will continue to incur, as a public company with listed securities, including legal and accounting fees and other general and administrative expenses related to, among other things, establishing and maintaining more comprehensive compliance and governance functions, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and complying with federal securities laws. We have also incurred additional costs associated with compensation of non-employee directors and costs associated with the retention of full-time executives, employees and consultants to operate our web and network cybersecurity technology business and to comply with our obligations as a public company. In addition, the cost of director and officer liability insurance has increased compared to costs incurred by Finjan prior to becoming a public company. Any of the foregoing costs could continue to increase as we pursue our growth strategy. In light of these costs and the changes in our management, business and growth strategy that resulted from the Merger, the costs that we incurred prior to the Merger may not be indicative of the costs we incur as a post-Merger public company and will continue to incur in the future.

Stock-Based and Other Executive Compensation

Since the Merger, our Board of Directors has adopted the Finjan Holdings, Inc. 2014 Incentive Compensation Plan (the “2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance.  A total of 374,504 restricted stock units and 25,000 stock options are outstanding as of December 31, 2014 under the 2014 Plan.  An additional 1,476,887 options remain outstanding as of December 31, 2014 under the Finjan Holdings, Inc. 2013 Global Share Option Plan and Israeli Sub-Plan (the “2013 Option Plan”). We expect that future equity-based awards will be made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

Since the Merger, we have significantly increased the number of our employees to help execute our strategy in the web and network cybersecurity business and support our public company functions, and expect to hire additional employees in both capacities.  Accordingly, we will continue to incur compensation expenses in future periods that Finjan did not incur during the historical period presented in its financial statements.

Financing Activities and Other One-Time Events Prior to the Merger

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

These one-time events have had, or can be expected to have, a significant effect on the comparability of our recent or future results.

Results of Operations

Continuing Operations

We continue to operate our web and network cybersecurity technology business by granting licenses to our patented technologies and obtaining settlements reached from enforcement programs. The Company does not grant, at this time, technology or software end-user licenses.

Year ended December 31, 2014 compared with the year ended December 31, 2013

We recognized approximately $5.0 million of revenue from continuing operations during the year ended December 31, 2014.  We did not recognize any revenue in 2013. Our revenue for the year ended December 31, 2014 was derived from a license agreement that we entered into on September 24, 2014 with a third-party against whom we had filed a patent infringement lawsuit.  Pursuant to this agreement, we agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement.

Under the license agreement, we are entitled to receive a license fee of $8 million payable in four installments.  The first installment of $3 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2 million was received on January 16, 2015, the third installment of $2 million is payable on or before January 15, 2016, and the fourth and final installment of $1 million is payable on or before January 13, 2017.  We recognized approximately $5.0 million of the $8.0 million license fee as revenues for the year ended December 31, 2014. We did not enter into any license agreements during 2013.

We incurred operating expenses of approximately $13.8 million and $7.0 million for the years ended December 31, 2014 and 2013, respectively. Our operating expenses consisted primarily of legal fees and general and administrative expenses, including stock-based compensation, consulting and other professional fees. During the year ended December 31, 2014, total operating expenses increased by approximately $6.8 million, or 97%, to $13.8 million, as compared to the year ended December 31, 2013. The increased costs were primarily due to a $4.0 million increase in costs incurred in relation to pending litigation, approximately a $0.9 million increase related to consultancy costs, and a $0.4 million increase in corporate legal expenses. The Company also hired new employees during the second half of 2013 and during 2014, resulting in increased salaries and benefits of approximately $1.0 million during the year ended December 31, 2014, as compared to the prior fiscal year.

We recognized other income of approximately $1.0 million in each of the years ended December 31, 2014 and 2013.  Other income was derived primarily from gain on settlements. Our gain on settlements, net of legal costs, of approximately $1.0 million during each of the years ended December 31, 2014 and 2013 represented the second and third of three equal installment payments payable from one of the two parties in the 2010 Litigation.

Our interest income decreased by less than $0.1 million, or 41%, to approximately $0.9 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Interest income decreased due to the lower average cash balance on hand during 2014, as  compared to 2013.

Our income tax provision for the year ended December 31, 2014 decreased $0.27 million, or 102%, to a tax expense of $0.01 million, as compared to the year ended December 31, 2013, due to change in the valuation of the deferred tax assets on disposal of Converted Organics during the year ended December 31, 2014 compared to the same period in 2013.

Year ended December 31, 2013 compared with the year ended December 31, 2012

We did not have any revenues or cost of revenues for the year ended December 31, 2013.

During the year ended December 31, 2013, total operating expenses increased by approximately $4.3 million, or 154%, to $7.0 million, as compared to the year ended December 31, 2012.  Our operating expenses for the year ended December 31, 2013 consisted primarily of legal fees, general and administrative expenses, including stock-based compensation, consulting and other professional fees, and transaction costs associated with the Merger.  The increased costs were primarily due to $2.6 million incurred in relation to pending litigation, approximately $0.8 million related to the one-time merger transaction costs, $0.8 million in corporate legal expenses, $0.2 million in accounting and consulting fees and $0.1 million in stock registration fees and various other costs related to being a public company. The Company also hired new employees in 2013 resulting in increased salaries and benefits of approximately $0.6 million.

Our gain on settlements, net of legal costs decreased by approximately $76.4 million, or 99%, to $1.0 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The decrease was primarily due to our entry into settlements in 2012 with two of the parties in the 2010 Litigation. Pursuant to such settlements, in 2012, we received net proceeds of approximately $76.5 million (gross proceeds of $85.0 million less contingent legal fees of $8.5 million) from one of the defendants and $1.0 million in cash proceeds (representing the first of three equal installment payments payable over 18 months from the date of settlement) and securities with a fair value as of the settlement date of approximately $8.4 million from the second defendant. In 2013, we received the second installment payment of $1.0 million. The remaining amounts due under the litigation settlement will be recognized when payment is received, as collectability is not reasonably assured.

Our other income decreased by approximately $3.1 million, or 100%, to less than $0.1 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The decrease was due to securities received in exchange for modifying a perpetual license agreement originally entered into on November 2, 2009 with a fair value of approximately $3.1 million during 2012.

Our interest income decreased by less than $0.1 million, or 7%, to approximately $0.2 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Interest income decreased due to the lower average cash balance on hand during 2013, as compared to 2012.

The significant fluctuation in our income for the year ended December 31, 2013, as compared to our income for the 2012 fiscal year, reflects the fact that our settlements are non-recurring and, as a result, income for these periods is not necessarily indicative of the income we will achieve in the future.

Our income taxes for the year ended December 31, 2013 decreased $27.1 million, or 103%, to a tax benefit of $0.3 million, as compared to the year ended December 31, 2012, due to limited cumulative taxable operations of the Company in certain local jurisdictions compared to the same period in 2012.

Discontinued Operations

Our board of directors approved the sale of Converted Organics in 2014.  Results from the sale have been reported as discontinued operations because we no longer have any significant continuing involvement with, or cash flows from, this segment.

Loss from the discontinuation of Converted Organics was:

	For the Years Ended December 31
	2014	2013

Revenue	1,300	744
Expenses	(1,623)	(1,223)

Loss from discontinued
operation	(323)	(479)

Liquidity and Capital Resources

Overview

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to the litigations in process and any other litigation we pursue.  We also expect to require significant capital resources to maintain our issued patents, prosecute our patent applications, acquire new technologies as part of our growth strategy, and attract and retain qualified personnel on a full-time basis.

In addition, on November 21, 2013, we made a $5 million commitment to invest in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies, of which $4 million remains outstanding. The fund can make a call on our remaining $4 million commitment at any time until 2018.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

The Company leases corporate headquarters in Silicon Valley, and offices in New York, New York and Menlo Park, California. Under the terms of the three leases, the Company owes minimum lease obligations of $2.6 million over the life of the leases, of which $1.5 million is for the Silicon Valley headquarters lease.   All operations and personnel at the existing Menlo Park office relocated to 2000 University Avenue during the first quarter of 2015.  All operations and personnel at our New York office will transition to the Silicon Valley office on June 30, 2015.   The Company will seek to sublease the Menlo Park office for the remaining duration of the lease.  Similarly, the Company will seek to sublease the New York office for the remaining duration of the lease, once the transition is complete.   The Company expects to pay $0.3 million in lease payments for the Silicon Valley headquarters over the next 12 months.  If we are unsuccessful in subleasing the New York and Menlo Park offices, the Company would additionally pay $0.3 million in lease payments for the New York and Menlo Park offices over the next 12 months.

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

As of December 31, 2014, we had approximately $17.5 million of cash and cash equivalents and $17.1 million of working capital. The decrease in our cash and cash equivalents of approximately $7.1 million from $24.6 million is primarily attributable to approximately $10.8 million used in operations and $0.5 million capital call from the venture capital fund the company invests in offset by approximately $3 million received from a license agreement and $0.7 million from the sale of  Converted Organics.

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

Cash flows for the year ended December 31, 2014

Operating Activities:  Finjan’s net cash used in operating activities decreased by $25.4 million, or 77%, to $7.4 million of cash used in operating activities during the year ended December 31, 2014, as compared to the year ended December 31, 2013. During the year ended December 31, 2013, we used cash of approximately $25.3 million to pay income taxes. Taxes paid during the year ended December 31, 2014 were not material.

Investing activities:  During the year ended December 31, 2014, our investing activities provided approximately $0.15 million, as compared to $0.03 million of cash used by investing activities during the year ended December 31, 2013. Cash used by investing activities during the year ended December 31, 2014 primarily related to the $0.5 million cash call by the Israeli limited liability partnership in which the Company has invested.  This was offset by proceeds of $0.7 million from the sale of Converted Organics.

Financing activities:  During the year ended December 31, 2014, we used approximately $0.13 million in financing activities, as compared to $34.1 million used in financing activities during the year ended December 31, 2013. The decrease in cash used in financing activities is primarily attributable to the repayment of $33.9 million of intercompany indebtedness due to FSI during the year ended December 31, 2013.

Cash flows for the year ended December 31, 2013

Operating Activities:  Finjan’s net cash provided by operating activities decreased by $100.3 million, or 149%, to $32.8 million of cash used in operating activities during the year ended December 31, 2013, as compared to the year ended December 31, 2012. Such decrease is primarily attributable to Finjan’s receipt of approximately $77.5 million of cash proceeds as a result of a settlement, net of contingency fees, and an installment payment related to the settlement agreement entered into by the Company during 2012, partially offset by $2.8 million of legal costs and general and administrative expenses. During the year ended December 31, 2013, we used cash of approximately $25.3 million related to the payment of income taxes. The significant fluctuation in our cash flows from operating activities for the year ended December 31, 2013, as compared to our cash flows from operating activities for the 2012 fiscal year, reflects the fact that our settlements are non-recurring and, as a result, cash flows from operating activities for these periods are not necessarily indicates of the income we will achieve in the future.

Investing activities:During the year ended December 31, 2013, we used approximately $0.03 million in investing activities, as compared to $1.3 million of cash used in investing activities during the year ended December 31, 2012. Cash provided by investing activities during the year ended December 31, 2013 primarily related to the $0.52 million of proceeds from notes receivable acquired through the Merger, which was offset by an investment of $0.5 million in an Israeli limited liability partnership. Cash used in investing activities during the year ended December 31, 2012 related to our purchase of M86 securities which, were distributed to FSI during 2013, prior to the Merger.

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

Contractual Obligations

The following table summarizes, as of December 31, 2014, the Company's contractual obligations for the next five years and thereafter:

	Payments due by Period (In thousands)
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Operating Lease Obligations:	$630	$1,507	$459	$-	$2,596

Other Long-Term Liabilities:
Capital Commitments not Called	1,000	3,000	-	-	4,000

Total	$1,630	$4,507	$459	$-	$6,596

Subsequent to December 31, 2014, the Company signed a sublease agreement dated January 7, 2015, pursuant to which the Company will sublease office space in Palo Alto, California through September 30, 2018 as its new corporate headquarters. From the commencement date, the Company owes an initial annual rent of $424,536, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rental rate is subject to an approximately 3.0% increase at each anniversary of the commencement date during the term.  These lease payments are not reflected in the table above. The aggregate future minimum payments related to the lease is approximately $1.5 million.

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

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below. We consider our most critical accounting policies and estimates to be revenue recognition, gain on settlements, valuation of long lived assets, stock based compensation and accounting for business combinations-acquisition method accounting.

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

Monetization of patented technologies by licensing through a negotiated agreement and/or enforcement of such patented technologies by a court of law is the main source of our income. Licenses achieved by ordinary business negotiations where a fair value of the license is determined by the Company is recognized as revenue. Due to our unique business, it is often necessary to file patent infringement litigation against users of our patented technologies as part of the licensing and enforcement activities. We may enter into certain settlements of patent infringement disputes once litigation commences. The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element using the residual method. Elements with fair values related to licensing agreement, royalty revenues, net of contingent legal fees, are recognized as revenue. When the Company is unable to determine the fair value of a license agreement or a settlement, the value of the license agreement or settlement is recognized as contra expense or gain on settlements in other income.

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

Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our part to maintain or upgrade the technologies, or provide future support or services. As such, the earnings process is complete and income is recognized upon the execution of the agreement, when collectability is reasonably assured and when all other income recognition criteria have been met.

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

Stock-based compensation expense is recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate. As such, we are required to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. We consider several factors in connection with our estimate of pre-vesting forfeitures, including types of awards, employee class, and historical pre-vesting forfeiture data. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised. The Company granted options to a small number of employees and consultants. Approximately 8.6% of stock options granted were forfeited during the year ended December 31, 2014 due to employee termination and retirement. This forfeiture rate was used in calculating the stock-compensation expense. The Company will continue to monitor its expectations on an ongoing basis and revise this assumption as future circumstances dictate.

If actual results differ significantly from these assumption, stock-based compensation expense and our results of operations could be materially impacted.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

On June 19, 2014, Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is expected not to have a material impact on our consolidated financial position and results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products and services are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements  (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendment changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. This ASU is effective in the first quarter of 2015 and we are currently evaluating the impact of adopting the new standard on its consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of December 31, 2014, totaled $17.5 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2014, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting of continuing operations as of December 31, 2014. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on this assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm, as stated in its attestation report which is included herein.

Changes in Internal Control over Financial Reporting

The following is a description of material weaknesses as described in our Annual Report on Form 10-K for the year ended December 31, 2013, and the remedial actions taken by management during  the year ended December 31, 2014:

•
Insufficient controls over the Revenue process at the Finjan entity, primarily due to a lack of readily available documentation to support the computations utilized in the Company’s fair value assessment of the component elements of its litigation settlements and judgment award entered into its favor during the year ended December 31, 2013.

During the year ended December 31, 2014, management hired individuals with the necessary technical accounting expertise to ensure that complex revenue transactions are recorded in accordance with Generally Accepted Accounting Principles in the United States.

Management has implemented a process in which all relevant data required to establish and support the fair value components of the litigation settlements and judgments is properly reviewed, approved and maintained.

Management believes that changes in internal control necessary to correct this weakness have been implemented, and testing to confirm operating effectiveness for this control was successfully performed as of December 31, 2014.

•
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

Management enhanced inventory reporting to include detailed inventory reports that are reviewed and approved by management.

Management believes that changes in internal control necessary to correct this weakness were implemented prior to the sale of the Converted Organics entity on December 4, 2014.

•
Insufficient controls over the Revenue process at the Company’s Converted Organics entity, acquired on June 3, 2013 primarily related to a lack of control activities to ensure that all sales transactions were recorde

Management implemented the use of a sales order log which is reconciled to sales recorded at the end of each period to ensure that all revenue earned during the period has been recorded.

Management believes that changes in internal control necessary to correct this weakness were implemented prior to the sale of the Converted Organics entity on December 4, 2014.

Except as has been described above, there has been no material change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the
Board of Directors and Shareholders of
Finjan Holdings, Inc.

We have audited Finjan Holdings, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Finjan Holdings, Inc. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014, 2013 and 2012 of the Company and our report dated March 11, 2015 expressed an unqualified opinion on those financial statements.

/s/ Marcum llp

Marcum llp
New York, NY
March 11, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2015 (the “Proxy Statement”) under the captions “Directors, Management and Corporate Governance.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1 — Corporate Information and History — Corporate Information.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Voting Securities of Certain Beneficial Owners and Management” and “Compensation—Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Directors, Management and Corporate Governance —Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Matters.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of June 3, 2013, by and among Converted Organics, Inc. (now known as Finjan Holdings, Inc.) (the “Company”), COIN Merger Sub, Inc., and Finjan, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed June 3, 2013)

3.1	Amended and Restated Certificate of Incorporation of the Company, effective July 10, 2014 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed July 11, 2014)

3.2	Amended and Restated Bylaws, adopted July 10, 2014 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed July 11, 2014)

10.1
Form of Registration Rights Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed June 3, 2013)

10.2
Form of Lock-Up Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed June 3, 2013)

10.3
Amended and Restated Employment Agreement, dated January 14, 2015, between Finjan Holdings, Inc. and Philip Hartstein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed  January 16, 2015)#

10.4	Employment Agreement, dated as of July 5, 2013, by and between the Company and Philip Hartstein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 12, 2013)#

10.5
Amended and Restated Employment Agreement, dated November 11, 2014, between Finjan Holdings, Inc. and Michael Noonan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed  November 12, 2014)#

10.6
Amended and Restated Employment Agreement, dated October 30, 2014, between Finjan Holdings, Inc. and Shimon Steinmetz (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 31, 2014)#

10.7	Employment Agreement, dated as of July 5, 2013, by and between the Company and Shimon Steinmetz (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 12, 2013)#

10.8	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)#

10.9	Form of Option Award under the Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed March 14, 2014)#

10.10	Finjan Holdings, Inc. 2014 Incentive Compensation Plan, dated July 10, 2014 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.11	Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.12
Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.13	Summary of Director Compensation (incorporated by reference to our Current Report on Form 8-K filed April 8, 2014)#

10.14
Sublease, dated March 10, 2014, by and between Finjan Holdings, Inc. and Investor Growth Capital, Inc. Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 24, 2014)

Exhibit Number	Exhibit Description

10.15
Agreement of Lease, dated as of September 9, 2013, by and between the Finjan Holdings, Inc. and 122 East 42nd Street, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 24, 2014)

10.16
Sublease Agreement, dated January 7, 2015, between Finjan Holdings, Inc .and Tribune Media Company (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed September 11, 2013)

10.17
Membership Interest Purchase Agreement between Finjan Holdings, Inc. and Converted Organics, LLC, dated December 4, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 9, 2014)

16.1	Letter From Moody, Famiglietti & Andronico, LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to our current report on Form 8-K filed June 3, 2013)

21.1	Subsidiaries of Finjan Holdings, Inc.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

101.INS	XBRL Instance Document*+

101.SCH	XBRL Taxonomy Extension Schema Document*+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+
______________
*	Filed herewith.

†
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+
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

FINJAN HOLDINGS, INC.

Date: March 11, 2015	By:	/s/ Philip Hartstein
Philip Hartstein
President & Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2015	By:	/s/ Michael Noonan
Michael Noonan
Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric Benhamou	Director	March 11, 2015
Eric Benhamou

/s/ Daniel Chinn	Chairman	March 11, 2015
Daniel Chinn

/s/ Glenn Daniel	Director	March 11, 2015
Glenn Daniel

/s/ Michael Eisenberg	Director	March 11, 2015
Michael Eisenberg

/s/ Harry Kellogg	Director	March 11, 2015
Harry Kellogg

/s/ Michael Southworth	Director	March 11, 2015
Michael Southworth

/s/ Alex Rogers	Director	March 11, 2015
Alex Rogers

/s/ Philip Hartstein	President& Chief Executive Officer	March 11, 2015
Philip Hartstein	(Principal Executive Officer)

/s/ Michael Noonan	Chief Financial Officer& Treasurer	March 11, 2015
Michael Noonan	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated as of June 3, 2013, by and among Converted Organics, Inc. (now known as Finjan Holdings, Inc.) (the “Company”), COIN Merger Sub, Inc., and Finjan, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed June 3, 2013)

3.1	Amended and Restated Certificate of Incorporation of the Company, effective July 10, 2014 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed July 11, 2014)

3.2	Amended and Restated Bylaws, adopted July 10, 2014 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed July 11, 2014)

10.1
Form of Registration Rights Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed June 3, 2013)

10.2
Form of Lock-Up Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 to our current report on Form 8-K filed June 3, 2013)

10.3
Amended and Restated Employment Agreement, dated January 14, 2015, between Finjan Holdings, Inc. and Philip Hartstein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed  January 16, 2015)#

10.4	Employment Agreement, dated as of July 5, 2013, by and between the Company and Philip Hartstein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 12, 2013)#

10.5
Amended and Restated Employment Agreement, dated November 11, 2014, between Finjan Holdings, Inc. and Michael Noonan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed  November 12, 2014)#

10.6
Amended and Restated Employment Agreement, dated October 30, 2014, between Finjan Holdings, Inc. and Shimon Steinmetz (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 31, 2014)#

10.7	Employment Agreement, dated as of July 5, 2013, by and between the Company and Shimon Steinmetz (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed July 12, 2013)#

10.8	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)#

10.9	Form of Option Award under the Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed March 14, 2014)#

10.10	Finjan Holdings, Inc. 2014 Incentive Compensation Plan, dated July 10, 2014 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.11	Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.12
Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.13	Summary of Director Compensation (incorporated by reference to our Current Report on Form 8-K filed April 8, 2014)#

10.14
Sublease, dated March 10, 2014, by and between Finjan Holdings, Inc. and Investor Growth Capital, Inc. Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 24, 2014)

Exhibit Number	Exhibit Description

10.15
Agreement of Lease, dated as of September 9, 2013, by and between the Finjan Holdings, Inc. and 122 East 42nd Street, LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 24, 2014)

10.16
Sublease Agreement, dated January 7, 2015, between Finjan Holdings, Inc .and Tribune Media Company (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed September 11, 2013)

10.17
Membership Interest Purchase Agreement between Finjan Holdings, Inc. and Converted Organics, LLC, dated December 4, 2014 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 9, 2014)

16.1	Letter From Moody, Famiglietti & Andronico, LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to our current report on Form 8-K filed June 3, 2013)

21.1	Subsidiaries of Finjan Holdings, Inc.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

101.INS	XBRL Instance Document*+

101.SCH	XBRL Taxonomy Extension Schema Document*+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+
______________
*	Filed herewith.

†
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+
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

To the Audit Committee of the
Board of Directors and Shareholders of
Finjan Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Finjan Holdings, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2014, 2013 and 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finjan Holdings, Inc. as of December 31, 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2014, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Finjan Holdings Inc.’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 11, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum llp

Marcum llp
New York, NY
March 11, 2015

FINJAN HOLDINGS, INC.
Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$17,505	$24,580
Accounts receivable, net	2,016	13
Prepaid expenses and other current assets	112	99
Current assets related to discontinued operations	—	140
Total current assets	19,633	24,832
Property and equipment, net	66	60
Investments	1,000	500
Non-current assets related to discontinued operations	—	2,555

Total Assets	$20,699	$27,947

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,675	$416
Accounts payable - related parties	100	15
Accrued expenses	800	282
Accrued income taxes	—	4
Current liabilities related to discontinued operations	—	168

Total current liabilities	2,575	885
Deferred tax liabilities related to discontinued operations	—	39

Total Liabilities	$2,575	$924

Commitments and contingencies
Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 22,448,098 and 22,368,453 shares issued and outstanding at December 31, 2014 and 2013	2	2
Additional paid-in capital	23,126	21,546
(Accumulated deficit) Retained earnings	(5,004)	5,475

Total Stockholders’ Equity	18,124	27,023

Total Liabilities and Stockholders’ Equity	$20,699	$27,947

See Notes to these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2014	2013	2012

Revenues	$4,998	$—	$—
Cost of revenues	800	—	—

Gross profit	4,198	—	—
Operating Expenses:
Selling, general and administrative	13,813	6,225	2,759
Transaction costs	—	790	—

Total operating expenses	13,813	7,015	2,759

Loss from operations	(9,615)	(7,015)	(2,759)

Other Income
Gain on settlements, net of legal costs	1,000	1,000	77,353
Settlement proceeds for modification of licensing agreement	—	—	3,116
Other income	—	9	—
Interest income	90	153	164

Total other income	1,090	1,162	80,633

(Loss) income from continuing operations before provision for income taxes	(8,525)	(5,853)	77,874
Income tax provision (benefit)	5	(260)	26,889
(Loss) income from continuing operations	(8,530)	(5,593)	50, 985
Discontinued Operations:
Loss from discontinued operations net of tax	(323)	(479)	—
Loss on disposal of Converted Organics net of tax	(1,626)	—	—
Loss from discontinued operations	(1,949)	(479)	—

Net (Loss) Income	$(10,479)	$(6,072)	$50,985

Net (loss) income per share from continuing
operations	$(0.38)	$(0.26)	$2.48
Net Loss per share from Discontinued Operations:
Net (loss) income per share from discontinued operations	(0.02)	(0.02)	—
Net (loss) per share from disposal of Converted Organics	(0.07)	—	—
Net (loss) income per share from discontinued
operations - Basic and Diluted	(0.09)	(0.02)	—
Net (Loss) Income Per Share:
Basic and Diluted	$(0.47)	$(0.28)	$2.48

Weighted Average Number of
Common Shares Outstanding:
Basic and Diluted	22,403,601	21,601,974	20,590,596

See Notes to these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statement of Stockholders’ Equity
For the Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In	(Accumulated Deficit) Retained
	Shares	Amount	Capital	Earnings	Total
Balance January 1, 2012	20,590,596	$2	$16,257	$(26,391)	$(10,132)
Tax provision contributed by former parent	—	—	1,564	—	1,564
Net income	—	—	—	50,985	50,985

Balance - December 31, 2012	20,590,596	2	17,821	24,594	42,417
Repurchase and retirement of common stock	(123,544)	—	(205)	—	(205)
Outstanding common stock of Converted Organics at time of exchange	89,473	—	131	—	131
Common stock issued in exchange for convertible notes, preferred stock and warrants	1,789,469	—	2,610	—	2,610
Amortization of stock option costs		—	1,156	—	1,156
Restricted stock awards granted	22,368	—	33	—	33
Dividend issued to former parent	—	—	—	(12,784)	(12,784)
Tax benefit contributed to former parent	—	—	—	(263)	(263)
Impact of share rounding as result of reverse stock split	91	—	—	—	—
Net loss	—	—	—	(6,072)	(6,072)

Balance - December 31, 2013	22,368,453	2	$21,546	$5,475	$27,023
Amortization of stock option costs	—	—	1,448	—	1,448
Proceeds from issuance of stock options	79,645	—	132	—	132
Net loss		—	—	(10,479)	(10,479)
Balance – December 31, 2014	22,448,098	$2	$23,126	$(5,004)	$18,124

See Notes to these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net (loss) income	$(10,479)	$(6,072)	$50,985
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on sale of subsidiary	1,626	—	—
Depreciation and amortization	14	241	—
Stock-based compensation expense	1,448	1,189	—
Shares received in settlement of litigation	—	—	(8,353)
Shares received in exchange for modification of license agreement	—	—	(3,116)
Tax provision contributed by Former Parent	—	(263)	1,564
Deferred tax liability related to discontinued operations	(39)	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,003)	152	—
Prepaid expenses and other current assets	(13)	(82)	(3)
Other non-current assets	—	(23)	—
Accrued expenses	518	(346)	68
Accounts payable	1,259	(2,331)	1,740
Accounts payable - related parties	85	(2)	2
Accrued income taxes	(4)	(25,321)	24,633
Net assets related to discontinued operations	227	76	----
Net Cash Provided by (Used in) discontinued operations	1,814	72	---

Net Cash Provided by (Used in) continuing activities	1,304	(26,786)	16,535

Net Cash (Used in) Provided By Operating Activities	(7,361)	(32,786)	67,520

Cash Flows From Investing Activities
Purchases of shares in investee	(500)	(500)	(1,601)
Proceeds from sale of shares in investee	—	—	286
Cash acquired through merger with Converted Organics	—	63	—
Proceeds from notes receivable acquired through merger with Converted Organics	—	517	—
Purchases of property and equipment	(21)	(111)	—
Proceeds from sale of Converted Organics	675	—	—

Net Cash Provided by(Used in) Investing Activities	154	(31)	(1,315)

Cash Flows From Financing Activities
Repayment of loan from Former Parent	—	(33,943)	(2,470)
Repurchase and retirement of common stock	—	(205)	—
Proceeds from exercise of stock options	132	—	—

Net Cash Provided by (Used in) Financing Activities	132	(34,148)	(2,470)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,075)	(66,965)	63,735
Cash and Cash Equivalents - Beginning	24,580	91,545	27,810

Cash and Cash Equivalents - Ending	$17,505	$24,580	$91,545

FINJAN HOLDINGS, INC.
Consolidated Statements of Cash Flows - Continued

(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for income taxes	$—	$25,331	$—

Non-cash investing and financing activities:
Distribution of investments as dividend	$—	$12,784	$—

Leasehold improvements financed	$—	$35	$—

Acquisition of Converted Organics
Assets acquired and liabilities assumed:
Cash and cash equivalents	$—	$63	$—
Accounts receivable	—	202	—
Inventory	—	128	—
Notes receivable	—	517	—
Other current assets	—	65	—
Property and equipment	—	928	—
Intangible assets - customer relationships	—	1,453	—
Goodwill	—	306	—
Accounts payable and accrued liabilities	—	(878)	—
Deferred tax liability	—	(43)	—

Total fair value of net assets acquired	$—	$2,741	$—

Common stock issued to acquire Converted Organics net assets	$—	$2,741	$—

See Notes to these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

ORGANIZATION

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation (formerly Converted Organics, Inc.), operates a web and cybersecurity technology business focused on licensing and enforcing its technology patent portfolio, through its wholly-owned subsidiary Finjan, Inc. (“Finjan”). Until December 4, 2014, the Company also operated an organic fertilizer business through its then wholly-owned subsidiary, Converted Organics of California, LLC (“Converted Organics”). The Company sold all its membership interest in Converted Organics on December 4, 2014 and no longer operates an organic fertilizer business.

Finjan was founded in 1997 as a wholly-owned subsidiary of Finjan Software Ltd. (“FSL”). FSL, together with its subsidiaries, sold enterprise web security solutions, including real-time and behavior-based malware prevention. In October 2003, FSL transferred all of its shares in Finjan to Finjan Software, Inc. (“FSI”). As a result of this transfer, Finjan became a wholly-owned subsidiary of FSI (the “Former Parent”). On December 8, 2010, Finjan, Inc. changed its name to FI Delaware, Inc. On October 22, 2012, FI Delaware, Inc. changed its name back to Finjan, Inc.

In October 2009, the Former Parent sold its portfolio of intellectual property to Finjan. In November 2009, the Former Parent sold certain assets, (including assets belonging to Finjan), and Finjan granted a patent license to M86 Security Inc. (“M86”) for 7,075,629 shares of M86 common stock, of which 1,548,148 were issued to Finjan and the balance of which were issued to the Former Parent. In connection with that transaction, and subsequent to November 2009, the Former Parent and its remaining subsidiaries ceased the development, marketing and sale of its products, but retained all patents and related rights. In March 2012, M86 entered into a business combination with Trustwave Holdings, Inc. (“Trustwave”) and Finjan exchanged its interest in M86 for shares of the common stock of Trustwave. In conjunction with that transaction, in March 2012, Finjan granted Trustwave a non-exclusive license to use certain of Finjan’s technology, which license is fully paid unless certain conditions are satisfied, in which case Finjan may be entitled to receive additional payments from Trustwave. In exchange for modifying the license received from M86, Finjan received 224,000 additional shares of Trustwave Class A common stock.

In February 2013, Finjan distributed its interests in securities issued by two unaffiliated entities which it previously held to the Former Parent, and made a payment of cash in an amount sufficient to repay and satisfy in full an intercompany loan from the Former Parent to Finjan. Following that distribution, the Board of Directors and stockholders of the Former Parent approved the dissolution of, and plan of liquidation for FSI that resulted in, among other things, the distribution of all outstanding Finjan common stock to certain of the Former Parent ’s stockholders, whereby Finjan ceased to be a subsidiary of the Former Parent.

REVERSE MERGER

On June 3, 2013, Converted Organics, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Finjan. Effective June 3, 2013 and pursuant to the Merger Agreement, a wholly-owned subsidiary merged with and into Finjan and Finjan became a wholly-owned subsidiary of Converted Organics, Inc. (the “Merger”). Concurrent with the Merger, Converted Organics, Inc.’s name was changed to Finjan Holdings, Inc.

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

Unless otherwise indicated or the context otherwise requires, references to “Finjan Holdings,” or “the Company” refer to Finjan Holdings, Inc.,and its consolidated subsidiaries.

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

Under generally accepted accounting principles in the United States (“U.S. GAAP”), because Finjan’s former stockholders received the greater portion of the voting rights in the combined entity and Finjan’s senior management represents all of the senior management of the combined entity, the Merger was accounted for as a reverse acquisition under the acquisition method of accounting for business combinations, with Finjan treated as the acquiring company in the Merger for accounting purposes. Accordingly, the assets and liabilities and the historical operations that are reflected in Finjan Holdings consolidated financial statements are those of Finjan and are recorded at the historical cost basis of Finjan. The results of operations of the acquired Converted Organics business have been included in the consolidated statement of operations since the date of Merger. For additional information regarding the Merger, see Note 4.

Unless otherwise indicated or the context otherwise requires, references to “Finjan Holdings,” or “the Company” refer to Finjan Holdings, Inc., and its consolidated subsidiaries. Disclosures relating to the pre-merger business of Finjan Holdings, Inc., unless noted as being the business of Converted Organics prior to the Merger, pertain to the business of Finjan prior to the Merger.

At the effective time of the Merger, shares of Finjan stock were converted into a total of 20,467,052 shares of Finjan Holdings common stock. The stockholders of the Company prior to the effective time of the Merger continued to hold 89,473 shares of Company common stock. In addition, certain Company indebtedness was exchanged for an aggregate of 1,789,469 shares of Company common stock in connection with the Merger. Finally, an aggregate of 22,368 shares of Company common stock were issued to the former chief executive officer and former chief financial officer of Converted Organics, Inc. in connection with the termination of their severance agreements. During the year ended December, 2013, the Company incurred $790,000 in transaction costs related to the Merger, which primarily consisted of legal and accounting expenses. These expenses were recorded as transaction costs in the accompanying consolidated statements of operations.

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

DISCONTINUED OPERATIONS

On December 4, 2014, the Company sold all its membership interest in Converted Organics, a wholly-owned subsidiary through which the Company operated its organic fertilizer business, to Converted Organics, LLC (the “CO Purchaser”). The sale was effected pursuant to a Membership Interest Purchase Agreement (the "Purchase Agreement"), dated December 4, 2014.

In accordance with the Purchase Agreement, at the closing, the CO Purchaser paid the Company $675,000 in cash. As a result of the sale of Converted Organics, the Company no longer operates an organic fertilizer business. The Company continues to operate its web and cybersecurity technology as its only line of business.

The acting manager of Converted Organics prior to the sale owns a minority interest in the CO Purchaser. Except for the Company's previous relationship with the acting manager, none of the Company, its officers, directors or affiliates has any relationship with the CO Purchaser, and the amount of consideration paid to the Company in connection with the transaction was determined by arms-length negotiations between the Company and the CO Purchaser, and not pursuant to any specific formula or principle.

The Company reclassified the operations applicable for Converted Organics to discontinued operations for all periods presented. The transaction resulted in a pre-tax and after tax loss of $1.6 million on the disposal of Converted Organics in the last quarter of 2014, which was included in loss from discontinued operations.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's board of directors approved the sale of, and the Company sold, its subsidiary Converted Organics on December 4, 2014. Results from the sale have been reported as discontinued operations because the Company has taken a strategic shift to move forward without Converted Organics and the Company no longer has any continuing involvement with, or cash flows from, this segment.

Loss from the discontinued operations was as per the following table:

	For the Years Ended
	December 31,
	2014	2013	2012
	(In thousands)
Revenue	$1,300	$744	$-
Expenses	(1,623)	(1,223)	-
Loss from discontiued operations	(323)	(479)	$-
Loss on disposal	(1,626)	-	-
Net Loss from discontinued operations	$(1,949)	$(479)	$-

The assets and liabilities related to discontinued operations for the year ended December 31, 2013 were as follows:

December 31, 2013
Current Assets:
Cash and cash equivalents	$18
Accounts receivable, net	37
Inventories	34
Prepaid expenses and other current assets	51
Total current assets	140

Non-Current Assets:
Property and equipment, net	$893
Intangible assets, net	1,333
Goodwill	306
Other non-current assets	23
Total Non-Current Assets	$2,555

Current Liabilities:
Accounts payable	$79
Accrued expenses	54
Other current liabilities	35
Total current liabilities	$168

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

The results of the acquired Converted Organics business and the estimated fair market values of the assets acquired and liabilities assumed have been included in the consolidated financial statements of the Company since the date of the Merger.

RECLASSIFICATIONS

Where applicable, certain prior period amounts have been reclassified for comparative purposes to conform to the fiscal 2014 presentation. These reclassifications have no impact on the previously reported net (loss) income.

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

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts. As of December 31, 2014 and 2013, substantially all of the Company’s cash and cash equivalents are uninsured.

As of December 31, 2014, a single licensee of Finjan accounted for principally all of the Company’s accounts receivable balance. Accounts receivable balance at December 31, 2013 was deminimis.

During 2014, principally all of the revenues generated by the Company were from a single license agreement. The Company did not have revenue for the year ended December 31, 2013.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company does not currently require any collateral for accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Bad debt expense for the three years ended December 31, 2014, 2013 and 2012 was not material. The allowance for doubtful accounts as of December 31, 2014 and 2013 was also not material.

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or the estimated useful economic lives of the related assets using the straight-line method. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PATENTS

The Company owns or possesses licenses to use its patents. The Company’s patent costs were fully amortized prior to January 1, 2012. The costs of maintaining patents are expensed as incurred. Patents as of December 31, 2014 and 2013 are as follows:

	As of December 31,
	(In thousands)
	2014	2013
Patents	$18,052	$18,052
Less: accumulated amortization	(18,052)	(18,052)

Total	$—	$—

INVESTMENTS

Investments in common and preferred stock in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method and are classified as non-current assets. Significant influence is presumed to exist when the Company holds more than 20% of the investee’s voting instruments. Other investments that are not controlled, and over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. All of the Company’s investments as of December 31, 2014 and 2013 are accounted for under the cost method.

IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER ACQUIRED INTANGIBLE ASSETS

Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is estimated based on the best information available and by making necessary estimates, judgments and projections. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As of December 31, 2014, the Company has not identified any such impairments.

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

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue results from grants of licenses to its patented cyber-security technology and settlements reached from legal enforcement of the Company’s patent rights. The Company does not grant, at this time, technology or software end-user licenses. Revenue is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided license fees are fixed or determinable and collectability is reasonably assured. The fair value of licenses achieved is recognized as revenue.

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

NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is based upon the weighted-average number of common shares outstanding. Diluted net (loss) income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding. Basic and diluted net (loss) income per common share were computed as follows:

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive and consist of the following:

	December 31,
	2014	2013

Stock Options	1,430,559	1,625,476
Restricted Stock Units	374,504	-
Warrants*	-	-
Total	1,805,063	1,625,476

*
As of December 31, 2014, all warrants have expired and none are outstanding or exercisable. Warrants were exercisable for less than one share of common stock at December 31, 2013 and were therefore anti-dilutive, as a result of the 1-for-10 reverse stock split that we effected on November 8, 2011, the 1-for-500 reverse stock split that we effected on March 5, 2012, the 1-for-500 reverse stock split that we effected on June 3, 2013 and the 1-for-12 reverse stock split we effected on August 22, 2013. The warrants were subject to further adjustments in the, which may have the effect of increasing or decreasing the exercise price and the number of shares issuable upon exercise of the warrants.

The company did not have potentially dilutive common shares from employee equity plans and warrants as of December 31, 2012.

INCOME TAXES

The Former Parent files its consolidated income tax returns in the U.S. federal jurisdiction and has filed consolidated income tax returns in the state of California through 2010. The Former Parent’s federal income tax returns for tax years after 2009 remain subject to examination by the federal tax authorities. The Former Parent did not file separate income returns for its wholly-owned subsidiary. The Former Parent’s state income tax returns for tax years after 2009 remain subject to examination by the state tax authorities. Since 2013, the Company files consolidated income tax returns in the U.S federal jurisdiction and has operations in New York and California. The federal and state income tax returns for the tax years 2013 and 2014 remain subject to examination for federal and state taxes.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. As of December 31, 2014 and 2013, no liability for unrecognized tax benefits was required to be reported. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses. There were no amounts accrued for penalties or interest as of, or during the years ended December 31, 2014, 2013 and 2012.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to  continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

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

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products and services are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements  (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendment changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. This ASU is effective in the first quarter of 2015 however, the Company is currently early adopting the standard on its consolidated financial statements for the year ended December 31, 2014.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 3 – PROPERTY AND EQUIPMENT

The components of property and equipment at were as follows (in thousands):

	For the Years Ended December 31,
	2014	2013
	(In thousands)
Office equipment and furniture	84	63
Less accumulated depreciation	(18)	(3)
Property and equipment	$66	$60

Depreciation expense for the years ended December 31, 2014 and 2013 was approximately $15,000 and $3,000 per year, respectively. The Company did not have fixed assets or depreciation expense for the year ended December 31, 2012.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS

On November 21, 2013, the Company made a $5 million commitment to invest in an Israel–based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies. As of December 31, 2014, $4 million remains outstanding in this commitment. If and when the Company funds the entire amount of the investment, the investment will be less than a 10% limited partnership interest in which the Company will not be able to exercise control over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting.

There were no identified events or changes in circumstances that are believed to have had a significant adverse effect on the fair value of the investments as of December 31, 2014 and 2013.

The following is a summary of the Company’s investments:

	Trustwave	Settlement	Venture Capital	Total
	Shares	Investment	Fund	Investments
	(in thousands)
Balance - January 31, 2013	$4,431	$8,353	$—	$12,784
Dividend issued to Former Parent	(4,431)	(8,353)	—	(12,784)
Investment made during 2013	—	—	500	500

Balance - December 31, 2013	—	—	500	500
Investment made during 2014			500	500
Balance - December 31, 2014	$—	$—	$1,000	$1,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES

LEASES

On September 9, 2013, the Company entered into a lease for its former corporate headquarters in New York for a period of five years beginning October 1, 2013. Under the terms of the lease, the Company owes an initial annual rent of approximately $139,000, payable in monthly installments of approximately $12,000, unless earlier terminated in accordance with the lease. The annual rental rate, beginning after the first year, is subject to an increase, on a cumulative basis, at a rate of 2.5% per annum compounded annually. Rent is recorded on a straight-line basis. Deferred rent as of December 31, 2014 and 2013 was not material.

On March 20, 2014, the Company received the consent of the master landlord for a sublease agreement dated March 10, 2014, pursuant to which the Company subleased office space in Menlo Park, California through November 30, 2017. From the commencement date, the Company owes an initial annual rent of approximately $165,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rental rate is subject to an approximately 3.0% increase at each anniversary of the commencement date during the term.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of December 31, 2014 (in thousands):

Years ending December 31,
2015	$630
2016	754
2017	753
2018	459
Total	$2,596

Rent expense for the year ended December 31, 2014 and 2013 was approximately $261,000 and $149,000, respectively. The Company did not have any rent expense for the years ended December 31, 2012.

LITIGATION, CLAIMS AND ASSESSMENTS

On November 4, 2014, Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc., a Delaware corporation, alleging infringement of Finjan patents relating to endpoint, web, and network security technologies. Finjan is asserting infringement of U.S. Patent Nos. 6,804,780; 6,965,968; 7,058,822; 7,418,731; 7,613,918; 7,613,926; 7,647,633; 8,141,154; 8,225,408; and 8,677,494.

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

The Company is not currently aware of any threatened litigation, inbound cases filed against the Company, or counterclaims that could result in any material adverse impact to the consolidated financial statements as of December 31, 2014.

NOTE 6 – LICENSE, SETTLEMENT AND RELEASE AGREEMENT

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

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the license agreement, the licensee is obligated to pay Finjan a license fee of $8 million payable in four installments.  The first installment of $3 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2 million was received on January 16, 2015, the third installment of $2 million is payable on or before January 15, 2016, and the fourth and final installment of $1 million is payable on or before January 13, 2017.  The Company recognized approximately $5.0 million of the $8.0 million license as revenues, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 1. The remaining balance of $3 million under the terms of the agreement will be recognized when payment becomes collectible. Each party also agreed to bear its own legal fees and costs. The Company recognized $0.8 million of legal fees related to this settlement as cost of revenue.

NOTE 7 – STOCKHOLDERS’ EQUITY

AUTHORIZED CAPITALIZATION

The Company’s capital structure is comprised of preferred stock and common stock. The Company’s authorized capitalization consists of (i) 80,000,000 shares of common stock, par value $0.0001 per share, and (ii) 10,000,000 shares of Preferred Stock, $0.0001 par value per share.

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

COMMON STOCK WARRANTS

The Company had certain Class C, D and H warrants outstanding to purchase an aggregate of approximately 1 share of common stock (post reverse splits) as of December 31, 2013. The warrants had an average exercise price of $2.7 million per share. The Class C and D warrants expired in May 2014 and the Class H warrants expired in October 2014. These warrants were classified as liabilities in the consolidated balance sheet as of December 31, 2013, due to anti-dilution adjustment provisions that could have resulted in the reduction of their exercise prices and an increase in the number of shares issuable upon exercise. The fair value of these warrants was nil and de minimis at December 31, 2013 and upon expiration.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CLASS C WARRANTS AND CLASS D WARRANTS

In connection with the Company’s financing completed in May 2009, the Company issued Class C warrants to purchase an aggregate of 885,000 shares of common stock and Class D warrants to purchase an aggregate of 415,000 shares of common stock. The Class C warrants and Class D warrants both expired in May 2014. The fair value of these warrants was nil and de minimis at December 31, 2014 and 2013 respectively.

CLASS H WARRANTS

In connection with the Company’s public offering completed in October 2009, the Company issued Class H warrants to purchase an aggregate of 17,250,000 shares of common stock at an initial exercise price of $1.30 per share, subject to adjustment. The Class H warrants expired on October 14, 2014. The fair value of these warrants was nil and de minimis at December 31, 2014 and 2013 respectively.

NOTE 8 – STOCK-BASED COMPENSATION

The Company’s stockholders approved the 2014 Plan at the annual meeting of stockholders held on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. Upon shareholder approval of the 2014 Plan, the Company issued a total of 244,504 RSUs and options to purchase an aggregate of 25,000 shares of our common stock that had been previously approved by the Board and the Compensation Committee, subject to stockholder approval of the 2014 Plan, to certain non-executive employees and non-executive directors. These equity grants include 24,390 RSUs to each of Messrs. Daniel, Kellogg and Southworth, who were newly appointed to the Board and Audit Committee in April, and Mr. Benhamou, who was newly appointed as Chair of the Audit Committee in April. The equity grants also include 146,944 RSUs and 25,000 options granted to non-executive employees.  For each grant of RSUs, one-third of the RSUs are scheduled to vest on the one year anniversary of the grant date or employee start date, and an additional 8.33% of the RSUs are scheduled to vest every three calendar months thereafter.  For each grant of options, one-fourth of the options are scheduled to vest on the one-year anniversary of the employee start date, and an additional 6.25% of the options are scheduled to vest every three calendar months thereafter.

On October 27, 2014, the Board of Directors approved a grant of 130,000 RSUs to an employee of the Company valued at approximately $0.3 million in the aggregate on the grant date under the 2014 Plan. The RSUs vest over a three year period, with one-third of the RSUs vesting on the one year anniversary of the grant date, and the remaining vesting at the rate of 8.33% every three calendar months thereafter.

Upon shareholder approval of the 2014 Plan, the 2013 Global Share Option Plan and Israeli Sub-Plan were terminated, other than respect to the 1,489,532 shares of common stock underlying options outstanding under such plan.

As of December 31, 2014, the remaining number of shares available for issuance under the 2014 Plan is 2,158,836.

Total stock-based compensation stock options and restricted stock awards, expense of $1.4 and $1.2 million was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2014 and 2013 respectively. The stock-based compensation expenses was for options and restricted stock awards granted to certain employees, consultants, and members of the Board of Directors. No stock-based compensation expense was recorded for the years ended December 31, 2012.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTIONS

The following is a summary of stock option activity during the years ended December 31, 2014 and 2013:

			Average	Aggregate
	Number of	Weighted	Remaining	Intrinsic
	Options	Average	Contractual	Value
	Outstanding	Exercise Price	Life (in years)	(thousands)
Outstanding – December 31, 2013	1,625,476	$1.76
Options granted	25,000	5.68
Options exercised	79,645	1.66
Options forfeited	140,272	—
Options expired	—	—

Outstanding – December 31, 2014	1,430,559	$1.84	9.38	$1,426

Exercisable – December 31, 2014	945,012	$1.66	9.38	$974
Exercisable – December 31, 2013	591,812	$1.66	9.35	$2,825

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2014 and 2013, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows,

	2014		2013
	Employee	Non-Employee	Employee	Non-Employee
	Grants	Grants	Grants	Grants
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	50.7%	57.78%	50.7%	50.6%
Expected term (in years)	5	10	6	10
Risk-free rate	1.0%	2.9%	1.0%	2.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant date fair value per share	$0.82	$0.84	$0.78	$0.84

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s common stock was not publicly traded, or was not publicly traded for an extended duration at the time of the grant, an average of the historic volatilities of comparative companies was used. The dividend yield is zero percent as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future. Due to the lack of historical information, the Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to average of the contractual term and the vesting period.

As of December 31, 2014, total compensation cost not yet recognized related to unvested stock options was approximately $2.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

RESTRICTED STOCK UNITS

On July 10, 2014, the Company granted an aggregate of 244,504 shares of RSU’s to certain employees and Board members in connection with their employment (or appointment in the case of directors) and service to the Company.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 27, 2014, the Board of Directors approved a grant of 130,000 RSUs to an employee of the Company valued at approximately $0.3 million in the aggregate on the grant date under the 2014 Plan. The RSUs vest over a three year period, with one-third of the RSUs vesting on the one year anniversary of the grant date, and the remaining vesting at the rate of 8.33% every three calendar months thereafter.

Shares underlying grants pursuant to the 2014 Plan and 2013 Plan had an aggregate grant date value of approximately $1,903,000 and $32,630 respectively. None of the 2014 Plan grants had vested at December 31, 2014. All of the 2013 Plan grants had vested by December 31, 2013. The following is a summary of non-vested RSUs award activity for the year ended December 31, 2014 and 2013:

	2014		2013
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Non-vested	—	$—	—	$—
Shares granted	374,504	5.08	22,368	1.46
Shares vested	—	—	(22,368)	1.46
Shares forfeited	—	—	—	—

Non-vested	374,504	$5.08	—	$—

The Company estimates the fair value of the granted shares using the market price of the Company’s stock price at the grant date. For the years ended December 31, 2014 and 2013, the Company recognized $229,000 and $32,657, respectively of stock-based compensation expense related to the RSUs.

NOTE 9 – OTHER INCOME

GAIN ON SETTLEMENTS

In July 2010, the Company filed a patent infringement lawsuit against five software technology companies (the “2010 Litigation”). The Company asserted that defendants had willfully infringed the Company’s U.S. patents and sought an injunction and damages for such infringement. In April 2012, a Memorandum of Understanding was signed between the Company and one of the parties in the 2010 Litigation granting such party a worldwide, perpetual, non-exclusive, non-sublicenseable license to the patents-in-suit and all other patents owned by, or exclusively licensed to, FI Delaware or its direct or indirect wholly-owned subsidiaries. The license is fully paid up unless the holder of the license has aggregate annual net sales to third party distributors or re-sellers in excess of $10.0 million (which has not been achieved to date). In exchange for such license, the third party issued 2,951,786 shares of its common stock (representing 3.765% of such party’s outstanding shares of common stock) (the “Settlement Investment”) with a fair value of $8.3 million on the date of the agreement and agreed to pay Finjan $3.0 million in cash, which was payable over an 18 month period in the form of three payments in the amount of $1.0 million each. On March 5, 2013, the Company issued a dividend to the Former Parent, which included its entire ownership of the Settlement Investment. The Company has received all the four installment payments, and recognized such amount as gain on settlements.  The last installment payment of $1.0 million was received in January 2014.

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

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which an executive of Finjan and member of the Company’s board is a member. The Company incurred approximately $258,000,  $290,000 and $245,000 in legal fees to the firm during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013 the Company had balances due to this firm amounting to approximately $113,000 and $15,000, respectively.

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

NOTE 11 – INCOME TAX

The provisions for income tax for the years ended December 31, 2014, 2013 and 2012 consist of the following:

	For the Years Ended December 31,
	2014	2013	2012
		(in thousands)
Federal:
Current	$-	$(264)	$26,889
Deferred	(3,045)	(1,225)	422

State:
Current	5	4	-
Deferred	(738)	(823)	-
	(3,778)	(2,308)	27,311
Change in valuation allowance	3,783	2,048	(422)
Income tax provision	$5	$(260)	$26,889

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Years Ended December 31,
	2014	2013	2012
U.S. Federal statutory rate	34.0%	34.0%	35.0%
State rate, net of federal benefit	5.8%	3.2%	-
Permanent differences:
Benefit of NOL carry back	0.0%	(5.4)%	0.0%
Other	(0.1)%	(0.6)%	0.0%
Change in valuation allowance	(39.8)%	(26.8)%	(0.5)%
Income tax provision	(0.1)%	4.4%	34.5%

Under ASC 805, “Business Combinations”, an acquirer should recognize and measure deferred taxes arising from assets acquired and liabilities assumed in a business combination in accordance with ASC 740. For 2013, the financial statement loss includes losses that will not result in future deferred tax assets and therefore these losses are excluded.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The approximate tax effects of temporary differences, which give rise to significant deferred tax assets and liabilities, are as follows:

	As of December 31,
	2014	2013
Deferred tax assets
Net operating losses	$5,050	$1,691
Stock-based compensation	984	307
Intangible assets	4,718	5,038
Other	67	-
Total deferred tax assets	10,819	7,036
Valuation allowance	(10,819)	(7,036)
Deferred tax asset, net of valuation allowance	-	-
Net deferred tax liability	$-	$-

During the year ended December 31, 2011, Finjan, Inc. utilized the benefit of certain prior net operating loss carryforwards (“NOLs”). As of December 31, 2014 and 2013, the Company had NOL carryforwards of approximately $12.7 million and $4.4 million, respectively.

The valuation allowance associated with discontinued operations which are not reflected in the above table are approximately $418,000 and $183,000 for the years ended December 31, 2014 and 2013 respectively.

Utilization of the Company’s NOLs may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the NOLs before utilization. During the years ended December 31, 2014, 2013 and 2012, the Company recorded a tax benefit of $0, $263,623 and $808,799, respectively. The 2013 tax benefit is related to utilization of NOLs contributed to the Former Parent, and such benefit was recorded as a dividend in the period. The 2012 tax benefit is related to the utilization of NOLs contributed by the Former Parent. Such benefit was recorded as a contribution to capital during the period.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary difference become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets in excess of the deferred tax liabilities for each period, since it is more likely than not that the deferred tax assets will not be realized. The change in valuation allowance for the years ended December 31, 2014, 2013 and 2012 is $3.8 million, $2.0 million and $(0.4) million, respectively. The valuation allowance as of December 31, 2012 and 2011 was $5.0 million and $5.4 million, respectively.

NOTE 12 – QUARTERLY DATA (UNAUDITED)
SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
	Three Months Ended
	March 31, 2014 (1)	June 30, 2014	September 30, 2014	December 31, 2014

Revenues	$-	$-	$4,998	$-
Gross profit	-	-	4,198	-
(Loss) Income from continuing operations	(2,860)	(3,333)	665	(4,092)
(Loss) Income from discontinued operations	(211)	75	(120)	(1,693)
Other Income	1,068	11	8	3
Net (Loss ) Income	(2,003)	(3,247)	553	(5,782)
Net Loss Per Share from continuing operationss - Basic and Diluted	$(0.08)	$(0.15)	$0.03	$(0.18)
Net Loss Per Share from discontinued operations- Basic and Diluted	$(0.01)	$0.00	$(0.01)	$(0.08)
Net Loss Per Share	$(0.09)	$(0.15)	$0.02	$(0.26)

	(In thousands, except per share amounts)
	Three Months Ended
	March 31, 2013	June 30, 2013(2)	September 30, 2013	December 31, 2013

Revenues	$-	$-	$-	$-
Gross profit	-	-	-	-
Loss from operations	(847)	(1,804)	(1,246)	(2,855)
Loss from discontinued operations	-	(435)	(133)	86
Other Income(4)	80	1,047	3	32
Net Loss	(767)	(1,192)	(1,376)	(2,737)
Net Loss Per Share from continuing operationss - Basic and Diluted	$(0.04)	$(0.04)	$(0.05)	$(0.12)
Net Loss Per Share from discontinued operations- Basic and Diluted	$-	$(0.02)	$(0.01)	$0.00
Net Loss Per Share	$(0.04)	$(0.06)	$(0.06)	$(0.12)

(1)	Other income for this period includes the third installment payment of $1.0 million associated with a licensing agreement.
(2)
Loss from operation for this period includes $525,000 of transaction costs releated to the Merger. Other income for this period includes the second installment payment of $1.0 million associated with a licensing agreement.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued. Management concluded that no additional subsequent events required disclosure in these financial statements other than those disclosed in these notes to these financial statements.

On January 14, 2015 the Company entered into an Amended and Restated Employment Agreement, effective January 1, 2015 (the "Agreement"), with Philip Hartstein, the Company's President and Chief Executive Officer. The Agreement provides that Mr. Hartstein will continue as the Company's President and Chief Executive Officer at a base salary of $350,000, subject to adjustment. During the term of the Agreement, Mr. Hartstein will also be eligible to receive an annual bonus in the amount of $200,000, subject to adjustment on an annual basis, based upon his individual performance and the overall progress of the Company. Mr. Hartstein will also be eligible to participate in the Company's 2014 Plan and benefit plans maintained by the Company.

Pursuant to the Agreement, the Board of Directors awarded Mr. Hartstein 200,000 shares of RSUs on January 14, 2015. The RSUs are scheduled to vest over a four-year period, with one-quarter vesting on January 1, 2016, and the remainder vesting ratably on a quarterly basis for the following three years so that, subject to employee's continued employment, the RSUs granted shall be fully vested on January 1, 2019. The RSUs were awarded pursuant to the 2014 Plan and an award agreement thereunder.

The Agreement also provides that in the event the daily trading average price of the Company's shares of common stock has been at least $12.50 for a period of twenty full consecutive trading days during the term of the Agreement, the Company shall recommend to the Compensation Committee and the Board of Directors a grant of an additional 100,000 RSUs. Subject to employee's employment at the time of grant, this grant of RSUs would be fully vested immediately upon grant. The RSUs would be awarded (if at all) pursuant to the 2014 Plan, as amended, or any successor plan that may then be in effect and an award agreement thereunder.

Mr. Hartstein's employment may be terminated at any time and for any reason upon at least 90 days advance written notice of such termination.

On February 25, 2015, the Company signed a sublease agreement, pursuant to which the Company will sublease office space in Palo Alto, California through September 30, 2018. The office is the Company’s new corporate headquarters as of March 1, 2015. From the commencement date, the Company owes an initial annual rent of $424,536, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rental rate is subject to an approximately 3.0% increase at each anniversary of the commencement date during the term.

Subsequent to December 31, 2014, the Company received approximately $12,000 in cash proceeds from the exercise of 19,419 stock options to purchase the Company's common stock. A total of 40,210 RSUs were exercised subsequent to December 31, 2014.