Form 10-Q
period 2015-03-31
FINJAN HOLDINGS, INC.
filed 2015-05-11
CIK 1366340

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-33304

FINJAN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4075963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 University Ave., Suite 600
East Palo Alto, CA 94303
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

As of May 6, 2015, 22,516,833 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Ite1.Item 1.	Fi Financial Statements
	Con Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014 (audited)	1
	Con Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited)	2
	Con Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited)	3
	Not Notes to Condensed Consolidated Financial Statements (unaudited)	4

Ite2.Item 2.	Ma Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Ite3 Item 3.	Qua Quantitative and Qualitative Disclosures About Market Risk	18

Ite 4Item 4.	Con Controls and Procedures	18

P PPART II – OTHER INFORMATION

Ite1.Item 1.	Leg Legal Proceedings	19

Ite1 Item 1A	Ris Risk Factors	24

Ite2.Item 2.	Unr Unregistered Sales of Equity Securities and Use of Proceeds	24

Ite3.Item 3.	Def Defaults upon Senior Securities	24

Ite 4Item 4.	Mi Mine Safety Disclosures	24

Ite4IItem 5.	Ot Other Information	24

Ite4IItem 6.	E Exhibits	24

Exhibit Index

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2015	2014
	(Unaudited)
	(In thousands, except shares and par value)
Assets
Current assets:
Cash and cash equivalents	$15,005	$17,505
Accounts receivable, net	55	2,016
Prepaid expenses and other current assets	65	112
Total current assets	15,125	19,633

Property and equipment, net	136	66
Investment	1,000	1,000
Other long term assets	231	-
Total Assets	$16,492	$20,699
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,327	$1,675
Accounts payable - related parties	18	100
Accrued expenses	842	800
Accrued income taxes	8	-
Total Liabilities	2,195	2,575
Commitments and Contingencies

Stockholders' Equity
Preferred stock - $0.0001 par value; 10,000,000 shares
authorized; no shares issued and outstanding
at March 31, 2015 and December 31, 2014	__	__
Common stock - $0.0001 par value; 80,000,000 shares
authorized; 22,511,807 and 22,448,098 shares
issued and outstanding at March 31, 2015
and December 31, 2014, respectively	2	2
Additional paid-In capital	23,501	23,126
Accumulated deficit	(9,206)	(5,004)
Total Stockholders' Equity	14,297	18,124
Total Liabilities and Stockholders' Equity	$16,492	$20,699

The accompanying notes are an integral part of the condensed consolidated  financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amount)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenues	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
Operating expenses
Selling, general and administrative	4,205	1,792
Total Operating Expenses	4,205	1,792

Operating loss	(4,205)	(1,792)

Other Income (expense)
Gain on settlement, net of legal costs	-	1,000
Interest income	9	68
Other income (expense)	(1)	-

Total Other Income (expense)	8	1,068
Loss before provision for income taxes	(4,197)	(724)
Provision for income taxes	5	1
Loss from continued operations	(4,202)	(725)
Discontinued Operations
Loss from discontinued operations, net of taxes	-	(1,278)
Net Loss	$(4,202)	(2,003)

Net Loss per share from Continuing Operations
Basic and Diluted	$(0.19)	$(0.03)
Net Loss Per Share from Discontinued Operations
Basic and Diluted	-	(0.06)
Net Loss Per Share
Basic and Diluted	$(0.19)	$(0.09)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	22,408,608	22,368,453

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For The Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net Loss	$(4,202)	$(725)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on discontinued operations	-	(1,278)
Depreciation and amortization	7	132
Stock-based compensation	355	338
Deferred tax liability	-	(2)
Changes in operating assets and liabilities
Accounts receivable	1,961	(1)
Inventories	-	(27)
Prepaid expenses and other current assets	47	(64)
Accrued expenses	42	240
Accounts payable	(348)	378
Accounts payable - related parties	(82)	4
Other long-term assets - related to lease	(231)	-
Other current liabilities	-	(3)
Accrued income taxes	8	1
Total Adjustments	1,397	(282)
Net Cash Used in Operating Activities	(2,443)	(1,007)

Cash Flows From Investing Activities
Purchase of property and equipment	(77)	(42)
Net Cash Used in Investing Activities	(77)	(42)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	20	-
Net Cash Provided By Financing Activities	20	-
Net Decrease in Cash and Cash Equivalent	(2,500)	(1,049)
Cash and Cash Equivalent - Beginning	17,505	24,598
Cash and Cash Equivalent - Ending	$15,005	$23,549

Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities
Purchase of property and equipment in exchange for finance agreement	$-	$15

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Finjan Holdings, Inc., a Delaware corporation (the “Company” or “Finjan Holdings”), is focused on investments in, and development and monetization of, cybersecurity technologies and intellectual property.  As of December 4, 2014, the Company operates in a single segment, a web and network security technology segment focused on licensing and enforcing our technology patent portfolio, operated by our wholly-owned subsidiary Finjan, Inc. (“Finjan”).   On December 4, 2014, the Company sold its organic fertilizer business, and as a result it was reclassified and presented as discontinued operations in this quarterly filing.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2014 which were included in the annual report on Form 10-K filed by the Company on March 11, 2015.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the year ending December 31, 2014, for any other interim period or for any future period.

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

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of March 31, 2015 and December 31, 2014, substantially all of the Company’s cash and cash equivalents are uninsured.

REVENUES

For neither the three months ended of March 31, 2015 or 2014, the Company did not realize any revenue.

NET LOSS PER COMMON SHARE

Basic net loss per common share is based upon the weighted-average number of common shares outstanding. Diluted net loss per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding.

Potentially dilutive common shares from employee equity plans consist of the following:

	March 31,	March 31,
	2015	2014
Stock options	1,390,832	1,625,476
Restricted Stock Units	515,472	-
Warrants*	-	-
Total	1,906,304	1,625,476

* As at December 31, 2014, all warrants have expired and none are outstanding or exercisable, Warrants were exercisable for less than one share of common stock as at March 31, 2014 and were therefore anti-dilutive, as a result of the 1-for-10 reverse stock split that was effected on November 8, 2011, the 1-for-500 reverse stock split that was effected on March 5, 2012, the 1-for-500 reverse stock, split that was effected on June 3, 2013 and the 1-for-12 reverse stock split effected August 22, 2013.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

On February 18, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for the Company beginning January 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

NOTE 2 – BALANCE SHEET COMPONENTS

ACCRUED EXPENSES

The components of accrued expenses were as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Legal	$552	553
Compensation	129	201
Rent	46	46
Other accrued expenses	115	-
Total	$842	$800

NOTE 3 – COMMITMENTS

Operating Leases

The Company entered into a lease for its former corporate headquarters in New York, NY for a period of five years beginning October 1, 2013. Under the terms of the lease, the Company owes an initial annual rent of $139,000, payable in monthly installments of $12,000 unless earlier terminated in accordance with the lease. The annual rental rate is subject to an increase on a cumulative basis after the first lease year at the rate of 2.5% per annum compounded annually.

On March 20, 2014, the Company received the consent of the master landlord for a sublease agreement dated March 10, 2014, pursuant to which the Company subleased office space in Menlo Park, CA through November 30, 2017. From the commencement date, the Company owes an initial annual rent of $165,000 payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rental rate is subject to an approximately 3.0% increase at each anniversary of the commencement date during the term.

The Company signed a sublease agreement dated January 7, 2015, pursuant to which the Company will sublease office space in Palo Alto, California through September 30, 2018 as its new Company headquarters. From the commencement date, the Company owes an initial annual rent of approximately $425,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rental rate is subject to an approximate 3.0% increase at each anniversary of the commencement date during the term. The consent of the master landlord was received on February 25, 2015. The lease payments are reflected in the table below. The minimum lease payments related to the lease is approximately $1.5 million, and required an initial security deposit of $231,000 which is included in other assets.

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of March 31, 2015 (in thousands):

For the year ending December 31,
2015 (remaining)	$513
2016	754
2017	753
2018	459
$2,479

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $46,000 as of March 31, 2015 and December 31, 2014 and is included as part of accrued expenses on the condensed consolidated balance sheet.

Rent expense for the three months ended March 31, 2015 and March 31, 2014 was $112,000 and $75,000, respectively.

Capital Commitments

On November 21, 2013, the Company made a $5 million commitment to invest in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies. If and when the Company funds the entire amount of the investment, it will be less than a 10% limited partnership interest in which the Company will not be able to exercise control over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting. As of March 31, 2015, the Company had a $4 million outstanding capital commitment to the venture capital fund, which can be called any time until 2018.

NOTE 4 – LICENSE, SETTLEMENT AND RELEASE AGREEMENT

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

Under the license agreement, the licensee will pay Finjan a license fee of $8 million payable in four installments.  The first installment of $3 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2 million was received on January 16, 2015, the third installment of $2 million is payable on or before January 15, 2016, and the fourth and final installment of $1 million is payable on or before January 13, 2017.  The Company recognized approximately $5.0 million of the $8.0 million license as revenues as of December 31, 2014, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 1. The remaining balance of $3 million under the terms of the agreement will be recognized when payment is due. Each party also agreed to bear its own legal fees and costs. The Company recognized $0.8 million of legal fees related to this settlement as cost of revenue.  At December 31, 2014, $2 million of the Company’s outstanding accounts receivable relates to the second installment, which was received on January 16th, 2015 and recognized as revenue during the year ended December 31, 2014.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock-based Compensation

On July 10, 2014, the Company’s stockholders approved the Finjan Holdings, Inc. 2014 Incentive Compensation Plan (the "2014 Plan") at the annual meeting of stockholders, pursuant to which 2,196,836 shares of common stock are authorized for issuance.  Since shareholder approval of the 2014 Plan, the Company has issued a total of 574,504 Restricted Stock Units ("RSUs") of which 515,472 remained outstanding as of March 31, 2015.  For each grant of RSUs, one-third of the RSUs are scheduled to vest on the one-year anniversary of the grant date or employee start date, and an additional 8.33% of the RSUs are scheduled to vest every three calendar months thereafter.

Upon shareholder approval of the 2014 Plan, the 2013 Global Share Option Plan and Israeli Sub-Plan (the “2013 Plan”) was terminated, other than respect to options outstanding under such plan. 1,390,832 options remain outstanding as of March 31, 2015 under the 2013 Plan. During the three months ended March 31, 2015 there were 25,000 options forfeited.

Stock-based compensation to employees, non-employees, consultants and directors are recognized as expense in the statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using Black-Scholes option pricing model for stock options and intrinsic value on the date of grant for non-vested restricted stock), and is recognized as an expense over the employee’s requisite service period (generally the vesting of the equity awards). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price of our common stock, future employee stock option exercise behavior and requisite service periods.

During the three months ended March 31, 2015, the Company charged $0.4 million of stock option amortization to its statement of operations. The aggregate intrinsic value of RSU and stock options outstanding and exercisable as of March 15, 2015 was $0.3 million.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. For the three ended March 31, 2015 and 2014, the assumptions used in the Black-Scholes option-pricing model were as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Employee	Non-Employee	Employee	Non-Employee
	Grants	Grants	Grants	Grants

Weighted-average grant date fair value	$0.78	$0.84	$1.44	$1.44
Weighted-average Black-Scholes option pricing model
assumptions
Volatility	50.7%	57.8%	50.6%	55.6%
Expected term (in years)	5	10	6	10
Risk-free rate	1.0%	2.9%	1.0%	2.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeited rate	0.0%	0.0%	0.0%	0.0%

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s common stock was not publicly traded or was not publicly traded for an extended duration at the time of the grant due to the lack of historical information, the Company determines the expected term of its stock option awards by using the simplified method, which an average of the historic volatility of comparative companies was used. The dividend yield is 0% as the Company has not made any dividend payment and does not anticipate paying a dividend in the near future. Due the lack of historical information, the Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to average of the contractual term and the vesting period.

NOTE 6 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $139,000 in legal fees to the firm during the three months ended March 31, 2015, and approximately $36,000 during the three months ended March 31, 2014.  As of March 31, 2015 and December 31, 2014, the Company has balances due to this firm amounting to $13,000 and $12,000, respectively.

The Company obtains social media and investor related services from a firm in which the Company’s Chief Financial Officer holds a 50% interest.  The Company incurred approximately $16,000 in fees to the firm during the three months ended March 31, 2015, and none during the three months ended March 31, 2014.  As of March 31, 2015, and December 31, 2014, the Company has balances due to this firm amounting to $5,000 and 0, respectively.

NOTE 7 – CONTINGENCIES

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

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. in the United States District Court for the Northern District of California on November 4, 2014.  Finjan is asserting that Palo Alto Networks, Inc. is infringing U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494.

Patent litigation is inherently subject to uncertainties. As such, there can be no assurance that the Company will be successful with its oral arguments in front of the court or in litigating and /or settling all these claims.

The Company is not currently aware of any threatened litigation, inbound cases filed against the Company, or counterclaims that could result in any material adverse impact to the condensed consolidated financial statements as of March 31, 2015.

NOTE 8 – SUBSEQUENT EVENTS

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement, effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The agreement provides for F-Secure to pay Finjan the sum of $1,000,000 in cash, of which $700,000 was received on April 22, 2015 and $300,000 is payable on or before March 31, 2016.  The agreement also provides for the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues (the “F-Secure Patents”). In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid up, nonexclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

Item 2.  Management’s discussion and analysis of financial condition and results of operations

The following discussion includes forward-looking statements about the Company’s business, financial condition and results of operations, including discussions about management’s expectations for the business. These statements include statements regarding our expectations, intentions, beliefs and projections about our future results, performance, prospects and opportunities. These statements can be identified by the fact that they do not relate strictly to historical or current facts or by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “will be,” “would,” and the negative of these terms and similar expressions, but this is not an exclusive way of identifying such statements. Readers are cautioned that forward-looking statements are not guarantees of future performance. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, the forward-looking statements contained in this report as a result of various risks, uncertainties and other factors. Important factors that could cause our actual results to differ materially from our expectations include, without limitation, our ability to execute our business plan, the outcome of pending or future enforcement actions, our ability to expand our technology portfolio, the enforceability of our patents, the continued use of our technologies in the market, the development or continuation of a liquid trading market for our securities, regulatory developments and other factors described under Item 1A. “Risk Factors,” as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and any subsequent quarterly or current reports. The following discussion should also be read in conjunction with the audited and unaudited consolidated financial statements and notes thereto, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and any subsequent quarterly or current reports.

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

Overview

As of December 4, 2014, we operate in a single segment, our web and network cybersecurity technology business, which we operate through Finjan.   On December 4, 2014, we sold our organic fertilizer business, and as a result, it was reclassified and presented as discontinued operations in this quarterly filing.

Web and Network Security Technology Business

We operate our web and network cybersecurity business through our subsidiary, Finjan. Through Finjan, we own a portfolio of patents related to software and hardware technologies that proactively detect malicious code and thereby protect end users from identity and data theft, spyware, malware, phishing, trojans and other web and network threats. Founded in 1997, Finjan developed and patented technologies that are capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers, which were standard in the web and network cybersecurity industry during the 1990s. As the network, web and endpoint cybersecurity industries have transitioned to behavior-based detection of malicious code, we believe that our technologies are widely used by third parties. We intend to maximize the economic benefits of our technologies through further licensing and broaden our technologies and patent holdings through acquisitions and strategic partnerships.

As a core element of our continued patent licensing and enforcement business, our management team, having expertise with technology and IP monetization, monitors a number of markets and assesses and observes the adoption of our patented technologies in these markets.  Our management team, in conjunction with outside legal, technical, and financial experts, concludes on a case-by-case basis whether or not they believe that Finjan’s patented technologies are being used.  Based on these observations, we continue to believe our patented technologies are highly relevant in specific cybersecurity technology areas including, but not limited to, endpoint/cloud software, web gateway/internet infrastructure, and networking equipment markets. From that basis, the Company pursues unlicensed entities through licensing, assertion of claims or both to preserve the value of our portfolio in general. This also reinforces the value to existing licensees of the Finjan patent portfolio.

Since the sale of our hardware and software operations in 2008, Finjan’s primary source of income and related cash flows has been the enforcement of our patent rights against unauthorized use and, to a lesser extent, income derived from intellectual property licenses granted to third parties for the use of patented technologies that are owned by Finjan.

Finjan’s operating expenses consist primarily of general and administrative expenses. Finjan did not have any full-time employees from 2009 until the middle of 2013. Instead, Finjan relied on outside legal counsel, technology consultants and other professionals to support operations during that period, some of which are former investors and executives of Finjan. Accordingly, Finjan’s general and administrative expenses consisted primarily of legal fees and other expenses paid to third-party consultants.

As of March 31, 2015, we have approximately twelve employees, and we intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Discontinued Operations

On December 4, 2014, we sold Converted Organics, and as a result, we no longer operate an organic fertilizer business.  The results of operations of Converted Organics have been included in the consolidated financial statements and footnotes thereof as discontinued operations.  Accordingly, we have reported the results of operations of converted Organics as discontinued operations and reclassified the consolidated statements of operations for the quarter ended March 31, 2014.  In order to reflect the change in the composition of the Company’s segments, such reclassification did not have an impact on previously reported net loss or net loss per share, total equity and total assets.

Recent Developments

Licensing

Subsequent to March 31, 2015 on April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement, effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The agreement provides for F-Secure to pay Finjan the sum of $1,000,000 in cash, of which $700,000 was received on April 22, 2015 and $300,000 is payable on or before March 31, 2016.  The agreement also provides for the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues (the “F-Secure Patents”). In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid up, nonexclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

Executive Employment Agreements

We entered into an Amended and Restated Employment Agreement, dated January 14, 2015, with Philip Hartstein, our President and Chief Executive Officer.

Lease Agreement

The Company signed a sublease agreement dated January 7, 2015, pursuant to which the Company will sublease office space in Palo Alto, California through September 30, 2018 as its new Company headquarters. From the commencement date, the Company owes an initial annual rent of approximately $425,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rental rate is subject to an approximate 3.0% increase at each anniversary of the commencement date during the term. The consent of the master landlord was received on February 25, 2015.  The minimum lease payments related to the lease is approximately $1.5 million.

Industry Trends and Outlook

We believe that 2015 will be an active year for patent law reform.  We believe that proponents of patent law reform, largely made up of individual or coalitions of powerful technology corporations, are, at its core, seeking severe statutory limitations on how companies specifically those who own patents and do not make product covered by such patents can enforce their patents against companies who make products.  The U.S. Congress is considering proposals from all constituents. In an effort to ensure fair and balanced protections for all good faith patent owners, our executives have dedicated time and resources to actively educate our lawmakers and existing and prospective stakeholders on how certain proposed reforms could harm individual inventors, startups, small companies, the licensing industry and therefore, U.S. innovation and the U.S. economy as a whole.
Further, since the enactment of the American Invents Act (“AIA”) on September 16, 2011, several aspects of the patent law have been interpreted by the courts, including what constitutes patentable subject matter, inducement of infringement, and (attorney) fee-shifting to the non-prevailing party in the context of litigation, among other issues.  Moreover, under AIA, patents previously granted by the USPTO may be reviewed through post-patent grant proceedings such as reexamination or IPRs. We believe it is becoming a trend, if not a practice, for accused infringers to petition for reexaminations or inter partes review of asserted patents as these proceedings may give the petitioner two bites at the apple.  The outcome of the proceedings can range from decisions favorable to the patent holder, favorable to both parties, or favorable to the petitioner.  If the outcome is the latter, the value of the challenged patent can be materially reduced or extinguished.  Thus, patent rights, including enforcement of such rights against unauthorized use, is inherently subject to uncertainties.

We also believe cybersecurity issues will be a very active sector in 2015.  Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens.  We have recently seen a number of successful cybersecurity breaches targeting many high profile victims.  The full extent of the cost and damage associated with these attacks may not be known for some time. Nonetheless, these attacks are expected to continue and significantly increase along with their associated and sometimes unprecedented costs.  In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim.  These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including hardware and software, as well as cybersecurity consulting services.

Future Growth Strategy

Strategic Goals

Our mission, for the foreseeable future, is to license our cybersecurity technologies, invest in innovation, and develop new products and services, as well as encourage the development of core intellectual property. We believe our cybersecurity technologies, which are capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers, holds significant value.  We intend to rigorously protect our research and development investment, the value of our patents and patented technologies, and the value of our existing licensees’ investments in our patent portfolio through consistent but reasonable enforcement activities, preferably through licensing transactions over litigation.  We also intend to leverage our expertise in licensing and enforcement by expanding our intellectual property assets.  We intend to pursue our growth strategy through one or more of the following strategies:

•
Invest in Internal Research & Development – We intend to pursue internal research and development of new technologies.  We do not yet have the internal resources to engage in large-scale research and development and expect that any new technologies we acquire in the near future will be developed in conjunction with strategic partners or acquisitions.  However, we have already budgeted for work on smaller-scale initiatives, including developing security applications for mobile devices.

•
Develop and Invest in Cybersecurity Consulting Services  – We intend to pursue opportunities to develop and invest in cybersecurity consulting services, which could include the hiring of qualified personnel, as well as acquiring an existing cybersecurity consulting firm.  The new cybersecurity consulting business would include cybersecurity experts providing services to enterprise level customers on a wide variety of threats, current and future issues and prevention.

•
Expand our IP Assets Through Acquisitions and Strategic Partnerships –We intend to acquire and develop new technologies and invest in intellectual property through strategic partnerships, acquisitions of technology-focused companies, IP portfolios or other assets and other initiatives. We will seek to identify technologies and patents that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services, and to which we can bring licensing, enforcement and other expertise. We may also broaden our technology and patent holdings by working with inventors, acquiring technology companies, investing in research laboratories, start-ups, or universities, and by creating strategic partnerships with companies, large and small, seeking to effectively and efficiently monetize their technology and patent assets. While we anticipate that we will initially focus on acquisitions and strategic partnerships involving technologies relating to network, web and endpoint cybersecurity, we may seek to diversify to a broader software definition in the future. Our experience with monetizing both technologies and patents may be considered valuable by potential acquisition candidates and strategic partners who may lack resources or know-how to effectively and efficiently generate a return for those investments.  For example, on November 21, 2013, we made an initial investment in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies.

•
Develop and Expand Existing Patent Portfolio – We have obtained and may continue to obtain new patents relating to technologies we currently own through the continued prosecution of pending patent applications relating to our existing technologies, the identification of novel, patentable uses for our existing technologies (and obtaining patent protection for such uses), as well as seeking international coverage. For example, on March 18, 2014, our subsidiary, Finjan, was issued a U.S. Patent No. 8,677,494  (the “’494 Patent”).  Additionally, The F-Secure agreement provides for the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues.

•
Demonstrate Best Practices in Pursuing Licensing Relationships and Enforcing our Patent Rights – In March 2014, we adopted Licensing Best Practices to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing, and called upon the IP industry to adopt similar initiatives that support technological advancements, investments in innovation, and continued job creation while protected by a strong patent system.  We intend to pursue a proactive licensing campaign that adheres to our best practices guidelines while rigorously protecting our intellectual property rights.   We believe that by focusing our licensing campaign on: (1) unlicensed providers of our patented technologies and not consumers, (2) by conducting reasonable diligence to determine a patent's enforceability and use with respect to prospective licensees in advance of initial discussions, (3) by being transparent with prospective licensees and providing useful facts and information to aid the prospective licensee’s decision-making process, and (4) by offering fair value, we are more likely to foster productive business discussions that result in a positive licensing relationship for both parties.  We have entered into preliminary discussions with numerous potential licensees in accordance with these Licensing Best Practices, but it is possible that these discussions can take several months or longer to culminate in a license agreement, if at all.  These discussions may also result in enforcement activity, as with several of our ongoing matters. See “Part II – Other Information, Item 1. Legal Proceedings.”

•
Advocate and Serve as a Thought Leader for Intelligent Patent Law Reform – We believe that 2015 will be an active year for patent law reform, and we intend to advocate and serve as a thought leader for intelligent patent law reform.  We believe that proponents of patent law reform, largely made up of individuals or coalitions of powerful technology corporations, are, at its core, seeking severe statutory limitations on how companies -- specifically those who own patents and do not make product covered by such patents -- can enforce their patents against companies who make products.  The U.S. Congress is considering proposals from all constituents. In an effort to ensure fair and balanced protections for all good faith patent owners, our executives have dedicated time and resources to actively educate our lawmakers and existing and prospective stakeholders on how certain proposed reforms could harm individual inventors, startups, other small companies, the licensing industry and therefore, U.S. innovation and the U.S. economy as a whole.  Significantly, we advocate both addressing abusive patent behavior and incentivizing good patent enforcement behavior.  For those who satisfy the latter, we propose the inclusion of an exemption or “safe harbor” provisions that exempt good faith patent owners from harsh reforms that may be effective for curbing abusive enforcement tactics but destructive to small inventors and entities seeking to enforce their legitimate patent rights against infringers.

Although we currently intend to pursue growth through the above strategies, unforeseen market and industry conditions and new developments may necessitate changes in our strategies.  We intend to remain resilient, flexible and open to new opportunities for our shareholders.

See “Part II, Item 1. Legal Proceedings.”

Recent Accounting Pronouncements

On February 18, 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for the Company beginning January 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s condensed consolidated financial statements upon adoption.

Comparability to Future Results

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of our recent or future results. In addition to the factors described below, please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 for additional factors that may affect our operating results.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings, Inc. 2014 Incentive Plan (the “2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. A total of 515,472 restricted stock units are outstanding as of March 31, 2015 under the 2014 Plan. An additional 1,390,832 options remain outstanding as of March 31, 2015 under the Finjan Holdings, Inc. 2013 Global Share Option Plan and Israeli Sub-Plan (the “2013 Option Plan”). We expect that future equity-based awards will have made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

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

Results of Operations

The Company’s Operating Expenses consist primarily of general and administrative expenses, including stock-based compensation and consulting, accounting, legal and other professional fees. During the three months ended March 31, 2015, Total Operating Expenses increased by $2.4 million, or 133%, as compared to the same period in 2014. The increased costs for the three months ended March 31, 2015 were primarily due to $1.2 million increase in litigation expenses, $0.7 million increase in headcount and $0.5 million of other operating expenses.

During the three months ended March 31, 2015, Interest Income was lower than the same period last year by $59,000 due to lower cash balance.

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

The Company leases an office which acts as its corporate headquarters in East Palo Alto, California and an office in Menlo Park, California. Under the terms of the leases, the Company owes minimum lease obligations of $1.6 million over the life of the leases. In addition to the above leases, the Company leases an office in New York, New York. The Company expects to pay $0.4 million in lease payments over the next 12 months.

Our primary sources of liquidity are cash flows from operations, principally historical and future proceeds from licenses, settlements and judgments in connection with our patent enforcement and licensing activities. On September 24, 2014, Finjan entered into a licensing agreement that provides for installment payments through January 13, 2017.  On April 7, 2015, Finjan entered into another license that provides for the licensee to pay Finjan the sum of $1,000,000 in cash, of which $700,000 was received on April 22, 2015 and $300,000 is payable on or before March 31, 2016.  The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

As of March 31, 2015, we had approximately $15.0 million of cash and cash equivalents and $13.2 million of working capital. The decrease in our cash and cash equivalents of approximately $2.5 million from December 31, 2014 is primarily attributable to approximately $4.2 million used in operations, net of the $2.0 million receivable.

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

Cash Flows used in Operating Activities

Finjan’s net cash used in operating activities increased by $1.4 million to $2.4 million during the three months ended March 31, 2015, as compared to the same period in 2014 primarily due to our increased loss offset by increased collections of our accounts receivable.

Cash Used in Investing Activities

During the three months ended March 31, 2015, cash used in investing activities was deemed a non-material amount compared to the same period last year.

Cash Flows from Financing Activities

During the three months ended March 31, 2015, cash flows from financing activities were deemed non- material compared to the same period in 2014.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

See Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of March 31, 2015, totaled $15 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments

Item 4. Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Phil Hartstein, and our Chief Financial Officer and Treasurer, Michael D. Noonan the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, to allow timely discussions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, has designed our disclosure controls and procedures and our internal control over financial reporting to provide reasonable assurances that the controls’ objectives will be met. However, management does not expect that disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Finjan Holdings, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system’s design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a system’s control effectiveness into future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133SBA, (N.D. Cal):

We filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. We amended our Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. We seek entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered our Amended Complaint on September 3, 2013, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 2, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of certain Finjan patents asserted in Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133-SBA (N.D. Cal.). Accordingly, this action is off calendar until the U.S. Patent and Trademark Office completes its administrative reexamination proceedings. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:13-cv-03999-BLF, (N.D. Cal.):

We filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat Systems, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,633 patents, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Blue Coat’s ProxyAV Appliances and Software, Blue Coat’s ProxySG Appliances and Software, and Blue Coat’s WebPulse Service. The principal parties in this proceeding are Finjan, Inc. and Blue Coat, Inc. This action is before the Honorable Judge Beth Labson Freeman. We seek entry of judgment that Blue Coat has infringed, is infringing, has induced infringement of the above-listed patents, and contributory infringes the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat answered our Complaint on November 26, 2013, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. The Court held a claim construction, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844; 7,058,822; 7,418,731; 7,647,633” on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118. We believe the Court’s interpretation of ten disputed claim terms in the ‘844, ‘822, ‘731, and ‘633 patents coincides with our infringement theories against Blue Coat, allowing us to move forward without dropping any of our asserted patents, theories, or any of the accused products, thereby reinforcing our damages case against Blue Coat. Fact discovery and expert discovery is closed.  Trial for this action is currently scheduled to begin July 20, 2015 and is expected to last approximately 10 court days. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Proofpoint, and Armorize Technologies, Inc., Case 3:13-cv-05808-HSG (N.D. Cal.):

We filed a patent infringement lawsuit against Proofpoint, Inc. and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court for the Northern District of California on December 16, 2013, asserting that defendants Proofpoint, Inc. and Armorize Technologies collectively and separately are directly and indirectly infringing one or more claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Proofpoint Enterprise Protection, Proofpoint’s Malvertising Protection, Proofpoint’s Safelmpressions, Proofpoint’s Targeted Attack Protection, Proofpoint Essentials, Proofpoint Protection Server, Proofpoint Messaging Security Gateway, HackAlert Anti-Malware, Codesecure, SmartWAF, Safelmpressions, and Malvertising Protection. The principal parties in this proceeding are Finjan, Inc., Proofpoint, Inc., and Armorize Technologies, Inc. We seek entry of judgment that Proofpoint, Inc. and Armorize Technologies, Inc. have infringed and are infringing the above-listed patents, a judgment that Proofpoint, Inc. and Armorize Technologies, Inc. have induced infringement of U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, a preliminary and permanent injunction from infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Until recently, this action was before the Honorable Beth Labson Freeman. On February 13, 2015, this matter was reassigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  Currently, a claim construction or Markman Hearing is scheduled for June 24, 2015, a pretrial conference is scheduled for February 23, 2016, and a trial date is scheduled for March 7, 2016. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Sophos Inc., Case 3:14-cv-01197-WHO (N.D. Cal.):

We filed a patent infringement lawsuit against Sophos Inc. in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, and 8,141,154.  We amended our Complaint on April 8, 2014, to add U.S. Patent Nos. 8,677,494 and 8,566,580 to the list of asserted patents.   We assert infringement against Sophos Inc. through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to End User Protection Suites, Endpoint Antivirus, Endpoint Antivirus – Cloud, Sophos Cloud, Unified Threat Management, Next-Gen Firewall, Secure Web Gateway, Secure Email Gateway, Web Application Firewall, Network Storage Antivirus, Virtualization Security, SharePoint Security, Secure VPN, Secure Wi-Fi and Server Security.  The principal parties in this proceeding are Finjan, Inc. and Sophos Inc.  This action is before the Honorable William H. Orrick.  We seek entry of judgment that Sophos Inc. has infringed and is infringing the above-listed patents, a judgment that Sophos Inc. has induced infringement of U.S. Patent Nos. 6,804,780, 7,613,918, 7,613,926, 7,757,289, 6,154,844, and 8,667,494, a judgment that Sophos Inc. has contributorily infringed U.S. Patent No. 8,566,580, a preliminary and permanent injunction from infringing, inducing, or contributorily infringing the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Sophos Inc. filed its Answer to our First Amended Complaint on May 9, 2014. Both parties demanded a jury trial. Sophos Inc. filed its Amended Answer to the Complaint on May 30, 2014. Mediation pursuant to the Court's ADR Program occurred on January 13, 2015 and it has not yet resulted in resolution between the parties. Further, at the request of Judge Orrick, the parties gave a Technology Tutorial in this matter on February 9, 2015.  A claim construction or Markman Hearing occurred on February 13, 2015.  The Court entered its Markman Order entitled “Claim Construction Order” on March 2, 2015, which is available on PACER (www.pacer.gov), as Docket No. 73.  Currently, a pretrial conference is scheduled for August 8, 2016, and a trial date is scheduled for September 6, 2016.  There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Symantec Corporation., Case 3:14-cv-02998-HSG (N.D. Cal.):

We filed a patent infringement lawsuit against Symantec Corporation in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec Corp. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. We amended our Complaint on September 11, 2014 to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494.  The accused products and services include Symantec Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, Safe-Web Lite, Norton Safe Web, Messaging Gateway, Messaging Gateway for Service Providers, Messaging Gateway Small Business Edition Managed Security Services-Advance Threat Protection, Advanced Threat Protection Solution, Symantec Protection Engine for Cloud Services, Symantec Protection Engine for Network Attached Storage, Symantec Mail Security for Domino, Symantec Mail Security for Microsoft Exchange, Symantec Scan Engine for Windows, Web Security.cloud, Email Security.cloud, AntiVirus/Filtering for Domino, AntiVirus for Linux, Mail Security for SMTP, Scan Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Linux/Solaris, Protection Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Windows, Web Gateway and Norton Security.  The principal parties in this proceeding are Finjan, Inc. and Symantec Corp. We seek entry of judgment that Symantec has infringed and is infringing the above-listed patents, has contributorily infringed and is contributorily infringing U.S. Patent No. 8,015,182, and has induced infringement, and/or is inducing infringement of U.S. Patent Nos. 6,154,844, 7,613,926, 7,756,996, 7,757,289, 7,930,299, and 8,677,494, a preliminary and permanent injunction from infringing, contributorily infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Symantec answered our Amended Complaint on September 25, 2014, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112.  Symantec filed an Amended Answer on October 31, 2014 pursuant to a stipulation and Court order to remove its Fourteenth Affirmative Defense of unenforceability. Both parties have demanded a jury trial.  On February 13, 2015, this matter was reassigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.   No court dates have been scheduled in this matter.  There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Palo Alto Networks, Inc., Case 3:14-cv-04908 EMC  (N.D. Cal.):

We filed a patent infringement lawsuit against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to  Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection.  Palo Alto Networks failed to timely respond to the Complaint and we submitted an application for Entry of Default.  On Palo Alto Networks’ request, we stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan, Inc. and Palo Alto Networks, Inc.. We seek entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  This matter is before the Honorable Edward M. Chen, United States District Court. The Initial Case Management Conference for this matter is scheduled for September 17, 2015.  No other court dates have been scheduled in this matter.  There can be no assurance that we will be successful in settling or litigating these claims.

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

Ex Fprio Reexamination Proceedings:

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

U.S. Patent No. 7,058,822 (Assignee, Finjan, Inc.):

A third-party request for ex parte reexamination of claims 1-8 and 16-27 of U.S. Patent No. 7,058,822 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,017. The request for reexamination was granted and a non-final Office Action was mailed December 6, 2013. The non-final Office Action included rejections of claims 1-8 and 16-27 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on March 6, 2014. The response to non-final Office Action included, among other things: arguments and a supporting declaration by us showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. A final Office Action was mailed on September 8, 2014 and a response thereto was filed on October 8, 2014.  The response to final Office Action included, among other things: proposed claims amendments and arguments rebutting the various prior rejections. Additionally, a petition to accept an unintentionally delayed priority claim was also submitted and granted by the Petitions Branch of the USPTO. On October 23, 2014, an Advisory Action was issued by the Patent Office maintaining the rejections from the final Office Action and indicating that Finjan’s proposed claims amendments would not be entered.  On December 8, 2014, Finjan: (1) filed a petition to the Director of the Central Reexamination Unit (CRU) under 37 CFR 1.181 challenging the Examiner’s failure to enter the amendments and requesting entry; and (2) a notice of appeal to the Patent Trial and Appeal Board (PTAB). We filed our appeal brief on February 8, 2015.  The Examiner filed a brief on March 30, 2015.  Finjan is also seeking examination of additional claims through a Track I expedited continuation application.  There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-8 and 16-27 before the USPTO.

Inter Partes Reexamination Proceedings:

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

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):

A third-party request for inter partes reexamination of all claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. We timely filed a response to non-final Office Action, as did the third party requester and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. We timely responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. The third party requester subsequently responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, we filed a notice of appeal of the rejection of Claims 1-55 followed by an Appeal Brief on September 2, 2014.  The requester (Symantec Corporation) filed a respondent brief on October 2, 2014.  The Examiner filed a brief on March 25, 2015.  There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-55 before the USPTO.

Inter Partes Review

U.S. Patent No. 7,613,926

On March 19, 2015, Sophos, Inc. filed a petition for inter partes review of United States Patent No. 7,613,926.  The inter partes review has not been instituted by the USPTO.

U.S. Patent No. 8,677, 494

On April 8, 2015, Sophos, Inc. filed a petition for inter partes review of United States Patent No. 8,677,494.  The inter partes review has not been instituted by the USPTO.

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

Dated:  May 11, 2015

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Noonan
Michael Noonan
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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K/A filed July 14, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K/A filed July 14, 2014)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

10.1	Sublease, dated January 7, 2015, by and between Finjan Holdings, Inc. and Tribune Media Company (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 25, 2015)

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.

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