Form 10-Q
period 2015-06-30
FINJAN HOLDINGS, INC.
filed 2015-08-10
CIK 1366340

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

As of August 3, 2015, 22,566,624 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

Exhibit Index

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)
	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,905	$17,505
Accounts receivable, net	—	2,016
Prepaid expenses and other current assets	218	112
Total current assets	12,123	19,633

Property and equipment, net	250	66
Investment	1,445	1,000
Other long-term assets	231	—
Total assets	$14,049	$20,699
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,479	$1,675
Accounts payable - related parties	8	100
Accrued expenses	798	800
Accrued income taxes	8	—
Total current liabilities	2,293	2,575
Commitments and contingencies (Note 3)

Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 22,524,052 and 22,448,098 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-In capital	23,601	23,126
Accumulated deficit	(11,847)	(5,004)
Total stockholders' equity	11,756	18,124
Total liabilities and stockholders' equity	$14,049	$20,699

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amount)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$700	$—	$700	$—
Cost of revenues	60	—	60	—
Gross profit	640	—	640	—
Selling, general and administrative expenses	4,559	3,332	8,764	6,190
Loss from operations	(3,919)	(3,332)	(8,124)	(6,190)
Return on investment	1,271	—	1,271	—
Gain on settlement, net of legal costs	—	—	—	1,000
Other income (expense), net	7	5	15	72
Loss before income taxes	(2,641)	(3,327)	(6,838)	(5,118)
Provision for (benefit from) income taxes	—	(2)	5	(1)
Net loss from continuing operations	(2,641)	(3,325)	(6,843)	(5,117)
Net income (loss) from discontinued operations, net of taxes	—	75	—	(136)
Net loss	$(2,641)	(3,250)	(6,843)	(5,253)

Net loss per share from continuing operations, basic and diluted	$(0.12)	$(0.15)	$(0.30)	$(0.23)
Net income (loss) per share from discontinued operations, basic and diluted	—	—	—	(0.01)
Net loss per share, basic and diluted	$(0.12)	$(0.15)	$(0.30)	$(0.24)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	22,519,493	22,378,646	22,503,171	22,373,578

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,843)	$(5,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	—	(136)
Return on Investment	(1,271)	—
Depreciation and amortization	26	253
Stock-based compensation	455	618
Deferred tax liability	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	2,016	(204)
Inventories	—	(46)
Prepaid expenses and other current assets	(106)	(89)
Other long-term assets	(231)	—
Accrued expenses	(2)	622
Accounts payable	(196)	535
Accounts payable - related parties	(92)	(2)
Other current liabilities	—	(20)
Accrued income taxes	8	—
Net cash used in operating activities	(6,236)	(3,590)

Cash flows from investing activities:
Purchases of property and equipment	(210)	(19)
Proceeds from investment	826	—
Purchase of additional investment	—	(500)
Net cash provided by (used in) investing activities	616	(519)

Cash flows from financing activities:
Proceeds from exercise of stock options	20	70
Net cash provided by financing activities	20	70
Net decrease in cash and cash equivalents	(5,600)	(4,039)
Cash and cash equivalents - beginning	17,505	24,598
Cash and cash equivalents - ending	$11,905	$20,559

Supplemental disclosures of cash flow information:
Additional investment held by investee	$445	$—
Purchase of property and equipment in exchange for finance agreement	$—	$2

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Finjan Holdings, Inc., a Delaware corporation (the “Company” or “Finjan Holdings”), is a cybersecurity company focused on licensing, providing consulting services, developing mobile security applications and investing in cybersecurity technologies and intellectual property.  The Company operates a cybersecurity business, licensing and enforcing its technology patent portfolio which is operated by the wholly-owned subsidiary Finjan, Inc. (“Finjan”).   In June 2015, Finjan Holdings launched a wholly-owned subsidiary, CybeRisk Security Solutions (“CybeRisk”), to provide cybersecurity risk advisory services to customers around the world. The financial results of CybeRisk to date were insignificant.

On December 4, 2014, the Company sold its organic fertilizer business, and as a result it was reclassified and presented as discontinued operations.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The December 31, 2014 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2014 which were included in the annual report on Form 10-K filed by the Company on March 11, 2015.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the year ending December 31, 2015, for any other interim or future periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to stock-based compensation, investments, the determination of the economic useful life of property and equipment, income taxes and valuation allowances against net deferred tax assets. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Finjan Holdings and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

Revenue from the Company’s cybersecurity business results from grants of licenses to its patented cybersecurity technology and settlements reached from legal enforcement of the Company’s patent rights.  Revenue is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided the license fees are fixed or determinable and collectability is reasonably assured.

The total amount of the consideration received upon any settlement or judgment is allocated to each element based on the fair value of each element. Elements provided in either settlement agreements or judgments include, the value of a license, legal release and interest. Fair value of licensing agreements and royalty revenues, are recognized as revenues in the condensed consolidated statement of operations. Elements not related to license agreements and royalty revenue in nature will be reflected in other income (expense),net of the condensed consolidated statements of operations. Legal release as part of a settlement agreement is recognized as a separate line item in the condensed consolidated statements of operations when value can be allocated to the legal release. When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement, and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded in other income (expense), net.

When settlements or judgments are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method relative to full license fair value prior to the discount.

SOFTWARE DEVELOPMENT COSTS

Software development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the periods. Software development costs expensed during the periods were not material.

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of June 30, 2015 and December 31, 2014, substantially all of the Company’s cash and cash equivalents are uninsured.

NET LOSS PER COMMON SHARE

Basic net loss per common share is based upon the weighted-average number of common shares outstanding. Diluted net loss per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common equivalent shares outstanding.

The outstanding common equivalent shares, excluded from the computation of the diluted net loss per share for the periods presented because including them would have been anti-dilutive, are as follows:

	Three and Six Months Ended June 30,
	2015	2014
Stock options	1,398,332	1,497,032
Restricted Stock Units	517,926	—
Total	1,916,258	1,497,032

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

SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, other than those disclosed in Note 8.

NOTE 2 – BALANCE SHEET COMPONENTS

ACCRUED EXPENSES

The components of accrued expenses were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Legal	$550	$553
Compensation	172	201
Rent	76	46
Total	$798	$800

NOTE 3 – COMMITMENTS AND CONTINGENCIES

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

In May 2015, the Company entered into a sublease agreement for its former corporate headquarters in New York, NY. As of June 30, 2015, the total future minimum lease payments to be received under the sublease agreement, which expires in September 2018, was $531,000.

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

On January 7, 2015, the Company entered into a sublease agreement to sublease office space in East Palo Alto, California through September 30, 2018 as its new Company headquarters. The annual rent is approximately $425,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rent is subject to an approximate 3.0% increase at each anniversary of the commencement date during the term of the sublease agreement. The minimum lease payments related to the lease is approximately $1.5 million, and required an initial security deposit of $231,000 which is included in other long-term assets.

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of June 30, 2015 (in thousands):

For the year ending December 31,
2015, remaining six months	$364
2016	754
2017	753
2018	459
$2,330

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $76,000 and $46,000 as of June 30, 2015 and December 31, 2014, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

Rent expense was $175,000 and $287,000 for the three and six months ended June 30, 2015, respectively, and $72,000 and $104,000 for the three and six months ended June 30, 2014, respectively.

Capital Commitments

On November 21, 2013, the Company made a $5.0 million commitment to invest in JVP VII Cyber Strategic Partners, L.P. (the “JVP Fund”), an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies. If and when the Company funds the entire amount of the investment, it will be less than a 10% limited partnership interest in which the Company will not be able to exercise control over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting. As of June 30, 2015, the Company had a $4.0 million outstanding capital commitment to the venture capital fund, which can be called any time until 2018.

On June 8, 2015, the company received a cash distribution of $826,000 as a portion of a gross entitlement of approximately $1,271,000 from its investment in the JVP Fund. This distribution represents a portion of the gross proceeds allocated to the Company’s investment, with the remaining amounts to be retained by the JVP Fund to fund future investment activities. The retained proceeds did not reduce the Company's future capital commitment to the venture capital fund.

NOTE 4 – LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement, effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The agreement provides for F-Secure to pay Finjan the sum of $1.0 million in cash, of which $700,000 was received on April 22, 2015 and $300,000 is payable on or before March 31, 2016.  The Company recognized $700,000 of the $1.0 million license as revenues as of June 30, 2015, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 1. The remaining balance of $300,000 under the terms of the agreement will be recognized as revenues when the payments are due. The agreement also provides for the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues (the “F-Secure Patents”). In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid, nonexclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

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

Under the license agreement, the licensee will pay Finjan a license fee of $8.0 million payable in four installments.  The first installment of $3.0 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2.0 million was received on January 16, 2015, the third installment of $2.0 million is payable on or before January 15, 2016, and the fourth and final installment of $1.0 million is payable on or before January 13, 2017.  The Company recognized approximately $5.0 million of the $8.0 million license as revenues as of December 31, 2014. The remaining balance of $3.0 million under the terms of the agreement will be recognized as revenues when the payments are due. Each party also agreed to bear its own legal fees and costs. The Company recognized $0.8 million of legal fees related to this settlement as cost of revenues.  At December 31, 2014, $2.0 million of the Company’s outstanding accounts receivable relates to the second installment, which was received on January 16, 2015 and recognized as revenue during the year ended December 31, 2014.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock-based Compensation

On July 10, 2014, the Company’s stockholders approved the Finjan Holdings, Inc. 2014 Incentive Compensation Plan (the "2014 Plan") at the annual meeting of stockholders, pursuant to which 2,196,836 shares of common stock were authorized for issuance.  On June 24, 2015, the Company adopted the 2015 Israeli Sub-plan (the “2015 Israeli Sub-plan”) to the Company’s 2014 Plan, which enables the Company to grant options, and issue shares of common stock to employees and non-employees, who are employed by the Company or any of its affiliates, who are residents of the State of Israel.

Since shareholder approval of the 2014 Plan, the Company has issued a total of 594,504 Restricted Stock Units ("RSUs") of which 517,926 remained outstanding as of June 30, 2015.  RSUs generally vest over three or four years, with one-third or one-fourth, respectively, vesting on the one-year anniversary followed by quarterly vesting thereafter.

Upon shareholder approval of the 2014 Plan, the 2013 Global Share Option Plan and Israeli Sub-Plan (the “2013 Plan”) were terminated, other than respect to options outstanding under such plans. 1,398,332 options remain outstanding under the 2013 and 2014 Plans as of June 30, 2015.

Stock-based compensation to employees and non-employees are recognized as expense in the condensed consolidated statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using Black-Scholes option pricing model for stock options and intrinsic value for RSUs), and is recognized as an expense over the requisite service period (generally the vesting of the equity awards). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including future employee stock option exercise behavior and requisite service periods.

During the three and six months ended June 30, 2015, the Company expensed $100,000 and $455,000, respectively, of stock-based compensation in the condensed consolidated statements of operations. The stock-based compensation was $280,000 and $618,000 during the three and six months ended June 30, 2014, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2015 was $0.

During the three and six months ended June 30, 2015, the Company granted options to employees exercisable for 47,500 shares of common stock. During the three and six months ended June 30, 2015, no options were granted to non-employees. During the three and six months ended June 30, 2014, no options were granted to employees and non-employees. The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

Three and Six Months Ended June 30,
2015
Volatility	112.40%
Expected term (in years)	6.11
Risk-free rate	1.54%
Expected dividend yield	—%
Weighted-average grant date fair value	$1.16

The risk-free interest rate is based on the U.S. Treasury rates with maturities similar to the expected term of the option. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate and was based on historical volatility of comparative companies that are similar to the Company. The expected term was estimated using the simplified method. The simplified method calculates the expected term as the average of the time to vesting and the contractual life of the option. The dividend yield is 0% as the Company has never declared or paid any cash dividends and does not anticipate paying dividends in the future. The Company estimated the forfeiture rate based on its historical experience.

NOTE 6 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 and $176,000 in legal fees to the firm during the three and six months ended June 30, 2015, respectively, and $38,000 and $74,000 during the three and six months ended June 30, 2014, respectively.  As of June 30, 2015 and December 31, 2014, the Company has balances due to this firm amounting to $0 and $12,000, respectively.

The Company obtains social media and investor related services from a firm in which the Company’s Chief Financial Officer holds a 50% interest.  The Company incurred approximately $22,000 and $38,000 in fees to the firm during the three and six months ended June 30, 2015, and none during the three and six months ended June 30, 2014. As of June 30, 2015 and December 31, 2014, the Company has balances due to this firm amounting to $8,000 and $0, respectively.

NOTE 7 – LITIGATION, CLAIMS AND ASSESSMENTS

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

NOTE 8 – SUBSEQUENT EVENTS

Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:13-cv-03999-BLF, (N.D. Cal.): On August 28, 2013, Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California, asserting that Blue Coat Systems, Inc. was directly and indirectly infringing certain claims of Finjan’s U.S. Patents. Trial for this action took place from July 20, 2015 through August 4, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and the 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan $39.5 million in damages as reasonable royalties for Blue Coat's infringement. Post-trial motions are pending. There can be no assurance that we will be successful in collecting any amounts awarded in this claim.

Finjan, Inc. v. Blue Coat Systems, Inc., Case 3:15-cv-03295-BLF, (N.D. Cal.): Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc. (“Blue Coat”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, 8,566,580, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. We seek entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. On July 30, 2015, this action was reassigned to the Honorable Beth Labson Freeman. Blue Coat has not yet filed its Answer to the Complaint.

On July 13, 2015, the Patent Trial and Appeals Board (PTAB) at the US Patent and Trademark Office (USPTO) granted the Company’s petitions for Inter Partes Review (IPR) of two FireEye patents and subsequently determined that a majority of claims in US Patent Nos. 8,171,533 and 8,291,499, are invalid.

Item 2.  Management’s discussion and analysis of financial condition and results of operations

The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, about Finjan Holdings, Inc., (the “Company” or “Finjan Holdings”), financial condition and results of operations, including discussions about management’s expectations for the business. These include statements regarding our expectations, intentions, beliefs and projections about our future results, performance, prospects and opportunities. These statements can be identified by the fact that they do not relate strictly to historical or current facts or by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,”

“potential,” “should,” “will,” “will be,” “would,” and the negative of these terms and similar expressions, but this is not an exclusive way of identifying such statements. Readers are cautioned that forward-looking statements are not guarantees of future performance. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, the forward-looking statements contained in this report as a result of various risks, uncertainties and other factors. Important factors that could cause our actual results to differ materially from our expectations include, without limitation, our ability to execute our business plan, the outcome of pending or future enforcement actions, our ability to expand our technology portfolio, the enforceability of our patents, the continued use of our technologies in the market, the development of products and services for the consumer and enterprise market, the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months, the development or continuation of a liquid trading market for our securities, regulatory developments and other factors described under Item 1A. “Risk Factors,” as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and any subsequent quarterly or current reports. The following discussion should also be read in conjunction with the audited and unaudited consolidated financial statements and notes thereto, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and any subsequent quarterly or current reports, including this Quarterly Report on Form 10-Q.

The Company will continue to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). Forward-looking statements speak only as of the dates specified in such filings. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after any such date, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Overview

We operate a cybersecurity business, focused on licensing, providing consulting services, developing mobile security applications, and investing in cybersecurity technologies and intellectual properties.

As of June 30, 2015, we have approximately fifteen employees and we intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional future personnel will be primarily responsible for executing and implementing our enforcement strategy, including analyzing licensing and litigation opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Licensing

Through our subsidiary, Finjan, Inc. (“Finjan”), we own a portfolio of patents related to cybersecurity software and hardware technologies that proactively and dynamically detect malicious code, thereby protecting end users from identity and data theft, spyware, malware, phishing, trojans and other web and network threats.

Founded in 1997, Finjan developed and patented cybersecurity technologies that are capable of detecting previously unknown and emerging threats on a real-time, behavior-based basis, a significant improvement over previous signature-based methods of intercepting only known threats to computers, which were standard in the web and network cybersecurity industry during the 1990s. With the ever-mounting security breaches, the network, web and endpoint cybersecurity industries have necessarily transitioned to behavior-based detection of malicious code, and we believe that our patented innovations are widely used by third parties. We intend to protect the value of our patent portfolio and maximize the economic benefits of our technologies through further licensing. Moreover, we will continue to develop new cybersecurity technologies and increase our patent holdings through strategic acquisitions and partnerships.

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement (“F-Secure License”) with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The F-Secure License provides for F-Secure to pay Finjan the sum of $1,000,000 in cash, of which $700,000 was received on April 22, 2015, and $300,000 is payable on or before March 31, 2016. The F-Secure License also provides for the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 (the “’048 Patent”) and 7,769,991 (the “’991 Patent”), including among other things, all progeny applications or patents, foreign counterparts and reissues (collectively the “F-Secure Patents”). The ‘048 and ‘991 Patents have been duly assigned to Finjan and recorded with the United States Patent and Trademark Office (USPTO) and -- consistent with our commitment to transparency -- on the recently launched Open Register of Patent Owners (“ORoPO”). In exchange for the foregoing and other valuable consideration, Finjan agreed to (subject to certain restrictions, limits and other conditions), grant F-Secure a worldwide, fully-paid up, nonexclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

Cybersecurity Consulting Services

On June 15, 2015 the Company announced the launch of its new business, CybeRiskTM Security Solutions Ltd. (“CybeRisk”) to provide cybersecurity risk advisory services to customers, at the executive and board room level, around the world. CybeRisk will service customers throughout Europe, North America, and other key global markets from its headquarters in Tel Aviv. Yoram Golandsky, who previously led Cisco’s Cyber Security Center of Excellence (the “Center”) as General Manager, has been named Chief Executive Officer of CybeRisk. Mr. Golandsky brings to his role of CEO more than 20 years of experience delivering security technology and advisory services in the financial services, ecommerce, and payment system industries. CybeRisk’s management team includes COO Eyal Harari, who also joins from the Center. As Business Operations Manager there, Mr. Harari was responsible for the Center's project initiation, deliverables, finance, quality, and timeframes, in addition to managing the Center's resources and reporting both internally and externally.

Mobile Applications

On June 16, 2015, Finjan launched a new mobile application product for consumers, namely, the Finjan Mobile Secure Browser (a browser that can be used like other browsers, such as Safari or Google Chrome), available for the iOS and Android platforms. The Finjan Mobile Secure Browser provides a simple solution for protecting a mobile device from malicious content from the Internet. The Finjan Mobile Secure Browser will inform users as they attempt to log onto an unfamiliar URL (Uniform Resource Location) or web page as to whether that web page is safe, suspicious, or dangerous, as well as where the website domain resides and the categories so that the user can avoid a malicious breach. For example, if the site is safe (green), Finjan Mobile Secure Browser will go directly to the desired web page. If the URL is suspect (yellow), it will caution the user and state, for example, the site may contain malicious code or use phishing tactics (e.g., creating replicas of otherwise legitimate commercial websites). If the site is dangerous (red), Finjan's secure browser will warn the user of the danger in proceeding, but allow the user to decide whether or not to proceed. Version 1 of the Finjan Mobile Secure Browser can currently be downloaded for free onto your smartphone from the Google Play Store (for Android devices) and the iTunes Store (for iOS devices).

On June 3, 2015, we announced the Finjan Mobile Defense Challenge 2015 (“MDC 2015”), a student cybersecurity mobile application competition to promote innovation, education, and the entrepreneurial spirit in the cybersecurity space, in a combined effort to identify next generation consumer privacy and data protection technologies for mobile platforms. Drawing from our history in developing behavior-based cybersecurity solutions with the assistance of student hackers, we offered a $40,000 grant to the student or team of students whose mobile security application proposal was selected for development.

On July 15, 2015, we announced the winner of the MDC 2015. Team SeQrity whose members are PhD candidates from the University of California, Los Angeles; Northeastern University, College of Engineering; and William Marsh “Rice” University, Department of Computer Science, proposed a mobile security application entitled “Influential Manner of Smart-Phone Applications on User's Privacy through Machine Learning and Pattern Recognition Methods”. Team SeQrity will develop their proposed mobile application under the mentorship and guidance of a professional developer, including business-related skills such as developing a project development plan with milestones and a budget.

Investments in Innovations

On November 21, 2013, we made an initial investment in JVP VII Cyber Strategic Partners, L.P. (the “JVP Fund”), an Israel-based venture capital fund, seeking to invest in early-stage cyber technology companies. On June 8, 2015, we received a cash distribution of $826,000 as a portion of a gross entitlement of approximately

$1,271,000 from its investment in the JVP Fund. This distribution represents a portion of the gross proceeds allocated to the Company’s investment, with the remaining amounts to be retained by the JVP Fund to fund future investment activities.

Discontinued Operations

On December 4, 2014, we sold our wholly-owned subsidiary, Converted Organics of California, LLC (“Converted Organics”), and as a result, we no longer operate an organic fertilizer business.  The results of operations of Converted Organics have been included in the condensed consolidated financial statements and footnotes thereof as discontinued operations.  Accordingly, we have reported the results of operations of Converted Organics as discontinued operations and reclassified the condensed consolidated statements of operations for the three and six months ended June 30, 2014.  In order to reflect the change in the composition of the Company’s segments, such reclassification did not have an impact on previously reported net loss or net loss per share, total equity and total assets.

Recent Events

On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and the 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan $39.5 million in damages as reasonable royalties for Blue Coat's infringement. Post-trial motions are pending. There can be no assurance that we will be successful in collecting any amounts awarded in this claim.

Finjan, Inc. v. Blue Coat Systems, Inc., Case 3:15-cv-03295-BLF, (N.D. Cal.): Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc. (“Blue Coat”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, 8,566,580, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. We seek entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. On July 30, 2015, this action was reassigned to the Honorable Beth Labson Freeman. Blue Coat has not yet filed its Answer to the Complaint.

On July 13, 2015, the Patent Trial and Appeals Board (PTAB) at the US Patent and Trademark Office (USPTO) granted the Company’s petitions for Inter Partes Review (IPR) of two FireEye patents and subsequently determined that a majority of claims in US Patent Nos. 8,171,533 and 8,291,499, are invalid.

Industry Trends and Outlook

We believe cybersecurity issues will be a very active sector in 2015.  Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens.  We have recently seen a number of successful cybersecurity breaches targeting many high profile victims.  The full extent of the cost and damage associated with these attacks may not be known for some time. Nonetheless, these attacks are expected to continue and significantly increase along with their associated and sometimes unprecedented costs.  In many cases, it is not just the government or corporation that suffers losses or damages but their clients, customers and employees, who can also fall victim.  These issues have forced the government, corporations, and other internet dependent entities to take a more critical analyses of their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including consulting services, hardware and software.

Future Growth Strategy

Strategic Goals

Our mission, for the foreseeable future, is to license our cybersecurity technologies, invest in innovation, and develop new products and services, as well as encourage the development of core intellectual property. We believe our cybersecurity technologies, which are capable of detecting previously unknown and emerging threats on a real-time, behavior-based basis, continue to hold significant value.  We intend to rigorously protect our research and development investment, the value of our patents and patented technologies, and the value of our existing licensees’ investments in our patent portfolio through consistent but reasonable enforcement activities, preferably through licensing transactions over litigation.  We are pursuing and will continue to pursue our growth strategy through the following strategies:

•
Invest in Internal Research & Development - We are pursuing and will continue to pursue internal research and development of new security technologies.  Since we do not yet have sufficient internal personnel to engage in large-scale research and development, our expectation is that any new technologies in the near future will be developed in conjunction with strategic partners or obtained via acquisitions.  Current research and development includes developing security applications for mobile devices, the first being the Finjan Mobile Secure Browser.

•
Continue to Develop and Invest in CyberRisk - We intend to further invest in CyberRisk, our cybersecurity consulting services business. This will include the hiring of additional qualified personnel, as well as potentially acquiring an existing cybersecurity consulting firm.  CybeRisk provides services to enterprise level customers on a wide variety of threats, current and future issues and prevention.

•
Expand our IP Assets Through Acquisitions and Strategic Partnerships - We intend to acquire and develop new technologies and invest in intellectual property through strategic partnerships, acquisitions of technology-focused companies, IP portfolios or other assets and other initiatives. We endeavor to identify relevant security technologies and patents that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services, and to which we can bring enforcement (i.e., licensing or litigation) and other expertise. We may also broaden our technology and patent holdings by working with inventors, acquiring technology companies, investing in research laboratories, start-ups, or universities, and by creating strategic partnerships with companies, large and small, seeking to effectively and efficiently monetize their technology and patent assets. While we anticipate that we will initially focus on acquisitions and strategic partnerships involving technologies relating to network, web and endpoint cybersecurity, we may seek to diversify to a broader market in the future. Our experience with monetizing both technologies and patents may be considered valuable by potential acquisition candidates and strategic partners who may lack resources or know-how to effectively and efficiently generate a return for those investments.  For example, through our investment in the JVP Fund, we believe that viable acquisition targets will come to our attention.

•
Develop and Expand Existing Patent Portfolio - We have obtained and endeavor to continue to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space. For example, on March 18, 2014, our subsidiary, Finjan, Inc. (“Finjan”), was issued a U.S. Patent No. 8,677,494 (the “’494 Patent”).  Additionally, as part of the consideration for granting a patent license to F-Secure, we acquired two of F-Secure’s patents (U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues), that are complementary to our existing patent portfolio. We also recently filed a provisional application covering our new secure mobile browser application.

•
Demonstrate Best Practices in Pursuing Licensing Relationships and Enforcing our Patent Rights - In March 2014, we adopted Licensing Best Practices to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing. We called upon and continue to promote industry-wide adoption of a set of licensing best practices, through leadership organizations such as the Licensing Executive Society (LES) and the recently launched Open Register of Patent Owners (“ORoPO”) that support technological advancements, investments in innovation, and continued job creation while protected by a robust patent system.  We intend to pursue a proactive licensing campaign that adheres to our best practices guidelines while rigorously protecting our intellectual property rights.   We believe that by focusing our licensing campaign on: (1) unauthorized providers of our patented technologies and not consumers, (2) conducting reasonable diligence to determine a patent's enforceability and use with respect to prospective licensees in advance of initial discussions, (3) being transparent with prospective licensees and providing useful facts and information to aid the prospective licensee’s decision-making process, and (4) offering fair value, we are more likely to foster productive business discussions that result in a positive licensing relationship for both parties.  We have entered into preliminary discussions with numerous potential licensees in accordance with these Licensing Best Practices, but acknowledge that it takes many discussions and many months for preliminary discussions to culminate in a license agreement, if at all.  While it is our preference to resolve our patent-related disputes through amicable business solutions, protecting the value of our patented technology is paramount. See “Part II - Other Information, Item 1. Legal Proceedings.”

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

Comparability to Future Results

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of our recent or future results. In addition to the factors described below, please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 for additional factors that may affect our operating results.

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

Public Company Expenses

Finjan became a public company on June 3, 2013 through a reverse merger (the “Merger”), and our common stock began trading on The NASDAQ Capital Market in May 2014. Finjan’s operating results as a private company do not reflect certain increased expenses that we incur, and will continue to incur, as a public company with listed securities, including legal and accounting fees and other general and administrative expenses related to, among other things, establishing and maintaining more comprehensive compliance and governance functions, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and complying with federal securities laws. We have also incurred additional costs associated with compensation of non-employee directors and costs associated with the retention of full-time executives, employees and consultants to operate our cybersecurity business and to comply with our obligations as a public company. In addition, the cost of director and officer liability insurance has increased compared to costs incurred by Finjan prior to becoming a public company. Any of the foregoing costs could continue to increase as we pursue our growth strategy. In light of these costs and the changes in our management, business and growth strategy that resulted from the Merger, the costs that we incurred prior to the Merger may not be indicative of the costs we incur as a post-Merger public company and will continue to incur in the future.

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings, Inc. 2014 Incentive Plan (the “2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. A total of 517,926 restricted stock units are outstanding as of June 30, 2015 under the 2014 Plan. 1,398,332 options remain outstanding as of June 30, 2015 under the 2013 and 2014 Plans. We expect that future equity-based awards will be made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

Since the Merger, we have significantly increased the number of our employees to help execute our strategy in the cybersecurity business and support our public company functions, and expect to hire additional employees in both capacities. Accordingly, we will continue to incur compensation expenses in future periods that Finjan did not incur during the historical period presented in its financial statements.

Results of Operations

Revenues for the three and six months ended June 30, 2015 were $0.7 million compared to $0 the same periods in 2014. There were no revenues for the three and six months ended June 30, 2014 due to discontinued operations from Converted Organics. The increases in revenues for the three and six months ended June 30, 2015 compared to the same periods in 2014 were due to an agreement entered into with F-Secure in April 2015. We recognized $0.7 million of the $1.0 million license as revenues provided under the agreement, with the remaining balance of $0.3 million to be recognized as revenues when the payment is due on or before March 2016.

The Company’s operating expenses consist primarily of selling, general and administrative expenses, including stock-based compensation, accounting, legal and other professional fees. During the three and six months ended June 30, 2015, selling, general and administrative expenses increased by $1.2 million, or 36.8% and $2.6 million, or 41.6%, respectively, as compared to the same periods in 2014. For the three and six months ended June 30, 2015, litigation expenses increased $1.0 million and $1.9 million, respectively, compared to the same periods in 2014. For the three and six months ended June 30, 2015, headcount related expenses increased $31,000 and $0.7 million, respectively, compared to the same periods in 2014. For the three and six months ended June 30, 2015, other operating expenses increased $0.3 million and $85,000, respectively, compared to the same periods in 2014.

Return on investments for the three and six months ended June 30, 2015 increased by $1.3 million compared to the same periods in 2014 due to a distribution from our investment in the JVP Fund, which represents a portion of the gross proceeds allocated to the Company’s investment.

Gain on settlement, net of legal costs for the six months ended June 30, 2015 decreased by $1.0 million compared to the same period in 2014. $1.0 million gain on settlement during the six months ended June 30, 2014, represented the third and final installment payment from prior litigation settlement.

Liquidity and Capital Resources

Overview

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to the litigations in process and any other litigation we pursue. We also expect to require significant capital resources to maintain our issued patents, prosecute our patent applications, and acquire new technologies as part of our growth strategy, and to attract and retain qualified personnel. In addition, on November 21, 2013, we made a $5.0 million commitment to invest in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies of which $4.0 million remains outstanding. The fund can make a call on our remaining $4.0 million commitment at any time until 2018.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

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

As of June 30, 2015, we had approximately $11.9 million of cash and cash equivalents and $9.8 million of working capital. The decrease in our cash and cash equivalents of approximately $5.6 million from December 31, 2014 is primarily attributable to approximately $5.0 million used in operations.

Based on current forecasts and assumptions, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months from the date of filing this report. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Even without such difficulties, we may seek to raise additional capital to grow our business. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all.

Cash Flows used in Operating Activities

Finjan’s net cash used in operating activities increased by $2.6 million to $6.2 million during the six months ended June 30, 2015, as compared to the same period in 2014 primarily due to our increased loss offset by increased collections of our accounts receivable.

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2015, cash provided by investing activities increased by $1.1 million compared to the same period in 2014. The increase was primarily due to proceeds from investment of $0.8 million and decrease in purchase of shares in investee of $0.5 million during the six months ended June 30, 2015 compared to the same period in 2014.

Cash Flows from Financing Activities

During the six months ended June 30, 2015, cash flows from financing activities were deemed non- material compared to the same period in 2014.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

See Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of June 30, 2015, totaled $11.9 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Phil Hartstein, and our Chief Financial Officer and Treasurer, Michael D. Noonan the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, to allow timely discussions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:13-cv-03999-BLF, (N.D. Cal.):

We filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat Systems, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,633 patents, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Blue Coat’s ProxyAV Appliances and Software, Blue Coat’s ProxySG Appliances and Software, and Blue Coat’s WebPulse Service. The principal parties in this proceeding are Finjan, Inc. and Blue Coat, Inc. This action is before the Honorable Judge Beth Labson Freeman. The Court held a claim construction, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844; 7,058,822; 7,418,731; 7,647,633” on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118.  Trial for this action took place from July 20, 2015 through August 4, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and the 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan $39.5 million in damages as reasonable royalties for Blue Coat's infringement.

Post-trial motions are pending. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Proofpoint, and Armorize Technologies, Inc., Case 3:13-cv-05808-HSG (N.D. Cal.):

We filed a patent infringement lawsuit against Proofpoint, Inc. and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court for the Northern District of California on December 16, 2013, asserting that defendants Proofpoint, Inc. and Armorize Technologies collectively and separately are directly and indirectly infringing one or more claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Proofpoint Enterprise Protection, Proofpoint’s Malvertising Protection, Proofpoint’s Safelmpressions, Proofpoint’s Targeted Attack Protection, Proofpoint Essentials, Proofpoint Protection Server, Proofpoint Messaging Security Gateway, HackAlert Anti-Malware,

Codesecure, SmartWAF, Safelmpressions, and Malvertising Protection. The principal parties in this proceeding are Finjan, Inc., Proofpoint, Inc., and Armorize Technologies, Inc. We seek entry of judgment that Proofpoint, Inc. and Armorize Technologies, Inc. have infringed and are infringing the above-listed patents, a judgment that Proofpoint, Inc. and Armorize Technologies, Inc. have induced infringement of U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, a preliminary and permanent injunction from infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Until recently, this action was before the Honorable Beth Labson Freeman. On February 13, 2015, this matter was reassigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  A claim construction or Markman Hearing was heard on June 24, 2015, the Court’s Claim Construction Order of which is pending. A pretrial conference is scheduled for February 23, 2016, and a trial date is scheduled for March 7, 2016. There can be no assurance that we will be successful in settling or litigating these claims.

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

Finjan, Inc. v. Symantec Corporation., Case 3:14-cv-02998-HSG (N.D. Cal.):

We filed a patent infringement lawsuit against Symantec Corporation in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec Corporation is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. We amended our Complaint on September 11, 2014 to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494.  The accused products and services include Symantec Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, Safe-Web Lite, Norton Safe Web, Messaging Gateway, Messaging Gateway for Service Providers, Messaging Gateway Small Business Edition Managed Security Services-Advance Threat Protection, Advanced Threat Protection Solution, Symantec Protection Engine for Cloud Services, Symantec Protection Engine for Network Attached Storage, Symantec Mail Security for Domino, Symantec Mail Security for Microsoft Exchange, Symantec Scan Engine for Windows, Web Security.cloud, Email Security.cloud, AntiVirus/Filtering for Domino, AntiVirus for Linux, Mail Security for SMTP, Scan Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Linux/Solaris, Protection Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Windows, Web Gateway and Norton Security.  The principal parties in this proceeding are Finjan, Inc. and Symantec Corporation. We seek entry of judgment that Symantec has infringed and is infringing the above-listed patents, has contributorily infringed and is contributorily infringing U.S. Patent No. 8,015,182, and has induced infringement, and/or is inducing infringement of U.S. Patent Nos. 6,154,844,

7,613,926, 7,756,996, 7,757,289, 7,930,299, and 8,677,494, a preliminary and permanent injunction from infringing, contributorily infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Symantec answered our Amended Complaint on September 25, 2014, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112.  Symantec filed an Amended Answer on October 31, 2014 pursuant to a stipulation and Court order to remove its Fourteenth Affirmative Defense of unenforceability. Both parties have demanded a jury trial.  On February 13, 2015, this matter was reassigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.   A claim construction or Markman Hearing was heard on June 29, 2015, the Court’s Claim Construction Order of which is pending. No dates have yet been set for a pretrial conference or trial date in this action. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Palo Alto Networks, Inc., Case 3:14-cv-04908 EMC (N.D. Cal.):

We filed a patent infringement lawsuit against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to  Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection.  Palo Alto Networks failed to timely respond to the Complaint and we submitted an application for Entry of Default.  On Palo Alto Networks’ request, we stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan, Inc. and Palo Alto Networks, Inc. We seek entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  This matter is before the Honorable Edward M. Chen, United States District Court. The Initial Case Management Conference for this matter is scheduled for September 17, 2015.  No other court dates have been scheduled in this matter.  There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case 3:15-cv-03295-BLF (N.D. Cal.):

We filed a patent infringement lawsuit against Blue Coat Systems, Inc. (“Blue Coat”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, 8,566,580, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. We seek entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. On July 30, 2015, this action was reassigned to the Honorable Beth Labson Freeman. Blue Coat has not yet filed its Answer to the Complaint.

B. Proceedings before the United States Patent & Trademark Office (USPTO)

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

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.):

A third-party request for ex parte reexamination of claims 1-7 and 28-33 of U.S. Patent No. 7,647,633 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,016. The request for reexamination was granted and a non-final Office Action was mailed November 19, 2013. The non-final Office Action included rejections of claims 1-7 and 28-33 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on February 19, 2014. The response to non-final Office Action included, inter alia: arguments and a supporting declaration by us showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. Additionally, a renewed petition to accept an unintentionally delayed priority claim was also submitted and the petition was granted on January 23, 2015.  An updated filing receipt reflecting the priority claim was issued. A final Office Action was issued May 22, 2015 and a Notice of Appeal was filed by Finjan on May 22, 2015. Finjan’s appeal brief is due August 22, 2015. There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-7 and 28-33 before the USPTO.

U.S. Patent No. 7,058,822 (Assignee, Finjan, Inc.):

A third-party request for ex parte reexamination of claims 1-8 and 16-27 of U.S. Patent No. 7,058,822 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,017. The request for reexamination was granted and a non-final Office Action was mailed December 6, 2013. The non-final Office Action included rejections of claims 1-8 and 16-27 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on March 6, 2014. The response to non-final Office Action included, among other things: arguments and a supporting declaration by us showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. A final Office Action was mailed on September 8, 2014 and a response thereto was filed on October 8, 2014.  The response to final Office Action included, among other things: proposed claims amendments and arguments rebutting the various prior rejections. Additionally, a petition to accept an unintentionally delayed priority claim was also submitted and granted by the Petitions Branch of the USPTO. On October 23, 2014, an Advisory Action was issued by the Patent Office maintaining the rejections from the final Office Action and indicating that Finjan’s proposed claims amendments would not be entered.  On December 8, 2014, Finjan: (1) filed a petition to the Director of the Central Reexamination Unit (CRU) under 37 CFR 1.181 challenging the Examiner’s failure to enter the amendments and requesting entry; and (2) a notice of appeal to the Patent Trial and Appeal Board (PTAB). We filed our appeal brief on February 8, 2015.  The Examiner filed a brief on March 30, 2015.  Finjan filed a Reply Brief and a Request for Oral Hearing on June 1, 2015 and the Appeal was docketed at the PTAB and assigned Appeal No. 2015-006304. We now await an oral hearing date. Finjan is also seeking examination of additional claims through a Track I expedited continuation application which received a Notice of Allowance with issue fee due September 8, 2015.  There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-8 and 16-27 before the USPTO.

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

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):

A third-party request for inter partes reexamination of all claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. We timely filed a response to non-final Office Action, as did the third party requester and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. We timely responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. The third party requester subsequently responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, we filed a notice of appeal of the rejection of Claims 1-55 followed by an Appeal Brief on September 2, 2014.  The requester (Symantec Corporation) filed a respondent brief on October 2, 2014.  The Examiner filed a brief on March 25, 2015.  Finjan filed a Rebuttal Brief on April 27, 2015 and a Request for Oral Hearing on May 26, 2015. The Rebuttal Brief maintained Finjan’s request to review the rejections of claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54. Claims 1, 5, 6, 12, 15, 21, 33, 37, 38, 45, 52 and 55 were withdrawn from appeal in view the final invalidity decision issued on September 15, 2014 by the Federal Circuit. The Appeal was forwarded to the PTAB in accordance with the Notice mailed June 2, 2015. We now await an oral hearing date. Finjan is also seeking examination of additional claims through multiple Track I expedited continuation applications. There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-55 before the USPTO.

Inter Partes Review

U.S. Patent No. 7,613,926

On March 19, 2015, Sophos, Inc. filed a petition for inter partes review of United States Patent No. 7,613,926.  Finjan filed a preliminary response to the petition on June 26, 2015.  The inter partes review has not been instituted by the USPTO.

U.S. Patent No. 8,677, 494

On April 8, 2015, Sophos, Inc. filed a petition for inter partes review of United States Patent No. 8,677,494.  The inter partes review has not been instituted by the USPTO.

U.S. Patent No. 7,756,996

On July 3, 2015, Symantec Corporation filed (2) separate petitions for inter partes review of United States Patent No. 7,756,996.  The inter partes review has not been instituted by the USPTO.

U.S. Patent No. 7,757,289

On July 3, 2015, Symantec Corporation filed a petition for inter partes review of United States Patent No. 7,757,289.  The inter partes review has not been instituted by the USPTO.

U.S. Patent No. 7,930,299

On July 3, 2015, Symantec Corporation filed a petition for inter partes review of United States Patent No. 7,930,299.  The inter partes review has not been instituted by the USPTO.

U.S. Patent No. 8,015,182

On July 3, 2015, Symantec Corporation filed a petition for inter partes review of United States Patent No. 8,015,182.  The inter partes review has not been instituted by the USPTO.

U.S. Patent No. 8,141,154

On July 3, 2015, Symantec Corporation filed a petition for inter partes review of United States Patent No. 8,141,154.  The inter partes review has not been instituted by the USPTO.

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

Dated:  August 10, 2015

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Noonan
Michael Noonan
Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1	Finjan Holdings, Inc. Israeli Appendix to the 2014 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 26, 2015).#

10.2	Israeli Option Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 26, 2015).#

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.

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