Form 10-Q
period 2015-09-30
FINJAN HOLDINGS, INC.
filed 2015-11-09
CIK 1366340

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 5, 2015, 22,640,611 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

Exhibit Index

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)
	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,156	$17,505
Accounts receivable, net	—	2,016
Prepaid expenses and other current assets	241	112
Total current assets	7,397	19,633

Property and equipment, net	295	66
Investment	1,945	1,000
Other long-term assets	301	—
Total assets	$9,938	$20,699
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,148	$1,675
Accounts payable - related parties	8	100
Accrued expenses	437	800
Accrued income taxes	8	—
Total current liabilities	2,601	2,575
Other non-current liabilities	65	—
Total liabilities	2,666	2,575
Commitments and contingencies (Note 3)

Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 22,584,124 and 22,448,098 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	23,817	23,126
Accumulated deficit	(16,547)	(5,004)
Total stockholders' equity	7,272	18,124
Total liabilities and stockholders' equity	$9,938	$20,699

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amount)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$—	$4,998	$700	$4,998
Cost of revenues	—	800	60	800
Gross profit	—	4,198	640	4,198
Research and development	206	—	352	—
Selling, general and administrative expenses	4,490	3,534	13,108	9,723
Income (loss) from operations	(4,696)	664	(12,820)	(5,525)
Return on investment	—	—	1,271	—
Other income (expense), net	(4)	8	11	1,081
Income (loss) before income taxes	(4,700)	672	(11,538)	(4,444)
Provision for (benefit from) income taxes	—	(2)	5	(3)
Net income (loss) from continuing operations	(4,700)	674	(11,543)	(4,441)
Net loss from discontinued operations, net of taxes	—	(121)	—	(257)
Net income (loss)	$(4,700)	$553	$(11,543)	$(4,698)

Net income (loss) per share from continuing operations, basic and diluted	$(0.21)	$0.03	$(0.51)	$(0.20)
Net loss per share from discontinued operations, basic and diluted	—	(0.01)	—	(0.01)
Net loss per share, basic and diluted	$(0.21)	$0.02	$(0.51)	$(0.21)

Weighted-average number of common shares used in computing net loss per share, basic	22,561,745	22,421,749	22,522,910	22,389,811
Weighted-average number of common shares used in computing net loss per share, diluted	22,561,745	23,035,720	22,522,910	22,389,811

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss from continuing operations	$(11,543)	$(4,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on discontinued operations	—	(257)
Return on Investment	(1,271)	—
Depreciation and amortization	35	368
Stock-based compensation	642	971
Deferred tax liability	—	(6)
Changes in operating assets and liabilities:
Accounts receivable	2,016	(2,084)
Inventories	—	(104)
Prepaid expenses and other current assets	(129)	(45)
Other long-term assets	(301)	—
Accrued expenses	(363)	550
Accounts payable	473	1,238
Accounts payable - related parties	(92)	(2)
Other non-current liabilities	65	—
Accrued income taxes	8	—
Net cash used in operating activities	(10,460)	(3,812)

Cash flows from investing activities:
Purchases of property and equipment	(264)	(20)
Proceeds from investment	826	—
Purchase of additional investment	(500)	(500)
Net cash provided by (used in) investing activities	62	(520)

Cash flows from financing activities:
Proceeds from exercise of stock options	49	124
Net cash provided by financing activities	49	124
Net decrease in cash and cash equivalents	(10,349)	(4,208)
Cash and cash equivalents - beginning	17,505	24,598
Cash and cash equivalents - ending	$7,156	$20,390

Supplemental disclosures of cash flow information:
Additional investment held by investee	$445	$—
Purchase of property and equipment in exchange for finance agreement	$—	$2

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
RNOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Finjan Holdings, Inc., a Delaware corporation (the “Company” or “Finjan Holdings”), is a cybersecurity company focused on licensing and enforcement, providing consulting services, developing mobile security applications and investing in cybersecurity technologies and intellectual property.  Licensing and enforcement of its cybersecurity technology patent portfolio is operated by its wholly-owned subsidiary Finjan, Inc. (“Finjan”).   In June 2015, Finjan Holdings launched a wholly-owned subsidiary, CybeRisk Security Solutions LLC (“CybeRisk”), to provide cybersecurity risk advisory services to customers around the world. The advisory segment is deemed immaterial for the period presented.

On December 4, 2014, the Company sold its organic fertilizer business, and as a result it was reclassified and presented as discontinued operations. The organic fertilizer segment was not material for all the periods presented.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the year ending December 31, 2015, for any other interim or future periods.

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

Revenue from the Company’s cybersecurity business results from grants of licenses to its patented cybersecurity technology and settlements reached from legal enforcement of the Company’s patent right. Revenue is recognized when the arrangement with the licensee has been signed and the license has been delivered and made effective, provided the license fees are fixed or determinable and collectability is reasonably assured.

The total amount of the consideration received upon any settlement or judgment is allocated to each element based on the fair value of each element. Elements provided in either settlement agreements or judgments include, the value of a license, legal release and interest. Fair value of licensing agreements and royalty revenues, are recognized as revenues in the condensed consolidated statement of operations. Elements not related to license agreements and royalty revenue in nature will be reflected in other income (expense), net in the condensed consolidated statements of operations. Legal release as part of a settlement agreement is recognized as a separate line item in the condensed consolidated statements of operations when value can be allocated to the legal release. When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement, and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded in other income (expense), net.

When settlements or judgments are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named elements as mentioned above, to the value of the license agreement or royalty revenue under the residual method relative to full license fair value prior to the discount.

LIQUIDITY CONCERNS

The Company believes that it has sufficient cash and cash equivalents to meet anticipated cash needs for operations for at least the next 12 months from the date of filing this report. Such belief is based on current forecasts and assumptions regarding licensing of its technology, which are currently at various stages of negotiation, as well as other revenue sources. The Company may not be successful in finalizing such licensing efforts or close such term sheet and, even if successful, may need to raise additional capital in order to provide sufficient funds to support and grow the Company’s business.

RESEARCH AND DEVELOPMENT EXPENSE

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional services costs associated with the development of mobile security application products.

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

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates, and income and expenses are translated using average exchange rates during the period. The resulting foreign currency translation adjustments are recorded in accumulated other comprehensive income (loss).

Gains and losses from foreign currency transactions are included in other income (expense), net in the accompanying condensed consolidated statements of operations. Foreign currency transaction gains (losses) were immaterial for all the periods presented in the accompanying condensed consolidated financial statements.

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of September 30, 2015 and December 31, 2014, substantially all of the Company’s cash and cash equivalents are uninsured.

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

The outstanding common equivalent shares, excluded from the computation of the diluted net loss per share for the periods presented because including them would have been anti-dilutive, are as follows:

	Three and Nine Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,
	2015	2014
Stock options	1,440,832	1,481,833	24,401
Restricted Stock Units	465,197	244,504	94,560
Total	1,906,029	1,726,337	118,961

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

RECLASSIFACTIONS

Where applicable, certain prior period amounts have been reclassified for comparative purposes to conform to previous quarterly presentations. These reclassifications have no impact on the previously reported net (loss).

SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the review, the Company did not identify any recognized or non-recognized subsequent events which would have required an adjustment or disclosure in the financial statements, other than those disclosed in Note 8.

NOTE 2 – BALANCE SHEET COMPONENTS

ACCRUED EXPENSES

The components of accrued expenses were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Legal	$160	$553
Compensation	198	201
Deferred rent	79	46
Total	$437	$800

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into a lease for its former corporate headquarters in New York, NY for a period of five years beginning October 1, 2013. Under the terms of the lease, the Company owes an initial annual rent of $139,000, payable in monthly installments of $12,000 unless earlier terminated in accordance with the lease. As of September 30, 2015, the total future minimum lease payments to be paid under the agreement, which expires in September 2018, was $444,000. The agreement also required an initial security deposit of $69,000 which is included in other long term assets. The annual rental rate is subject to an increase on a cumulative basis after the first lease year at the rate of 2.5% per annum compounded annually.

In May 2015, the Company entered into a sublease agreement for its former corporate headquarters in New York, NY. As of September 30, 2015, the total future minimum lease payments to be received under the sublease agreement, which expires in September 2018, was $492,000.

On March 20, 2014, the Company received the consent of the master landlord for a sublease agreement dated March 10, 2014, pursuant to which the Company subleased office space in Menlo Park, CA through November 30, 2017. From the commencement date, the Company owes an initial annual rent of $165,000 payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. As of September 30, 2015, the total future minimum lease payments to be paid under the agreement, which expires in November 2017, was $373,000. The annual rental rate is subject to an approximately 3.0% increase at each anniversary of the commencement date during the term.

In August 2015, the Company entered into a sublease agreement for its office space in Menlo Park, CA. As of September 30, 2015, the total future minimum lease payments to be received under the sublease agreement, which expires in November 2017, was $413,000.

On January 7, 2015, the Company entered into a sublease agreement to sublease office space in East Palo Alto, California through September 30, 2018 as its new Company headquarters. The annual rent is approximately $425,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rent is subject to an approximate 3.0% increase at each anniversary of the commencement date during the term of the sublease agreement. The minimum lease payments related to the lease is approximately $1.3 million, and required an initial security deposit of $231,000 which is included in other long-term assets.

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of September 30, 2015 (in thousands):

For the year ending December 31,
2015, remaining three months	$180
2016	754
2017	753
2018	459
$2,146

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $79,000 and $46,000 as of September 30, 2015 and December 31, 2014, respectively, and is included in accrued expenses on the condensed consolidated balance sheets.

Rent expense was $187,000 and $474,000 for the three and nine months ended September 30, 2015, respectively, and $111,000 and $296,000 for the three and nine months ended September 30, 2014, respectively.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under the sublease agreements as of September 30, 2015 are as follows (in thousands):

For the year ending December 31,	New York	Menlo Park
2015, remaining three months	$40	$47
2016	160	188
2017	165	178
2018	127	—
	$492	$413

Capital Commitments

On November 21, 2013, the Company made a $5.0 million commitment to invest in JVP VII Cyber Strategic Partners, L.P. (the “JVP Fund”), an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies. If and when the Company funds the entire amount of the investment, it will be less than a 10% limited partnership interest in which the Company will not be able to exercise control over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting. As of September 30, 2015, the Company had a $3.5 million outstanding capital commitment to the venture capital fund, which can be called any time until 2018.

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

NOTE 4 – LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement, effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The agreement provides for F-Secure to pay Finjan the sum of $1.0 million in cash, of which $700,000 was received on April 22, 2015 and $300,000 is payable on or before March 31, 2016.  The Company recognized $700,000 of the $1.0 million license as revenues as of September 30, 2015, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 1. The remaining balance of $300,000 under the terms of the agreement will be recognized as revenues when the payments are due. The agreement also provides for the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues (the “F-Secure Patents”). In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid, nonexclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

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

Under the license agreement, the licensee will pay Finjan a license fee of $8.0 million payable in four installments.  The first installment of $3.0 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2.0 million was received on January 16, 2015, the third installment of $2.0 million is payable on or before January 15, 2016, and the fourth and final installment of $1.0 million is payable on or before January 13, 2017.  The Company recognized approximately $5.0 million of the $8.0 million license as revenues during the three and nine months ended September 30, 2014. The remaining balance of $3.0 million under the terms of the agreement will be recognized as revenues when the payments are due. Each party also agreed to bear its own legal fees and costs. The Company recognized $0.8 million of legal fees related to this settlement as cost of revenues.  At December 31, 2014, $2.0 million of the Company’s outstanding accounts receivable relates to the second installment, which was received on January 16, 2015 and recognized as revenue during the three and nine months ended September 30, 2014.

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

Since shareholder approval of the 2014 Plan, the Company has issued a total of 614,504 Restricted Stock Units ("RSUs") of which 465,197 remained outstanding as of September 30, 2015.  RSUs generally vest over three or four years, with one-third or one-fourth, respectively, vesting on the one-year anniversary followed by quarterly vesting thereafter.

Upon shareholder approval of the 2014 Plan, the 2013 Global Share Option Plan and Israeli Sub-Plan (the “2013 Plan”) were terminated, other than respect to options outstanding under such plans. 1,440,832 options remain outstanding under the 2013 and 2014 Plans as of September 30, 2015.

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

During the three and nine months ended September 30, 2015, the Company expensed $187,000 and $642,000, respectively, of stock-based compensation in the condensed consolidated statements of operations. The stock-based compensation was $353,000 and $971,000 during the three and nine months ended September 30, 2014, respectively. The aggregate intrinsic value of stock options outstanding and exercisable as of September 30, 2015 was $0.

During the three and nine months ended September 30, 2015, the Company granted 60,000 and 107,500 shares of common stock, respectively. During the three and nine months ended September 30, 2014, the Company granted 25,000 shares of common stock. The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Volatility	110.39%	49.20%	111.29%	49.20%
Expected term (in years)	6.11	6.00	6.11	6.00
Risk-free rate	1.66%	1.00%	1.61%	1.00%
Expected dividend yield	—%	—%	—%	—%
Weighted-average grant date fair value	$1.19	$1.46	$1.18	$1.46

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

NOTE 6 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 and $114,000 in legal fees to the firm during the three and nine months ended September 30, 2015, respectively, and $38,000 and $119,000 during the three and nine months ended September 30, 2014, respectively.  As of September 30, 2015 and December 31, 2014, the Company has balances due to this firm amounting to $0 and $110,000, respectively.

The Company obtains social media and investor related services from a firm in which the Company’s Chief Financial Officer holds a 50% interest.  The Company incurred approximately $24,000 and $62,000 in fees to the firm during the three and nine months ended September 30, 2015, and none during the three and nine months ended September 30, 2014. As of September 30, 2015 and December 31, 2014, the Company has balances due to this firm amounting to $8,000 and $0, respectively.

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

Finjan filed a second patent infringement lawsuit against Blue Coat Systems, Inc. in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, 8,566,580, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20.

Patent litigation is inherently subject to uncertainties. As such, there can be no assurance that the Company will be successful with its oral arguments in front of the court or in litigating and /or settling all these claims.

NOTE 8 – SUBSEQUENT EVENTS

 In Finjan, Inc. v. Palo Alto Networks, Inc. (3:14-cv-04908-EMC, Docket: 56), the matter has been reassigned from Honorable Judge Edward Chen in the San Francisco division to the Honorable Judge Phyllis Hamilton, the Chief Judge in the Oakland division (4:14-cv-04908-PJH, Docket: 57). Although a trial date had not yet been set by Judge Chen, all pending dates set by Judge Chen will be reset by Judge Hamilton in accordance with her calendar.

In Finjan, Inc. v. Symantec Corp. (3:14-cv-02998, Docket: 108), the Honorable Judge Haywood S. Gilliam, Jr. presiding in the San Francisco division has stayed the case pending a decision by the US Patent and Trademark Office (USPTO) on whether to institute Inter Partes Review (IPR) of Finjan's patent claims in five of eight patents asserted against Symantec. An IPR is a trial proceeding conducted at the Patent Trial and Appeal Board (PTAB) of the USPTO to review the patentability of claims in a patent. Depending on the PTAB's decision on whether or not to institute those IPRs, Judge Gilliam will determine whether to extend the stay.

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

Overview

We operate a cybersecurity business, focused on licensing and enforcement, providing consulting services, developing mobile security applications, and investing in emerging cybersecurity technologies and intellectual properties.

As of September 30, 2015, we have approximately fifteen employees and we intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional future personnel will be primarily responsible for executing and implementing our enforcement strategy, including analyzing licensing and litigation opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Licensing

Through our subsidiary, Finjan, we own a portfolio of patents related to cybersecurity software and hardware technologies that through behavior-based technology proactively and dynamically detect malicious code, thereby protecting end users from identity and data theft, spyware, malware, phishing, trojans and other web and network threats.

Founded in 1997, Finjan developed and patented cybersecurity technologies that are capable of detecting previously unknown and emerging threats on a real-time, behavior-based basis, a significant improvement over previous signature-based methods of intercepting only known threats to computers, which were standard in the web and network cybersecurity industry during the 1990s. With the ever-mounting security breaches, the network, web and endpoint cybersecurity industries have necessarily transitioned to behavior-based detection of malicious code, and we believe that our patented innovations are widely used by third parties. We intend to protect the value of our patent portfolio and maximize the economic benefits of our technologies through further licensing and enforcement. Moreover, we will continue to develop new cybersecurity technologies and increase our patent holdings through strategic acquisitions and partnerships.

On July 13, 2015, the Patent Trial and Appeals Board (PTAB) at the US Patent and Trademark Office (USPTO) granted the Company’s petitions for Inter Partes Review (IPR) of two FireEye patents and subsequently determined that a majority of claims in US Patent Nos. 8,171,533 and 8,291,499, are invalid.

On July 16, 2015, the Company announced that its subsidiary, Finjan, Inc. had filed a second patent infringement lawsuit against Blue Coat Systems, Inc. (“Blue Coat”), alleging infringement of seven Finjan patents relating to new infringing Blue Coat products and services. Finjan, Inc. v. Blue Coat Systems, Inc., Case 3:15-cv-03295-BLF, (N.D. Cal.): Finjan filed a patent infringement lawsuit against Blue Coat in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, 8,566,580, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. We seek entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. On July 30, 2015, this action was reassigned to the Honorable Beth Labson Freeman. Blue Coat has not yet filed its Answer to the Complaint.

On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents against Blue Coat in the first case filed on August 28, 2013 are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan $39.5 million in damages as reasonable royalties for Blue Coat's infringement. Post-trial motions are pending. There can be no assurance that we will be successful in collecting any amounts awarded in this claim.

On September 23, 2015 the United States Patent and Trademark Office (USPTO) granted Finjan Inc., with U.S. Patent No. 9,141,786 (the '786 Patent) covering malicious mobile code runtime monitoring system and methods. The '786 Patent provides protection systems and methods capable of protecting a personal computer or other network accessible devices from malicious operations.

On September 25, 2015 the Patent Trial and Appeal Board (PTAB) for the United States Patent & Trademark Office (USPTO) denied dual petitions for inter partes review (IPR) by Sophos for Finjan patents; 8,677,494 ('494 patent) and 7,613,926 ('926 patent). The patent lawsuit filed in March of 2014 (CAND-3-14-cv-01197) against Sophos will continue with these and six other Finjan patents, as originally filed. The other six Finjan patents in the litigation include; 6,154,844, 6,804,780, 7,613,918, 7,757,289, 8,141,154, and 8,566,850.

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

Mobile Applications

On June 16, 2015, Finjan launched a mobile application product for consumers, namely, the Finjan Mobile Secure Browser (a browser that can be used like other browsers, such as Safari or Google Chrome), available for the iOS and Android platforms. The Finjan Mobile Secure Browser provides a simple solution for protecting a mobile device from malicious content from the Internet. The Finjan Mobile Secure Browser will inform users as they attempt to log onto an unfamiliar URL (Uniform Resource Location) or web page as to whether that web page is safe, suspicious, or dangerous, as well as where the website domain resides and the categories so that the user can avoid a malicious breach. For example, if the site is safe (green), Finjan Mobile Secure Browser will go directly to the desired web page. If the URL is suspect (yellow), it will caution the user and state, for example, the site may contain malicious code or use phishing tactics (e.g., creating replicas of otherwise legitimate commercial websites). If the site is dangerous (red), Finjan's secure browser will warn the user of the danger in proceeding, but allow the user to decide whether or not to proceed. Version 1 of the Finjan Mobile Secure Browser can currently be downloaded for free onto your smartphone from the Google Play Store (for Android devices) and the iTunes Store (for iOS devices).

On July 15, 2015, the Company announced that Team SeQrity was the winner of the Finjan Mobile Defense Challenge 2015, a student cybersecurity mobile application competition to promote innovation, education, and the entrepreneurial spirit in the cybersecurity space.

The members of Team SeQrity, who are PhD candidates from the University of California, Los Angeles; Northeastern University, College of Engineering; and William Marsh “Rice” University, Department of Computer Science, proposed a mobile security application entitled “Influential Manner of Smart-Phone Applications on User's Privacy through Machine Learning and Pattern Recognition Methods”. Team SeQrity will develop their proposed mobile application under the mentorship and guidance of a professional developer, including business-related skills such as developing a project development plan with milestones and a budget.

Investments in Innovations

On November 21, 2013, the Company made an initial investment in JVP VII Cyber Strategic Partners, L.P. (the “JVP Fund”), an Israel-based venture capital fund, seeking to invest in early-stage cyber technology companies.

On June 8, 2015, we received a cash distribution of $826,000 as a portion of a gross entitlement of approximately $1,271,000 from our investment in the JVP Fund. This distribution represents a portion of the gross proceeds allocated to the Company’s investment, with the remaining amounts to be retained by the JVP Fund to fund future investment activities. As of September 30, 2015, the Company had reduced the capital commitment to the fund to $3.5 million.

Discontinued Operations

On December 4, 2014, we sold our wholly-owned subsidiary, Converted Organics of California, LLC (“Converted Organics”), and as a result, we no longer operate an organic fertilizer business.  The results of operations of Converted Organics have been included in the condensed consolidated financial statements and footnotes thereof as discontinued operations.  Accordingly, we have reported the results of operations of Converted Organics as discontinued operations and reclassified the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.  In order to reflect the change in the composition of the Company’s segments, such reclassification did not have an impact on previously reported net loss or net loss per share, total equity and total assets.

Recent Events

 On October 12, 2015 Finjan, a subsidiary of Finjan Holdings, announced updates in its litigation matter against Palo Alto Networks and Symantec.

In Finjan, Inc. v. Palo Alto Networks, Inc. (3:14-cv-04908-EMC, Docket: 56), the matter has been reassigned from Honorable Judge Edward Chen in the San Francisco division to the Honorable Judge Phyllis Hamilton, the Chief Judge in the Oakland division (4:14-cv-04908-PJH, Docket: 57). Although a trial date had not yet been set by Judge Chen, all pending dates set by Judge Chen will be reset by Judge Hamilton in accordance with her calendar.

In Finjan, Inc. v. Symantec Corp. (3:14-cv-02998, Docket: 108), the Honorable Judge Haywood S. Gilliam, Jr. presiding in the San Francisco division has stayed the case pending a decision by the US Patent and Trademark Office (USPTO) on whether to institute Inter Partes Review (IPR) of Finjan's patent claims in five of eight patents asserted against Symantec. An IPR is a trial proceeding conducted at the Patent Trial and Appeal Board (PTAB) of the USPTO to review the patentability of claims in a patent. Depending on the PTAB's decision on whether or not to institute those IPRs, Judge Gilliam will determine whether to extend the stay.

Industry Trends and Outlook

We believe cybersecurity issues will be a very active and growing sector for the remainder of 2015 and beyond.  Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens.  We have recently seen a number of successful cybersecurity breaches targeting many high profile victims.  The full extent of the cost and damage associated with these attacks may not be known for some time. Nonetheless, these attacks are expected to continue and significantly increase along with their associated and sometimes unprecedented costs.  In many cases, it is not just the government or corporation that suffers losses or damages but their clients, customers and employees, who can also fall victim.  These issues have forced the government, corporations, and other internet dependent entities to take a more critical analysis of their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including consulting services, hardware and software.

Future Growth Strategy

Strategic Goals

Our mission, for the foreseeable future, is to license our cybersecurity technologies and encourage the development of core intellectual property, develop new products and services and invest in innovation. We believe our cybersecurity technologies, capable of detecting previously unknown and emerging threats on a real-time, behavior-based basis, continue to hold significant value.  We intend to rigorously protect our research and development investment, the value of our patents and patented technologies, and the value of our existing licensees’ investments in our patent portfolio through consistent but reasonable enforcement activities, preferably through licensing transactions versus litigation. We are pursuing and will continue to pursue our growth through the following strategies:

•
Develop and Expand Existing Patent Portfolio - We have obtained and endeavor to continue to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space. For example, on September 23, 2015 Finjan was issued U.S. Patent No. 9,141,786 (the '786 Patent) covering our new secure mobile browser application. Additionally, as part of the consideration for granting a patent license to F-Secure in April 2015, we acquired two of F-Secure’s patents (U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues), that are complementary to our existing patent portfolio.

•
Continue to Develop and Invest in CybeRisk - CybeRisk provides services to enterprise level customers on a wide variety of threats, current and future issues and prevention. CybeRisk's advisory services enable customers to accelerate the maturity of their cyber security posture and are intended to augment a company's security & risk capabilities. We intend to further invest in CybeRisk and grow our cybersecurity consulting services business. This could include one or all of the following: the hiring of additional qualified personnel, the expansion of the business globally from its current headquarters in Tel Aviv and our recent United Kingdom presence and the potential acquisition of an existing cybersecurity consulting firm.

•
Invest in Internal Research & Development - We are pursuing and will continue to pursue internal research and development of new security technologies.  Since we do not yet have sufficient internal personnel to engage in large-scale research and development, our expectation is that any new technologies in the near future will be developed in conjunction with strategic partners or obtained via acquisitions.  Current research and development includes developing security applications for mobile devices, the first being the Finjan Mobile Secure Browser and next generation geo-fencing technologies

•
Expand our IP Assets Through Acquisitions and Strategic Partnerships - We intend to acquire and develop new technologies and invest in intellectual property through strategic partnerships, acquisitions of technology-focused companies, IP portfolios or other assets and other initiatives. We endeavor to identify relevant security technologies and patents that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services, and to which we can bring enforcement (i.e., licensing or litigation) and other expertise. We may also broaden our technology and patent holdings by working with inventors, acquiring technology companies, investing in research laboratories, start-ups, or universities, and by creating strategic partnerships with companies, large and small, seeking to effectively and efficiently monetize their technology and patent assets. While we anticipate that we will initially focus on acquisitions and strategic partnerships involving technologies relating to network, web and endpoint cybersecurity, we may seek to diversify to a broader market in the future. Our experience with monetizing both technologies and patents may be considered valuable by potential acquisition candidates and strategic partners who may lack resources or know-how to effectively and efficiently generate a return for those investments.  For example, through our investment in the JVP Fund, we believe that viable acquisition targets will come to our attention.

•
Continue to Demonstrate Best Practices in Pursuing Licensing Relationships and Enforcing our Patent Rights - In March 2014, we adopted Licensing Best Practices to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing. We called upon and continue to promote industry-wide adoption of a set of licensing best practices, through leadership organizations such as the Licensing Executive Society (LES) and the recently launched Open Register of Patent Owners (“ORoPO”) that support technological advancements, investments in innovation, and continued job creation while protected by a robust patent system.  We intend to pursue a proactive licensing campaign that adheres to our best practices guidelines while rigorously protecting our intellectual property rights.   We believe that by focusing our licensing campaign on: (1) unauthorized providers of our patented technologies and not consumers, (2) conducting reasonable diligence to determine a patent's enforceability and use with respect to prospective licensees in advance of initial discussions, (3) being transparent with prospective licensees and providing useful facts and information to aid the prospective licensee’s decision-making process, and (4) offering fair value, we are more likely to foster productive business discussions that result in a positive licensing relationship for both parties.  We have entered into preliminary discussions with numerous potential licensees in accordance with these Licensing Best Practices, but acknowledge that it takes many discussions and many months for preliminary discussions to culminate in a license agreement, if at all.  While it is our preference to resolve our patent-related disputes through amicable business solutions, protecting the value of our patented technology is paramount.

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

Comparability to Future Results

We have set forth below selected factors that we believe have had, or can be expected to have, a significant effect on the comparability of our recent or future results. In addition to the factors described below, please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for additional factors that may affect our operating results.

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

Public Company Expenses

Finjan Holdings's common stock began trading on The NASDAQ Capital Market in May 2014. Finjan’s operating results as a private company do not reflect certain increased expenses that we incur, and will continue to incur, as a public company with listed securities, including legal and accounting fees and other general and administrative expenses related to, among other things, establishing and maintaining more comprehensive compliance and governance functions, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and complying with federal securities laws. We have also incurred additional costs associated with compensation of non-employee directors and costs associated with the retention of full-time executives, employees and consultants to operate our cybersecurity business and to comply with our obligations as a public company. In addition, the cost of director and officer liability insurance has increased compared to costs incurred by Finjan prior to becoming a public company. Any of the foregoing costs could continue to increase as we pursue our growth strategy.

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings. 2014 Incentive Plan (the “2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. A total of 465,197 restricted stock units are outstanding as of September 30, 2015 under the 2014 Plan. 1,440,832 options remain outstanding as of September 30, 2015 under the 2013 and 2014 Plans. We expect that future equity-based awards will be made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

Since going public, we have significantly increased the number of our employees to help execute our strategy in the cybersecurity business and support our public company functions, and expect to hire additional employees in both capacities. Accordingly, we will continue to incur compensation expenses in future periods that Finjan did not incur during the historical period presented in its financial statements.

Results of Operations

Revenues for the three and nine months ended September 30, 2015 were $0 and $0.7 million, respectively, compared to $5.0 million for the same periods in 2014. The revenues for the nine months ended September 30, 2015 were due to an agreement entered into with F-Secure in April 2015. We recognized $0.7 million of the $1.0 million license as revenues provided under the agreement, with the remaining balance of $0.3 million to be recognized as revenues when the payment is due on or before March 2016. The revenues for the three and nine months ended September 30, 2014 were due to a license agreement entered into in September 2014. We recognized $5.0 million of the $8.0 million under the license agreement, which represents the first two installments. The third installment of $2.0 million is payable on or before January 15, 2016, and the fourth and final installment of $1.0 million is payable on or before January 13, 2017.  The remaining balance of $3.0 million under the terms of the agreement will be recognized as revenues when the payments are due.

The Company’s recent focus on research and development, consisting primarily of professional services associated with the development of mobile security application products, resulting in an increase in research and development expense, during the three and nine months ended September 30, 2015, of $206,000 and $352,000, respectively.

The Company’s operating expenses consist primarily of selling, general and administrative expenses, including stock-based compensation, accounting, legal and other professional fees. During the three and nine months ended September 30, 2015, selling, general and administrative expenses increased by $1.0 million, or 27.1% and $3.4 million, or 34.8%, respectively, as compared to the same periods in 2014. For the three and nine months ended September 30, 2015, litigation expenses increased $0.6 million and $2.8 million, respectively, compared to the same periods in 2014.

Return on investments for the nine months ended September 30, 2015 increased by $1.3 million compared to the same period in 2014 due to a distribution from our investment in the JVP Fund, which represents a portion of the gross proceeds allocated to the Company’s investment.

Liquidity and Capital Resources

Overview

Our cash requirements are, and will continue to be, dependent upon a variety of factors. We expect to continue devoting significant capital resources to the litigations in process and any other litigation we pursue. We also expect to require significant capital resources to maintain our issued patents, prosecute our patent applications, and acquire new technologies as part of our growth strategy, and to attract and retain qualified personnel. In addition, on November 21, 2013, we made a $5.0 million commitment to invest in an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies of which $4.0 million remains outstanding. The fund can make a call on our remaining $3.5 million commitment at any time until 2018.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

The Company leases an office which acts as its corporate headquarters in East Palo Alto, California and an office in Menlo Park, California. Under the terms of the leases, the Company owes minimum lease obligations of $1.7 million over the life of the leases. In addition to the above leases, the Company leases an office in New York, New York. The Company expects to pay $0.4 million in lease payments over the next 12 months.

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

As of September 30, 2015, we had approximately $7.2 million of cash and cash equivalents and $4.8 million of working capital. The decrease in our cash and cash equivalents of approximately $10.3 million from December 31, 2014 is primarily attributable to approximately $10.5 million used in operations.

Based on current forecasts and assumptions, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months from the date of filing this report. We may, however, encounter unforeseen events that may deplete our capital resources more rapidly than anticipated. We are in active discussions regarding licensing our technologies, as well as other revenue sources. However, we may not be successful in such efforts and, even if successful, the licensing agreements and other revenues may not provide sufficient cash to fund future planned operations. We may raise additional capital in order to provide funds to support and grow our business. Efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. If we are unable to obtain funding on a timely basis, we may be required to curtail or terminate some or all of our business operations.

Cash Flows used in Operating Activities

Finjan’s net cash used in operating activities increased by $6.7 million to $10.5 million during the nine months ended September 30, 2015, as compared to the same period in 2014 primarily due to our increased loss offset by increased collections of our accounts receivable.

Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2015, cash provided by investing activities increased by $0.6 million compared to the same period in 2014. The increase was primarily due to proceeds from investment of $0.8 million compared to the same period in 2014.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015, cash flows from financing activities were deemed non- material compared to the same period in 2014.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

See Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of September 30, 2015, totaled $7.2 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. Foreign currency transactions were immaterial for the periods presented.

Item 4. Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Phil Hartstein, and our Chief Financial Officer and Treasurer, Michael D. Noonan the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 were (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) accumulated and reported to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, to allow timely discussions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, has designed our disclosure controls and procedures and our internal control over financial reporting to provide reasonable assurances that the controls’ objectives will be met. However, management does not expect that disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Finjan Holdings have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system’s design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a system’s control effectiveness into future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
Finjan, Inc. v. Sophos Inc., Case 3:14-cv-01197-WHO (N.D. Cal.):
We filed a patent infringement lawsuit against Sophos Inc. in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, and 8,141,154.  We amended our Complaint on April 8, 2014, to add U.S. Patent Nos. 8,677,494 and 8,566,580 to the list of asserted patents.   We assert infringement against Sophos Inc. through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to End User Protection Suites, Endpoint Antivirus, Endpoint Antivirus - Cloud, Sophos Cloud, Unified Threat Management, Next-Gen Firewall, Secure Web Gateway, Secure Email Gateway, Web Application Firewall, Network Storage Antivirus, Virtualization Security, SharePoint Security, Secure VPN, Secure Wi-Fi and Server Security.  The principal parties in this proceeding are Finjan, Inc. and Sophos Inc.  This action is before the Honorable William H. Orrick.  We seek entry of judgment that Sophos Inc. has infringed and is infringing the above-listed patents, a judgment that Sophos Inc. has induced infringement of U.S. Patent Nos. 6,804,780, 7,613,918, 7,613,926, 7,757,289, 6,154,844, and 8,667,494, a judgment that Sophos Inc. has contributorily infringed U.S. Patent No. 8,566,580, a preliminary and permanent injunction from infringing, inducing, or contributorily infringing the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Sophos Inc. filed its Answer to our First Amended Complaint on May 9, 2014. Both parties demanded a jury trial. Sophos Inc. filed its Amended Answer to the Complaint on May 30, 2014. Mediation pursuant to the Court's ADR Program occurred on January 13, 2015 and it has not yet resulted in resolution between the parties. Further, at the request of Judge Orrick, the parties gave a Technology Tutorial in this matter on February 9, 2015.  A claim construction or Markman Hearing occurred on February 13, 2015.  The Court entered its Markman Order entitled “Claim Construction Order” on March 2, 2015, which is available on PACER (www.pacer.gov), as Docket No. 73.  On April 9, 2015, Finjan filed a Second Amended Complaint that included a certificate of correction for the ‘154 Patent. On October 8, 2015, Finjan filed a motion to amend its complaint to add claims of Sophos’s willful infringement. That motion is pending before the Court. Currently, a pretrial conference is scheduled for August 8, 2016, and a trial date is scheduled for September 6, 2016.  There can be no assurance that we will be successful in settling or litigating these claims.
Finjan, Inc. v. Symantec Corporation., Case 3:14-cv-02998-HSG (N.D. Cal.):
We filed a patent infringement lawsuit against Symantec Corporation in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec Corporation is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. We amended our Complaint on September 11, 2014 to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494.  The accused products and services include Symantec Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, Safe-Web Lite, Norton Safe Web, Messaging Gateway, Messaging Gateway for Service Providers, Messaging Gateway Small Business Edition Managed Security Services-Advance Threat Protection, Advanced Threat Protection Solution, Symantec Protection Engine for Cloud Services, Symantec Protection Engine for Network Attached Storage, Symantec Mail Security for Domino, Symantec Mail Security for Microsoft Exchange, Symantec Scan Engine for Windows, Web Security.cloud, Email Security.cloud, AntiVirus/Filtering for Domino, AntiVirus for Linux, Mail Security for SMTP, Scan Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Linux/Solaris, Protection Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Windows, Web Gateway and Norton Security.  The principal parties in this proceeding are Finjan, Inc. and Symantec Corporation. We seek entry of judgment that Symantec has infringed and is infringing the above-listed patents, has contributorily infringed and is contributorily infringing U.S. Patent No. 8,015,182, and has induced infringement, and/or is inducing infringement of U.S. Patent Nos. 6,154,844, 7,613,926, 7,756,996, 7,757,289, 7,930,299, and 8,677,494, a preliminary and permanent injunction from infringing, contributorily infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Symantec answered our Amended Complaint on September 25, 2014, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112.  Symantec filed an Amended Answer on October 31, 2014 pursuant to a stipulation and Court order to remove its Fourteenth Affirmative Defense of unenforceability. Both parties have demanded a jury trial.  On February 13, 2015, this matter was reassigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.   A claim construction or Markman Hearing was heard on June 29, 2015, the Court’s Claim Construction Order of which is pending. On July 3, 2015, Symantec filed petitions for inter partes review (“IPR”) for all asserted claims of the patents asserted in Finjan’s original Complaint. On September 10, 2015, Symantec filed IPR petitions for all asserted claims of the patents asserted for the first time in Finjan’s First Amended Complaint. On August 20, 2015, Symantec filed a motion to stay the case pending completion of inter partes review (“IPR”) proceedings. The motion was heard on October 1, 2015. On October 9, 2015, the Court “[g]ranted Symantec’s motion to stay the case pending a decision by the PTO concerning whether to institute IPR of the claims asserted in Symantec’s petitions [filed on July 3, 2015].” (“Order”) Per the Court’s Order, the parties are to file a joint status report within seven (7) days of the issuance of the PTO’s decisions on whether to institute IPR based on the July 3, 2015 petitions, and to state their positions on whether the decisions “militate for or against continuing the stay until the PTO determines whether to institute proceedings against [the remaining petitions filed on September 10, 2015].” The Court will thereafter issue an order “addressing further proceedings in the case….” There can be no assurance that we will be successful in settling or litigating these claims.
Finjan, Inc. v. Palo Alto Networks, Inc., Case 4:14-cv-04908-PJH (N.D. Cal.):
We filed a patent infringement lawsuit against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to  Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection.  Palo Alto Networks failed to timely respond to the Complaint and we submitted an application for Entry of Default.  On Palo Alto Networks’ request, we stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan, Inc. and Palo Alto Networks, Inc. We seek entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  On October 8, 2015, the Honorable Edward M. Chen recused himself from the case and requested the case be reassigned to another judge. Also on October 8, 2015, the case was reassigned to the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. In light of the reassignment, all dates previously scheduled by Judge Chen were vacated.  Court dates have not yet been scheduled in this matter by Judge Hamilton.  There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:15-cv-03295-BLF (N.D. Cal.):
We filed a second patent infringement lawsuit against Blue Coat Systems, Inc. (“Blue Coat”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, 8,566,580, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. We seek entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. On July 30, 2015, this action was reassigned to the Honorable Beth Labson Freeman. Blue Coat filed its Answer to Finjan’s Complaint with Jury Demand and Counterclaim with Jury Demand against Finjan on September 8, 2015. On September 29, 2015, Finjan filed its Answer to Blue Coat’s Counterclaim. The Case Management Conference (CMC) and other Court dates have yet to be scheduled by the Court. There can be no assurance that we will be successful in settling or litigating these claims.
B. Proceedings before the United States Patent & Trademark Office (USPTO)
Ex parte Reexamination Proceedings:
As defined by the USPTO, an Ex parte Reexamination is a “proceeding in which any person may request reexamination of a U.S. Patent based on one or more prior patents or printed publications. A requester who is not the patent owner has limited participation rights in the proceedings.”
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
U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 1-7 and 28-33 of U.S. Patent No. 7,647,633 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,016. The request for reexamination was granted and a non-final Office Action was mailed November 19, 2013. The non-final Office Action included rejections of claims 1-7 and 28-33 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on February 19, 2014. The response to non-final Office Action included, inter alia: arguments and a supporting declaration by us showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. Additionally, a renewed petition to accept an unintentionally delayed priority claim was also submitted and the petition was granted on January 23, 2015.  An updated filing receipt reflecting the priority claim was issued. A final Office Action was issued May 22, 2015 and a Notice of Appeal was filed by Finjan on May 22, 2015. Finjan’s appeal brief was filed August 24, 2015, appealing the rejections of claims 1-7, 28-33 and 42-52. We are currently awaiting action by the Patent Office. There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-7 and 28-33 (original claims) or added claims 42-52 before the USPTO.
U.S. Patent No. 7,058,822 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 1-8 and 16-27 of U.S. Patent No. 7,058,822 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,017. The request for reexamination was granted and a non-final Office Action was mailed December 6, 2013. The non-final Office Action included rejections of claims 1-8 and 16-27 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the

USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on March 6, 2014. A final Office Action was mailed on September 8, 2014 and a response thereto was filed on October 8, 2014, which included proposed claims amendments and arguments rebutting the various prior rejections. On October 23, 2014, an Advisory Action was issued by the Patent Office maintaining the rejections from the final Office Action and indicating that Finjan’s proposed claims amendments would not be entered.  On December 8, 2014, Finjan: (1) filed a petition to the Director of the Central Reexamination Unit (CRU) under 37 CFR 1.181 challenging the Examiner’s failure to enter the amendments and requesting entry; and (2) a notice of appeal to the Patent Trial and Appeal Board. We filed our appeal brief on February 8, 2015.  The Examiner filed a brief on March 30, 2015.  Finjan filed a Reply Brief and a Request for Oral Hearing on June 1, 2015, and the Appeal was docketed at the PTAB and assigned Appeal No. 2015-006304. An oral hearing before the PTAB is scheduled for November 3, 2015. Finjan was granted U.S. Patent No. 9,141,786 containing additional claims on September 22, 2015.  There can be no assurance that we will be successful in rebutting the patentability challenge to claims 1-8 and 16-27 (original claims) or added claims 37 and 40 before the USPTO.
Inter Partes Reexamination Proceedings:
As defined by the USPTO, an Inter Partes Reexamination is a “proceeding in which any person who is not the patent owner and is not otherwise estopped may request examination of a U.S. Patent issued from an original application filed on or after November 29, 1999, based on one or more prior patents or printed publications. Both patent owner and third party requester have participation rights throughout the proceeding, including appeal rights.”    Effective September 16, 2012, the American Invents Act (AIA) replaced inter partes reexaminations with proceedings referred to as post-grant review and inter partes review (IPR).  Post-grant proceedings are generally available immediately after patent issuance.  For patents filed under the pre-AIA first to invent rules (i.e., applications filed prior to March 16, 2013, IPRs can be initiated immediately following issuance of patent.  For patents examined under the AIA first-to-file rules (i.e., applications filed on or after March 16, 2013), IPRs can be initiated after the nine-month window of eligibility for post-grant review.
U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):
A third-party request for inter partes reexamination of all claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. We timely filed a response to non-final Office Action, as did the third party requester and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. We timely responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. The third party requester subsequently responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, we filed a notice of appeal of the rejection of Claims 1-55 followed by an Appeal Brief on September 2, 2014.  The requester (Symantec Corporation) filed a respondent brief on October 2, 2014.  The Examiner filed a brief on March 25, 2015.  Finjan filed a Rebuttal Brief on April 27, 2015 and a Request for Oral Hearing on May 26, 2015. The Rebuttal Brief maintained Finjan’s request to review the rejections of claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54. Claims 1, 5, 6, 12, 15, 21, 33, 37, 38, 45, 52 and 55 were withdrawn from appeal in view the final invalidity decision issued on September 15, 2014 by the Federal Circuit. The Appeal was forwarded to the PTAB in accordance with the Notice mailed June 2, 2015. We now await an oral hearing date. Finjan is also seeking examination of additional claims through multiple Track I expedited continuation applications. A Notice of Allowance was received in a first of these Track I applications and a patent is expected to be issued shortly by the USPTO. There can be no assurance that we will be successful in rebutting the patentability challenge to claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54 before the USPTO.
Inter Partes Review Proceedings:
As defined by the USPTO, Inter Partes Review (IPR) is a trial proceeding conducted at the Patent and Trial and Appeal Board (PTAB or Board) to review the patentability of one or more claims in a patent only on a ground that could be raised under §§ 102 or 103, and only on the basis of prior art consisting of patents or printed publications. For first-inventor-to-file patents, inter partes review process begins with a third party (a person who is not the owner of the patent) filing a petition after the later of either: (1) 9 months after the grant of the patent or issuance of a reissue patent; or (2) if a post grant review is instituted, the termination of the post grant review. These deadlines do not apply to first-to-invent patents. The patent owner may file a preliminary response to the petition. An inter partes review may be instituted upon a showing that there is a reasonable likelihood that the petitioner would prevail with respect to at least one claim challenged. If the proceeding is instituted and not dismissed, a final determination by the Board will be issued within 1 year (extendable for good cause by 6 months). The procedure for conducting inter partes review took effect on September 16, 2012, and applies to any patent issued before, on, or after September 16, 2012.
U.S. Patent No. 7,613,926
On March 19, 2015, Sophos, Inc. filed a petition for inter partes review of United States Patent No. 7,613,926 (IPR2015-00907).  Finjan filed a preliminary response to the petition on June 26, 2015.  The PTAB denied Sophos’ petition to institute the IPR proceeding on the ‘926 Patent on September 24, 2015.
U.S. Patent No. 8,677,494
On April 8, 2015, Sophos, Inc. filed a petition for inter partes review of United States Patent No. 8,677,494 (IPR2015-01022).  The PTAB denied Sophos’ petition to institute the IPR proceeding on the ‘’494 Patent on September 24, 2015.
U.S. Patent No. 7,756,996
On July 3, 2015, Symantec Corporation filed two (2) separate petitions for inter partes review of United States Patent No. 7,756,996 (IPR2015-01545/01546).  The inter partes review has not been instituted by the USPTO.
U.S. Patent No. 7,757,289
On July 3, 2015, Symantec Corporation filed a petition for inter partes review of United States Patent No. 7,757,289 (IPR2015-01552).  The inter partes review has not been instituted by the USPTO.
U.S. Patent No. 7,930,299
On July 3, 2015, Symantec Corporation filed a petition for inter partes review of United States Patent No. 7,930,299 (IPR2015-01549).  The inter partes review has not been instituted by the USPTO.
U.S. Patent No. 8,015,182
On July 3, 2015, Symantec Corporation filed a petition for inter partes review of United States Patent No. 8,015,182 (IPR2015-01548).  The inter partes review has not been instituted by the USPTO.
U.S. Patent No. 8,141,154
On July 3, 2015, Symantec Corporation filed a petition for inter partes review of United States Patent No. 8,141,154 (IPR2015-01547).  The inter partes review has not been instituted by the USPTO
U.S. Patent No. 8,677,494
On September 10, 2015, Symantec Corporation filed two petitions for inter partes review of United States Patent No. 8,677,494 (IPR2015-01892/01897). The inter partes review has not been instituted by the USPTO.
U.S. Patent No. 7,613,926
On September 10, 2015, Symantec Corporation filed two petitions for inter partes review of United States Patent No. 7,613,926 (IPR2015-01893/01895). The inter partes review has not been instituted by the USPTO.
U.S. Patent No. 6,154,844
On September 10, 2015, Symantec Corporation filed a petition for inter partes review of United States Patent No. 6,154,844 (IPR2015-01894). The inter partes review has not been instituted by the USPTO.
U.S. Patent No. 7,613,926
On September 10, 2015, Symantec Corporation filed two petitions for inter partes review of United States Patent No. 7,613,926 (IPR2015-01893/01895). The inter partes review has not been instituted by the USPTO.
U.S. Patent No. 8,141,154
On September 25, 2015, Palo Alto Networks Inc. filed a petition for inter partes review of United States Patent No. 8,141,154 (IPR2015-01979). The inter partes review has not been instituted by the USPTO.
U.S. Patent No. 7,647,633

On September 25, 2015, Palo Alto Networks Inc. filed a petition for inter partes review of United States Patent No. 7,647,633 (IPR2015-01974). The inter partes review has not been instituted by the USPTO.
U.S. Patent No. 7,058,822
On September 25, 2015, Palo Alto Networks Inc. filed a petition for inter partes review of United States Patent No. 7,058,822 (IPR2015-01999). The inter partes review has not been instituted by the USPTO.
U.S. Patent No. 7,418,731
On September 25, 2015, Palo Alto Networks Inc. filed a petition for inter partes review of United States Patent No. 7,418,731 (IPR2015-02000). The inter partes review has not been instituted by the USPTO.
U.S. Patent No. 8,225,408
On September 25, 2015, Palo Alto Networks Inc. filed a petition for inter partes review of United States Patent No. 8,225,408 (IPR2015-02001). The inter partes review has not been instituted by the USPTO.

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

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Dated:  November 9, 2015

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Noonan
Michael Noonan
Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

10.1	Sublease, dated August 1, 2015, by and between Finjan Holdings, Inc. and Spectrum 28 Capital LLC.*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.

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