Form 10-K
period 2015-12-31
FINJAN HOLDINGS, INC.
filed 2016-03-25
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K
___________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, there were 22,524,052 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. Of these, 12,168,026 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $16,791,876 as of June 30, 2015, based on the closing price of $1.38 for the registrant’s common stock on June 30, 2015.

As of March 14, 2016, there were 22,714,598 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Finjan Holdings, Inc.’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held in 2016 are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The following discussion includes forward-looking statements about the Company’s business, financial condition and results of operations, including discussions about management’s expectations for the business. These statements include statements regarding our expectations, intentions, beliefs and projections about our future results, performance, prospects and opportunities. These statements can be identified by the fact that they do not relate strictly to historical or current facts or by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “will be,” “would,” and the negative of these terms and similar expressions, but this is not an exclusive way of identifying such statements. Readers are cautioned that forward-looking statements are not guarantees of future performance. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, the forward-looking statements contained in this report as a result of various risks, uncertainties and other factors. Important factors that could cause our actual results to differ materially from our expectations include, without limitation, our ability to execute our business plan, the outcome of pending or future enforcement actions, our ability to expand our technology portfolio, the enforceability of our patents, our ability to raise additional capital on acceptable terms, our ability to continue to meet listing requirements of the NASDAQ Capital Market, the continued use of our technologies in the market, the development or continuation of a liquid trading market for our securities, regulatory developments and other factors described under Item 1A. “Risk Factors,” as set forth in this Annual Report on Form 10-K, and any subsequent quarterly or current reports. The following discussion should also be read in conjunction with the audited and unaudited consolidated financial statements and notes thereto as set forth in this Annual Report on Form 10-K, and in any subsequent quarterly or current reports.

The Company will continue to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Forward-looking statements speak only as of the dates specified in such filings. Except as expressly required under federal securities laws and the rules and regulations of the SEC, we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances arising after any such date, whether as a result of new information or future events or otherwise. You should not place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by us, or on our behalf. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

ITEM 1. BUSINESS.

Overview

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”) is a cybersecurity company focused in four business lines; intellectual property licensing and enforcement, advisory services, mobile security application development and investing in cybersecurity technologies and intellectual property.  Licensing and enforcement of the Company's cybersecurity patent portfolio is operated by its wholly-owned subsidiary Finjan, Inc. (“Finjan”). Finjan became a wholly owned subsidiary of Finjan Holdings in June of 2013 after a merger transaction, following which we began trading on the OTC Markets. Our common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014. Since the merger, the Company continues to execute on its existing business lines while outlining a vision and focusing on strategies for growth.

Founded in 1997, Finjan developed software and hardware based web and network security technologies capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers. The older, signature-based methods were standard in the web and network security industry during the 1990s. Finjan invested heavily in both research and development of its technologies and in protecting its innovations by securing patents covering them.  As the web and endpoint security industries - known as cybersecurity - have transitioned to behavior-based detection of malicious code, we believe that our patented technologies continue to be widely used, without license, by third parties in a number of market segments.

During the years ended December 31, 2015 and 2014, we generated revenue from our cybersecurity business of approximately $4.7 million and $5 million, respectively.

We recognized other income of approximately $1.3 million and $1.0 million for the years ended December 31, 2015 and 2014, respectively, primarily derived from our investment in cybersecurity technologies, licensing activities, interest and gains on settlement.

During the years ended December 31, 2015 and 2014, our net loss was approximately $(12.6) million and $(10.5) million, respectively.

As used in this Annual Report, references to the “Company,” “we,” “us,” and “our” are used to refer collectively to Finjan Holdings, Inc. and it subsidiaries, unless otherwise indicated or the context requires.

Finjan Holdings Corporate Operating History

Finjan, Inc., our subsidiary, was founded in 1997 as a wholly-owned subsidiary of Finjan Software Ltd (“FSL”), an Israeli corporation, to cultivate proprietary technologies that focused on proactively detecting threats to web and network traffic by identifying patterns and behavior of web and network viruses and other malicious code, rather than relying on lists of threats known within the web and network security industry.  These technologies proactively scan and repel the latest, and often unknown, threats to network, web, and endpoint devices on a real-time basis.  Following the development of its patented technologies, FSL, together with its subsidiaries, provided secure web gateway solutions, including software and hardware, to the enterprise and endpoint markets both directly and through technology partners and original equipment manufacturers ("OEMs").

In 2002, FSL engaged in a reorganization in which Finjan Software, Inc. (“FSI”), a Delaware corporation, was formed to acquire and hold all of the capital stock of Finjan. Between 2002 and 2009, FSI focused its efforts on research and development and sales and marketing activities in an effort to bolster its position in the security industry and enhance its platform of web and network inspection technologies. Throughout that time period, FSI’s activities were funded primarily by venture capital and private equity firms with experience providing capital and management expertise to software security firms, some with investment and operational experience within Israel’s cybersecurity and technology sectors. Finjan also received financial backing from multi-national software and technology companies.

Between approximately 2002 and 2006, competitors in the web and network security industry began moving towards real-time, behavior-based, proactive threat detection, at times in violation of Finjan’s patent rights. As a result, and beginning in 2005, Finjan commenced its licensing program around its patents. The first license issued in 2005 was to Microsoft. In 2006, Finjan also initiated its first patent infringement litigation against a third party it believed was infringing its patents.

In October 2009, FSI transferred its portfolio of intellectual property to Finjan (its wholly-owned subsidiary at the time). Thereafter, in November 2009, FSI sold certain assets, including certain of its operating subsidiaries, not including Finjan, and its sales and marketing assets to M86 Security ("M86").  Finjan also granted a fully-paid, non-exclusive patent license to M86, in consideration for which M86 issued shares of its common stock to Finjan and FSI.  In connection with that transaction, and subsequent to November 2009, FSI and its remaining subsidiaries (including Finjan) ceased the development, manufacture, marketing and sale of its products, as well as research conducted through its Malicious Code Research Center as part of a confidential non-compete provision.  Finjan retained ownership of its patents and all related rights.  In March 2012, M86 merged with Trustwave Holdings, Inc. ("Trustwave") through which M86’s license from Finjan was renewed with Trustwave to include an expanded scope and an extension of the aforementioned non-compete for the development of software and hardware security products. In September 2015, Trustwave was acquired by Singapore Telecom ("SingTel").

Following the M86 and related transactions, and during an intervening period between 2009 and 2013, Finjan's existing investors financed its activities, which consisted primarily of enforcing its intellectual property in the security sector while the non-compete provision with M86 and Trustwave was in place.

Finjan Holdings (formerly, Converted Organics Inc.) was incorporated in Delaware in January of 2006 and in February 2007, we successfully completed an initial public offering. Finjan became a wholly owned subsidiary of Finjan Holdings in June of 2013 after a merger transaction, following which we began trading on the OTC Markets under the ticker COIN. Our common stock has been trading on NASDAQ since May 2014 under the ticker FNJN.

In April 2013, Finjan distributed all securities it held in two unaffiliated entities to FSI, and made a payment of cash in an amount sufficient to repay and satisfy in full a pre-existing intercompany loan from FSI to Finjan. Following that distribution, the board of directors and stockholders of FSI approved the dissolution of, and a plan of liquidation for FSI that resulted in, among other things, the distribution of Finjan common stock to certain of FSI’s stockholders.

In June 2013, Finjan became a public company through a merger transaction described under “—Corporate Information and History—Corporate History (Finjan Holdings, Inc.). prior to June 2013” and became one of our wholly-owned subsidiaries. Following the merger transaction, we immediately renamed the public company to Finjan Holdings, Inc. The newly renamed Finjan Holdings, Inc. was capitalized again with more than $30 million in cash from its previous investors who, at the time of the listing on NASDAQ owned approximately 91.5% of the Company’s public equity. Finjan’s shareholders outlined a vision as a public company to continue the licensing and enforcement of the Finjan’s patented technologies as well as continuing to invest in new cybersecurity technologies and services.

In November 2013, Finjan Holdings made its first investment into an innovation fund focused on new cybersecurity technologies. The Company committed $5 million as a strategic limited partner to a fund managed by Jerusalem Venture Partners ("JVP"). JVP’s newly created Cyber Strategic Partners Fund VII was co-invested by the Company and three other multi-national companies. To date, there are six portfolio investments made through the JVP fund and the Company has already received distributions from its investment with JVP as one of the portfolio companies exited through an acquisition in 2015.

In March 2015, the non-compete and confidentiality provisions related to the M86 transaction expired. Within three months the Company had announced it was launching an advisory services business and entering mobile security development. Today the Company operates its advisory services business through its subsidiary CybeRisk Security Solutions, Ltd ("CybeRisk") and its mobile security business through its subsidiary Finjan Mobile, Inc. ("Finjan Mobile"). CybeRisk was founded in 2015 to deliver global advanced cyber risk and cyber security advisory services. Through a team of employees and consultants, based in Tel Aviv, East Palo Alto and London, CybeRisk assesses corporate risk exposure and delivers appropriate mitigation strategies. Finjan Mobile was founded to ensure that mobile devices are protected against spies, phishing and malware attacks.

Discontinued Operations

On December 4, 2014, we sold Converted Organics, Inc ("Converted Organics"). As a result of the sale of Converted Organics, we no longer operate an organic fertilizer business and the results of operations of Converted Organics have been included in the consolidated financial statements and footnotes as discontinued operations and reclassified the consolidated statements of operations for the year ended December 31, 2014 in order to reflect the change in the composition of the Company’s segments. Such reclassification did not have an impact on previously reported net loss or net loss income per share, total equity and total assets.

Licensing and Enforcement – Licensing Best Practices

Under U.S. patent law, a patent owner has the right to exclude others from making, selling or using the owner’s patented technology without a license to do so. Through Finjan, we generate revenues and related cash flows by granting intellectual property licenses for the use of patented technologies that we own. We actively license and enforce our patent rights against unauthorized use of our patented technologies (i.e. potential infringers). Many of our license agreements, whether entered into via negotiated transactions (i.e. licensing transactions) or through a settlement or court ordered judgment (i.e. litigation action) or otherwise, are structured on a fully paid-up basis (often referred to as a “global peace license”). For such licenses, we generally agree to a lump sum license fee to be paid upon entering into the license or in accordance with a mutually agreed installment schedule. Some of our license agreements, however, provide for future royalty payments in the event the licensee achieves certain milestones specified in the applicable license agreement.  Our license agreements largely contemplate recovery of fees for sales made prior to the effective date of the license, as well as for future sales through a defined termination date, in an amount related to the royalties we would have received had a license been in effect at the time of such sales.

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

Licensing and Enforcement – Legacy Activities, Prior to 2013

In June 24, 2005, Finjan’s then parent, FSL, entered into a patent license agreement with Microsoft Corporation for $8 million in cash as well as other valuable financial and non-financial consideration.  The license grant includes, among other things, a worldwide, non-exclusive, nontransferable royalty-free license for Microsoft and its affiliates to make, have made, use, sell, offer for sale, import and distribute licensed products, among other rights.

In June 2006, Finjan, as successor to its parent FSI, filed a patent infringement lawsuit against Secure Computing Corp. ("Secure") and its subsidiaries in the United States District Court for the District of Delaware, resulting in a Judgment of approximately $37.3 million, including interest and enhancements.  In September 2011, Finjan received proceeds of approximately $28.0 million, net of $9.3 million contingency legal fees, from Secure including $3.1 million of interest, in satisfaction of the Judgment.

In July 2010, Finjan filed a patent infringement lawsuit against five additional software and technology companies in the U.S. District Court of Delaware, which we refer to as the “2010 Litigation.”  In April 2012, Finjan entered into a binding memorandum of understanding with one of the parties to the 2010 Litigation pursuant to which Finjan agreed to withdraw its claims against such party and grant it a license to use Finjan’s patents in exchange for equity in such party and other consideration. The license is fully paid up unless the holder of the license has aggregate annual net sales to third-party distributors or re-sellers in excess of $10 million (which has not been achieved to date). In addition, Finjan signed a confidential settlement, release and license agreement with another party to the 2010 Litigation in November 2012.  Pursuant to such agreement, Finjan received $85 million in exchange for a one-time fully paid-up license, comprising a perpetual, non-exclusive worldwide license to Finjan’s patent portfolio as of the date of such agreement and patents with a first effective priority date occurring at any time prior to November 2022 that Finjan or its affiliates may own or control after the date of such agreement.

Licensing and Enforcement – Current Activities, Post 2013

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

On September 24, 2014, Finjan entered into a license agreement with a third party against whom Finjan had filed a patent infringement lawsuit in the Northern District of California, in settlement of such suit.  Pursuant to this agreement, the parties mutually agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement.  Under the license agreement, a third party agreed to pay Finjan a license fee of $8 million payable in four installments.  The first installment of $3 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2 million was paid on January 16, 2015, the third installment of $2 million was paid on January 14, 2016, and the fourth and final installment of $1 million is payable on or before January 13, 2017.

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement, effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The agreement provides for F-Secure to pay Finjan the sum of $1.0 million in cash, of which $700,000 was received on April 22, 2015 and $300,000 is payable on or before March 31, 2016.  The Company recognized $700,000 of the $1.0 million license as revenue as of June 30, 2015, in accordance with the Company’s revenue recognition policy, as described in Note 3 of our Financial Statements. The remaining balance of $300,000 under the terms of the agreement will be recognized as revenues when the payments are due. The agreement also provides for the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues (the “F-Secure Patents”). In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid, non-exclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

On August 4, 2015, a Jury in the Northern District of California returned a verdict that Blue Coat Systems, Inc. ("Blue Coat") infringed 5 Finjan patents and awarded Finjan approximately $39.5 million in damages. Prior to the conclusion of this lawsuit, Finjan filed a second separate action against Blue Coat alleging infringement of Finjan patents by new products and services sold by Blue Coat. Finjan has not received any revenue from the present lawsuits with Blue Coat. The second case against Blue Coat is currently scheduled to go to trial in late 2017.

On November 15, 2015, Finjan and Avast Software s.r.o., a company organized under the laws of the Czech Republic ("Avast") entered into a Confidential Patent License, Settlement and Release Agreement, under which Avast licenses from Finjan a worldwide, fully-paid up, non-exclusive, perpetual, irrevocable license under the identified Finjan patents and related patent rights to use, make, have made, sell, offer to sell, import, export, and/or otherwise distribute Avast covered products through multiple tiers of distribution. In consideration of the agreement, Avast agreed to pay Finjan $2.975 million in cash which was recorded as revenue in the fourth quarter of 2015 in accordance with the Company’s revenue recognition policy, as described in Note 3 of our Financial Statements.

On December 30, 2015, Finjan and a U.S.-based network security company ("Licensee") entered into a Confidential Patent License, Settlement and Release Agreement under which Licensee receives from Finjan a worldwide, non-exclusive, irrevocable license under the identified Finjan patents and related patent rights to use, make, have made, sell, offer to sell, import and otherwise dispose of any and all Licensee products or services, alone or in combination with other Licensee products and services. In consideration for the license, Licensee agreed to pay Finjan $3.65 million. A first payment of $1.0 million on December 31, 2015 was recorded as revenue in the fourth quarter of 2015 in accordance with the Company’s revenue recognition policy, as described in Note 3 of our Financial Statements. Additional payments to be made include $1.65 million on or before July 1, 2016 and $1.0 million on or before September 30, 2016.

Future Growth Strategy

Our mission, for the foreseeable future, is to build a diversified cybersecurity company benefiting from historical investments in technology and patents while expanding into new product and services offerings. We believe our patented technologies continue to hold significant value and we intend to vigorously protect our investment, the value of our existing licensees’ investments, and the value that technology and intellectual property represents for our shareholders. We are pursuing and will continue to pursue our growth through the following strategies:

•
Develop and Expand Existing Patent Portfolio - We have obtained and endeavor to continue to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space. For example, on:

◦	September 22, 2015 Finjan was issued U.S. Patent No. 9,141,786 ('786 Patent) covering our new secure mobile browser application;

◦	November 17, 2015 Finjan was issued U.S. Patent No. 9,189,621 ('621 Patent) covering malicious mobile code runtime monitoring system and methods;

◦	December 22, 2015 Finjan was issued U.S. Patent No. 9,219,755 (‘755 Patent) covering malicious mobile code runtime monitoring system and methods;

•
Additionally, as part of the consideration for granting a patent license to F-Secure in April 2015, we acquired two of F-Secure’s patents (U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues) that are complementary to our existing patent portfolio.

•
Continue to Develop and Invest in CybeRisk - CybeRisk provides services to enterprise customers on a wide variety of threats, current and future issues, and prevention. CybeRisk's advisory services enable customers to accelerate the maturity of their cyber security posture and are intended to augment a company's own security and risk capabilities. We intend to further invest in CybeRisk and grow our cybersecurity advisory services business. This could include one or all of the following: the hiring of additional qualified personnel, the expansion of the business globally from its current headquarters in Tel Aviv.

•
Invest in Internal Research & Development through Finjan Mobile - We continue to pursue internal research and development of security technologies that both relate to Finjan's existing patented inventions as well as new concepts to meet an ever expanding market need.  Since we do not yet have sufficient internal personnel to engage in large-scale research and development, we currently operate this business with limited internal staff focused on strategy and market development while software development is completed under contract with external developers. Products currently available and in development include Finjan Mobile Secure Browser and next generation multi-factor authentication security applications utilizing geo-location techniques on mobile devices. The Company continues to explore inorganic growth and acquisition opportunities to complement the vision for Finjan Mobile.

•
Expand our IP Assets through Acquisitions and Strategic Partnerships - We intend to acquire and develop new technologies and invest in intellectual property through strategic partnerships, acquisitions of technology-focused companies, IP portfolios or other assets and other initiatives. We endeavor to identify relevant security technologies and patents that have been, or are anticipated to be, widely adopted by third parties in connection with the manufacture or sale of products and services, and to which we can bring enforcement actions (i.e., licensing or litigation) and other expertise. We may also broaden our technology and patent holdings by working with inventors, acquiring technology companies, investing in research laboratories, start-ups, or universities, and by creating strategic partnerships with companies, large and small, seeking to effectively and efficiently monetize their technology and patent assets. While we anticipate that we will initially focus on acquisitions and strategic partnerships involving technologies relating to network, web and endpoint cybersecurity, we may seek to diversify to a broader market in the future. Our experience with monetizing both technologies and patents may be considered valuable by potential acquisition candidates and strategic partners who may lack resources or know-how to effectively and efficiently generate a return for those investments.

•
Continue to Demonstrate Best Practices in Pursuing Licensing Relationships and Enforcing our Patent Rights - In March 2014, we adopted Licensing Best Practices to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing. We called upon and continue to promote industry-wide adoption of a set of licensing best practices, through leadership organizations such as the Licensing Executive Society and the Open Register of Patent Owners that support technological advancements, investments in innovation, and continued job creation while protected by a robust patent system.  We intend to continue pursuing a proactive licensing campaign that adheres to our best practices guidelines while rigorously protecting our intellectual property rights. We have entered into preliminary discussions with numerous potential licensees in accordance with these Licensing Best Practices, but acknowledge that it takes many discussions and many months for preliminary discussions to culminate in a license agreement, if at all.  While it is our preference to resolve our patent-related disputes through amicable business solutions, protecting the value of our patented technology is paramount.

Although we currently pursue growth initiatives through the above strategies, unforeseen market and industry conditions and new developments may necessitate changes in our strategies. We intend to remain resilient, flexible, and open to new opportunities that benefit our shareholders.

Competition

One of our strategic goals is to leverage the operational platform we have built to realize upon value inherent in not only our existing patent portfolio and cybersecurity technologies, but also technologies and other assets to be developed and acquired in the future.  We expect, however, to encounter significant competition in the area of technology and intellectual property acquisitions given the highly competitive nature of the cybersecurity sector. In certain cases, we may partner with venture capital firms, strategic corporate buyers and various industry leaders to effectuate a technology acquisition or realize new licensing opportunities.  In other situations, these same venture capital firms, corporate buyers and industry players may be our direct competitors for the technology and intellectual property assets.

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

Patented Technologies

Through Finjan, we currently have twenty-seven U.S. patents. Finjan’s current U.S. issued patents begin expiring at various times from 2017 through 2032, and it currently has five U.S. patent applications pending.  Finjan also has eleven international patents and three international patent applications pending as of the date of this report. Although we may, from time to time, focus on monetizing certain of these patents, we consider all of our patents to be “core” patents for our business.

The following table sets forth a brief description of Finjan’s issued U.S. patents, including their respective issued patent numbers, filing dates, issue dates, expiration dates* and titles

US	File Date	Issue Date	Expiration Date*	Title
6092194	11/6/1997	11/28/2000	11/6/2017	System and Method for Protecting a Computer and a Network from Hostile Downloadables
6154844	12/22/1997	11/28/2000	12/22/2017	System and Method for Protecting a Computer and a Network from Hostile Downloadables
6480962	1/29/1997	12/12/2002	1/29/2017	System and Method for Protecting a Client During Runtime from Hostile Downloadables
6804780	11/6/1997	10/12/2004	11/6/2017	System and Method for Protecting a Computer and a Network from Hostile Downloadables
6965968	2/27/2003	11/15/2005	9/5/2023	Policy-Based Caching
7058822	5/17/2001	6/6/2006	11/8/2019	Malicious Mobile Code RunTime Monitoring System and Methods
7418731	5/3/2004	8/26/2008	4/27/2019	Malicious Mobile Code RunTime Monitoring System and Methods
7613918	2/16/2006	11/3/2009	12/22/2017	System and Method for Enforcing a Security Context on a Downloadable
7613926	3/7/2006	11/3/2009	11/6/2017	System and Method for Protecting a Computer and a Network from Hostile Downloadables
7647633	5/17/2001	1/12/2010	11/8/2019	Malicious Mobile Code RunTime Monitoring System and Methods
7756996	6/30/2004	7/13/2010	5/4/2029	Embedding Management Data within HTTP Messages
7757289	12/12/2005	7/13/2010	5/12/2029	System and Method for Inspecting Dynamically Generated Executable Code
7769991	3/1/2007	8/3/2010	3/1/2027	Automatically Executing an Anti-Virus Application on a Mobile Communication Device
7930299	11/29/2006	4/19/2011	5/18/2027	System And Method For Appending Security Information To Search Engine Results
7975305	8/30/2004	7/5/2011	8/18/2020	Method and System for Adaptive Rule-Based Content Scanners for Desktop Computers
8015182	11/29/2006	9/6/2011	5/18/2027	System and Method for Appending Security Information to Search Engine Results
8079086	5/17/2001	12/13/2011	1/29/2017	Malicious Mobile Code RunTime Monitoring System and Methods
8087079	5/4/2007	12/27/2011	10/26/2030	Byte-Distribution Analysis of File Security
8141154	12/12/2005	3/20/2012	12/12/2025	System and Method for Inspecting Dynamically Generated Executable Code
8225408	8/30/2004	7/17/2012	5/27/2021	Method and System for Adaptive Rule-Based Content Scanners
8474048	7/16/2009	6/25/2013	7/16/2029	Website Content Regulation
8566580	7/23/2008	10/22/2013	7/9/2032	Splitting an SSL Connection Between Gateways
8677494	1/29/1997	3/18/2014	1/29/2017	Malicious Mobile Code Runtime Monitoring System and Methods
9141786	2/11/2015	9/22/2015	1/29/2017	Malicious Mobile Code Runtime Monitoring System and Methods
9189621	2/11/2015	11/17/2015	1/29/2017	Malicious Mobile Code Runtime Monitoring System and Methods
9219755	6/5/2015	12/22/2015	1/29/2017	Malicious Mobile Code RunTime Monitoring System and Methods
9294493	9/10/2014	3/22/2016	12/12/2025	Computer Security Method and System with Input Parameter Validation

*
Patent expiration dates are routinely subject to dispute in patent infringement actions. Third parties infringing our patents may dispute the expiration dates of our patents or that we will be successful in defending against such disputes. See “Risk Factors—Risks Related to Our cybersecurity business.”

One or more of the patents listed above maybe subject to USPTO or PTAB invalidity challenges. If unsuccessful in defending the validity, we may lose one or more claims in respective patents.

Employees

As of December 31, 2015, we had 14 full-time employees, on a consolidated basis and across all of our business lines.  We have budgeted to hire additional full-time employees (not including additional consultants or independent contractors) in the near future to expand our licensing and enforcement, advisory services and mobile security businesses. Personnel in our licensing and enforcement business are responsible for continuing the execution of our licensing and enforcement strategy, including analyzing licensing opportunities and enforcement requirements, making tactical decisions related to our strategy, identifying new applications for our existing technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions. Although our management dictates and controls our overall litigation strategy for each case we litigate (or settle), we nonetheless use outside legal counsel to execute certain aspects of our strategies. We also use consultants, including Finjan’s founder and former Chief Technology Officer, Shlomo Touboul, to assess opportunities related to our technologies and additional technologies we may pursue in the future. We also expect to hire additional full-time employees into both our advisory services business, operated through our subsidiary CybeRisk, and into our mobile security business, operated through our subsidiary Finjan Mobile. We do not expect to hire any full-time employees to manage our investment in the JVP innovation fund.

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

We also file periodic reports, proxy statements and other information with the SEC. Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks, uncertainties and other factors described below, in addition to the other information set forth in this Form 10-K, before making an investment decision. Any of these risks, uncertainties and other factors could materially and adversely affect our business, financial condition, results of operations, cash flows or prospects. In that case, the market price of our common stock could decline, and you may lose all or part of your investment in our common stock. See also “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Cybersecurity Business

Finjan’s limited operating history following its 2009 asset sale makes it difficult to evaluate its current business and future prospects.

Following the sale of Finjan’s sales, marketing and certain other assets in 2009, Finjan’s business has consisted primarily of the licensing and enforcement activities described under "Item 3. Legal Proceedings.” Since 2009, Finjan has generated significant, but sporadic cash flows and net income through its licensing and enforcement activities. Finjan has a limited track record, as a stand-alone entity, in executing its business plan which includes, among other things, acquiring, prosecuting, licensing, litigating or otherwise monetizing patent assets, our cybersecurity consulting business, and developing mobile security applications. Finjan’s limited operating history, as a stand-alone entity, in its current line of business makes it difficult to evaluate our current business model and future prospects. There is a significant risk that we will not be able to implement or execute our current business plan, or demonstrate that our business plan is sound.

We are presently reliant exclusively on a limited number of patented technologies that we own through Finjan.

We derive substantially all of our income from a relatively small number of patented technologies. As of December 31, 2015, our assets consisted primarily of 26 U.S. and 11 international patents with additional pending applications we are processing in patent offices around the world. Finjan’s current U.S. issued patents begin to expire at various times from 2017 through 2032, and it currently has five U.S. patent applications and three international patent applications pending as of the date of the filing of this Annual Report on Form 10-K. As new technological advances occur, many of the patented technologies we own through Finjan may become obsolete before they are completely monetized. If we are unable to monetize our current patent assets for any reason, including obsolescence of our technologies, the expiration of our patents, or challenges to the enforceability of our patents through patent office ex parte re-examination or Inter Partes Reviews ("IPRs") or any other reason, our business and prospects would be materially harmed

We have a history of losses and may incur additional losses in the future.

We reported a net loss from continuing operations of $12.6 million and $8.5 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had approximately $6.1 million in cash and cash equivalents and short-term investments and working capital of $3.7 million. We expect to continue incurring significant legal and other selling, general and administrative expenses in connection with our operations. As a result, we may incur losses for the foreseeable future. We believe, however, that our existing balances of cash and cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months from the date of filing this annual report. Such belief is based on current forecasts and assumptions regarding licensing of our technology, which are currently at various stages of negotiation (which may not be successfully completed), as well as other financing and revenue sources. We may not be successful in finalizing such licensing efforts and, even if successful, may need to raise additional capital in order to provide sufficient funds to support and grow our business.

Any failure to protect or enforce our patents or other intellectual property rights could materially impair our business.

Our ability to successfully operate our business depends largely on the validity and enforceability of our patents and the relevance of our patent rights to commercially viable products or services. Third parties have challenged, and we expect will continue to challenge, the infringement, validity and enforceability of certain of our patents.  In some instances, our patent claims could be substantially narrowed or declared invalid, unenforceable, not essential, not infringed or a combination of the foregoing.  We cannot assure you that the validity and enforceability of our patents will be maintained or that our patent claims will be applicable to any particular product or service.  In addition, the U.S. Patent and Trademark Office (the “USPTO”) could invalidate or render unenforceable our patents or materially narrow the scope of the patent claims during the course of USPTO post-grant proceedings such as, for example, re-examinations or IPRs. Any significant adverse finding by the USPTO or adverse verdict of a court as to the validity, enforceability or scope of certain of our patents and/or any successful design around certain of our patents could materially and adversely affect our ability to secure future settlements or licenses on favorable terms, if at all, and otherwise harm our business.

Under the American Invents Act (“AIA”), patents previously granted by the USPTO may be reviewed through post-patent grant proceedings such as reexaminations or IPRs.  The basic characteristics of Ex Parte reexamination are: the patent owner or a third party may request the USPTO to reexamine an issued U.S. patent based on patents and printed publications that the requester submits for the USPTO’s consideration.  The requester must establish that the submitted prior art establishes a substantial and new question of patentability, and if the requester meets such burden, the USPTO will grant the request and order reexamination of the patent at issue.  Unless the requester of the reexamination is the patent owner, the requester’s participation terminates following such reexamination order and only the patent owner may proceed.  The patent owner can appeal the final decision of the Central Reexamination Unit (“CRU”) of the USPTO to the Patent Trial and Appeal Board (“PTAB”), and may further appeal a negative decision to the Court of Appeals for the Federal Circuit (“CAFC”).

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

It is becoming a trend, if not a practice, for accused infringers to petition for reexaminations or IPRs of asserted patents as these proceedings may give the petitioner “two bites at the apple”.  Parties to our enforcement actions may initiate IPRs with respect to our patents in the future.  Although we believe our patents are patentable in light of prior art, these proceedings are relatively new and unpredictable. The outcome of the proceedings can range from decisions favorable to the patent holder, favorable to both parties, or favorable to the petitioner. If the outcome is the latter, the value of the challenged patent can be materially reduced or extinguished.

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

We currently are, and expect to continue to be involved in costly, time-consuming and uncertain litigation and administrative actions to enforce our patents, which may adversely affect our financial condition and our ability to operate our business.

If we believe a third party is infringing one or more of our patents and refuses to obtain a license to use our patented technologies, we may be compelled to commence legal or administrative action against those third parties. Patent litigation is inherently uncertain and we cannot predict the outcome of any litigation or administrative action. Moreover, many of the parties we believe infringe our patents are large and well-funded companies with substantially greater resources than we have and may devote substantial resources toward avoiding or limiting liability and the amount of associated damages for infringing our patents. We could also face counterclaims that challenge the essential nature, validity, enforceability or infringement of our patents. Regardless of whether legal action is successful, legal and expert fees and other costs associated with enforcement action are significant.

Our cash flows are unpredictable, and this may harm our financial condition or the market price for our common stock.

The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, our lengthy license negotiation cycles, the growth rates of our licensees, the outcome of enforcement actions and certain other factors. As such, our income and cash flows may vary significantly from period to period, which could make our business difficult to manage, adversely affect our business and operating results, cause our annual or quarterly results to fall below market expectations and adversely affect the market price of our common stock.

Our cash flows and income have been derived from a limited number of sources.

Our net income in recent years has been derived from a limited number of license agreements and settlements, and we expect that, in the near term, any income that we generate will be derived from a limited number of sources. In 2014, we derived approximately $5.0 million of income from a single license agreement. In 2015, we derived approximately $4.7 million of income from three licensees. If we are unable to reach settlements and license agreements with a sufficient number of identified third parties who use our technologies, our future income and cash flow could be adversely affected.

We may raise additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

Based on our current operating plans (which includes our expectation of signing additional license agreements in 2016, which may not occur), our current resources are expected to be sufficient to fund our planned operations at least for the coming twelve months. We nonetheless may raise additional financing to fund licensing and enforcement actions, planned research and development activities and to better solidify our financial position. We will also need to raise additional funds in connection with any acquisitions of technology or intellectual property assets that we pursue. Such additional capital may not be available on acceptable terms, or at all, which would adversely affect our operations. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

Further, if we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our business plans, which would harm our operating results.

Any debt we incur in the future in capital raising efforts may limit our flexibility to obtain further financing and to pursue other business opportunities.

If our anticipated capital raising efforts involve debt financing, we will have limitations on our ability to raise additional debt financing or incur liens, as well as other limitations. Such limitations may limit our flexibility to pursue other business opportunities. Additionally, our future level of indebtedness could have important consequences to us, including the following:

•	our ability to obtain additional financing, if necessary, for working capital, or other purposes may be impaired or such financing may not be available on favorable terms;

•
our funds available for operations, future business opportunities and distributions to stockholders will be reduced by that portion of our cash flow required to make future interest payments on any debt incurred; and

•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally.

Our ability to service any debt raised in the future will depend upon, among other things, our successful monetization of our patents, which will be affected by prevailing economic conditions and financial, business, and other factors, some of which are beyond our control.

If we are unable to successfully commercialize our new business or identify additional sources of revenue, our financial condition and operations may be materially adversely impacted.

We generate substantially all of our revenue from license and settlement agreements related to our patented technologies. In 2015, we launched our new cybersecurity advisory business, CybeRisk, and our mobile security business, Finjan Mobile. Since such businesses are new and unproven, they may not yield any viable new revenue, inventions or technology, which would lead to a loss of our investment in such activities. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. If we are unable to generate sufficient revenue from such businesses or invent or acquire new technologies or products, our financial condition and operations may be materially impacted. To date, we have not engaged in any material acquisitions of technology or intellectual property assets from unaffiliated third parties. If we are unable to establish and maintain relationships within our industry, we may not be able to identify new technology-based opportunities for sustainable revenues and growth. Even if we are successful in establishing relationships with sources of technology, those relationships may not provide the volume or quality of technology and/or intellectual property assets necessary to sustain our licensing and enforcement business. If we are unable to identify and establish meaningful relationships with sources of technology and intellectual property our growth strategy may fail and our financial condition and operations may be materially adversely impacted.

We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively impact our operating results.

If new competitors, technological advances by existing competitors, and/or development of new technologies or other competitive factors require us to invest significantly greater resources than anticipated in our research and development efforts, our operating expenses could increase significantly. If we are required to invest significantly greater resources than anticipated in research and development efforts without an increase in revenue, our operating results would decline. We expect research and development expenses to increase in the foreseeable future as our technology development efforts continue.

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

We may acquire patents and technologies that are in the early stages of adoption in the commercial and consumer markets. Demand for some of these technologies may be untested and subject to fluctuation based upon the rate at which such patents and technologies are adopted in products and services. These technologies may require long development cycles and a substantial investment before we can determine their commercial viability. As a result, there can be no assurance as to whether technologies we acquire will have value that can be timely monetized, if at all.

Failures in our due diligence and/or inaccuracies of representations and warranties made by third parties may expose us to material liabilities, write-downs or write-offs in the future.

We expect to conduct due diligence investigations of the patent technology or other intellectual property assets of companies we seek to acquire in the future. Due diligence is time consuming and expensive and, at times, we may also rely on opinions or representations or warranties of third parties to supplement, replace or support our own independent due diligence. Even if we conduct extensive due diligence on particular patent technology or other intellectual property assets or companies, this diligence may not reveal all material issues that affect the acquisition. If our diligence fails to identify issues related to the applicable patent, technology or other intellectual property assets or companies or industry to which they relate, or opinions, representations or warranties prove to be inaccurate, we may be forced to later write-down or write-off assets, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, we may acquire patent technologies or other intellectual property assets or companies from a seller who does not have proper title to those assets. In those cases, we could lose part or all of our investment in the assets.

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

We anticipate that the terms of future license agreements may require licensees to document their use of our technologies and report related data to us on a periodic basis. Although license terms may give us the right to audit books and records of licensees to verify this information, audits can be expensive and time consuming, and may not be cost-effective based on our understanding of a licensee’s business. Furthermore, any license compliance program that we establish to audit certain licensees in order to review the accuracy of the information contained in their royalty reports may not be effective to ensure that we receive royalties to which we are entitled.

We depend on key senior management, engineering, patent and licensing resources.

Our future success depends largely upon the continued contributions of our directors, executive officers and other key management and technical personnel. Our success also depends on our ability to continue to attract, retain and motivate qualified personnel with specialized patent, licensing, and other skills (particularly in the cybersecurity field).  The loss of members of our management or key personnel could adversely affect our business.  The market for such talent in our industry is extremely competitive, especially in Silicon Valley. In particular, competition exists for qualified individuals with expertise in patents and in licensing and the ability to identify and acquire technologies and patent assets. The failure to attract and retain such persons with relevant and appropriate experience could interfere with our ability to enter into new license agreements, acquire new technologies or otherwise meet our strategic objectives.

The success of our cybersecurity business depends in part upon our ability to retain the best legal counsel to represent us in patent litigation and our ability to manage the costs of such services.

The success of our licensing and enforcement business depends upon our ability to retain the best legal counsel to advise us and manage our enforcement and litigation activities and our ability to manage the costs of such services. As our licensing and enforcement actions increase, it may become more difficult to find the best legal counsel to handle our active litigation cases, as conflicts may prevent them from representing us. Also, since the cost of litigation can be very uncertain, we may underestimate the cost of legal counsel and related activities, in relation to the value of the enforcement activity.

Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer and becoming more costly.

Since patent disputes involving infringement, validity, and enforceability are governed by federal law, our patent enforcement actions are decided within the federal court system. The federal court calendars are often congested with other civil and criminal proceedings, giving rise to the risk of delays in our patent enforcement actions.  Such delays may have a negative impact on resolution of our disputes, adversely affect the timing of our cash flow projections and, therefore, have a negative impact on our business. Further, lengthening of the litigation process increases the cost of litigation thereby harming our business.

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

We expect to encounter significant competition in the areas of cybersecurity technology and intellectual property acquisitions. This includes a growing number of competitors seeking to acquire the same companies or similar patents and technologies that we may seek to acquire. We also compete with venture capital firms, strategic corporate buyers and various industry leaders for technology acquisitions and licensing opportunities.

The markets served by our cybersecurity technologies are subject to rapid technological change, and if we are unable to acquire new technologies and patents, our ability to generate income could be substantially impaired.

The markets served by our cybersecurity technologies and our licensees frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Cybersecurity products are based on continually evolving consumer demands. This will require continued efforts and success in acquiring new patent portfolios with licensing and enforcement opportunities. If we are unable to acquire new patented technologies and patent portfolios, or to identify and ensure compliance with evolving industry standards, our ability to generate income could be substantially impaired and our business and financial condition could be materially harmed.

Our public company disclosure obligations may have unintended adverse consequences on our licensing and patent enforcement strategy.

As a public company, we are subject to the disclosure and reporting requirements under the Securities Exchange Act of 1934, as amended, and other applicable U.S. securities laws, as well as the rules and regulations of the SEC and NASDAQ. In order to comply with such laws, rules and regulations, we may be required to disclose certain information that may be detrimental to our current or future licensing and enforcement programs. In addition, our disclosure obligations may adversely affect our ability to enter into license or settlement agreements with third parties who are reluctant to have the monetary value and terms of such agreements publicly disclosed. In such instances, we may seek confidential treatment of certain information reflected in our license or settlement agreements, which requests may be denied by the SEC or limited to a greater extent than requested, which would harm our relationship with current and future licensees. Also, we may incur additional costs and expenses seeking confidential treatment of certain information reflected in such license or settlement agreements, which would negatively impact our operations. In connection with this filing of our Form 10-K, we have requested confidential treatment with respect to one of our licensing agreements entered into in the fourth quarter of 2015, which application may not be successful.

New legislation, regulations, executive orders, or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our income.

If new legislation, regulations or rules are implemented either by Congress, the USPTO, other regulatory agencies or the courts, or if the President of the United States issues executive orders that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could materially and negatively affect our revenue and expenses. For example, relatively new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement or limitations on the ability to bring patent enforcement claims could negatively impact our income derived from such enforcement actions.  Similarly, recent judicial decisions relating to fee shifting in patent infringement actions and limitations relating to software patents may make patent licensing and enforcement activities more difficult and costly, though it is unclear what the precise impact of these judicial decisions will be.

Furthermore, U.S. patent laws have been amended by the Leahy-Smith America Invents Act, or the AIA, certain sections of which became effective in September 2011. The AIA includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the AIA changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought individually against parties allegedly infringing by their respective allegations of infringement. In practice, however, many courts have consolidated separate actions asserting the same patent for the purposes of case management and discovery, although individual trials remain separate. In addition, accused infringers may now choose to attack patent validity by instituting an IPR process before the PTAB. In 2015, in In Re Cuozzo Speed Techs., 793 F.3d 1268 (Fed. Cir. 2015), the Federal Circuit upheld a decision permitting the PTAB to evaluate patent claims under a “broadest reasonable interpretation” standard. This standard used by the PTAB is higher than the “plain and ordinary meaning” standard used in federal district courts, and has led to an arguably higher incidence of the PTAB finding claims invalid in light of prior art. In January 2016, the Supreme Court agreed to hear the appeal on this issue as well as the issue of what decisions by the PTAB are appealable to the traditional appellate court system. It remains unclear what, if any, impact the AIA will have on the operation of our patent monetization and enforcement business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

In September 2013, the United States Federal Trade Commission ("FTC") announced that it is planning to gather information from approximately 25 companies that are in the business of buying and asserting patents in order to develop a better understanding of how those companies do business and impact innovation and competition. The FTC had stated that it hoped to complete its study by the end of 2015 but the current target report is now expected in mid-2016. Both the FTC and European Commission are actively considering what the appropriate restrictions are on the ability of owners of patents declared to technical standards to receive both injunctions and royalties.

In addition, the United States Department of Justice ("DOJ") has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Furthermore, in various pending litigation and appeals in the United States Federal courts, various arguments and legal theories are being advanced to potentially limit the scope of damages a patent licensing company might be entitled to. Any one of these pending cases could result in new legal doctrines that could make our existing or future patent portfolios less valuable or more costly to enforce.

On April 29, 2014, the United States Supreme Court ("Supreme Court") issued a decision, Octane Fitness, LLC v. Icon Health & Fitness, Inc., 134 S. Ct. 1749 (2014), relaxing the standard for awarding attorneys’ fees to prevailing parties in patent cases. While the Supreme Court maintained the standard that a case must be deemed “exceptional” under 35 U.S.C. § 285 for an award of attorneys’ fees, it held that district courts were to consider the “totality of the circumstances” in making that determination, that it was not necessary for a court to find independently sanctionable conduct or both objective baselessness and subjective bad faith, and that clear and convincing evidence was not required. Although we are committed to litigating our patent cases in the court room with the highest standard of professional conduct and on the merits of our claims, litigation is unpredictable.  We, therefore, cannot guarantee that we will prevail in our litigation matters or that we will not be ordered to pay the prevailing party’s attorneys’ fees, which may be substantial.

On June 19, 2014, the Supreme Court issued a landmark decision in which it significantly tightened the standard for patentability of software patents. Alice Corp. Pty. Ltd. v. CLS Bank Int’l, 134 S. Ct. 2347 (2014). Specifically, the Supreme Court stated that if you have an idea so abstract that it cannot be patented, simply tying it to a “generic computer cannot transform a patent-ineligible abstract idea into a patent-eligible invention.” The Supreme Court further stated that tying the abstract idea to “purely functional and generic” hardware would, similarly, not make the idea patentable. Arguably, the Alice decision is intended to limit the validity of poor quality software patents. The Alice decision may provide accused infringers of software patents new arguments to challenge the validity of such patents. Practically, the effects of the Alice decision are still being assessed as patent holders, attorneys, the USPTO, and courts, are trying to determine the proper bounds of the Alice decision. We cannot guarantee that the Alice decision and ensuing developments will not have a negative impact on our business.

On June 16, 2015, the Court of Appeals for the Federal Circuit ("Federal Circuit") issued an opinion which may lead to more patents being challenged on indefiniteness grounds. Williamson v. Citrix Online, LLC, 792 F.3d 1339 (Fed. Cir. 2015). One type of patent claim is a “means-plus-function” claim. Section 112(f) of the Patent Act requires that means-plus-function claims include a “corresponding structure,” described in the specification, for performing the function. Previous cases had held that if a claim did not include the word “means,” there was a strong presumption that the requirements of section 112(f) did not apply. The Williamson court removed the word “strong” from the presumption, as well as the requirement for a heightened evidentiary showing. Williamson may result in an increase in accused infringers challenging patent claims on indefiniteness grounds. Such result could have a material adverse effect on our business and operations.

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

Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in Silicon Valley. Our business operations are in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should earthquakes or other catastrophes such as fires, floods, power outages, communication failures or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness and war could also have a negative effect at our international and domestic facilities and on our operating results.

Risks Related to Our Common Stock

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted, which could cause a further decline in our stock price and negatively impact our ability to access the capital markets.

Our common stock is listed for trading on the NASDAQ. We must satisfy NASDAQ’s continued listing requirements, including, among other things, Listing Rule 5550(a)(2) (the “Listing Rule”), which requires listed companies to maintain a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. While our common stock has not failed to meet such standard, it has recently traded below $1.00 quite frequently.

Should we receive a notice from NASDAQ that we do not comply with the Listing Rule, we would have a period of time to comply with such Listing Rule. However, any such measures to comply with such Listing Rule may require actions by the Company that would likely cause our stock to become even more thinly traded, making it more difficult for stockholders to sell large blocks of shares and for us to raise additional capital on terms acceptable to us, or at all. In such situation, we may also find it more difficult to attract analyst coverage. Further, the reduced liquidity of our common stock may result in a corresponding material reduction in the price of our common stock. Any delisting could result in the potential loss of confidence by investors, increased employee turnover, and the inability to timely close licensing transactions required for the growth of our business.

Concentration of ownership among our existing executive officers, directors and their affiliates, and others who beneficially own at least 10% of our outstanding common stock, may prevent new investors from influencing significant corporate decisions.

Our executive officers, directors and their affiliates, together with others who own at least 10% of our outstanding common stock, beneficially own or control approximately 65% of our common stock. Accordingly, these persons, acting individually or as a group, will have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of our company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales by us or our existing stockholders could dilute our stockholders and depress the market price of our common stock.

If our existing stockholders sell a large number of shares of our common stock, or if we sell additional common stock or securities that are convertible into common stock, in the future, the market price of our common stock could decline.  Further, even the perception in the public market that we or our existing stockholders might sell shares of common stock could depress the market price of our common stock.

In addition, the issuance of additional shares by us, including the issuance of 2,196,836 shares of our common stock underlying outstanding stock options and restricted stock units, 1,198,204 of which were vested as of December 31, 2015, could dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market. Further, our board of directors recently approved an increase in the number of shares reserved under our 2014 Incentive Compensation Plan (“2014 Plan”). While such increase under the 2014 Plan is subject to approval of our stockholders, following such approval, the issuance of shares of our common stock underlying stock options and restricted stock units to be issued following such increase will dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market.

Our Common Stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our Common Stock.

There currently is only limited trading of our common stock.

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

Market prices for public companies whose principle revenues are derived from the licensing of intellectual property have been particularly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, and the factors include, among others, the following:

•	quarterly variations in our operating results compared to market expectations;

•	our raising or failure to raise additional capital;

•	the risk of our inability to continue to meet listing requirements of the NASDAQ;

•	developments in relationships with licensees;

•	our or our competitors’ technological innovations;

•	announcements of developments in our patent enforcement actions

•	our failure to meet or exceed securities analysts’ expectations of our financial results;

•	a change in financial estimates or securities analysts’ recommendations;

•	changes in management’s or securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	regulatory developments and court decisions that negatively impact the ability of patent owners to protect their assets.

•	actual or expected sales of our common stock by our stockholders, including any of our significant stockholders.

Our common stock may be considered a “penny stock.”

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore may be a “penny stock.” Brokers and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares of our common stock in the future.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

Our authorized capital stock consists of eighty million (80,000,000) shares of common stock and ten million (10,000,000) shares of blank check preferred stock. If we engage in capital raising activities in the future, including issuances of common stock or securities that are convertible into, or exercisable for, our common stock, to fund the growth of our business, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have adopted an equity incentive plan pursuant to which equity awards may be granted to eligible employees (including our executive officers), directors and consultants, if our board of directors determines that it is in the best interest of the Company and our stockholders to do so. The issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our stockholders and adversely affect our earnings.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our headquarters are located at 2000 University Avenue, Suite 600, East Palo Alto, CA 94303, which we lease pursuant to a sublease entered into in January 2015.  Finjan and Finjan Mobile are both located at the headquarters location. The initial term of the sublease terminates in September 2018.

Our subsidiary CybeRisk is located at Toyota Tower, 65 Yigal Alon Street, Tel Aviv, Israel, which we lease pursuant to a lease entered into in October 2015. The initial term of the lease terminates in October 2017.

We also lease office space at Menlo Park, California and New York, New York. The New York office served as our headquarters until March, 2015, when our Silicon Valley office in East Palo Alto was designated as the new headquarters. All operations and personnel at the Menlo Park office transitioned to the Silicon Valley office in March 2015. Operations at the New York office transitioned to the Silicon Valley office in May, 2015. The Company has subleased the Menlo Park and New York offices for the remaining duration of their respective leases.

We believe that the facilities described above are suitable and adequate for our present purposes and needs in the near future.

ITEM 3. LEGAL PROCEEDINGS.

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133SBA, (N.D. Cal):

We filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. We amended our Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. We seek entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered our Amended Complaint on September 3, 2013, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 2, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of U.S. Patent Nos. 7,058,822 (“the ‘822 Patent”) and 7,647,633 (“the ‘633 Patent”). Accordingly, this action is off calendar until the U.S. Patent and Trademark Office completes its administrative reexamination proceedings. On October 23, 2014, an Advisory Action was issued by the USPTO maintaining the rejections from the final Office Action and indicating that Finjan’s proposed claims amendments would not be entered.  On December 8, 2014, Finjan: (1) filed a petition to the Director of the Central Reexamination Unit (CRU) under 37 CFR 1.181 challenging the Examiner’s failure to enter the amendments and requesting entry; and (2) a notice of appeal to the Patent Trial and Appeal Board. Finjan filed its appeal brief on February 8, 2015, and the Appeal was docketed at the PTAB and assigned Appeal No. 2015-006304. An oral hearing before the PTAB took place on November 3, 2015. On November 30, 2015, pursuant to the Court’s Order Granting Motion to Stay Pending Reexamination, the parties filed a joint status report regarding the status of reexamination proceedings of the ‘822 and ‘633 Patents. On December 30, 2015, the PTAB issued a decision reversing the Examiner’s rejection of claims 1-8 and 16-27 and the patent received an Ex Parte Reexamination Certificate numbered 10815 with no changes from the original patented claims. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:13-cv-03999-BLF, (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,333 patents. The principal parties in this proceeding are Finjan and Blue Coat. This action is before the Honorable Judge Beth Labson Freeman. The Court held a claim construction, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844, 7,058,822, 7,418,731, and 7,647,633, on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118.  Trial for this action took place from July 20, 2015 through August 4, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan approximately $39.5 million in damages as reasonable royalties for Blue Coat's infringement. On September 9, 2015, the Court held a bench trial on non-jury legal issues, and issued findings of fact and conclusions of law on November 20, 2015. On November 20, 2015, the Court entered Judgment in favor of Finjan. Finjan has not received any revenue from Blue Coat with respect to this lawsuit.
There can be no assurance that we will be successful in collecting the full amount of the jury award or otherwise in settling or litigating these claims.

Finjan, Inc. v. Proofpoint, and Armorize Technologies, Inc., Case 3:13-cv-05808-HSG (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Proofpoint, Inc. and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court for the Northern District of California on December 16, 2013, asserting that Proofpoint and Armorize collectively and separately are directly and indirectly infringing one or more claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Proofpoint Enterprise Protection, Proofpoint’s Malvertising Protection, Proofpoint’s Safelmpressions, Proofpoint’s Targeted Attack Protection, Proofpoint Essentials, Proofpoint Protection Server, Proofpoint Messaging Security Gateway, HackAlert Anti-Malware, Codesecure, SmartWAF, Safelmpressions, and Malvertising Protection. The principal parties in this proceeding are Finjan, Proofpoint, and Armorize. Finjan seeks entry of judgment that Proofpoint and Armorize have infringed and are infringing the above-listed patents, a judgment that they have induced infringement of U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, a preliminary and permanent injunction from infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  A claim construction or Markman Hearing was heard on June 24, 2015, and the Court issued a Claim Construction Order on December 3, 2015. A pretrial conference is scheduled for May 10, 2016, and a trial date is scheduled for June 13, 2016. There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Sophos Inc., Case 3:14-cv-01197-WHO (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Sophos Inc. in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, and 8,141,154.  Finjan amended the Complaint on April 8, 2014, to add U.S. Patent Nos. 8,677,494 and 8,566,580 to the list of asserted patents.   Finjan asserts infringement against Sophos through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to End User Protection Suites, Endpoint Antivirus, Endpoint Antivirus - Cloud, Sophos Cloud, Unified Threat Management, Next-Gen Firewall, Secure Web Gateway, Secure Email Gateway, Web Application Firewall, Network Storage Antivirus, Virtualization Security, SharePoint Security, Secure VPN, Secure Wi-Fi and Server Security.  The principal parties in this proceeding are Finjan and Sophos.  This action is before the Honorable William H. Orrick.  We seek entry of judgment that Sophos has infringed and is infringing the above-listed patents, a judgment that Sophos has induced infringement of U.S. Patent Nos. 6,804,780, 7,613,918, 7,613,926, 7,757,289, 6,154,844, and 8,667,494, a judgment that Sophos has contributorily infringed U.S. Patent No. 8,566,580, a preliminary and permanent injunction from infringing, inducing, or contributorily infringing the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Sophos filed its Answer to Finjan’s First Amended Complaint on May 9, 2014. Both parties demanded a jury trial. Sophos filed its Amended Answer to the Complaint on May 30, 2014. Mediation pursuant to the Court's ADR Program occurred on January 13, 2015 and it has not yet resulted in resolution between the parties. Further, a Technology Tutorial took place in this matter on February 9, 2015.  A claim construction or Markman Hearing occurred on February 13, 2015.  The Court entered its Markman Order entitled “Claim Construction Order” on March 2, 2015, which is available on PACER (www.pacer.gov), as Docket No. 73.  On April 9, 2015, Finjan filed a Second Amended Complaint that included a certificate of correction for the ‘154 Patent.

On November 17, 2015, Finjan filed a Third Amended Complaint to add claims of Sophos’s willful infringement. Sophos filed an Answer to Finjan’s Third Amended Complaint on December 4, 2015. Currently, a pretrial conference is scheduled for August 8, 2016, and a trial date is scheduled for September 6, 2016.  There can be no assurance that we will be successful in settling or litigating these claims.
Finjan, Inc. v. Symantec Corporation., Case 3:14-cv-02998-HSG (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Symantec Corporation in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. Finjan amended the Complaint on September 11, 2014 to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494 (collectively the "asserted patents").  The accused products and services include Symantec Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, Safe-Web Lite, Norton Safe Web, Messaging Gateway, Messaging Gateway for Service Providers, Messaging Gateway Small Business Edition Managed Security Services-Advance Threat Protection, Advanced Threat Protection Solution, Symantec Protection Engine for Cloud Services, Symantec Protection Engine for Network Attached Storage, Symantec Mail Security for Domino, Symantec Mail Security for Microsoft Exchange, Symantec Scan Engine for Windows, Web Security.cloud, Email Security.cloud, AntiVirus/Filtering for Domino, AntiVirus for Linux, Mail Security for SMTP, Scan Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Linux/Solaris, Protection Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Windows, Web Gateway and Norton Security.  The principal parties in this proceeding are Finjan and Symantec. Finjan seeks entry of judgment that Symantec has infringed and is infringing the asserted patents, has contributorily infringed and is contributorily infringing U.S. Patent No. 8,015,182, and has induced infringement, and/or is inducing infringement of U.S. Patent Nos. 6,154,844, 7,613,926, 7,756,996, 7,757,289, 7,930,299, and 8,677,494, a preliminary and permanent injunction from infringing, contributorily infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Symantec answered the Amended Complaint on September 25, 2014, by denying Finjan’s allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112.  Symantec filed an Amended Answer on October 31, 2014, removing its Fourteenth Affirmative Defense of unenforceability. Both parties have demanded a jury trial.  This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  A claim construction or Markman Hearing was heard on June 29, 2015. On July 3, 2015, Symantec filed petitions for Inter Partes Review (“IPR”) before the Patent Trial and Appeal Board (“PTAB”) for all asserted claims of U.S. Patent Nos. 8,015,182, 8,141,154, 7,757,289, 7,930,299, and 7,756,996. On September 10, 2015, Symantec filed a total of 11 IPR petitions for all asserted claims of asserted patents. On August 20, 2015, Symantec filed a motion to stay the case pending completion of these eight IPR petitions. The motion was heard on October 1, 2015 and on October 9, 2015, the Court stayed the case pending the PTAB’s decision on whether to institute IPR of the claims that are the subject of Symantec’s petitions. On January 14, 2016, the PTAB denied institution of six IPRs of five asserted patents. On January 21, 2016, the parties filed a joint status report giving the Court an update regarding the status of the IPR petitions. On February 26, 2016 the PTAB denied institution of an additional two IPRs filed on separate patents, denying a total of eight petitions as of February 26, 2016. On March 11, 2016 the PTAB denied two more IPR's on patents against Symantec, denying a total of 10 petitions to date. On March 18, 2016, the PTAB granted institution on the 11th Petition by Symantec, relating to the ‘494 Patent (IPR2015-01892). There can be no assurance that we will be successful in settling or litigating these claims.

Finjan, Inc. v. Palo Alto Networks, Inc., Case 3:14-cv-04908 EMC (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to  Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection. Palo Alto Networks failed to timely respond to the Complaint and we submitted an application for Entry of Default.  On Palo Alto Networks’ request, we stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan and Palo Alto Networks. Finjan seeks entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying our allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  On October 8, 2015, the Honorable Edward M. Chen recused himself from the case and requested the case be reassigned to another judge. Also on October 8, 2015, the case was reassigned to the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. On September 25, 2015, Palo Alto Networks filed a petition for IPR before the PTAB of U.S. Patent No. 8,141,154. On September 30, 2015, Palo Alto Networks filed petitions for IPR of U.S. Patent Nos. 7,058,822, 7,418,731, 7,647,633 and 8,225,408. On November 4, 2015, Palo Alto Networks filed a IPR petition of U.S. Patent Nos. 7,613,926. On November 5, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,965,968 and 8,141,154. On November 6, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,804,780, 7,613,918, 8,225,408 and 8,667,494. On December 10, 2015, the matter was stayed pending a decision by the PTAB on whether to institute IPR of Finjan's claims of its ten patents asserted against Palo Alto Networks. The parties will file a joint status report within seven (7) days of the USPTO’s decision concerning whether to continue or lift the stay. There can be no assurance that we will be successful in settling or litigating these claims.
Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:15-cv-03295-BLF (N.D. Cal.):
Finjan filed a second patent infringement lawsuit against Blue Coat Systems, Inc. in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. Finjan seeks entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat filed its Answer to the Complaint with Jury Demand and Counterclaim with Jury Demand against Finjan on September 8, 2015. On September 29, 2015, Finjan filed its Answer to Blue Coat’s Counterclaim. This second Blue Coat action is also assigned to the Honorable Beth Labson Freeman. A Case Management Conference (CMC) was held on December 17, 2015. Blue Coat filed a Motion to Stay the case pending final resolution of Case 5:13-cv-03999-BLF, and Motions for Joinder of several Petitions for IPR on five of seven asserted patents, and Ex Parte Reexamination requests for two asserted patents, filed previously by other defendants. A claim construction tutorial is scheduled for December 2, 2016, and a claim construction hearing is scheduled for December 9, 2016. A pretrial conference is scheduled for October 5, 2017, and trial is scheduled for October 30, 2017. On March 1, 2016 Finjan filed an amended Complaint to add existing Finjan patent 9,141,786 and two newly issued Finjan patents 9,189,621 (issued November 17, 2015) and 9,219,755 (issued December 22, 2015). There can be no assurance that we will be successful in settling or litigating these claims.

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
A third third-party request for Ex Parte Reexamination of Claims 17 and 24 of U.S. Patent No. 8,079,086 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,654. The reexamination request is currently awaiting USPTO action.
U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1-7 and 28-33 of U.S. Patent No. 7,647,633 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,016. The request for reexamination was granted and a non-final Office Action was mailed November 19, 2013. The non-final Office Action included rejections of Claims 1-7 and 28-33 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on February 19, 2014. The response to non-final Office Action included arguments and a supporting declaration by Finjan showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. Additionally, a renewed petition to accept an unintentionally delayed priority claim was also submitted and the petition was granted on January 23, 2015.  An updated filing receipt reflecting the priority claim was issued. A final Office Action was issued May 22, 2015, and a Notice of Appeal was filed by Finjan on May 22, 2015. Finjan’s appeal brief was filed August 24, 2015, appealing the rejections of Claims 1-7, 28-33 and 42-52. An Examiner’s Answer was received on December 18, 2015. Finjan filed its Reply Brief requesting reversal of the rejections and a Request for Oral Hearing on February 18, 2016. There can be no assurance that we will be successful in rebutting the patentability challenge to Claims 1-7 and 28-33 (original claims) or added Claims 42-52 before the USPTO.
A second third-party request for Ex Parte Reexamination of Claims 8 and 12 of U.S. Patent No. 7,647,633 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,652. The reexamination request is currently awaiting USPTO action. There can be no assurance that we will be successful in rebutting the patentability challenge before the USPTO.
U.S. Patent No. 7,058,822 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1-8 and 16-27 of U.S. Patent No. 7,058,822 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,017. The request for reexamination was granted and a non-final Office Action was mailed December 6, 2013. The non-final Office Action included rejections of Claims 1-8 and 16-27 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on March 6, 2014. A final Office Action was mailed on September 8, 2014 and a response thereto was filed on October 8, 2014, which included proposed claims amendments and arguments rebutting the various prior rejections. On October 23, 2014, an Advisory Action was issued by the Patent Office maintaining the rejections from the final Office Action and indicating that Finjan’s proposed claims amendments would not be entered.  On December 8, 2014, Finjan: (1) filed a petition to the Director of the Central Reexamination Unit (CRU) under 37 CFR 1.181 challenging the Examiner’s failure to enter the amendments and requesting entry; and (2) a notice of appeal to the Patent Trial and Appeal Board. Finjan filed an appeal brief on February 8, 2015.  The Examiner filed a brief on March 30, 2015.  Finjan filed a Reply Brief and a Request for Oral Hearing on June 1, 2015, and the Appeal was docketed at the PTAB and assigned Appeal No. 2015-006304. An oral hearing before the PTAB took place on November 3, 2015. On December 30, 2015, the PTAB issue a decision reversing the Examiner’s rejection of Claims 1-8 and 16-27. On February 16, 2016, an Ex Parte Reexamination Certificate (Certificate No. US 7,058,822 C1) was issued to Finjan by the USPTO. Finjan was granted U.S. Patent No. 9,141,786 containing additional claims on September 22, 2015. A Track 1 (accelerated examination) continuation application was filed on November 16, 2015, seeking yet additional claim coverage. There can be no assurance that we will be successful in securing added claims 37 and 40 before the USPTO.

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

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):
A third-party request for Inter Partes Reexamination of all Claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. Finjan filed a response to non-final Office

Action and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. Finjan responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. Symantec responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, Finjan filed a Notice of Appeal of the rejection of Claims 1-55 followed by an Appeal Brief on September 2, 2014.  The Requester Symantec filed a respondent brief on October 2, 2014.  The Examiner filed a brief on March 25, 2015.  Finjan filed a Rebuttal Brief on April 27, 2015 and a Request for Oral Hearing on May 26, 2015. The Rebuttal Brief maintained Finjan’s request to review the rejections of Claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54. Claims 1, 5, 6, 12, 15, 21, 33, 37, 38, 45, 52 and 55 were withdrawn from appeal in view the final invalidity decision issued on September 15, 2014 by the Federal Circuit. The Appeal was forwarded to the PTAB in accordance with the Notice mailed June 2, 2015. Finjan also sought examination of additional claims through multiple Track I expedited continuation applications. Finjan was granted U.S. Patent Nos. 9,189,621 and 9,291,755 containing those additional claims on November 17, 2015 and December 22, 2015, respectively. Oral argument was heard on February 17, 1016 and a decision is pending. There can be no assurance that we will be successful in rebutting the patentability challenge to Claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54 before the USPTO.

Inter Partes Review Proceedings:
As defined by the USPTO, Inter Partes Review (IPR) is a trial proceeding conducted at the Patent and Trial and Appeal Board (PTAB or Board) to review the patentability of one or more claims in a patent only on a ground that could be raised under §§ 102 or 103, and only on the basis of prior art consisting of patents or printed publications. For first-inventor-to-file patents IPR process begins with a third party (a person who is not the owner of the patent) filing a petition after the later of either: (1) nine months after the grant of the patent or issuance of a reissue patent; or (2) if a post grant review is instituted, the termination of the post grant review. These deadlines do not apply to first-to-invent patents. The patent owner may file a preliminary response to the petition. An IPR may be instituted upon a showing that there is a reasonable likelihood that the petitioner would prevail with respect to at least one claim challenged. If the proceeding is instituted and not dismissed, a final determination by the Board will be issued within one year (extendable for good cause by six months). The procedure for conducting IPR took effect on September 16, 2012, and applies to any patent issued before, on, or after September 16, 2012.
U.S. Patent No. 7,613,926 (the “’926 Patent”)
On March 19, 2015, Sophos, Inc. filed a petition for IPR of U.S. Patent No. 7,613,926 (IPR2015-00907).  Finjan filed a Patent Owner’s Preliminary Response (POPR) to the petition on June 26, 2015.  The PTAB denied Sophos’ petition to institute the IPR proceeding on the ‘926 Patent on September 24, 2015. On October 26, 2015, Sophos filed a Request for Rehearing, and on December 4, 2015, the PTAB denied Sophos’ Request for Rehearing.

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On April 8, 2015, Sophos, Inc. filed a petition for IPR of U.S. Patent No. 8,677,494 (IPR2015-01022).  Finjan filed a POPR to the petition on July 15, 2015. The PTAB denied Sophos’ petition to institute the IPR proceeding on the ‘494 Patent on September 24, 2015. On October 26, 2015, Sophos filed a Request for Rehearing, and on January 28, 2016, the PTAB denied Sophos’ Request for Rehearing.

U.S. Patent No. 7,756,996 (the “’996 Patent”)
On July 3, 2015, Symantec Corporation filed two (2) separate petitions for IPR of U.S. Patent No. 7,756,996 (IPR2015-01545/01546). Finjan filed POPRs to the petitions October 19, 2015. The PTAB denied both Symantec’s petitions to institute IPR proceedings on the ‘996 Patent on January 14, 2016.
U.S. Patent No. 7,757,289 (the “’289 Patent”)
On July 3, 2015, Symantec Corporation filed a petition for IPR of U.S. Patent No. 7,757,289 (IPR2015-01552). Finjan filed a POPR to the petition on October 19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings on the ‘289 Patent on January 14, 2016.
U.S. Patent No. 7,930,299 (the “’299 Patent”)
On July 3, 2015, Symantec Corporation filed a petition for IPR of U.S. Patent No. 7,930,299 (IPR2015-01549).  Finjan filed a POPR to the petition October 20, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings on the ‘299 Patent on January 14, 2016.
U.S. Patent No. 8,015,182 (the “’182 Patent”)
On July 3, 2015, Symantec Corporation filed a petition for IPR of U.S. Patent No. 8,015,182 (IPR2015-01548).  Finjan filed a POPR to the petition on October 20, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings on the ‘182 Patent on January 14, 2016.

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On July 3, 2015, Symantec Corporation filed a petition for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547).  Finjan filed a POPR to the petition on October 19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings on the ‘154 Patent on January 14, 2016.
U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 10, 2015, Symantec Corporation filed two (2) separate petitions for IPR of U.S. Patent No. 8,677,494 (IPR2015-01892/01897). Finjan filed POPRs to the petitions on December 28, 2015. With respect to IPR 2015-01897, the PTAB denied institution of IPR proceedings on the ‘494 Patent on February 26, 2016. On March 18, 2016, the PTAB granted institution of IPR proceedings on the ‘494 Patent (IPR2015-01892).
U.S. Patent No. 6,154,844 (the “’844 Patent”)
On September 10, 2015, Symantec Corporation filed a petition for IPR of U.S. Patent No. 6,154,844 (IPR2015-01894). Finjan filed a POPR to the petition on December 17, 2015. The PTAB denied institution of IPR proceedings on the ‘844 Patent on March 11, 2016.
U.S. Patent No. 7,613,926 (the “’926 Patent”)
On September 10, 2015, Symantec Corporation filed two (2) separate petitions for IPR of U.S. Patent No. 7,613,926 (IPR2015-01893/01895). Finjan filed POPRs to the petitions on December 17, 2015. With respect to IPR2015-01895, the PTAB denied institution of IPR proceedings on the ‘926 Patent on February 26, 1016. With respect to IPR2015-01893, the PTAB denied institution of IPR proceedings on the ‘926 Patent on March 11, 2016.
U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01979; IPR2016-00151). Finjan filed POPRs to the petitions on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. With respect to IPR2016-00151 on the ‘154 Patent, the PTAB’s decision is pending.
U.S. Patent No. 7,647,633 (the “’633 Patent”)
On September 30, 2015, Palo Alto Networks, Inc. filed a petition for IPR of U.S. Patent No. 7,647,633 (IPR2015-01974). Finjan filed a POPR to the petition on January 7, 2016. The PTAB’s decision on the petition is pending.

U.S. Patent No. 7,058,822 (the “’822 Patent”)
On September 30, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,058,822 (IPR2015-01999). Finjan filed a POPR to the petition on January 6, 2016. The PTAB’s decision on the petition is pending.

U.S. Patent No. 7,418,731 (the “’731 Patent”)
On September 30, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,418,731 (IPR2015-02000). Finjan filed a POPR to the petition on January 8, 2016. The PTAB denied institution of IPR proceedings on the ‘731 Patent on March 23, 2016.

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed a POPR to the petition on January 6, 2016. The PTAB’s decision on the petition is pending.

U.S. Patent No. 7,613,926 (the “’926 Patent”)
On November 4, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,613,926 (IPR 2016-00145). Finjan filed a POPR to the petition on February 17, 2016. The PTAB’s decision on the petition is pending.

U.S. Patent No. 6,965,968 (the “’968 Patent”)
On November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 6,965,968 (IPR 2016-00149, IPR2016-00150). Finjan filed a POPR to the petition on February 17, 2016. The PTAB’s decision on the petition is pending.

U.S. Patent No. 6,804,780 (the “’780 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 6,804,780 (IPR 2016-00165). Finjan filed a POPR to the petition on February 17, 2016. The PTAB’s decision on the petition is pending.

U.S. Patent No. 7,613,918 (the “’918 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,613,918 (IPR 2016-00164). Finjan filed a POPR to the petition on February 17, 2016. The PTAB’s decision on the petition is pending.

U.S. Patent No. 8,677,494 (the “494 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the petition on February 17, 2016. The PTAB’s decision on the petition is pending.

U.S. Patent No. 6,965,968 (the “’968 Patent”)
On January 19, 2016, Blue Coat Systems, Inc. filed two Petitions for IPR of U.S. Patent No. 6,965,968 (“the ‘968 Patent”) (IPR2016-00478; IPR2016-00479) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘968 Patent (IPR2015-00149; IPR2015-00150). The PTAB’s decision on the Motion for Joinder and Petitions are pending.

U.S. Patent No. 7,647,633 (the “’633 Patent”)
On January 20, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (“the ‘633 Patent”) (IPR2016-00480) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘633 Patent (IPR2015-01974). The PTAB’s decision on the Motion for Joinder and Petition are pending.

U.S. Patent No. 7,418,731 (the “’731 Patent”)
On January 21, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,418,731 (“the ‘731 Patent”) (IPR2016-00493) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘731 Patent (IPR2015-0200). The PTAB’s decision on the Motion and Petition are pending.

U.S. Patent No. 6,804,780 (the “’780 Patent”)
On January 21, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 6,804,780 (“the ‘780 Patent”) (IPR2016-00492) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘780 Patent (IPR2016-00165). The PTAB’s decision on the Motion and Petition are pending.

U.S. Patent No. 6,154,844 (the “’844 Patent”)
On January 25, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 6,154,844 (“the ‘844 Patent”) (IPR2016-00498) and a Motion for Joinder to Symantec Corp.’s Petition for IPR of the ‘844 Patent (IPR2015-01894). The PTAB’s decision on the Motion and Petition are pending.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been trading on the NASDAQ under the symbol “FNJN” since May 12, 2014.  The following table sets forth the high and low sales prices for our common stock, as reported on the NASDAQ, for each of the periods listed since May 12, 2014.

Prior to May 12, 2014 (but post-Merger), our common stock was quoted on OTC Markets—OTCQB Tier under the symbol “FNJN.”  Prior to the Merger, our common stock was quoted on the OTC Markets—OTCQB Tier under the symbol “COIND” or “COIN.” The following table sets forth the high and low bid prices per share of our common stock as quoted on OTC Markets for the periods prior to May 12, 2014.

No dividends were declared or paid during the periods listed below.

	High	Low
Year Ending December 31, 2015
Fourth Quarter	$1.93	$1.14
Third Quarter	$2.80	$1.28
Second Quarter	$2.22	$1.16
First Quarter	$3.25	$1.76
Year Ended December 31, 2014
Fourth Quarter	$3.31	$1.97
Third Quarter	$4.53	$3.01
Second Quarter (May 12, 2014 – June 30, 2014)	$6.04	$3.60
Second Quarter (April 1, 2014 – May 11, 2014)	$6.83	$4.70
First Quarter	$10.3	$5.05

Holders

As of March 14, 2016, there were approximately 56 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Overview

We operate a cybersecurity business, focused on licensing and enforcement, providing advisory services, developing mobile security applications, and investing in emerging cybersecurity technologies and intellectual property.

Continuing Operations

We operate our cybersecurity business through subsidiaries including, Finjan, Finjan Mobile and CybeRisk.

Through Finjan, we own a portfolio of patents, related to software and hardware technologies that proactively detect malicious code and thereby protect end users from identity and data theft, spyware, malware, phishing, trojans and other web and network threats. Founded in 1997, Finjan developed and patented technologies that are capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers. The older signature-based methods, were standard in the web and network security industry during the 1990s. As the web and endpoint security industries - known as cybersecurity - have transitioned to behavior-based detection of malicious code, we believe that our patented technologies continue to be widely used by third parties in a number of market segments. We intend to maximize the economic benefits of our technologies through further licensing and to broaden our technologies and patent holdings through acquisitions and strategic partnerships.

As a core element of our continued patent licensing and enforcement business, our management team, having expertise with technology and IP monetization, monitors a number of markets and assesses and observes the adoption of our patented technologies in these markets.  Our management team, in conjunction with outside legal, technical, and financial experts concludes on a case-by-case basis whether or not they believe that Finjan’s patented technologies are being used.  Based on these observations, we continue to believe our patented technologies are highly relevant in specific cybersecurity technology areas including, but not limited to endpoint/cloud software, web gateway/internet infrastructure, and networking equipment markets. From that basis, the Company pursues unlicensed entities through licensing, assertion of claims or both to preserve the value of our portfolio in general. This also reinforces the value to existing licensees of the Finjan patent portfolio.

Since the sale of its hardware and software operations in 2009, Finjan’s primary source of income and related cash flows has been the enforcement of its patent rights against unauthorized use and, to a lesser extent, income derived from intellectual property licenses granted to third parties for the use of patented technologies that are owned by Finjan.

Finjan Mobile was founded to ensure that mobile devices are protected against spies, phishing and malware attacks. Given the uptrend in mobile device usage coupled with the amount of transient corporate data, the average mobile user presents and represents higher risks of data loss through hacking. The consumer mobile device has become so convenient that consumers often forget about online security and download apps and blindly agree to terms of service, purchase products, pay bills, connect to free Wi-Fi, and not think twice about personal data and photos stored on their devices. As such, in June of 2015, the Company returned to the research and development world with the creation of security products for mobile devices.

CybeRisk was founded in 2015 to deliver global advanced cyber risk and cyber security advisory services. Through a team of employees and consultants, based in Tel Aviv, East Palo Alto and London, CybeRisk assesses corporate risk exposure and delivers appropriate mitigation strategies. Its unique and focused offering positions CybeRisk as the piece that interconnects the "server room to the board room".

As of December 31, 2015, we had 14 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Discontinued Operations

On December 4, 2014, we sold Converted Organics. As a result of the sale of Converted Organics, we no longer operate an organic fertilizer business and the results of operations of Converted Organics have been included in the consolidated financial statements and footnotes as discontinued operations and reclassified the consolidated statements of operations for the year ended December 31, 2014 in order to reflect the change in the composition of the Company’s segments. Such reclassification did not have an impact on previously reported net loss or net loss per share, total equity and total assets.

Significant Developments During 2015

Appointment of New Director

On November 5, 2015, Gary Moore was appointed to our Board of Directors.  Mr. Moore replaced Michael Eisenberg who resigned from the Board on November 5, 2015.

Formation of New Subsidiaries

In June 2015, Finjan Holdings launched a wholly-owned subsidiary, CybeRisk, to provide cybersecurity risk advisory services to customers around the world. In December 2015, Finjan Holdings launched a wholly-owned subsidiary, Finjan Mobile, our mobile security business which provides mobile security products for consumers. The first product released was Finjan’s Mobile Secure Browser available for iOS and Android platform devices. Revenues and operations from our CybeRisk advisory services and our Finjan Mobile security business were immaterial for the year ended December 31, 2015.

New Patents

On September 22, 2015, our subsidiary, Finjan, was issued a U.S. Patent No. 9,141,786 (’786 Patent). On November 17, 2015, our subsidiary, Finjan, was issued a U.S. Patent No. 9,189,621 (’621 Patent). On December 22, 2015, our subsidiary, Finjan, was issued a U.S. Patent No. 9,219,755 (’755 Patent). The ‘786, 621 and 755 Patents relate to proprietary malicious mobile code runtime monitoring systems and methods, designed to address potential network security threats through better recognition of malicious code segments passing through Internet infrastructure and networks to endpoint devices. The techniques described in the ‘786, '621 and '755 Patents cover protection systems and methods offering security for one or more personal computers and/or other intermittently or persistently network accessible devices or processes. Specifically, the inventive aspects of the patent cover various defenses from undesirable or otherwise malicious operations of Java TN applets, ActiveX™ controls, JavaScript™ scripts, Visual Basic scripts, add-ins, and downloaded/uploaded programs which are often downloaded by users without considering the inherent security risks.

Inter Partes Reviews

See “Item 3. Legal Proceedings.”

Patent litigations

See “Item 3. Legal Proceedings.”

Industry Trends and Outlook

We believe that 2016 may again be an active year for patent law reform although intellectual property does not seem to be a key issue during the presidential election cycle.  We believe that proponents of patent law reform, largely made up of individual or coalitions of powerful technology corporations continue to seek severe statutory limitations on how companies — specifically those who own patents and do not make product covered by such patents — can enforce their patents against companies who make products.  The U.S. Congress is considering proposals from all constituents. In an effort to ensure fair and balanced protections for all good faith patent owners, our executives have dedicated time and resources to actively educate our lawmakers and existing and prospective stakeholders on how certain proposed reforms could harm individual inventors, startups, small companies, the licensing industry and therefore, U.S. innovation and the U.S. economy as a whole.

Further, since the enactment of the AIA on September 16, 2011, several aspects of the patent law have been interpreted by the courts, including what constitutes patentable subject matter, inducement of infringement, and (attorney) fee-shifting to the non-prevailing party in the context of litigation, among other issues.  Moreover, under AIA, patents previously granted by the USPTO may be reviewed through post-patent grant proceedings such as reexamination or IPR.  It is becoming a trend, if not a practice, for accused infringers to petition for reexaminations or IPRs of asserted patents as these proceedings may give the petitioner “two bites at the apple.”  The outcome of the proceedings can range from decisions favorable to the patent holder, favorable to both parties, or favorable to the petitioner.  If the outcome is the latter, the value of the challenged patent can be materially reduced or extinguished.  Thus, patent rights, including enforcement of such rights against unauthorized use is inherently subject to uncertainties.

We also believe cybersecurity issues will again be a very active sector in 2016.  Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens.  We have recently seen a number of devastatingly successful cybersecurity breaches targeting high profile government offices and corporations. The full extent of the cost and damage associated with these attacks may not be known for some time. Nonetheless, these attacks are expected to continue, along with their associated and sometimes unprecedented costs.  In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim by the breach of their personal and otherwise confidential data.  These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including hardware and software, as well as cybersecurity consulting services.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings 2014 Incentive Plan (“2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. A total of 408,710 restricted stock units and 1,510,832 options remain outstanding as of December 31, 2015, under the 2014 Plan. We expect that future equity-based awards will continue to be made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

Since the Merger, we have increased the number of our employees to help execute our strategy in the cybersecurity business and support our public company functions, and expect to hire additional employees in both capacities.  Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical period presented in our financial statements.

Results of Operations

Continuing Operations

We operate a cybersecurity business, focused on licensing and enforcement, providing advisory services, developing mobile security applications, and investing in emerging cybersecurity technologies and intellectual property.

Year ended December 31, 2015 compared with the year ended December 31, 2014

We recognized approximately $4.7 million and $5 million of revenue from continuing operations for the years ended December 31, 2015 and December 31, 2014 respectively. Revenue in 2015 was derived from multiple license agreements that we entered into with third-parties following negotiations pursuant to our patent licensing and enforcement program, as opposed to the single license agreement we entered into with a third party in 2014 against whom we had filed patent infringement lawsuit.  Pursuant to the 2014 and 2015 agreements, we are scheduled to receive approximately $5 million of revenue in 2016 and $1 million of revenue in 2017. Cost of revenues remained relatively consistent for the years ended 2015 and 2014.

See details - "Item 1. Business" - "Licensing and Enforcement - Current Activities, Post 2013"

We incurred operating expenses of approximately $17.8 million and $13.8 million for the years ended December 31, 2015 and 2014, respectively. Our operating expenses consisted primarily of legal fees and general and administrative expenses, including stock-based compensation, consulting and other professional fees. During the year ended December 31, 2015, total operating expenses increased by approximately $4 million, or 29%, to $17.8 million, as compared to the year ended December 31, 2014. The increase in expense was primarily due to a $2.5 million increase in costs incurred in relation to pending litigation and $1.3 million increase result of compensation and benefits due to the addition of headcount and employee separation.

We recognized other income of approximately $1.3 million and $1 million for the years ended December 31, 2015 and 2014, respectively.  Other income was derived primarily from investing activities and gain on settlements. Our gain on investing activities through a liquidity event in a cybertechnology fund was $1.3 million for the year ended December 31, 2015 and $0 during 2014. Our gain on settlements, net of legal costs, was $0 for the year ended December 31, 2015 and approximately $1.0 million during the year ended December 31, 2014, representing the second and third of three equal installment payments payable from one of the two parties in the 2010 Litigation.

Our interest income decreased by approximately $77,000, or 86%, to approximately $13,000 for the year ended December 31, 2015, as compared to the year ended December 31, 2014. Interest income decreased due to the cash balance on hand during 2015 and $0 interest earned on settlements, as compared to 2014.

Our income tax provision remained the same, approximately $5,000 for the years ended 2015 and 2014.

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

In addition, on November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $3.3 million of the commitment remains unfunded. The fund can make a call on our remaining $3.3 million commitment at any time until 2018.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

The Company leases its corporate headquarters office in Silicon Valley, and offices in New York, New York, Menlo Park, California and Tel Aviv, Israel. Under the terms of the four leases, the Company owes minimum lease obligations of $2.1 million over the remaining life of the leases, of which $1.2 million is for the Silicon Valley headquarters lease.   All operations and personnel at the Menlo Park office relocated to 2000 University Avenue during the first quarter of 2015.  All operations at the New York office transitioned to the Silicon Valley office as of May, 2015. During 2015 the Company entered into subleases for each of the Menlo Park and New York offices for essentially the remaining duration of the lease. As of December 31, 2015, the total future minimum lease payments to be received under the Menlo Park and New York subleases was $366,000 and $452,000, respectively.

Our primary sources of liquidity are cash flows from operations, principally historical and future proceeds from licenses, settlements and judgments in connection with our patent enforcement and licensing activities. On September 24, 2014, and during 2015, Finjan entered into licensing agreements that provides for installment payments through January, 2017.  The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

As of December 31, 2015, we had approximately $6.1 million of cash and cash equivalents and $3.6 million of working capital. The decrease in our cash and cash equivalents of approximately $11.4 million from $17.5 million in 2014 is primarily attributable to approximately $11.3 million used in operations and $0.8 million capital call from the venture capital fund in which the company invests in, offset by approximately $4.7 million received from license agreements during 2015, $0.8 million received from the venture capital fund during 2015, and collection of $2 million in accounts receivable from 2014.

Based on current forecasts and assumptions, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months from the date of filing this annual report. Such forecasts include approximately $3.7 million of licensing revenue to be received by January 13, 2017 under existing contracts. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. To insure against any such difficulties, we may raise additional capital to fund licensing and enforcement actions, planned research and development activities and to better solidify our financial position. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. Further, if the Company is unable to obtain additional funding on a timely basis, the Company may be required to curtail or terminate some or all of its business plans.

Cash flows for the year ended December 31, 2015

Operating Activities: Finjan’s net cash used in operating activities increased by $3.9 million, or 53%, to $11.3 million of cash used in operating activities during the year ended December 31, 2015, as compared to the same period in 2014, primarily due to an increase in legal fees and general and administrative expenses, partially offset by revenue from licensing agreements entered into during 2015, and collection of our accounts receivable.

Investing Activities: During the year ended December 31, 2015, cash used by investing activities primarily related to the $0.8 million cash call by JVP and $0.2 million related to the purchase of property, plant and equipment, offset by proceeds of $0.8 million in cash from the exit of one of JVP's portfolio companies.

Financing Activities: During the year ended December 31, 2015, cash flows from financing activities were deemed immaterial compared to the same period in 2014.

Contractual Obligations

The following table summarizes, as of December 31, 2015, the Company's contractual obligations over the next three years for the property leases entered into during the years ended 2015, 2014, and 2013:

	Payments due by Period (In thousands)
Contractual Obligations	Less Than 1 Year	1-3 Years	Total
Operating Lease Obligations:	$787	$1,240	$2,027

Other Long-Term Liabilities:
Capital Commitments not Called	1,000	2,250	3,250

Total	$1,787	$3,490	$5,277

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

Gain on Settlements

Elements that are not related to license agreements and royalty revenue in nature will be reflected as a separate line item within the other income section of the consolidated statements of operations as gain on settlement. Elements provided in either settlement agreements or judgment include: the value of a license, legal release, and interest. When settlements or judgment are achieved at discounts to the fair value of a license, the Company allocates the full settlement or judgment, excluding specifically named element as mentioned above, to the value of the license under the residual accounting method. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statement of operations when value can be allocated to legal release. Ordinarily, when the Company reaches a settlement with a defendant, no value is allocated to legal release since the existence of a settlement removes legal standing to bring a claim of infringement and without a legal claim, a legal release has no economic value. The element that is applicable to interest income is recorded as a separate line item in other income.

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

Stock-based compensation expense is recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate. As such, we are required to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. We consider several factors in connection with our estimate of pre-vesting forfeitures, including types of awards, employee class, and historical pre-vesting forfeiture data. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised. The Company granted options to a small number of employees and consultants. Approximately 4% of stock options and 7% of restricted stock units granted were forfeited during the year ended December 31, 2015 due to employee separation. This forfeiture rate was used in calculating the stock-compensation expense. The Company will continue to monitor its expectations on an ongoing basis and revise this assumption as future circumstances dictate.

If actual results differ significantly from these assumption, stock-based compensation expense and our results of operations could be materially impacted.

Off-Balance Sheet Arrangements

In connection with the investment in JVP, we have a commitment balance outstanding of approximately $3.3 million, which can be called at any time until 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”), which amends the existing accounting standards for revenue recognition. ASU 2014-9 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products and services are transferred to customers. ASU 2014-9 will be effective for the Company beginning in its first quarter of 2018. Early adoption is permitted commencing January 1, 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In February, 2015, FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective beginning January 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. We have elected to early adopt ASU 2015-17 as of the beginning of our fourth quarter ended December 31, 2015 on a prospective basis. There is no impact to the balance sheet amounts as a result of early adoption.

In February, 2016, FASB issued ASU No. 2016-02 “Leases” that requires a lessee to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of December 31, 2015, totaled $6.1 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2015, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting of continuing operations as of December 31, 2015. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on this assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an audit or attestation report from our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm since we are not an accelerated filer or a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2016 (the “Proxy Statement”) under the caption “Directors, Management and Corporate Governance.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1. Business — Corporate Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Voting Securities of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm – Disclosure of Marcum LLP Fees for the Years Ended December 31, 2015 and 2014” and “- Pre-Approval Policies and Procedures.”

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

10.6	Employment Agreement, dated January 19, 2014, between Finjan Holdings, Inc. and Julie Mar-Spinola (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 31, 2015)#

10.7	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)#

10.8	Form of Option Award under the Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed March 14, 2014)#

10.9	Finjan Holdings, Inc. 2014 Incentive Compensation Plan, dated July 10, 2014 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.10	Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.11
Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.12	Summary of Director Compensation (incorporated by reference to our Current Report on Form 8-K filed April 8, 2014)#

10.13	Finjan Holdings, Inc. Israeli Appendix to the 2014 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2015)#

10.14	Form of Israeli Option Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 26, 2015)#

10.15
Sublease Agreement, dated January 7, 2015, between Finjan Holdings, Inc .and Tribune Media Company (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed September 11, 2013)

Exhibit Number	Exhibit Description
10.16	Confidential Patent License, Settlement and Release Agreement, dated as of November 15, 2015, by and between the Company and Avast Software s.r.o. *

10.17	Confidential Patent License, Settlement and Release Agreement, dated as of December 29, 2015, by and between the Company and a U.S.-based network security company *%

21.1	Subsidiaries of Finjan Holdings, Inc.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

101.INS	XBRL Instance Document*+

101.SCH	XBRL Taxonomy Extension Schema Document*+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+

*	Filed herewith.

%	Confidential treatment has been requested with respect to certain omitted portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

FINJAN HOLDINGS, INC.

Date:	March 25, 2016	By:	/s/ Philip Hartstein
Philip Hartstein
President & Chief Executive Officer (Principal Executive Officer)

Date:	March 25, 2016	By:	/s/ Michael Noonan
Michael Noonan
Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Philip Hartstein and Michael Noonan, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric Benhamou	Director	March 25, 2016
Eric Benhamou

/s/ Daniel Chinn	Chairman	March 25, 2016
Daniel Chinn

/s/ Glenn Daniel	Director	March 25, 2016
Glenn Daniel

/s/ Harry Kellogg	Director	March 25, 2016
Harry Kellogg

/s/ Michael Southworth	Director	March 25, 2016
Michael Southworth

/s/ Alex Rogers	Director	March 25, 2016
Alex Rogers

/s/ Gary Moore	Director	March 25, 2016
Gary Moore

/s/ Philip Hartstein	President & Chief Executive Officer	March 25, 2016
Philip Hartstein	(Principal Executive Officer)

/s/ Michael Noonan	Chief Financial Officer& Treasurer	March 25, 2016
Michael Noonan	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company, effective July 10, 2014 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed July 11, 2014)

3.2	Amended and Restated Bylaws, adopted July 10, 2014 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed July 11, 2014)

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

10.6	Employment Agreement, dated January 19, 2014, between Finjan Holdings, Inc. and Julie Mar-Spinola (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 31, 2015)#

10.7	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)#

10.8	Form of Option Award under the Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed March 14, 2014)#

10.9	Finjan Holdings, Inc. 2014 Incentive Compensation Plan, dated July 10, 2014 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.10	Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.11
Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.12	Summary of Director Compensation (incorporated by reference to our Current Report on Form 8-K filed April 8, 2014)#

10.13	Finjan Holdings, Inc. Israeli Appendix to the 2014 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2015)#

10.14	Form of Israeli Option Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 26, 2015)#

10.15
Sublease Agreement, dated January 7, 2015, by and between Finjan Holdings, Inc. and Tribune Media Company (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 24, 2014)

Exhibit Number	Exhibit Description
10.16	Confidential Patent License, Settlement and Release Agreement, dated as of November 15, 2015, by and between the Company and Avast Software s.r.o. *

10.17	Confidential Patent License, Settlement and Release Agreement, dated as of December 29, 2015, by and between the Company and a U.S.-based network security company *%

21.1	Subsidiaries of Finjan Holdings, Inc.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

101.INS	XBRL Instance Document*+

101.SCH	XBRL Taxonomy Extension Schema Document*+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+

*	Filed herewith.

%	Confidential treatment has been requested with respect to certain omitted portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

To the Audit Committee of the
Board of Directors and Shareholders
of Finjan Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Finjan Holdings, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finjan Holdings, Inc., as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
New York, NY
March 25, 2016

FINJAN HOLDINGS, INC.
Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$6,101	$17,505
Accounts receivable, net	—	2,016
Prepaid expenses and other current assets	322	112
Total current assets	6,423	19,633
Property and equipment, net	257	66
Investments	2,195	1,000
Non-current assets	325	—

Total Assets	$9,200	$20,699

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,220	$1,675
Accounts payable - related parties	17	100
Accrued expenses	450	800
Accrued income taxes	9	—
Other liabilities - current	32	—
Total current liabilities	2,728	2,575

Other liabilities - long-term	130	—

Total Liabilities	2,858	2,575

Commitments and contingencies
Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 22,640,611 and 22,448,098 shares issued and outstanding at December 31, 2015 and 2014	2	2
Additional paid-in capital	23,946	23,126
Accumulated deficit	(17,606)	(5,004)

Total Stockholders’ Equity	6,342	18,124

Total Liabilities and Stockholders’ Equity	$9,200	$20,699

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2015	2014
Revenues	$4,687	$4,998
Cost of revenues	814	800

Gross profit	3,873	4,198
Operating Expenses:
Selling, general and administrative	17,362	13,813
Research and development	391	—

Total operating expenses	17,753	13,813

Loss from operations	(13,880)	(9,615)

Other Income
Gain on settlements, net of legal costs	—	1,000
Return on Investment	1,271	—
Interest income	12	90

Total other income	1,283	1,090

Loss from continuing operations before provision for income taxes	(12,597)	(8,525)
Income tax provision	5	5
Loss from continuing operations	(12,602)	(8,530)
Discontinued Operations:
Loss from discontinued operations net of tax	—	(323)
Loss on disposal of Converted Organics net of tax	—	(1,626)
Loss from discontinued operations	—	(1,949)

Net Loss	$(12,602)	$(10,479)

Net Loss per share from continuing
operations	$(0.56)	$(0.38)
Net Loss per share from Discontinued Operations:
Net loss per share from discontinued operations	—	(0.02)
Net loss per share from disposal of Converted Organics	—	(0.07)
Net Loss per share from discontinued
operations - Basic and Diluted	—	(0.09)
Net Loss Per Share:
Basic and Diluted	$(0.56)	$(0.47)

Weighted Average Number of
Common Shares Outstanding:
Basic and Diluted	22,548,932	22,403,601

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2015 and 2014

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance - December 31, 2013	22,368,453	$2	$21,546	$5,475	$27,023
Stock based compensation expense	—	—	1,448	—	1,448
Proceeds from Exercise of stock options	79,645	—	132	—	132
Net loss	—	—	—	(10,479)	(10,479)

Balance – December 31, 2014	22,448,098	2	23,126	(5,004)	18,124
Stock based compensation expense	—	—	766	—	766
Proceeds from Exercise of stock options	192,513	—	54	—	54
Net loss	—	—	—	(12,602)	(12,602)

Balance – December 31, 2015	22,640,611	$2	$23,946	$(17,606)	$6,342

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net loss	$(12,602)	$(10,479)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on sale of subsidiary	—	1,626
Return on investment	(1,271)	—
Depreciation	50	14
Loss on disposal of assets	34	—
Stock-based compensation expense	766	1,448
Deferred tax liability related to discontinued operations	—	(39)
Changes in operating assets and liabilities:
Accounts receivable	2,016	(2,003)
Prepaid expenses and other current assets	(210)	(13)
Other non-current assets	(325)	—
Accrued expenses	(350)	518
Accounts payable	545	1,259
Accounts payable - related parties	(83)	85
Accrued income taxes	9	(4)
Other liabilities	162	—
Net assets related to discontinued operations	—	227
Net Cash Provided by discontinued operations	—	1,814

Net Cash Provided by continuing activities	—	1,304

Net Cash Used in Operating Activities	(11,259)	(7,361)

Cash Flows From Investing Activities
Purchases of additional investment	(750)	(500)
Proceeds from investment	826	—
Purchase of property and equipment	(275)	(21)
Proceeds from sale of Converted Organics	—	675

Net Cash (used in) Provided by Investing Activities	(199)	154

Cash Flows From Financing Activities
Proceeds from exercise of stock options	54	132

Net Cash Provided by Financing Activities	54	132

Net Decrease in Cash and Cash Equivalents	(11,404)	(7,075)
Cash and Cash Equivalents - Beginning	$17,505	$24,580

Cash and Cash Equivalents - Ending	$6,101	$17,505

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for income taxes	$7	$25,331

Non-cash investing and financing activities:
Distribution of investment held by investee	$445	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

ORGANIZATION

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation (formerly Converted Organics, Inc.), operates a cybersecurity business focused in four business lines: intellectual property licensing and enforcement, advisory services, mobile security application development and investing in cybersecurity technologies and intellectual property. Revenues and operations from the Company’s CybeRisk advisory services and the Company’s Finjan Mobile security business were immaterial for the year ended December 31, 2015. Licensing and enforcement of the Company's cybersecurity patent portfolio is operated, through its wholly-owned subsidiary Finjan, Inc. ("Finjan"). Finjan became a wholly owned subsidiary of Finjan Holdings in June of 2013 after a merger transaction, following which the Company began trading on the OTC Markets. The Company’s common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

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

In October 2009, FSI transferred its portfolio of intellectual property to Finjan (its wholly-owned subsidiary at the time). Thereafter, in November 2009, FSI sold certain assets, including certain of its operating subsidiaries, not including Finjan, and its sales and marketing assets to M86 Security (“M86”). Finjan also granted a fully-paid, non-exclusive patent license to M86, in consideration for which M86 issued shares of its common stock to Finjan and FSI. In connection with that transaction, and subsequent to November 2009, FSI and its remaining subsidiaries (including Finjan) ceased the development, manufacture, marketing and sale of its products, as well as research conducted through its Malicious Code Research Center as part of a confidential non-compete provision. Finjan retained ownership of its patents and all related rights. In March 2012, M86 merged with Trustwave Holdings, Inc. (“Trustwave”) through which M86’s license from Finjan was renewed with Trustwave to include an expanded scope and an extension of the non-compete for the development of software and hardware security products. In September 2015, Trustwave was acquired by Singapore Telecom (“SingTel”). Finjan’s agreement with Trustwave includes extended royalty obligations upon achievement of certain sales milestones. To date, Finjan has have not received any additional payments under the license.

In February 2013, Finjan distributed all securities it held in two unaffiliated entities to FSI, and made a payment of cash in an amount sufficient to repay and satisfy in full a pre-existing intercompany loan from FSI to Finjan. Following that distribution, the board of directors and stockholders of FSI approved the dissolution of, and a plan of liquidation for, FSI that resulted, among other things, in the distribution of Finjan's common stock to certain of FSI’s stockholders, whereby Finjan ceased to be a subsidiary of the Former Parent.

DISCONTINUED OPERATIONS

On December 4, 2014, the Company sold all its membership interest in Converted Organics, a wholly-owned subsidiary through which the Company operated its organic fertilizer business, to Converted Organics, LLC (the “CO Purchaser”). The sale was effected pursuant to a Membership Interest Purchase Agreement (the "Purchase Agreement"), dated December 4, 2014.

In accordance with the Purchase Agreement, at the closing, the CO Purchaser paid the Company $675,000 in cash. As a result of the sale of Converted Organics, the Company no longer operates an organic fertilizer business. The Company continues to operate its cybersecurity business.

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

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loss from the discontinued operations was as per the following table:

2014

Revenue	$1,300
Expenses	(1,623)
Loss from discontinued operations	(323)
Loss on disposal	(1,626)
Net Loss from discontinued operations	$(1,949)

NOTE 2 - LIQUIDITY

Based on current forecasts and assumptions, the Company believes that its cash and cash equivalents will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months from the date of filing this annual report. Such forecasts include approximately $3.7 million of licensing revenue to be received by January 13, 2017 under existing contracts. The Company may, however, encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. To insure against any such difficulties, the Company may raise additional capital to fund licensing and enforcement actions, planned research and development activities and to better solidify its financial position. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. Further, if the Company is unable to obtain additional funding on a timely basis, the Company may be required to curtail or terminate some or all of its business plans.
NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Where applicable, certain prior period amounts have been reclassified for comparative purposes to conform to the current presentation. These reclassifications have no impact on the previously reported loss.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

USE OF ESTIMATES

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles ("US GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to stock-based compensation expense, impairment of long-lived assets, the determination of the economic useful life of property and equipment, income taxes and valuation allowances against net deferred tax assets. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are demand deposits and money market accounts.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash and cash equivalents in financial institutions located in the United States and Israel. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts. As of December 31, 2015 and 2014, substantially all of the Company’s cash and cash equivalents are uninsured.

During 2015, revenues generated by the Company were derived from three license agreements that the Company entered into with third parties. Revenue for the year ended December 31, 2014 was from one license agreement, which resulted in an accounts receivable balance.

See “Note 8 - License, Settlement and Release Agreement.”

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company does not currently require any collateral for accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company did not record an allowance for doubtful accounts as of December 31, 2015 and 2014, respectfully. Bad debt expense for the years ended December 31, 2015 and 2014 was not material.

PROPERTY AND EQUIPMENT, NET

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 7 years. Leasehold improvements are amortized on the straight-line method over the shorter of the remaining lease term or the estimated useful economic lives of the related assets using the straight-line method. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

PATENTS

The Company owns or possesses licenses to use its patents. The Company’s patent costs were fully amortized prior to January 1, 2014. The costs of maintaining patents are expensed as incurred. Patents as of December 31, 2015 and 2014 are as follows:

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	(In thousands)
	2015	2014
Patents	$18,052	$18,052
Less: accumulated amortization	(18,052)	(18,052)

Total	$—	$—

INVESTMENTS

Investments in common and preferred stock in which the Company has significant influence, but less than a controlling voting interest, are accounted for using the equity method and are classified as non-current assets. Significant influence is presumed to exist when the Company holds more than 20% of the investee’s voting instruments. Other investments that are not controlled, and over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. All of the Company’s investments as of December 31, 2015 and 2014 are accounted for under the cost method.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, such as property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is estimated based on the best information available and by making necessary estimates, judgments and projections. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As of December 31, 2015, the Company has not identified any impairments.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Software development costs incurred subsequent to achievement of technological feasibility were not material, and were expensed as incurred during the years ended December 31, 2015 and 2014.

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates, and income and expenses are translated using average exchange rates during the period. Foreign currency translation gains (losses) were immaterial for the years ended December 31, 2015 and 2014.

Foreign currency transaction gains (losses) were immaterial for the years ended December 31, 2015 and 2014, and are included as general and administrative expense, in the accompanying consolidated statements of operations.

STOCK-BASED COMPENSATION

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive and consist of the following:

	December 31,
	2015	2014
Stock Options	1,510,832	1,430,559
Restricted Stock Units	408,710	374,504
Total	1,919,542	1,805,063

INCOME TAXES

The Former Parent files its consolidated income tax returns in the U.S. federal jurisdiction and has filed consolidated income tax returns in the state of California through 2010. The Former Parent’s federal income tax returns for tax years after 2010 remain subject to examination by the federal tax authorities. The Former Parent did not file separate income returns for its wholly-owned subsidiary. The Former Parent’s state income tax returns for tax years after 2010 remain subject to examination by the state tax authorities. Since 2013, the Company files consolidated income tax returns in the U.S. federal jurisdiction and is headquartered in California, formerly in New York. The federal and state income tax returns for the tax years 2013 and after remain subject to examination for federal and state taxes. The Company will be filing state income tax returns for California and New York.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. As of December 31, 2015 and 2014, an immaterial or no liability for unrecognized tax benefits was required to be reported. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses. There were no amounts accrued for penalties or interest as of, or during the years ended December 31, 2015 and 2014.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”), which amends the existing accounting standards for revenue recognition. ASU 2014-9 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products and services are transferred to customers. ASU 2014-9 will be effective for the Company beginning in its first quarter of 2018. Early adoption is permitted commencing January 1, 2017. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In February, 2015, FASB issued ASU No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for the Company beginning January 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact of adopting this new guidance.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The Company has elected to early adopt ASU 2015-17 as of the beginning of our fourth quarter ended December 31, 2015 on a prospective basis. There is no impact to the balance sheet amounts as a result of early adoption.

In February, 2016, FASB issued ASU No. 2016-02 “Leases” that requires a lessee to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The new guidance is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows (in thousands):

	For the Years Ended December 31,
	2015	2014
	(In thousands)
Office equipment leasehold improvements and furniture	$325	$84
Less accumulated depreciation	(68)	(18)
Property and equipment	$257	$66

Depreciation expense for the years ended December 31, 2015 and 2014 was approximately $50,000 and $15,000, respectively.

The Company incurred approximately $34,000 in expense for the disposal of assets held in its prior headquarters in New York.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVESTMENTS

On November 21, 2013, the Company made a $5 million commitment to invest in Jerusalem Venture Partners (“JVP Fund”). As of December 31, 2015, $3.3 million remains outstanding on this commitment. If and when the Company funds the entire amount of the investment, the investment will be less than a 10% limited partnership interest in which the Company will not be able to exercise control over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting.

On June 8, 2015, the Company received a cash distribution of $826,000 as a portion of a gross entitlement of approximately $1,271,000 from its investment in the JVP Fund. This distribution represents a portion of the gross proceeds allocated to the Company’s investment, with the remaining amount to be retained by the JVP Fund to fund future investment activities. The retained proceeds did not reduce the Company's future capital commitment to the venture capital fund.

There were no identified events or changes in circumstances that are believed to have had a significant adverse effect on the fair value of the investments as of December 31, 2015 and 2014.

The following is a summary of the Company’s investments:

Venture Capital Fund

Balance - January 1, 2014	$500
Investment made during 2014	500
Balance - December 31, 2014	1,000

Proceeds retained and reinvested in fund	445
Investment made during 2015	750
Balance - December 31, 2015	$2,195

NOTE 6 – COMMITMENTS AND CONTINGENCIES

LEASES

On September 9, 2013, the Company entered into a lease for its former corporate headquarters in New York for a period of five years beginning October 1, 2013. Under the terms of the lease, the Company owed an initial annual rent of approximately $139,000, payable in monthly installments of approximately $12,000, unless earlier terminated in accordance with the lease. As of December 31, 2015 the total future minimum lease payments to be paid under the agreement, which expires in September 2018, was $412,000. The agreement also required an initial security deposit of $69,000 which is included in other long term assets. The annual rental rate, beginning after the first year, is subject to an increase, on a cumulative basis, at a rate of 2.5% per annum compounded annually.

In May 2015, the Company entered into a sublease agreement for its former corporate headquarters in New York, NY. As of December 31, 2015 the total future minimum lease payments to be received under the sublease agreement, which expires in September 2018, was $452,000.

On March 20, 2014, the Company received the consent of the master landlord for a sublease agreement dated March 10, 2014, pursuant to which the Company subleased office space in Menlo Park, California through November 30, 2017. From the commencement date, the Company owed an initial annual rent of approximately $165,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rental rate is subject to an approximately 3.0% increase at each anniversary of the commencement date during the term. As of December 31, 2015 the total future minimum lease payments to be paid under the agreement, which expires in November 2017, was $330,000.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2015, the Company entered into a sublease agreement for its office space in Menlo Park, CA. As of December 31, 2015, the total future minimum lease payments to be received under the sub-lease agreement, which expires in November 2017, was $366,000.

On January 7, 2015, the Company entered into a sublease agreement to sublease office space in East Palo Alto, California through September, 2018 to serve as its new Company headquarters. The annual rent is approximately $425,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rent is subject to an approximate 3.0% increase at each anniversary of the commencement date during the term of the sublease agreement. The agreement also required an initial security deposit of $231,000 which is included in other long-term assets. As of December 31, 2015, the total future minimum lease payments to be paid under the agreement, which expires in September 2018, was $1,223,000.

On October 12, 2015, the Company entered into a lease agreement in Tel Aviv, Israel, through October, 2017, where it is conducting operations in support of CybeRisk. The annual rent is approximately $30,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. As of December 31, 2015, the total future minimum lease payments to be paid under the agreement, which expires in October, 2017, was $62,000.

The Company vacated the space at Menlo Park on March 31, 2015 and New York on May 31, 2015. The Company accounted for its “Cease-Use Liability” in accordance with ASC 420 “Exit or Disposal Cost Obligations”.

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of December 31, 2015 (in thousands):

Years ending December 31,
2016	$787
2017	782
2018	458
Total	$2,027

For the years ended December 31, 2015 and 2014, the rent expense was approximately $667,000 and $261,000, respectively.

Rental income for the years ended December 31, 2015 and 2014 was $132,000 and $0, respectively.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under the sublease agreements as of December 31, 2015 are as follows (in thousands):

Years ending December 31,	New York	Menlo Park	Total
2016	$160	$188	$348
2017	165	178	343
2018	127	—	127
	$452	$366	$818

NOTE 7. LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133SBA, (N.D. Cal):

Finjan filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

System. Finjan amended its Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. Finjan seeks entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered Finjan's Amended Complaint on September 3, 2013, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 2, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of U.S. Patent Nos. 7,058,822 (“the ‘822 Patent”) and 7,647,633 (“the ‘633 Patent”). Accordingly, this action is off calendar until the U.S. Patent and Trademark Office completes its administrative reexamination proceedings. On October 23, 2014, an Advisory Action was issued by the USPTO maintaining the rejections from the final Office Action and indicating that Finjan’s proposed claims amendments would not be entered.  On December 8, 2014, Finjan: (1) filed a petition to the Director of the Central Reexamination Unit (CRU) under 37 CFR 1.181 challenging the Examiner’s failure to enter the amendments and requesting entry; and (2) a notice of appeal to the Patent Trial and Appeal Board. Finjan filed its appeal brief on February 8, 2015, and the Appeal was docketed at the PTAB and assigned Appeal No. 2015-006304. An oral hearing before the PTAB took place on November 3, 2015. On November 30, 2015, pursuant to the Court’s Order Granting Motion to Stay Pending Reexamination, the parties filed a joint status report regarding the status of reexamination proceedings of the ‘822 and ‘633 Patents. On December 30, 2015, the PTAB issued a decision reversing the Examiner’s rejection of claims 1-8 and 16-27 and the patent received an Ex Parte Reexamination Certificate numbered 10815 with no changes from the original patented claims. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:13-cv-03999-BLF, (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,333 patents. The principal parties in this proceeding are Finjan and Blue Coat. This action is before the Honorable Judge Beth Labson Freeman. The Court held a claim construction, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844, 7,058,822, 7,418,731, and 7,647,633, on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118.  Trial for this action took place from July 20, 2015 through August 4, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan approximately $39.5 million in damages as reasonable royalties for Blue Coat's infringement. On September 9, 2015, the Court held a bench trial on non-jury legal issues, and issued findings of fact and conclusions of law on November 20, 2015. On November 20, 2015, the Court entered Judgment in favor of Finjan. Finjan has not received any revenue from Blue Coat with respect to this lawsuit.
There can be no assurance that Finjan will be successful in collecting the full amount of the jury award or otherwise in settling or litigating these claims.

Finjan, Inc. v. Proofpoint, and Armorize Technologies, Inc., Case 3:13-cv-05808-HSG (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Proofpoint, Inc. and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court for the Northern District of California on December 16, 2013, asserting that Proofpoint and Armorize collectively and separately are directly and indirectly infringing one or more claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Proofpoint Enterprise Protection, Proofpoint’s Malvertising Protection, Proofpoint’s Safelmpressions, Proofpoint’s Targeted Attack Protection, Proofpoint Essentials, Proofpoint Protection Server, Proofpoint Messaging Security Gateway, HackAlert Anti-Malware, Codesecure, SmartWAF, Safelmpressions, and Malvertising Protection. The principal parties in this proceeding are Finjan, Proofpoint, and Armorize. Finjan seeks entry of judgment that Proofpoint and Armorize have infringed and are infringing the above-listed patents, a judgment that they have induced infringement of U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, a preliminary and permanent injunction from infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  A claim construction or Markman Hearing was heard on June 24, 2015, and the Court issued a Claim Construction Order on December 3, 2015. A

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pretrial conference is scheduled for May 10, 2016, and a trial date is scheduled for June 13, 2016. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Sophos Inc., Case 3:14-cv-01197-WHO (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Sophos Inc. in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, and 8,141,154.  Finjan amended the Complaint on April 8, 2014, to add U.S. Patent Nos. 8,677,494 and 8,566,580 to the list of asserted patents.   Finjan asserts infringement against Sophos through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to End User Protection Suites, Endpoint Antivirus, Endpoint Antivirus - Cloud, Sophos Cloud, Unified Threat Management, Next-Gen Firewall, Secure Web Gateway, Secure Email Gateway, Web Application Firewall, Network Storage Antivirus, Virtualization Security, SharePoint Security, Secure VPN, Secure Wi-Fi and Server Security.  The principal parties in this proceeding are Finjan and Sophos.  This action is before the Honorable William H. Orrick.  Finjan seeks entry of judgment that Sophos has infringed and is infringing the above-listed patents, a judgment that Sophos has induced infringement of U.S. Patent Nos. 6,804,780, 7,613,918, 7,613,926, 7,757,289, 6,154,844, and 8,667,494, a judgment that Sophos has contributorily infringed U.S. Patent No. 8,566,580, a preliminary and permanent injunction from infringing, inducing, or contributorily infringing the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Sophos filed its Answer to Finjan’s First Amended Complaint on May 9, 2014. Both parties demanded a jury trial. Sophos filed its Amended Answer to the Complaint on May 30, 2014. Mediation pursuant to the Court's ADR Program occurred on January 13, 2015 and it has not yet resulted in resolution between the parties. Further, a Technology Tutorial took place in this matter on February 9, 2015.  A claim construction or Markman Hearing occurred on February 13, 2015.  The Court entered its Markman Order entitled “Claim Construction Order” on March 2, 2015, which is available on PACER (www.pacer.gov), as Docket No. 73.  On April 9, 2015, Finjan filed a Second Amended Complaint that included a certificate of correction for the ‘154 Patent. On November 17, 2015, Finjan filed a Third Amended Complaint to add claims of Sophos’s willful infringement. Sophos filed an Answer to Finjan’s Third Amended Complaint on December 4, 2015. Currently, a pretrial conference is scheduled for August 8, 2016, and a trial date is scheduled for September 6, 2016.  There can be no assurance that Finjan will be successful in settling or litigating these claims.
Finjan, Inc. v. Symantec Corporation., Case 3:14-cv-02998-HSG (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Symantec Corporation in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. Finjan amended the Complaint on September 11, 2014 to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494 (collectively the "asserted patents").  The accused products and services include Symantec Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, Safe-Web Lite, Norton Safe Web, Messaging Gateway, Messaging Gateway for Service Providers, Messaging Gateway Small Business Edition Managed Security Services-Advance Threat Protection, Advanced Threat Protection Solution, Symantec Protection Engine for Cloud Services, Symantec Protection Engine for Network Attached Storage, Symantec Mail Security for Domino, Symantec Mail Security for Microsoft Exchange, Symantec Scan Engine for Windows, Web Security.cloud, Email Security.cloud, AntiVirus/Filtering for Domino, AntiVirus for Linux, Mail Security for SMTP, Scan Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Linux/Solaris, Protection Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Windows, Web Gateway and Norton Security.  The principal parties in this proceeding are Finjan and Symantec. Finjan seeks entry of judgment that Symantec has infringed and is infringing the asserted patents, has contributorily infringed and is contributorily infringing U.S. Patent No. 8,015,182, and has induced infringement, and/or is inducing infringement of U.S. Patent Nos. 6,154,844, 7,613,926, 7,756,996, 7,757,289, 7,930,299, and 8,677,494, a preliminary and permanent injunction from infringing, contributorily infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Symantec answered the Amended Complaint on September 25, 2014, by denying Finjan’s allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112.  Symantec filed an Amended Answer on October 31, 2014, removing its Fourteenth Affirmative Defense of unenforceability. Both parties have demanded a jury trial.  This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  A claim construction or Markman Hearing was heard on June 29, 2015. On July 3, 2015, Symantec filed petitions for Inter Partes Review (“IPR”) before the Patent Trial and Appeal Board (“PTAB”) for all asserted claims of U.S. Patent Nos. 8,015,182, 8,141,154, 7,757,289, 7,930,299, and 7,756,996. On September 10, 2015, Symantec filed a total of 11 IPR petitions for all asserted claims of asserted patents. On August 20, 2015, Symantec filed a motion to stay

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the case pending completion of these eight IPR petitions. The motion was heard on October 1, 2015 and on October 9, 2015, the Court stayed the case pending the PTAB’s decision on whether to institute IPR of the claims that are the subject of Symantec’s petitions. On January 14, 2016, the PTAB denied institution of six IPRs of five asserted patents. On January 21, 2016, the parties filed a joint status report giving the Court an update regarding the status of the IPR petitions. On February 26, 2016 the PTAB denied institution of an additional two IPRs filed on separate patents, denying a total of eight petitions as of February 26, 2016. On March 11, 2016 the PTAB denied two more IPR's on patents against Symantec, denying a total of 10 petitions to date. On March 18, 2016, the PTAB granted institution on the 11th Petition by Symantec, relating to the ‘494 Patent (IPR2015-01892). There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Palo Alto Networks, Inc., Case 3:14-cv-04908 EMC (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to  Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection. Palo Alto Networks failed to timely respond to the Complaint and Finjan submitted an application for Entry of Default.  On Palo Alto Networks’ request, Finjan stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan and Palo Alto Networks. Finjan seeks entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  On October 8, 2015, the Honorable Edward M. Chen recused himself from the case and requested the case be reassigned to another judge. Also on October 8, 2015, the case was reassigned to the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. On September 25, 2015, Palo Alto Networks filed a petition for IPR before the PTAB of U.S. Patent No. 8,141,154. On September 30, 2015, Palo Alto Networks filed petitions for IPR of U.S. Patent Nos. 7,058,822, 7,418,731, 7,647,633 and 8,225,408. On November 4, 2015, Palo Alto Networks filed a IPR petition of U.S. Patent Nos. 7,613,926. On November 5, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,965,968 and 8,141,154. On November 6, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,804,780, 7,613,918, 8,225,408 and 8,667,494. On December 10, 2015, the matter was stayed pending a decision by the PTAB on whether to institute IPR of Finjan's claims of its ten patents asserted against Palo Alto Networks. The parties will file a joint status report within seven (7) days of the USPTO’s decision concerning whether to continue or lift the stay. There can be no assurance that Finjan will be successful in settling or litigating these claims.
Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:15-cv-03295-BLF (N.D. Cal.):
Finjan filed a second patent infringement lawsuit against Blue Coat Systems, Inc. in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. Finjan seeks entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat filed its Answer to the Complaint with Jury Demand and Counterclaim with Jury Demand against Finjan on September 8, 2015. On September 29, 2015, Finjan filed its Answer to Blue Coat’s Counterclaim. This second Blue Coat action is also assigned to the Honorable Beth Labson Freeman. A Case Management Conference (CMC) was held on December 17, 2015. Blue Coat filed a Motion to Stay the case pending final resolution of Case 5:13-cv-03999-BLF, and Motions for Joinder of several Petitions for IPR on five of seven asserted patents, and Ex Parte Reexamination requests for two asserted patents, filed previously by other defendants. A claim construction tutorial is scheduled for December 2, 2016, and a claim construction hearing is scheduled for December 9, 2016. A pretrial conference is scheduled for October 5, 2017, and trial is scheduled for October 30, 2017. On March 1, 2016 Finjan filed an amended Complaint to add existing Finjan patent 9,141,786 and two newly issued Finjan patents 9,189,621 (issued November

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17, 2015) and 9,219,755 (issued December 22, 2015). There can be no assurance that Finjan will be successful in settling or litigating these claims.

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
A third third-party request for Ex Parte Reexamination of Claims 17 and 24 of U.S. Patent No. 8,079,086 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,654. The reexamination request is currently awaiting USPTO action.
U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1-7 and 28-33 of U.S. Patent No. 7,647,633 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,016. The request for reexamination was granted and a non-final Office Action was mailed November 19, 2013. The non-final Office Action included rejections of Claims 1-7 and 28-33 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on February 19, 2014. The response to non-final Office Action included arguments and a supporting declaration by Finjan showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. Additionally, a renewed petition to accept an unintentionally delayed priority claim was also submitted and the petition was granted on January 23, 2015.  An updated filing receipt reflecting the priority claim was issued. A final Office Action was issued May 22, 2015, and a Notice of Appeal was filed by Finjan on May 22, 2015. Finjan’s appeal brief was filed August 24, 2015, appealing the rejections of Claims 1-7, 28-33 and 42-52. An Examiner’s Answer was received on December 18, 2015. Finjan filed its Reply Brief requesting reversal of the rejections and a Request for Oral Hearing February 18, 2016. There can be no assurance that Finjan will be successful in rebutting the patentability challenge to Claims 1-7 and 28-33 (original claims) or added Claims 42-52 before the USPTO.
A second third-party request for Ex Parte Reexamination of Claims 8 and 12 of U.S. Patent No. 7,647,633 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,652. The reexamination request is currently awaiting USPTO action. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.
U.S. Patent No. 7,058,822 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1-8 and 16-27 of U.S. Patent No. 7,058,822 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,017. The request for reexamination was granted and a non-final Office Action was mailed December 6, 2013. The non-final Office Action included rejections of Claims 1-8 and 16-27 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on March 6, 2014. A final Office Action was mailed on September 8, 2014 and a response thereto was filed on October 8, 2014, which included proposed claims amendments and arguments rebutting the various prior rejections. On October 23, 2014, an Advisory Action was issued by the Patent Office maintaining the rejections from the final Office Action and indicating that Finjan’s proposed claims amendments would not be entered.  On December 8, 2014, Finjan: (1) filed a petition to the Director of the Central Reexamination Unit (CRU) under 37 CFR 1.181 challenging the Examiner’s failure to enter the amendments and requesting entry; and (2) a notice of appeal to the Patent Trial and Appeal Board. Finjan filed an appeal brief on February 8, 2015.  The Examiner filed a brief on March 30, 2015.  Finjan filed a Reply

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brief and a Request for Oral Hearing on June 1, 2015, and the Appeal was docketed at the PTAB and assigned Appeal No. 2015-006304. An oral hearing before the PTAB took place on November 3, 2015. On December 30, 2015, the PTAB issue a decision reversing the Examiner’s rejection of Claims 1-8 and 16-27. On February 16, 2016, an Ex Parte Reexamination Certificate (Certificate No. US 7,058,822 C1) was issued to Finjan by the USPTO. Finjan was granted U.S. Patent No. 9,141,786 containing additional claims on September 22, 2015. A Track 1 (accelerated examination) continuation application was filed on November 16, 2015, seeking yet additional claim coverage. There can be no assurance that Finjan will be successful in securing added claims 37 and 40 before the USPTO.

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

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):
A third-party request for Inter Partes Reexamination of all Claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. Finjan filed a response to non-final Office Action and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. Finjan responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. Symantec responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, Finjan filed a Notice of Appeal of the rejection of Claims 1-55 followed by an Appeal Brief on September 2, 2014.  The Requester Symantec filed a respondent brief on October 2, 2014.  The Examiner filed a brief on March 25, 2015.  Finjan filed a Rebuttal Brief on April 27, 2015 and a Request for Oral Hearing on May 26, 2015. The Rebuttal Brief maintained Finjan’s request to review the rejections of Claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54. Claims 1, 5, 6, 12, 15, 21, 33, 37, 38, 45, 52 and 55 were withdrawn from appeal in view the final invalidity decision issued on September 15, 2014 by the Federal Circuit. The Appeal was forwarded to the PTAB in accordance with the Notice mailed June 2, 2015. Finjan also sought examination of additional claims through multiple Track I expedited continuation applications. Finjan was granted U.S. Patent Nos. 9,189,621 and 9,291,755 containing those additional claims on November 17, 2015 and December 22, 2015, respectively. Oral argument was heard on February 17, 1016 and a decision is pending. Oral argument was heard on February 17, 1016 and a decision is pending. There can be no assurance that Finjan will be successful in rebutting the patentability challenge to Claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54 before the USPTO.

Inter Partes Review Proceedings:
As defined by the USPTO, Inter Partes Review (IPR) is a trial proceeding conducted at the Patent and Trial and Appeal Board (PTAB or Board) to review the patentability of one or more claims in a patent only on a ground that could be raised under §§ 102 or 103, and only on the basis of prior art consisting of patents or printed publications. For first-inventor-to-file patents IPR process begins with a third party (a person who is not the owner of the patent) filing a petition after the later of either: (1) nine months after the grant of the patent or issuance of a reissue patent; or (2) if a post grant review is instituted, the termination of the post grant review. These deadlines do not apply to first-to-invent patents. The patent owner may file a preliminary response to the petition. An IPR may be instituted upon a showing that there is a reasonable likelihood that the petitioner would prevail with respect to at least one claim challenged. If the proceeding is instituted and not dismissed, a final determination by the Board will be issued within one year (extendable for good cause by six months). The procedure for conducting IPR took effect on September 16, 2012, and applies to any patent issued before, on, or after September 16, 2012.
U.S. Patent No. 7,613,926 (the “’926 Patent”)
On March 19, 2015, Sophos, Inc. filed a petition for IPR of U.S. Patent No. 7,613,926 (IPR2015-00907).  Finjan filed a Patent Owner’s Preliminary Response (POPR) to the petition on June 26, 2015.  The PTAB denied Sophos’ petition to institute the IPR proceeding on the ‘926 Patent on September 24, 2015. On October 26, 2015, Sophos filed a Request for Rehearing, and on December 4, 2015, the PTAB denied Sophos’ Request for Rehearing.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On April 8, 2015, Sophos, Inc. filed a petition for IPR of U.S. Patent No. 8,677,494 (IPR2015-01022).  Finjan filed a POPR to the petition on July 15, 2015. The PTAB denied Sophos’ petition to institute the IPR proceeding on the ‘494 Patent on September 24, 2015. On October 26, 2015, Sophos filed a Request for Rehearing, and on January 28, 2016, the PTAB denied Sophos’ Request for Rehearing.

U.S. Patent No. 7,756,996 (the “’996 Patent”)
On July 3, 2015, Symantec Corporation filed two (2) separate petitions for IPR of U.S. Patent No. 7,756,996 (IPR2015-01545/01546). Finjan filed POPRs to the petitions October 19, 2015. The PTAB denied both of Symantec’s petitions to institute IPR proceedings on the ‘996 Patent on January 14, 2016.
U.S. Patent No. 7,757,289 (the “’289 Patent”)
On July 3, 2015, Symantec Corporation filed a petition for IPR of U.S. Patent No. 7,757,289 (IPR2015-01552). Finjan filed a POPR to the petition on October 19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings on the ‘289 Patent on January 14, 2016.
U.S. Patent No. 7,930,299 (the “’299 Patent”)
On July 3, 2015, Symantec Corporation filed a petition for IPR of U.S. Patent No. 7,930,299 (IPR2015-01549).  Finjan filed a POPR to the petition October 20, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings on the ‘299 Patent on January 14, 2016.
U.S. Patent No. 8,015,182 (the “’182 Patent”)
On July 3, 2015, Symantec Corporation filed a petition for IPR of U.S. Patent No. 8,015,182 (IPR2015-01548).  Finjan filed a POPR to the petition on October 20, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings on the ‘182 Patent on January 14, 2016.
U.S. Patent No. 8,141,154 (the “’154 Patent”)
On July 3, 2015, Symantec Corporation filed a petition for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547).  Finjan filed a POPR to the petition on October 19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings on the ‘154 Patent on January 14, 2016.
U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 10, 2015, Symantec Corporation filed two (2) separate petitions for IPR of U.S. Patent No. 8,677,494 (IPR2015-01892/01897). Finjan filed POPRs to the petitions on December 28, 2015. With respect to IPR 2015-01897, the PTAB denied institution of IPR proceedings on the ‘494 Patent on February 26, 2016. On March 18, 2016, the PTAB granted institution of IPR proceedings on the ‘494 Patent (IPR2015-01892).
U.S. Patent No. 6,154,844 (the “’844 Patent”)
On September 10, 2015, Symantec Corporation filed a petition for IPR of U.S. Patent No. 6,154,844 (IPR2015-01894). Finjan filed a POPR to the petition on December 17, 2015. The PTAB denied institution of IPR proceedings on the ‘844 Patent on March 11, 2016.
U.S. Patent No. 7,613,926 (the “’926 Patent”)
On September 10, 2015, Symantec Corporation filed two (2) separate petitions for IPR of U.S. Patent No. 7,613,926 (IPR2015-01893/01895). Finjan filed POPRs to the petitions on December 17, 2015. With respect to IPR2015-01895, the PTAB denied institution of IPR proceedings on the ‘926 Patent on February 26, 1016. With respect to IPR2015-01893, the PTAB denied institution of IPR proceedings on the ‘926 Patent on March 11, 2016.
U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01979; IPR2016-00151). Finjan filed POPRs to the petitions on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. With respect to IPR2016-00151 on the ‘154 Patent, the PTAB’s decision is pending.
U.S. Patent No. 7,647,633 (the “’633 Patent”)
On September 30, 2015, Palo Alto Networks, Inc. filed a petition for IPR of U.S. Patent No. 7,647,633 (IPR2015-01974). Finjan filed a POPR to the petition on January 7, 2016. The PTAB’s decision on the petition is pending.

U.S. Patent No. 7,058,822 (the “’822 Patent”)

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,058,822 (IPR2015-01999). Finjan filed a POPR to the petition on January 6, 2016. The PTAB’s decision on the petition is pending.

U.S. Patent No. 7,418,731 (the “’731 Patent”)
On September 30, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,418,731 (IPR2015-02000). Finjan filed a POPR to the petition on January 8, 2016. The PTAB denied institution of IPR proceedings on the ‘731 Patent on March 23, 2016.

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed POPRs to the petitions on January 6, 2016. The PTAB’s decisions on the petitions are pending.

U.S. Patent No. 7,613,926 (the “’926 Patent”)
On November 4, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,613,926 (IPR 2016-00145). Finjan filed a POPR to the petition on February 17, 2016. The PTAB’s decisions on the petitions are pending.

U.S. Patent No. 6,965,968 (the “’968 Patent”)
On November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 6,965,968 (IPR 2016-00149, IPR2016-00150). Finjan filed POPRs to the petitions on February 17, 2016. The PTAB’s decisions on the petitions are pending.

U.S. Patent No. 6,804,780 (the “’780 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 6,804,780 (IPR 2016-00165). Finjan filed a POPR to the petition on February 17, 2016. The PTAB’s decisions on the petitions are pending.

U.S. Patent No. 7,613,918 (the “’918 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,613,918 (IPR 2016-00164). Finjan filed a POPR to the petition on February 17, 2016. The PTAB’s decisions on the petitions are pending.

U.S. Patent No. 8,677,494 (the “494 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the petition on February 17, 2016. The PTAB’s decisions on the petitions are pending.

U.S. Patent No. 6,965,968 (the “’968 Patent”)
On January 19, 2016, Blue Coat Systems, Inc. filed two Petitions for IPR of U.S. Patent No. 6,965,968 (“the ‘968 Patent”) (IPR2016-00478; IPR2016-00479) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘968 Patent (IPR2015-00149; IPR2015-00150). The PTAB’s decision on the Motion for Joinder and Petitions are pending.

U.S. Patent No. 7,647,633 (the “’633 Patent”)
On January 20, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (“the ‘633 Patent”) (IPR2016-00480) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘633 Patent (IPR2015-01974). The PTAB’s decision on the Motion for Joinder and Petition are pending.

U.S. Patent No. 7,418,731 (the “’731 Patent”)
On January 21, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,418,731 (“the ‘731 Patent”) (IPR2016-00493) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘731 Patent (IPR2015-0200). The PTAB’s decision on the Motion and Petition are pending.

U.S. Patent No. 6,804,780 (the “’780 Patent”)
On January 21, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 6,804,780 (“the ‘780 Patent”) (IPR2016-00492) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘780 Patent (IPR2016-00165). The PTAB’s decision on the Motion and Petition are pending.

U.S. Patent No. 6,154,844 (the “’844 Patent”)
On January 25, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 6,154,844 (“the ‘844 Patent”) (IPR2016-00498) and a Motion for Joinder to Symantec Corp.’s Petition for IPR of the ‘844 Patent (IPR2015-01894). The PTAB’s decision on the Motion and Petition are pending.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Except for the foregoing disclosures, Finjan is not presently aware of any other material pending legal proceedings, to which Finjan or any of its subsidiaries are a party or of which any of its property is the subject.

Litigation, including patent litigation, is inherently subject to uncertainties. As such, there can be no assurance that Finjan will be successful in litigating and/or settling any of these claims.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On December 30, 2015, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (“December 30, 2015 License”), effective December 29, 2015, with a United States-based third party (“Licensee”). The December 30, 2015 License provides for Licensee to pay Finjan the sum of $3.65 million in cash, in which $1.0 million was received on December 30, 2015, $1.65 million is payable on or before July 1, 2016, and $1.0 million is payable on or before September 30, 2016. The Company recognized $1.0 million of the $3.65 million license as revenues as of December 31, 2015, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 3. The remaining balance of $2.65 million under the terms of the December 30, 2015 License will be recognized as revenues when the payments are due. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant Licensee a non-exclusive, irrevocable (except in the case of non-payment by Licensee or other material breach), worldwide license under Finjan Patents during the Term as specified in the December 30, 2015 License.

On November 15, 2015, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (“November 15, 2015 License”), effective November 15, 2015, with a European-based third-party (“European Licensee”). The November 15, 2015 License provides for European Licensee to pay Finjan the sum of $2.975 million in cash on or before 14 days after the Effective date, which was received on November 27, 2015. Finjan recognized all of the $2.975 million license as revenues as of December 31, 2015, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 3. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant European Licensee a non-exclusive, perpetual, worldwide, fully-paid up irrevocable (except in the case of non-payment by European Licensee or other material breach) license to Finjan Patent Rights as specified in the November 15, 2015 License.

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement (the “April 7, 2015 License”), effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The April 7, 2015 License provides for F-Secure to pay Finjan the sum of $1.0 million in cash, of which $700,000 was received on April 22, 2015 and $300,000 is payable on or before March 31, 2016.  The Company recognized $700,000 of the $1.0 million license as revenues as of September 30, 2015, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 3. The remaining balance of $300,000 under the terms of the April 7, 2015 License will be recognized as revenues when the payments are due. The April 7, 2015 License also provides for the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues (the “F-Secure Patents”). The Company has not yet determined if these patents fit into its business model, therefore any value of these patents would be limited to their cost which would be their filing fees, an immaterial amount. As such, the Company has concluded that their value is de minimis. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid, non-exclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

On September 24, 2014, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (the “September 24, 2014 License”) with Websense, Inc. (“Websense”) against whom Finjan had filed a patent infringement lawsuit.  Pursuant to this September 24, 2014 License, Websense and Finjan also agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement. Under the September 24, 2014 License, Websense will pay Finjan a license fee of $8.0 million payable in four installments.  The first installment of $3.0 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2.0 million was received on January 16, 2015, the third installment of $2.0 million was payable on or before January 15, 2016, and received on January 14, 2016. The fourth and final installment of $1.0 million is payable on or before January 13, 2017.  The Company recognized approximately $5.0 million of the $8.0 million license as revenues during 2014. The remaining balance of $3.0 million under the terms of the September 24, 2014 License will be recognized as revenues when the payments are due. Each party also agreed to bear its own legal fees and costs. The Company recognized $0.8 million of legal fees related to this settlement as cost of revenues.  At December 31, 2014, the second installment of $2.0 million was recognized as revenue and accounts receivable, which was received on January 16, 2015. The January 2016 payment was recognized as revenue in 2016.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

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

NOTE 10 – STOCK-BASED COMPENSATION

Upon shareholder approval of the 2014 Plan, the 2013 Global Share Option Plan and Israeli Sub-Plan were terminated, other than respect to the 1,489,532 shares of common stock underlying options outstanding under such plan.

The Company shareholders approved the 2014 Plan at the annual meeting of stockholders held July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance.

Upon shareholder approval of the 2014 Plan, during 2014, the Company issued a total of 374,504 RSU's and options to purchase an aggregate of 25,000 share of our common stock that had been previously approved by the Board and the Compensation Committee, subject to stockholder approval of the 2014 Plan, to certain employees and non-executive directors.

During 2015 the Company granted an aggregate of 182,500 options to purchase shares of our common stock to certain employees in connection with their employment with the Company. In addition, the Company granted an aggregate of 240,000 shares of RSU's, of which 200,000 were granted to CEO Philip Hartstein and the remainder to certain employees in connection with their employment with the Company.

As of December 31, 2015, the remaining number of shares available for issuance under the 2014 Plan is 1,536,670.

Total stock-based compensation for stock options and restricted stock awards, of $0.8 million and $1.4 million was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2015 and 2014, respectively. The stock-based compensation expense is for options and restricted stock awards granted to certain employees, consultants, and members of the Board of Directors.

STOCK OPTIONS

The following is a summary of stock option activity during the years ended December 31, 2015 and 2014:

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (thousands)

Outstanding – December 31, 2013	1,625,476	$1.76
Options granted	25,000	5.68
Options exercised	79,645	1.66
Options forfeited	140,272	—
Options expired	—	—

Outstanding – December 31, 2014	1,430,559	$1.84
Options granted	182,500	1.47
Options exercised	32,227	2.09
Options forfeited	70,000	2.61
Options expired	—	—

Outstanding – December 31, 2015	1,510,832	$1.63	7.13	$—

Exercisable – December 31, 2015	1,198,204	$1.63	6.73	$—
Exercisable – December 31, 2014	945,012	$1.66	9.38	$974

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2015 and 2014, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows,

	2015		2014
	Employee Grants	Non-Employee Grants	Employee Grants	Non-Employee Grants
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	90.99%	61.10%	50.70%	57.78%
Expected term (in years)	6	6	5	10
Risk-free rate	1.49%	0.71%	1.00%	2.90%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average grant date fair value per share	$1.47	$1.44	$0.82	$0.84

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

As of December 31, 2015, total compensation cost not yet recognized related to unvested stock options was approximately $0.3 million, which is expected to be recognized over a weighted-average period of 8.7 years.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTRICTED STOCK UNITS

The following is a summary of non-vested RSUs award activity for the year ended December 31, 2015 and 2014:

	2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested	374,504	$5.08	—	$—
Shares granted	240,000	2.29	374,504	5.08
Shares vested	160,286	1.58	—	—
Shares forfeited	45,508	4.10	—	—

Non-vested	408,710	$2.66	374,504	$5.08

The Company estimates the fair value of the granted shares using the market price of the Company’s stock price at the grant date. For the years ended December 31, 2015 and 2014, the Company recognized $509,000 and 229,000, respectively of stock-based compensation expense related to the RSUs.

NOTE 11 – OTHER INCOME

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

NOTE 12 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which an executive of Finjan and member of the Company’s board is a member. The Company incurred approximately $227,781 and $258,000 in legal fees to the firm during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014 the Company had balances due to this firm amounting to approximately $13,000 and $100,000, respectively.

The Company obtains social media and investor related services from a firm in which the Company’s Chief Financial Officer holds a 50% interest.  The Company incurred approximately $80,000 in fees to the firm during the twelve months ended December 31, 2015, and nil during the twelve months ended December 31, 2014. As of December 31, 2015 and December 31, 2014, the Company has balances due to this firm amounting to $4,000 and $0, respectively.

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAX

The domestic and foreign components of loss before income taxes from continuing operations for the years ended December 31, 2015 and 2014 are as follows

	For the Years Ended December 31,
	2015	2014
		(in thousands)

Domestic	$(11,996)	$(8,525)
Foreign	(601)	—

	$(12,597)	$(8,525)

The provisions for income tax for the years ended December 31, 2015 and 2014, consist of the following:

	For the Years Ended December 31,
	2015	2014
		(in thousands)
Federal:
Current	$—	$—
Deferred	(3,868)	(3,045)

State:
Current	5	5
Deferred	488	(738)

Foreign:
Current	—	—
Deferred	(159)	—

	(3,534)	(3,778)

Change in valuation allowance	3,539	3,783
Income tax provision	$5	$5

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Years Ended December 31,
	2015	2014
U.S. Federal statutory rate	34%	34%
State rate, net of federal benefit	1.3%	5.8%
Permanent differences:
Benefit of NOL carry back	0%	0%
Other	(1.5)%	(0.1)%
Change in valuation allowance	(33.9)%	(39.8)%
Income tax provision	(0.1)%	(0.1)%

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The approximate tax effects of temporary differences, which give rise to significant deferred tax assets and liabilities, are as follows:

	As of December 31,
	2015	2014
Deferred tax assets
Net operating losses	$9,666	$5,050
Stock-based compensation	890	984
Intangible assets	3,752	4,718
Other	50	67
Total deferred tax assets	14,358	10,819
Valuation allowance	(14,358)	(10,819)
Deferred tax asset, net of valuation allowance	—	—
Net deferred tax liability	$—	$—

As of December 31, 2015 and 2014, the Company had NOL carryforwards of approximately $25.5 million and $12.7 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2026.

The valuation allowance associated with discontinued operations which are not reflected in the above table are approximately $418,000 and $418,000 for the years ended December 31, 2015 and 2014 respectively.

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets in excess of the deferred tax liabilities for each period, since it is more likely than not that the deferred tax assets will not be realized. The change in valuation allowance for the years ended December 31, 2015 and 2014, is $3.5 million and $3.8 million, respectively.