Form 10-Q
period 2016-03-31
FINJAN HOLDINGS, INC.
filed 2016-05-09
CIK 1366340

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

As of May 6, 2016, 22,757,752 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

Exhibit Index

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Information

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)
	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,062	$6,101
Prepaid expenses and other current assets	284	322
Total current assets	5,346	6,423

Property and equipment, net	243	257
Investment	2,195	2,195
Other long-term assets	325	325
Total assets	$8,109	$9,200
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,181	$2,220
Accounts payable - related parties	21	17
Accrued expenses	446	450
Accrued income taxes	9	9
Other liabilities, current	—	32
Total current liabilities	2,657	2,728
Other liabilities, non-current	131	130
Total liabilities	2,788	2,858
Commitments and contingencies (Note 3)

Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 22,721,264 and 22,640,611 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	24,088	23,946
Accumulated deficit	(18,769)	(17,606)
Total stockholders' equity	5,321	6,342
Total liabilities and stockholders' equity	$8,109	$9,200

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amount)
(Unaudited)
	Three Months Ended March 31,
	2016	2015
Revenues	$2,320	$—
Cost of revenues	—	—
Gross profit	2,320	—
Research and development	51	—
Selling, general and administrative expenses	3,433	4,205
Loss from operations	(1,164)	(4,205)
Interest income	1	9
Other income (expense), net	—	(1)
Loss before income taxes	(1,163)	(4,197)
Provision for income taxes	—	5
Net loss	$(1,163)	$(4,202)

Net loss per share, basic and diluted	$(0.05)	$(0.19)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	22,708,699	22,408,608

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss from operations	$(1,163)	$(4,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	7
Stock-based compensation	142	355
Changes in operating assets and liabilities:
Accounts receivable	—	1,961
Prepaid expenses and other current assets	38	47
Other long-term assets - related to lease	—	(231)
Accrued expenses	(4)	42
Accounts payable	(39)	(348)
Accounts payable - related parties	4	(82)
Other liabilities	(31)	—
Accrued income taxes	—	8
Net cash used in operating activities	(1,039)	(2,443)

Cash flows from investing activities:
Purchases of property and equipment	—	(77)
Net cash used in investing activities	—	(77)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	20
Net cash provided by financing activities	—	20
Net decrease in cash and cash equivalents	(1,039)	(2,500)
Cash and cash equivalents - beginning	6,101	17,505
Cash and cash equivalents - ending	$5,062	$15,005

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Finjan Holdings, Inc., a Delaware corporation (the “Company” or “Finjan Holdings”), is a cybersecurity company focused on licensing and enforcement, providing consulting services, developing mobile security applications and investing in cybersecurity technologies and intellectual property.  Licensing and enforcement of its cybersecurity technology patent portfolio is operated by its wholly-owned subsidiary Finjan, Inc. (“Finjan”).  The consulting services business is operated by its wholly-owned subsidiary, CybeRisk Security Solutions LLC ("CybeRisk"), and the mobile security business is operated by its wholly owned subsidiary Finjan Mobile, Inc., ("Finjan Mobile"). Revenues and operations from the Company's CybeRisk advisory services and the Company's Finjan Mobile security business were deemed immaterial for the quarters ended March 31, 2016 and 2015.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The December 31, 2015 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2015 which were included in the annual report on Form 10-K filed by the Company on March 25, 2016.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the year ending December 31, 2016, or any other interim or future periods.

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

LIQUIDITY CONCERNS

Based on current forecasts and assumptions, the Company believes that its cash and cash equivalents will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months from the date of filing this quarterly report. Such forecasts include approximately $3.7 million of licensing revenue to be received by January 13, 2017 under existing contracts. The Company may, however, encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. To insure against any such difficulties, the Company may raise additional capital to fund licensing and enforcement actions, planned research and development activities and to better solidify its financial position. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. Further, if the Company is unable to obtain additional funding on a timely basis, the Company may be required to curtail or terminate some or all of its business plans.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the periods. Software development costs expensed during the period reported were deemed immaterial.

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates, and income and expenses are translated using average exchange rates during the period. The resulting foreign currency translation adjustments were deemed immaterial for the period presented.

Gains and losses from foreign currency transactions are included in other income (expense), net in the accompanying condensed consolidated statements of operations. Foreign currency transaction gains (losses) were immaterial for the period presented, and are included as general and administrative expense, in the accompanying condensed consolidated financial statements.

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all of its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of March 31, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents are uninsured.

NET LOSS PER COMMON SHARE

Basic net loss per common share is based upon the weighted-average number of common shares outstanding. Diluted net loss per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding.

Potentially dilutive common shares from employee equity plans are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive and consist of the following:

	Three Months Ended March 31,
	2016	2015
Stock options	1,518,331	1,390,832
Restricted Stock Units	308,057	515,472
Total	1,826,388	1,906,304

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In February, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance became effective beginning January 1, 2016 and did not have a material impact on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2014-15 “Disclosure of Uncertainties about an Entity's Ability to continue as a Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

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

In March 2016, FASB issued ASU No. 2016-07 "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting". The amendments require upon qualifying for the equity method of accounting that no retroactive adjustment of the investment be made. In addition, the amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting, recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. The Company is currently evaluating the effect of the standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently evaluating the effect of the new revenue standard on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the effect of this standard on its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10 ‘’Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”): identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect of this standard on its consolidated financial statements and related disclosures

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of March 31, 2016 (in thousands):

For the year ending December 31,
2016, (remaining nine months)	593
2017	781
2018	459
$1,833

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $81,000 and $80,000 as of March 31, 2016 and December 31, 2015, respectively, and is included in long term liabilities on the condensed consolidated balance sheets.

Rent expense for the three months ended March 31, 2016, and March 31, 2015 was $196,000 and $112,000, respectively.

Rental income for the three months ended March 31, 2016, and March 31, 2015 was $86,000 and $0, respectively.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under the sublease agreements as of March 31, 2016 are as follows (in thousands):

For the year ending December 31,	New York	Menlo Park	Total
2016, (remaining nine months)	121	142	263
2017	165	178	343
2018	127	—	127
	$413	$320	733

Capital Commitments

On November 21, 2013, the Company made a $5.0 million commitment to invest in JVP VII Cyber Strategic Partners, L.P. (the “JVP Fund”), an Israel-based limited partnership venture capital fund seeking to invest in early-stage cyber technology companies. If and when the Company funds the entire amount of the investment, it will be less than a 10% limited partnership interest in which the Company will not be able to exercise control over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting. As of March 31, 2016, the Company had a $3.3 million outstanding capital commitment to the venture capital fund, which can be called any time until 2018.

On June 8, 2015, the Company received a cash distribution of $0.8 million as a portion of a gross entitlement of $1.3 million from its investment in the JVP Fund, the remainder $0.5 million was reinvested in the fund. Along with its previous cash investments of $1.7 million, it represents a total investment of $2.2 million. The distribution is a portion of the gross proceeds allocated to the Company's investment. The retained proceeds did not reduce the Company's future capital commitment to the venture capital fund.

NOTE 3 - LICENSE, SETTLEMENT AND RELEASE AGREEMENT

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

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement (the “April 7, 2015 License”), effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The Company recognized $700,000 of the $1.0 million license as revenues as of September 30, 2015, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 1. The remaining balance of $300,000 under the terms of the April 7, 2015 License was recognized as revenues as of March 31, 2016. The April 7, 2015 License also provides for the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues (the “F-Secure Patents”). The Company has not yet determined if these patents fit into its business model, therefore any value of these patents would be limited to their cost which would be their filing fees, an immaterial amount. As such, the Company has concluded that their value is de minimis. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid, non-exclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

On September 24, 2014, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (the “September 24, 2014 License”) with a third party against whom Finjan had filed a patent infringement lawsuit.  Pursuant to this September 24, 2014 License, the third party and Finjan also agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement. Under the September 24, 2014 License, the third party will pay Finjan a license fee of $8.0 million payable in four installments.  The first installment of $3.0 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2.0 million was received on January 16, 2015, the third installment of $2.0 million was payable on or before January 15, 2016, and received on January 14, 2016. The fourth and final installment of $1.0 million is payable on or before January 13, 2017.

NOTE 4 – STOCKHOLDERS’ EQUITY

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

The Company has issued a total of 636,872 Restricted Stock Units ("RSUs") of which 308,057 remained outstanding as of March 31, 2016.  RSUs generally vest over three or four years, with one-third or one-fourth, respectively, vesting on the one-year anniversary followed by quarterly vesting thereafter.

Upon shareholder approval of the 2014 Plan, the 2013 Global Share Option Plan and Israeli Sub-Plan were terminated, other than respect to options outstanding under such plans. 1,333,331 options remain outstanding under these plans as of March 31, 2016.

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

During the three months ended March 31, 2016 and March 31, 2015, the Company expensed $142,000 and $355,000, respectively, of stock-based compensation in the condensed consolidated statements of operations. The aggregate intrinsic value of stock options outstanding and exercisable as of March 31, 2016 was $0.

During the three months ended March 31, 2016, the Company granted options to purchase 7,500 shares of common stock. During the three months ended March 31, 2015, the Company granted 200,000 RSUs of common stock. During the three months ended March 31, 2016, 20,000 RSUs were forfeited and during the three months ended March 31, 2015, 25,000 options were forfeited.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Three Months Ended March 31,
	2016	2015
Volatility	151.70%	94.06%
Expected term (in years)	6.0	6.0
Risk-free rate	1.22%	1.64%
Expected dividend yield	—%	—%
Weighted-average grant date fair value	$0.96	$2.42

The risk-free interest rate is based on the U.S. Treasury rates with maturities similar to the expected term of the option. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate and was based on historical volatility of comparative companies that are similar to the Company. For the three months ended March 31, 2016, the Company updated its volatility assumptions to reflect the increased trading history in the Company’s stock. The expected term was estimated using the simplified method. The simplified method calculates the expected term as the average of the time to vesting and the contractual life of the option. The dividend yield is 0% as the Company has never declared or paid any cash dividends and does not anticipate paying dividends in the future.

NOTE 5 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 and $39,000 in legal fees to the firm during the three months ended March 31 2016, and March 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company has balances due to this firm amounting to $13,000 and $13,000, respectively.

The Company obtains social media and investor related services from a firm in which the Company’s Chief Financial Officer holds a 50% interest.  The Company incurred approximately $12,000 and $16,000 in fees to the firm during the three months ended March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company has balances due to this firm amounting to $8,000 and $5,000, respectively.

NOTE 6 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133SBA, (N.D. Cal):

Finjan filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. Finjan amended its Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. Finjan seeks entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered Finjan's Amended Complaint on September 3, 2013, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 2, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of U.S. Patent Nos. 7,058,822 (“the ‘822 Patent”) and 7,647,633 (“the ‘633 Patent”). Accordingly, this action is off calendar until the U.S. Patent and Trademark Office ("USPTO") completes its administrative reexamination proceedings. On November 30, 2015, pursuant to the Court’s Order Granting Motion to Stay Pending Reexamination, the parties filed a joint status report regarding the status of reexamination proceedings of the ‘822 and ‘633 Patents.

On October 23, 2014, an Advisory Action was issued by the USPTO in the ‘822 Patent reexamination proceedings maintaining the rejections from the final Office Action for the ‘822 Patent and indicating that Finjan’s proposed claims amendments would not be entered.  On December 8, 2014, Finjan: (1) filed a petition to the Director of the Central Reexamination Unit (CRU) under 37 CFR 1.181 challenging the Examiner’s failure to enter the amendments for the ‘822 Patent and requesting entry; and (2) a notice of appeal to the Patent Trial and Appeal Board ("PTAB"). Finjan filed its appeal brief on February 8, 2015, and the Appeal was docketed at the PTAB and assigned Appeal No. 2015-006304. An oral hearing before the PTAB took place on November 3, 2015. On December 30, 2015, the PTAB issued a decision reversing the Examiner’s rejection of claims 1-8 and 16-27 of the ‘822 Patent and on February 16, 2016, the patent received an Ex Parte Reexamination Certificate numbered 10815 with no changes from the original patented claims. On May 22, 2015, a final Office Action for the ‘633 Patent was issued, and Finjan filed a Notice of Appeal on May 22, 2015. On August 24, 2015, Finjan filed its appeal brief, appealing the rejections of claims 1-7, 28-33 and 42-52. An Examiner’s Answer was received on December 18, 2016. Finjan filed a Reply Brief and a Request for Oral Hearing on February 18, 2016. The appeal of the ‘633 Patent is assigned Appeal No. 2016-004279. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:13-cv-03999-BLF, (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,333 patents. The principal parties in this proceeding are Finjan and Blue Coat. This action is before the Honorable Judge Beth Labson Freeman. The Court held a claim construction, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844, 7,058,822, 7,418,731, and 7,647,633, on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118.  Trial for this action took place from July 20, 2015 through August 4, 2015. On

August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan approximately $39.5 million in damages as reasonable royalties for Blue Coat's infringement. On September 9, 2015, the Court held a bench trial on non-jury legal issues, and issued findings of fact and conclusions of law on November 20, 2015. On November 20, 2015, the Court entered Judgment in favor of Finjan. On January 29, 2016, the Court taxed costs against Blue Coat. A hearing for the parties’ post-trial motions is scheduled for April 28, 2016. Finjan has not received any revenue from Blue Coat with respect to this lawsuit. There can be no assurance that Finjan will be successful in collecting the full amount of the jury award or otherwise in settling or litigating these claims.

Finjan, Inc. v. Proofpoint, and Armorize Technologies, Inc., Case 3:13-cv-05808-HSG (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Proofpoint, Inc. and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court for the Northern District of California on December 16, 2013, asserting that Proofpoint and Armorize collectively and separately are directly and indirectly infringing one or more claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Proofpoint Enterprise Protection, Proofpoint’s Malvertising Protection, Proofpoint’s SafeImpressions, Proofpoint’s Targeted Attack Protection, Proofpoint Essentials, Proofpoint Protection Server, Proofpoint Messaging Security Gateway, HackAlert Anti-Malware, Codesecure, SmartWAF, Safelmpressions, and Malvertising Protection. The principal parties in this proceeding are Finjan, Proofpoint, and Armorize. Finjan seeks entry of judgment that Proofpoint and Armorize have infringed and are infringing the above-listed patents, a judgment that they have induced infringement of U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, a preliminary and permanent injunction from infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  A claim construction or Markman Hearing was heard on June 24, 2015, and the Court issued a Claim Construction Order on December 3, 2015. On April 12, 2016, the Court granted-in-part and denied-in-part each party’s motion for summary judgment, denying the parties’ motions for summary judgment of infringement and non-infringement for the ‘844, ‘822, ‘633, ‘408, and ‘086 Patents, and finding non-infringement of the ‘154 and ‘918 Patents. The Court also granted Finjan’s motion for summary judgment that Defendants did not have sufficient evidence that the ‘918 Patent was invalid, and denied all other motions for summary judgment that were filed by the parties with respect to validity. The Court also granted Defendants’ motion for summary judgment as to the priority date of the ‘822 patent, and denied all other motions for summary judgment regarding priority or invention date. A pretrial conference is scheduled for May 24, 2016, and a trial date is scheduled for June 13, 2016. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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
Finjan, Inc. v. Symantec Corporation., Case 3:14-cv-02998-HSG (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Symantec Corporation in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. Finjan amended the Complaint on September 11, 2014 to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494 (collectively the "asserted patents").  The accused products and services include Symantec Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, Safe-Web Lite, Norton Safe Web, Messaging Gateway, Messaging Gateway for Service Providers, Messaging Gateway Small Business Edition Managed Security Services-Advance Threat Protection, Advanced Threat Protection Solution, Symantec Protection Engine for Cloud Services, Symantec Protection Engine for Network Attached Storage, Symantec Mail Security for Domino, Symantec Mail Security for Microsoft Exchange, Symantec Scan Engine for Windows, Web Security.cloud, Email Security.cloud, AntiVirus/Filtering for Domino, AntiVirus for Linux, Mail Security for SMTP, Scan Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Linux/Solaris, Protection Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Windows, Web Gateway and Norton Security.  The principal parties in this proceeding are Finjan and Symantec. Finjan seeks entry of judgment that Symantec has infringed and is infringing the asserted patents, has contributorily infringed and is contributorily infringing U.S. Patent No. 8,015,182, and has induced infringement, and/or is inducing infringement of U.S. Patent Nos. 6,154,844, 7,613,926, 7,756,996, 7,757,289, 7,930,299, and 8,677,494, a preliminary and permanent injunction from infringing, contributorily infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Symantec answered the Amended Complaint on September 25, 2014, by denying Finjan’s allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112.  Symantec filed an Amended Answer on October 31, 2014, removing its Fourteenth Affirmative Defense of unenforceability. Both parties have demanded a jury trial.  This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  A claim construction or Markman Hearing was heard on June 29, 2015. On July 3, 2015, Symantec filed petitions for Inter Partes Review (“IPR”) before the Patent Trial and Appeal Board (“PTAB”) for all asserted claims of U.S. Patent Nos. 8,015,182, 8,141,154, 7,757,289, 7,930,299, and 7,756,996. On September 10, 2015, Symantec filed a total of 11 IPR petitions for all asserted claims of asserted patents. On August 20, 2015, Symantec filed a motion to stay the case pending completion of these eight IPR petitions. The motion was heard on October 1, 2015 and on October 9, 2015, the Court stayed the case pending the PTAB’s decision on whether to institute IPR of the claims that are the subject of Symantec’s petitions. On January 14, 2016, the PTAB denied institution of six IPRs of five asserted patents. On January 21, 2016, the parties filed a joint status report giving the Court an update regarding the status of the IPR petitions. On February 26, 2016 the PTAB denied institution of an additional two IPRs filed on separate patents, denying a total of eight petitions as of February 26, 2016. On March 11, 2016 the PTAB denied two more IPR's on patents against Symantec, denying a total of 10 petitions to date. On March 18, 2016, the PTAB granted institution on the 11th Petition by Symantec, relating to the ‘494 Patent (IPR2015-01892). On March 29, 2016, the parties jointly requested the Court lift the stay, and on March 30, 2016, the Court lifted the stay. On April 15, 2016, the parties jointly submitted a proposed schedule to the Court for the remainder of the case. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Palo Alto Networks, Inc., Case 3:14-cv-04908 EMC (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to  Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection. Palo Alto Networks failed to timely respond to the Complaint and Finjan submitted an application for Entry of Default.  On Palo Alto Networks’ request, Finjan stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan and Palo Alto Networks. Finjan seeks entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  On October 8, 2015, the Honorable Edward M. Chen recused himself from the case and requested the case be reassigned to another judge. Also on October 8, 2015, the case was reassigned to the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. On September 25, 2015, Palo Alto Networks filed a petition for IPR before the PTAB of U.S. Patent No. 8,141,154. On September 30, 2015, Palo Alto Networks filed petitions for IPR of U.S. Patent Nos. 7,058,822, 7,418,731, 7,647,633 and 8,225,408. On November 4, 2015, Palo Alto Networks filed a IPR petition of U.S. Patent Nos. 7,613,926. On November 5, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,965,968 and 8,141,154. On November 6, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,804,780, 7,613,918, 8,225,408 and 8,667,494. On December 10, 2015, the matter was stayed pending a decision by the PTAB on whether to institute IPR of Finjan's claims of its ten patents asserted against Palo Alto Networks. On March 21, 2016, the PTAB instituted trial on claims 1-8, 10 and 11 of the ‘154 Patent. On March 29, 2016, the PTAB instituted trial on the ‘408 Patent, claims 14 and 19 of the ‘633 Patent, and denied institution of trial on all other challenged claims of the ‘633 Patent, and all challenged claims of the ‘822 Patent and the ‘731 Patent. The parties will file a joint status report with the District Court concerning whether to continue or lift the stay within seven (7) days of the PTAB’s last decision regarding whether to institute trial on the IPR requests that Palo Alto Networks has filed. There can be no assurance that Finjan will be successful in settling or litigating these claims.
Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:15-cv-03295-BLF (N.D. Cal.):
Finjan filed a second patent infringement lawsuit against Blue Coat Systems, Inc. in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. Finjan seeks entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat filed its Answer to the Complaint with Jury Demand and Counterclaim with Jury Demand against Finjan on September 8, 2015. On September 29, 2015, Finjan filed its Answer to Blue Coat’s Counterclaim. This second Blue Coat action is also assigned to the Honorable Beth Labson Freeman. A Case Management Conference (CMC) was held on December 17, 2015. Blue Coat filed a Motion to Stay the case pending final resolution of Case 5:13-cv-03999-BLF, and Motions for Joinder of several Petitions for IPR on five of seven asserted patents, and Ex Parte Reexamination requests for two asserted patents, filed previously by other defendants. A claim construction tutorial is scheduled for December 2, 2016, and a claim construction hearing is scheduled for December 9, 2016. A pretrial conference is scheduled for October 5, 2017, and trial is scheduled for October 30, 2017. On March 1, 2016 Finjan filed an amended Complaint to add existing Finjan patent 9,141,786 and two newly issued Finjan patents 9,189,621 (issued November 17, 2015) and 9,219,755 (issued December 22, 2015). On March 18, 2016, Blue Coat filed its Answer to the Amended Complaint and Counterclaims with Jury Demand. On April 8, 2016, Finjan filed its Answer to Blue Coat’s Counterclaims. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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
A third third-party request for Ex Parte Reexamination of Claims 17 and 24 of U.S. Patent No. 8,079,086 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,654. The reexamination request was partially granted on February 2, 2016. Requester’s petitioned the Director to reconsider the partial denial and the petition was granted on March 21, 2016. The case is currently awaiting USPTO action. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016 and a non-final Office Action was mailed on April 12, 2016. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

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

A second third-party request for Ex Parte Reexamination of Claims 8 and 12 of U.S. Patent No. 7,647,633 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,652. The reexamination request was granted on February 3, 2016 and is currently awaiting USPTO action. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,058,822 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1-8 and 16-27 of U.S. Patent No. 7,058,822 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,017. The request for reexamination was granted and a non-final Office Action was mailed December 6, 2013. The non-final Office Action included rejections of Claims 1-8 and 16-27 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on March 6, 2014. A final Office Action was mailed on September 8, 2014 and a response thereto was filed on October 8, 2014, which included proposed claims amendments and arguments rebutting the various prior rejections. On October 23, 2014, an Advisory Action was issued by the Patent Office maintaining the rejections from the final Office Action and indicating that Finjan’s proposed claims amendments would not be entered.  On December 8, 2014, Finjan: (1) filed a petition to the Director of the Central Reexamination Unit (CRU) under 37 CFR 1.181 challenging the Examiner’s failure to enter the amendments and requesting entry; and (2) a notice of appeal to the Patent Trial and Appeal Board. Finjan filed an appeal brief on February 8, 2015.  The Examiner filed a brief on March 30, 2015.  Finjan filed a Reply Brief and a Request for Oral Hearing on June 1, 2015, and the Appeal was docketed at the PTAB and assigned Appeal No. 2015-006304. An oral hearing before the PTAB took place on November 3, 2015. On December 30, 2015, the PTAB issue a decision reversing the Examiner’s rejection of Claims 1-8 and 16-27 and new claims 37 and 40 added during prosecution of the reexamination. On February 16, 2016, an Ex Parte Reexamination Certificate (Certificate No. US 7,058,822 C1) was issued to Finjan by the USPTO. Finjan was granted U.S. Patent No. 9,141,786 containing additional claims on September 22, 2015. A Track 1 (accelerated examination) continuation application was filed on November 16, 2015, seeking yet additional claim coverage.

U.S. Patent No. 6,154,844 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 32 and 42 of U.S. Patent No. 6,154,844 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,653. The request for reexamination was granted on January 13, 2016. On March 30, 2016, the Patent Office terminated the reexamination and mailed a Notice of Intent to Issue a Reexamination Certificate.

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

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):
A third-party request for Inter Partes Reexamination of all Claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. Finjan filed a response to non-final Office Action and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. Finjan responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. Symantec responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, Finjan filed a Notice of Appeal of the rejection of Claims 1-55 followed by an Appeal Brief on September 2, 2014.  The Requester Symantec filed a respondent brief on October 2, 2014.  The Examiner filed a brief on March 25, 2015.  Finjan filed a Rebuttal Brief on April 27, 2015 and a Request for Oral Hearing on May 26, 2015. The Rebuttal Brief maintained Finjan’s request to review the rejections of Claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54. Claims 1, 5, 6, 12, 15, 21, 33, 37, 38, 45, 52 and 55 were withdrawn from appeal in view the final invalidity decision issued on September 15, 2014 by the Federal Circuit. The Appeal was forwarded to the PTAB in accordance with the Notice mailed June 2, 2015. Finjan also sought examination of additional claims through multiple Track I expedited continuation applications. Finjan was granted U.S. Patent Nos. 9,189,621 and 9,291,755 containing those additional claims on November 17, 2015 and December 22, 2015, respectively. Oral argument was heard on February 17, 1016. On February 29, 2016, the PTAB issued a decision affirming the rejections of the Examiner. On March 29, 2016, Finjan filed a request for rehearing regarding the rejection of claims 22-32 and 46. There can be no assurance that Finjan will be successful in rebutting the patentability challenge to Claims 22-32 and 46 before the USPTO.

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

U.S. Patent No. 7,756,996 (the “’996 Patent”)
On July 3, 2015, Symantec Corporation filed two (2) separate petitions for IPR of U.S. Patent No. 7,756,996 (IPR2015-01545/01546). Finjan filed POPRs to the petitions October 19, 2015. The PTAB denied both of Symantec’s petitions to institute IPR proceedings on the ‘996 Patent on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing.

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
U.S. Patent No. 8,141,154 (the “’154 Patent”)
On July 3, 2015 and April 19, 2016, Symantec Corporation filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547; IPR2016-00919).  Finjan filed a POPR to the petition in IPR2015-01547 on October 19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings in IPR2015-01547 on January 14, 2016. With respect to IPR2016-00919 on the ‘154 Patent, the PTAB’s decision is pending.
U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 10, 2015, Symantec Corporation filed two (2) separate petitions for IPR of U.S. Patent No. 8,677,494 (IPR2015-01892/01897). Finjan filed POPRs to the petitions on December 28, 2015. With respect to IPR 2015-01897, the PTAB denied institution of IPR proceedings on the ‘494 Patent on February 26, 2016. On March 18, 2016, the PTAB granted institution of IPR proceedings on the ‘494 Patent (IPR2015-01892). On April 1, 2016, Finjan filed a partial request for rehearing.
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
U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 and a Motion for Joinder to Symantec’s Petition for IPR of the ‘154 Patent (IPR2015-01547). (IPR2015-01979; IPR2016-00151). Finjan filed a POPR to the first petition in IPR2015-01979 on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. On April 5, 2016, Finjan filed a partial request for rehearing, and on April 19, 2016, the PTAB denied Finjan’s partial request for rehearing. With respect to IPR2016-00151 on the ‘154 Patent, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder.
U.S. Patent No. 7,647,633 (the “’633 Patent”)
On September 30, 2015, Palo Alto Networks, Inc. filed a petition for IPR of U.S. Patent No. 7,647,633 (IPR2015-01974). Finjan filed a POPR to the petition on January 7, 2016. On March 29, 2016, the PTAB granted institution of IPR proceedings with respect to claims 14 and 19 of the ‘633 Patent, and denied institution with respect to all other challenged claims. On April 12, 2016, Palo Alto Networks filed a request for rehearing.

U.S. Patent No. 7,058,822 (the “’822 Patent”)
On September 30, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,058,822 (IPR2015-01999). Finjan filed a POPR to the petition on January 6, 2016. The PTAB denied institution of IPR proceedings on the ‘822 Patent on March 29, 2016.

U.S. Patent No. 7,418,731 (the “’731 Patent”)
On September 30, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,418,731 (IPR2015-02000). Finjan filed a POPR to the petition on January 8, 2016. The PTAB denied institution of IPR proceedings on the ‘731 Patent on March 23, 2016.

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed POPRs to the petitions on January 6, 2016, and February 17, 2016 respectively. On March 29, 2016, the PTAB granted institution of IPR proceedings in IPR2015-02001 and IPR2016-00157. On April 12, 2016, Finjan filed requests for rehearing.

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

Item 2.  Management’s discussion and analysis of financial condition and results of operations

The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, about Finjan Holdings, Inc., (the “Company” or “Finjan Holdings”), financial condition and results of operations, including discussions about management’s expectations for the business. These include statements regarding our expectations, intentions, beliefs and projections about our future results, performance, prospects and opportunities. These statements can be identified by the fact that they do not relate strictly to historical or current facts or by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “will be,” “would,” and the negative of these terms and similar expressions, but this is not an exclusive way of identifying such statements. Readers are cautioned that forward-looking statements are not guarantees of future performance. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, the forward-looking statements contained in this report as a result of various risks, uncertainties and other factors. Important factors that could cause our actual results to differ materially from our expectations include, without limitation, our ability to execute our business plan, the outcome of pending or future enforcement actions, our ability to expand our technology portfolio, the enforceability of our patents, the continued use of our technologies in the market, the development of products and services for the consumer and enterprise market, the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months, the development or continuation of a liquid trading market for our securities, regulatory developments and other factors described under Item 1A. “Risk Factors,” as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and any subsequent quarterly or current reports. The following discussion should also be read in conjunction with the audited and unaudited consolidated financial statements and notes thereto, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and any subsequent quarterly or current reports, including this Quarterly Report on Form 10-Q.

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

Continuing Operations

We operate our cybersecurity business through wholly-owned subsidiaries including, Finjan, Finjan Mobile and CybeRisk.

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

As a core element of our continued patent licensing and enforcement business, our management team, having expertise with technology and intellectual property ("IP") monetization, monitors a number of markets and assesses and observes the adoption of our patented technologies in these markets.  Our management team, in conjunction with outside legal, technical, and financial experts concludes on a case-by-case basis whether or not they believe that Finjan’s patented technologies are being used.  Based on these observations, we continue to believe our patented technologies are highly relevant in specific cybersecurity technology areas including, but not limited to, endpoint/cloud software, web gateway/internet infrastructure, and networking equipment markets. From that basis, the Company pursues unlicensed entities through licensing, assertion of claims or both to preserve the value of our portfolio in general. This also reinforces the value to existing licensees of the Finjan patent portfolio.

Since the sale of its hardware and software operations in 2009, Finjan’s primary source of income and related cash flows has been the enforcement of its patent rights against unauthorized use and, to a lesser extent, income derived from intellectual property licenses granted to third parties for the use of patented technologies that are owned by Finjan.

Finjan Mobile was founded to ensure that mobile devices are protected against spies, phishing and malware attacks. Given the uptrend in mobile device usage coupled with the amount of transient corporate data, the average mobile user presents and represents higher risks of data loss through hacking. The consumer mobile device has become so convenient that consumers often ignore online security and download apps and blindly agree to terms of service, purchase products, pay bills, connect to free Wi-Fi, and not think twice about personal data and photos stored on their devices. As such, in June of 2015, the Company returned to the research and development world with the creation of security products for mobile devices.

CybeRisk was founded in 2015 to deliver global advanced cyber risk and cyber security advisory services. Through a team of employees and consultants, based in North America, Europe and the Middle East, CybeRisk assesses corporate risk exposure and delivers appropriate mitigation strategies. Its unique and focused offering positions CybeRisk as the piece that interconnects the "server room to the board room".

As of March 31, 2016, we had 14 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Industry Trends and Outlook

We believe that 2016 may again be an active year for patent law reform although intellectual property does not seem to be a key issue during the presidential election cycle.  We believe that proponents of patent law reform, largely made up of individual or coalitions of powerful technology corporations continue to seek severe statutory limitations on how companies - specifically those who own patents and do not make product covered by such patents - can enforce their patents against companies who make products.  The U.S. Congress is considering proposals from all constituents. In an effort to ensure fair and balanced protections for all good faith patent owners, our executives have dedicated time and resources to actively educate our lawmakers and existing and prospective stakeholders on how certain proposed reforms could harm individual inventors, startups, small companies, the licensing industry and therefore, U.S. innovation and the U.S. economy as a whole.

Further, since the enactment of the Leahy-Smith America Invents Act ("AIA") on September 16, 2011, several aspects of the patent law have been interpreted by the courts, including what constitutes patentable subject matter, inducement of infringement, and (attorney) fee-shifting to the non-prevailing party in the context of litigation, among other issues.  Moreover, under AIA, patents previously granted by the USPTO may be reviewed through post-patent grant proceedings such as reexamination or IPR.  It is becoming a trend, if not a practice, for accused infringers to petition for reexaminations or IPRs of asserted patents as these proceedings may give the petitioner “two bites at the apple.”  The outcome of the proceedings can range from decisions favorable to the patent holder, favorable to both parties, or favorable to the petitioner.  If the outcome is the latter, the value of the challenged patent can be materially reduced or extinguished.  Thus, patent rights, including enforcement of such rights against unauthorized use is inherently subject to uncertainties.

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

Future Growth Strategy

Our mission, for the foreseeable future, is to build a diversified cybersecurity company benefiting from historical investments in technology and patents while expanding into new product and services offerings. We believe our patented technologies continue to hold significant value and we intend to vigorously protect our investment, the value of our existing licensees’ investments, and the value that technology and intellectual property represents for our shareholders. We are pursuing and will continue to pursue our growth through the following strategies:

•
Develop and Expand Existing Patent Portfolio - We have obtained and endeavor to continue to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space. For example, on:

•	September 22, 2015 Finjan was issued U.S. Patent No. 9,141,786 ('786 Patent) covering our new secure mobile browser application;

•	November 17, 2015 Finjan was issued U.S. Patent No. 9,189,621 ('621 Patent) covering malicious mobile code runtime monitoring system and methods;

•	December 22, 2015 Finjan was issued U.S. Patent No. 9,219,755 (‘755 Patent) covering malicious mobile code runtime monitoring system and methods;

•
Additionally, as part of the consideration for granting a patent license to F-Secure in April 2015, we acquired two of F-Secure’s patents (U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues) that are complementary to our existing patent portfolio.

•
Continue to Develop and Invest in CybeRisk - CybeRisk provides services to enterprise customers on a wide variety of threats, current and future issues, and prevention. CybeRisk's advisory services enable customers to accelerate the maturity of their cyber security posture and are intended to augment a company's own security and risk capabilities. We intend to further invest in CybeRisk and grow our cybersecurity advisory services business. This could include one or more of the following: the hiring of additional qualified personnel, and the expansion of the business globally from its current headquarters in Tel Aviv.

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

•
Expand our IP Assets through Acquisitions and Strategic Partnerships - We intend to acquire and develop new technologies and invest in intellectual property through strategic partnerships, acquisitions of technology-focused companies, IP portfolios or other assets and other initiatives. We endeavor to identify relevant security technologies and patents that have been, or are anticipated to be, widely adopted by third parties in connection with the manufacture or sale of products and services, and to which we can bring enforcement actions (i.e., licensing or litigation) and other expertise. We may also broaden our technology and patent holdings by working with inventors and universities, acquiring technology companies, investing in research laboratories, start-ups, and by creating strategic partnerships with companies, large and small, seeking to effectively and efficiently monetize their technology and patent assets. While we anticipate that we will initially focus on acquisitions and strategic partnerships involving technologies relating to network, web and endpoint cybersecurity, we may seek to diversify to a broader market in the future. Our experience with monetizing both technologies and patents may be considered valuable by potential acquisition candidates and strategic partners who may lack resources or know-how to effectively and efficiently generate a return for those investments.

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

Recent Accounting Pronouncements

In February, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance became effective beginning January 1, 2016 and did not have a material impact on our consolidated financial statements.

In August 2015, the FASB issued ASU No. 2014-15 “Disclosure of Uncertainties about an Entity's Ability to continue as a Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the effect of the standard on the consolidated financial statements and related disclosures.

In February, 2016, FASB issued ASU No. 2016-02 “Leases” that requires a lessee to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect of the standard on the consolidated financial statements and related disclosures.

In March 2016, FASB issued ASU No. 2016-07 "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting". The amendments require upon qualifying for the equity method of accounting that no retroactive adjustment of the investment be made. In addition, the amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting, recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. We are currently evaluating the effect of the standard on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. We are currently evaluating the effect of the new revenue standard on the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. We are currently evaluating the effect of this standard on the consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10 ‘’Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”): identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the effect of this standard on the consolidated financial statements and related disclosures

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings 2014 Incentive Plan (“2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. A total of 308,057 restricted stock units and 1,518,331 options remain outstanding as of March 31, 2016, under the 2014 Plan. We expect that future equity-based awards will continue to be made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

We continue to increase the number of our employees to help execute our strategy in the cybersecurity business and support our public company functions, and expect to hire additional employees in both capacities.  Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical period presented in our financial statements.

Results of Operations

Revenues for the three months ended March 31, 2016 were $2.3 million compared to nil for the same period in 2015. This $2.3 million is comprised of $2 million from a September 2014 license agreement and $0.3 million from a April 2015 license agreement. A final installment of $1 million is due on the September 2014 license on or before January 2017. Revenue from the April 2015 license is now complete.

The Company’s recent focus on research and development, consisting primarily of professional services associated with the development of mobile security application products, resulting in research and development expense of $0.05 million, during the three months ended March 31, 2016 and nil for the quarterly period ended March 31, 2015.

The Company’s operating expenses consist primarily of selling, general and administrative expenses, including stock-based compensation, accounting, legal and other professional fees. During the three months ended March 31, 2016, selling, general and administrative expenses decreased by $0.8 million to $3.4 million, or 19%, as compared to the same period in 2015. For the three months ended March 31, 2016, litigation expenses decreased $0.9 million and compensation expenses decreased $0.4 million, as compared to the same period in 2015. This was offset by an increase in expense for our advisory services of $0.3 million, and nil for the same period in 2015, as services commenced July 2015. Operations related expenses increased by $0.2 million, for the three months ended March 31, 2016, as compared to the same period in 2015.

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

The Company leases its corporate headquarters office in Silicon Valley, and offices in New York, New York, Menlo Park, California and Tel Aviv, Israel. Under the terms of the four leases, the Company owes minimum lease obligations of $1.8 million over the remaining life of the leases, of which $1.1 million is for the Silicon Valley headquarters lease. During 2015 the Company entered into subleases for each of the Menlo Park and New York offices for essentially the remaining duration of the lease. As of March 31, 2016, the total future minimum lease payments to be received under the Menlo Park and New York subleases was $320,000 and $413,000, respectively.

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

As of March 31, 2016, we had approximately $5 million of cash and cash equivalents and $2.7 million of working capital. The decrease in our cash and cash equivalents of approximately $1.1 million from $6.1 million on December 31, 2015 is primarily attributable to approximately $3.4 million used in operations, offset by approximately $2.3 million received from license agreements.

Based on current forecasts and assumptions, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months from the date of filing this quarterly report. Such forecasts include approximately $3.7 million of licensing revenue to be received by January 13, 2017 under existing contracts. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. To insure against any such difficulties, we may raise additional capital to fund licensing and enforcement actions, planned research and development activities and to better solidify our financial position. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. Further, if the Company is unable to obtain additional funding on a timely basis, the Company may be required to curtail or terminate some or all of its business plans.

Cash flows used in Operating Activities:

Finjan’s net cash used in operating activities decreased by $1.4 million, or 58%, to $1.0 million of cash used in operating activities during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to a decrease in legal fees and general and administrative expenses, partially offset by revenue from licensing agreements entered into during 2014 and 2015.

Cash used in Investing Activities:

During the three months ended March 31, 2016 and March 31, 2015, cash used in investing activities was deemed a non-material amount.

Financing Activities:

During the three months ended March 31, 2016 and March 31, 2015, cash flows from financing activities was deemed a non-material amount.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of March 31, 2016, totaled $5 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer, Philip Hartstein, and Chief Financial Officer and Treasurer, Michael D. Noonan, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2016, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
See "Note 6 - Litigation, Claims and Assessments"

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Dated:  May 9, 2016

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