Form 10-Q
period 2016-06-30
FINJAN HOLDINGS, INC.
filed 2016-08-09
CIK 1366340

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

As of August 2, 2016, 22,862,907 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

Exhibit Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

 FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,229	$6,101
Prepaid expenses and other current assets	189	322
Total current assets	17,418	6,423

Property and equipment, net	230	257
Investment	2,445	2,195
Other long-term assets	324	325
Total assets	$20,417	$9,200
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,196	$2,220
Accounts payable - related parties	18	17
Accrued expenses	2,963	450
Accrued income taxes	9	9
Other liabilities, current	—	32
Total current liabilities	4,186	2,728
Other liabilities, non-current	134	130
Total liabilities	4,320	2,858
Commitments and contingencies (Note 2)

Redeemable Preferred Stock
Series A Preferred Stock - $0.0001 par value, 102,000 and no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively (Liquidation preference of $15,300 at June 30, 2016)	14,970	—
Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding (which excludes 102,000 Series A Redeemable Preferred Stock) at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 22,806,609 and 22,640,611 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	18,995	23,946
Accumulated deficit	(17,870)	(17,606)
Total stockholders' equity	1,127	6,342
Total liabilities and stockholders' equity	$20,417	$9,200

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amount)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$6,528	$700	$8,847	$700
Cost of revenues	2,237	60	2,237	60
Gross profit	4,291	640	6,610	640
Research and development expense	54	—	105	—
Selling, general and administrative expenses	3,339	4,559	6,769	8,764
Income (loss) from operations	898	(3,919)	(264)	(8,124)
Return on investment	—	1,271	—	1,271
Other income (expense), net	—	7	—	15
Income (loss) before income taxes	898	(2,641)	(264)	(6,838)
Provision for income taxes	—	—	—	—
Net income (loss)	898	(2,641)	(264)	(6,838)

Accretion of Series A Preferred stock	(5,480)	—	(5,480)	—
Net loss to common stockholders	$(4,582)	$(2,641)	$(5,744)	$(6,838)

Net loss per share applicable to common stockholders, basic and diluted	$(0.20)	$(0.12)	$(0.25)	$(0.30)

Weighted-average common shares outstanding, basic and diluted	22,764,322	22,519,493	22,736,505	22,503,171

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(264)	$(6,843)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Return on Investment	—	(1,271)
Depreciation and amortization	27	26
Stock-based compensation	453	455
Changes in operating assets and liabilities:
Accounts receivable	—	2,016
Prepaid expenses and other current assets	133	(106)
Other long-term assets	1	(231)
Accrued expenses	2,513	(2)
Accounts payable	(1,024)	(196)
Accounts payable - related parties	1	(92)
Other liabilities	(28)	—
Accrued income taxes	—	8
Net cash provided by (used in) operating activities	1,812	(6,236)

Cash flows from investing activities:
Purchases of property and equipment	—	(210)
Proceeds from investment	—	826
Purchase of additional investment	(250)	—
Net cash (used in) provided by investing activities	(250)	616

Cash flows from financing activities:
Proceeds from the sale of Series A preferred shares, net of issuance costs	9,490	—
Proceeds from exercise of stock options	76	20
Net cash provided by financing activities	9,566	20
Net increase (decrease) in cash and cash equivalents	11,128	(5,600)
Cash and cash equivalents - beginning	6,101	17,505
Cash and cash equivalents - ending	$17,229	$11,905

Supplemental Disclosures of Cash Flow Information
Additional investment held by investee	—	445
Accretion of preferred stock to redemption value	$5,480	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Finjan Holdings, Inc., a Delaware corporation (the “Company” or “Finjan Holdings”), is a cybersecurity company focused on licensing and enforcement, providing consulting services, developing mobile security applications and investing in cybersecurity technologies and intellectual property.  Licensing and enforcement of its cybersecurity technology patent portfolio is operated by its wholly-owned subsidiary Finjan, Inc. (“Finjan”).  The consulting services business is operated by its wholly-owned subsidiary, CybeRisk Security Solutions LLC ("CybeRisk"), and the mobile security business is operated by its wholly owned subsidiary Finjan Mobile, Inc., ("Finjan Mobile"). Revenues and operations from the Company's CybeRisk advisory services and the Company's Finjan Mobile security business were deemed immaterial for the three and six months ended June 30, 2016 and 2015.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the year ending December 31, 2016, or any other interim or future periods.

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

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates, and income and expenses are translated using average exchange rates during the period. The resulting foreign currency translation adjustments were deemed immaterial for the periods presented.

Gains and losses from foreign currency transactions are included in other income (expense), net in the accompanying condensed consolidated statements of operations. Foreign currency transaction gains (losses) were immaterial for the periods presented, and are included as general and administrative expense, in the accompanying condensed consolidated financial statements.

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all of its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of June 30, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents are uninsured.

SERIES A PREFERRED STOCK

The Company accounts for the redemption premium and issuance costs on its Series A Preferred stock by recognizing changes in the redemption value immediately as they occur and adjusting the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security.

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

Potentially dilutive common shares from employee equity plans are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive and consist of the following:

	Three and Six months ended June 30,
	2016	2015
Stock options	1,738,642	1,398,332
Restricted Stock Units	469,902	517,926
Total	2,208,544	1,916,258

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early adoption is permitted commencing January 1, 2017. The Company is currently evaluating the effect of the new revenue standard on its consolidated financial statements and related disclosures.

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

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact the Company's consolidated financial statements upon adoption.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of June 30, 2016 (in thousands):

For the year ending December 31,
2016, (remaining six months)	396
2017	781
2018	459
$1,636

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $84,000 and $80,000 as of June 30, 2016 and December 31, 2015, respectively, and is included in long term liabilities on the condensed consolidated balance sheets.

Rent expense was $202,000 and $398,000 for the three and six months ended June 30, 2016, respectively, and $175,000 and $287,000 for the three and six months ended June 30, 2015, respectively.

Rental income for the three and six months ended June 30, 2016 was $86,000 and $172,000, respectively, and $0 for the same periods in 2015.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under the sublease agreements as of June 30, 2016 are as follows (in thousands):

For the year ending December 31,	New York	Menlo Park	Total
2016, (remaining six months)	81	95	176
2017	165	178	343
2018	127	—	127
	$373	$273	646

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

On June 8, 2015, the Company received a cash distribution of $0.8 million as a portion of a gross entitlement of $1.3 million from its investment in the JVP Fund, the remainder $0.5 million was reinvested in the fund. Along with its cash investments of $2 million, it represents a total investment of $2.5 million. The distribution is a portion of the gross proceeds allocated to the Company's investment. The retained proceeds did not reduce the Company's future capital commitment to the venture capital fund. The Company made a $0.3 million contribution to the fund in May, 2016, as of June 30, 2016, the Company had a $3.0 million outstanding capital commitment to the venture capital fund, which can be called any time until 2018.

NOTE 3 - ACCRUED EXPENSES

The components of accrued expenses are as below:

	June 30, 2016	December 31, 2015
	(in thousands)
Legal - Litigation / Licensing	2,530	100
Legal - Other	113	146
Compensation	255	204
Other	65	—
	$2,963	$450

NOTE 4 - LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On June 30, 2016, Finjan announced that Finjan and a European cloud-based network security firm (“European Licensee”) had entered into a Confidential Patent License Agreement (the “License Agreement”) effective as of June 30, 2016. Under the License Agreement, European Licensee obtains a nonexclusive, term license in the United States under Finjan’s U.S. patents to make, have made, use, sell (directly or indirectly), offer to sell, import, distribute and otherwise dispose of Licensee’s covered products. European Licensee paid Finjan $565,000 in cash on June 30, 2016.

On June 3, 2016, Finjan entered into a Patent License, Settlement and Release Agreement with Proofpoint, Inc. and Amorize Technologies (collectively, “Proofpoint”). The Proofpoint license provides for licensee to pay Finjan the sum of $10.9 million in cash, in which $4.3 million was received on June 6, 2016, $3.3 million is payable on or before January 4, 2017, and $3.3 million is payable on or before January 3, 2018. The Company recognized $4.3 million of the $10.9 million license as revenues as of June 30, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 1. The remaining balance of $6.6 million under the terms of the June 3, 2016 License will be recognized as revenues when the payments are due. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant Proofpoint a non-exclusive, irrevocable (except in the case of non-payment by Proofpoint or other material breach), worldwide license under Finjan Patents during the Term as specified in the June 3, 2016 License.

On December 30, 2015, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (“December 30, 2015 License”), effective December 29, 2015, with a United States-based third party (“U.S. Licensee”). The December 30, 2015 License provides for U.S. Licensee to pay Finjan the sum of $3.65 million in cash, in which $1.0 million was received on December 30, 2015, $1.65 million was received on June 27, 2016, and $1.0 million is payable on or before September 30, 2016. The Company recognized $1.0 million of the $3.65 million license as revenues as of December 31, 2015, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 1. The Company received and recognized $1.65 million as revenues during the quarter ended June 30, 2016. The remaining balance of $1 million under the terms of the December 30, 2015 License will be recognized as revenue when the payment is due. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant U.S. Licensee a non-exclusive, irrevocable (except in the case of non-payment by U.S Licensee or other material breach), worldwide license under Finjan Patents during the Term as specified in the December 30, 2015 License.

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

NOTE 5 - SERIES A PREFERRED STOCK

On May 6, 2016, Finjan entered into a Series A Preferred Stock Purchase Agreement with Halcyon LDRII, pursuant to which the Company agreed to issue to Halcyon LDRII in a private placement an aggregate of 102,000 shares of the Company’s Series A Preferred Stock Shares at a purchase price of $100.00 per share, for aggregate proceeds of $10.2 million. The closing of the Private Placement occurred on May 20, 2016. The Company incurred issuance costs of $710,000 which are recorded as an offset to the redeemable preferred stock.

The Series A Preferred Stock was accounted under Section 480-10-S99 - Distinguishing Liabilities from Equity (FASB Accounting Standards Codification 480) as amended by ASU 2009-04 - Accounting for Redeemable Equity Instruments (“ASU 2009-04”). Under ASU 2009-04, a redeemable equity security is to be classified as temporary equity if it is conditionally redeemable a) at a fixed or determinable price on a fixed or determinable date, b) at the option of the holder, or c) upon the occurrence of an event that is not solely within the control of the issuer. The Company’s financing is redeemable at the option of the holder. Therefore, the Company classified the Series A Preferred Stock as temporary equity in the condensed consolidated balance sheet.

The Series A Preferred Stock have redemption features that have a determinable price and determinable date based on the following liquidation preferences:

The lesser of:

•	2.8x the original purchase price (OPP); or the following:

•1.5x the OPP if redeemed within 90 days of closing; or
•1.65x the OPP if redeemed between 90 and 360 days of closing; or
•1.75x the OPP if redeemed between 360 days and 720 days of closing; or
•Thereafter, 1.75x the OPP plus 0.1x the OPP for every 90 day period the preferred remains outstanding.

The redemption feature is at the option of the holder and is defined in the Certificate of Designation as a percentage of certain revenues, which varies by type of revenue as well as date received. These revenues include monetary awards, damages, fees, recoveries, judgments in a suit, as well as monies received from gross licensing, royalty or similar revenue recovered from JVP related to Finjan’s investment in JVP. Such monetary awards are not solely within the control of Finjan.

The increase in the redemption value is a deemed dividend that increases the carrying value of the Series A Preferred Stock to equal the redemption value at the end of each reporting period with an offsetting decrease to additional paid-in-capital. During the second quarter of 2016, the Company accreted a dividend of $5.1 million, and proportionally accreted the issuance cost, increasing the Preferred A stock to $15.0 million at June 30, 2016; the redemption (liquidation) value is $15.3 million (1.5x the $10.2 million private placement) at June 30, 2016.

Subsequent to quarter end, the Company redeemed $2.592 million or 17,286 shares of the Series A Preferred stock; $1.728 million reduced the value of the Series A Preferred stock and $0.864 million reduced the accretive value of the Series A Preferred stock.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

The Company has issued a total of 836,872 Restricted Stock Units ("RSUs") of which 469,902 remain outstanding as of June 30, 2016.  RSUs generally vest over three or four years, with one-third or one-fourth, respectively, vesting on the one-year anniversary followed by quarterly vesting thereafter.

Upon shareholder approval of the 2014 Plan, the 2013 Global Share Option Plan and Israeli Sub-Plan were terminated, other than respect to options outstanding under such plans. 1,738,642 options remain outstanding under the 2013 and 2014 plans as of June 30, 2016.

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

During the three and six months ended June 30, 2016, the Company expensed $311,000 and $453,000, respectively, and $100,000 and $455,000 for three and six months ended June 30, 2015, respectively, of stock-based compensation in the condensed consolidated statements of operations. The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2016 was $0.

During the three and six months ended June 30, 2016, the Company granted options to purchase 287,501 and 295,001 shares of common stock, respectively. During the three and six months ended June 30, 2016, the Company granted 200,000 and zero RSUs of common stock, respectively. During the three and six months ended June 30, 2016, zero and 20,000 RSUs were forfeited, respectively. During the three and six months ended June 30, 2016, 20,000 and zero options were forfeited, respectively.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Volatility	149%	112%	149% - 152%	94% - 112%
Expected term (in years)	7	6	7	6
Risk-free rate	1.26%	1.54%	1.22% - 1.26%	1.54% - 1.64%
Expected dividend yield	—%	—%	—%	—%
Weighted-average grant date fair value	$1.15	$1.16	$0.96 - 1.15	$1.16 - 2.42

The risk-free interest rate is based on the U.S. Treasury rates with maturities similar to the expected term of the option. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate and was based on historical volatility of comparative companies that are similar to the Company. For the six months ended June 30, 2016, the Company updated its volatility assumptions to reflect the increased trading history in the Company’s stock. The expected term was estimated using the simplified method. The simplified method calculates the expected term as the average of the time to vesting and the contractual life of the option. The dividend yield is 0% as the Company has never declared or paid any cash dividends and does not anticipate paying dividends in the future.

NOTE 7 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 and $76,000 in legal fees to the firm during the three and six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company has balances due to this firm of $13,000 at both dates.

The Company obtains social media and investor related services from a firm in which the Company’s Chief Financial Officer holds a 50% interest.  The Company incurred approximately $10,000 and $22,000 in fees to the firm during the three and six months ended June 30, 2016, respectively and $22,000 and $38,000 for the three and six months ended June 30, 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company has balances due to this firm of $5,000 at both dates. Effective June 30, 2016, the Company has canceled this agreement.

NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133SBA, (N.D. Cal):

Finjan filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. Finjan amended its Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. Finjan seeks entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered Finjan's Amended Complaint on September 3, 2013, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 2, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of U.S. Patent Nos. 7,058,822 (“the ‘822 Patent”) and 7,647,633 (“the ‘633 Patent”). Accordingly, this action is off calendar until the U.S. Patent and Trademark Office ("USPTO") completes its administrative reexamination proceedings. On May 31, 2016, pursuant to the Court’s Order Granting Motion to Stay Pending Reexamination, the parties filed a joint status report regarding the status of reexamination proceedings of the ‘822 and ‘633 Patents. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:13-cv-03999-BLF, (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,333 patents. The principal parties in this proceeding are Finjan and Blue Coat. This action is before the Honorable Judge Beth Labson Freeman. The Court held a claim construction, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844, 7,058,822, 7,418,731, and 7,647,633, on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118.  Trial for this action took place from July 20, 2015 through August 4, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan approximately $39.5 million in damages as reasonable royalties for Blue Coat's infringement. On September 9, 2015, the Court held a bench trial on non-jury legal issues, and issued findings of fact and conclusions of law on November 20, 2015. On November 20, 2015, the Court entered Judgment in favor of Finjan. On January 29, 2016, the Court taxed costs against Blue Coat. A hearing for the parties’ post-trial motions was held on April 28, 2016. On July 18, 2016, the Court issued an order upholding the jury’s verdict of infringement, validity, and damages, and denying Blue Coat’s motion to amend the Court’s findings of fact and conclusions of law, denying Blue Coat’s motion for judgment as a matter of law, granting Blue Coat’s motion to amend the judgment to show infringement under the doctrine of equivalents is moot for the ‘844, ‘968, and ‘780 patents, denying Blue Coat’s motion for a new trial, denying Finjan’s motion for enhanced damages, granting Finjan’s motion for pre-and post-judgment interest, and denying Finjan’s motion for attorneys’ fees. Finjan has not received any revenue from Blue Coat with respect to this lawsuit. There can be no assurance that Finjan will be successful in collecting the full amount of the jury award.

Finjan, Inc. v. Proofpoint, and Armorize Technologies, Inc., Case 3:13-cv-05808-HSG (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Proofpoint, Inc. and its wholly-owned subsidiary, Armorize Technologies, Inc., in the United States District Court for the Northern District of California on December 16, 2013, asserting that Proofpoint and Armorize collectively and separately are directly and indirectly infringing one or more claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, 8,141,154, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Proofpoint Enterprise Protection, Proofpoint’s Malvertising Protection, Proofpoint’s SafeImpressions, Proofpoint’s Targeted Attack Protection, Proofpoint Essentials, Proofpoint Protection Server, Proofpoint Messaging Security Gateway, HackAlert Anti-Malware, Codesecure, SmartWAF, Safelmpressions, and Malvertising Protection. The principal parties in this proceeding are Finjan, Proofpoint, and

Armorize. Finjan seeks entry of judgment that Proofpoint and Armorize have infringed and are infringing the above-listed patents, a judgment that they have induced infringement of U.S. Patent Nos. 6,154,844, 7,058,822, 7,613,918, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, a preliminary and permanent injunction from infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  A claim construction or Markman Hearing was heard on June 24, 2015, and the Court issued a Claim Construction Order on December 3, 2015. On April 12, 2016, the Court granted-in-part and denied-in-part each party’s motion for summary judgment, denying the parties’ motions for summary judgment of infringement and non-infringement for the ‘844, ‘822, ‘633, ‘408, and ‘086 Patents, and finding non-infringement of the ‘154 and ‘918 Patents. The Court also granted Finjan’s motion for summary judgment that Defendants did not have sufficient evidence that the ‘918 Patent was invalid, and denied all other motions for summary judgment that were filed by the parties with respect to validity. The Court also granted Defendants’ motion for summary judgment as to the priority date of the ‘822 patent, and denied all other motions for summary judgment regarding priority or invention date. A trial date was set for June 13, 2016. On June 7, 2016, pursuant to the parties’ Confidential Patent License, Settlement and Release Agreement, the Court dismissed the action with prejudice. On June 3, 2016, Finjan entered into a Patent License, Settlement and Release Agreement with Proofpoint, Inc. and Amorize Technologies. See "NOTE 4 - License, Settlement and Release Agreement"

Finjan, Inc. v. Sophos Inc., Case 3:14-cv-01197-WHO (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Sophos Inc. in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, and 8,141,154.  Finjan amended the Complaint on April 8, 2014, to add U.S. Patent Nos. 8,677,494 and 8,566,580 to the list of asserted patents.   Finjan asserts infringement against Sophos through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to End User Protection Suites, Endpoint Antivirus, Endpoint Antivirus - Cloud, Sophos Cloud, Unified Threat Management, Next-Gen Firewall, Secure Web Gateway, Secure Email Gateway, Web Application Firewall, Network Storage Antivirus, Virtualization Security, SharePoint Security, Secure VPN, Secure Wi-Fi and Server Security.  The principal parties in this proceeding are Finjan and Sophos.  This action is before the Honorable William H. Orrick.  Finjan seeks entry of judgment that Sophos has infringed and is infringing the above-listed patents, a judgment that Sophos has induced infringement of U.S. Patent Nos. 6,804,780, 7,613,918, 7,613,926, 7,757,289, 6,154,844, and 8,667,494, a judgment that Sophos has contributorily infringed U.S. Patent No. 8,566,580, a preliminary and permanent injunction from infringing, inducing, or contributorily infringing the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Sophos filed its Answer to Finjan’s First Amended Complaint on May 9, 2014. Both parties demanded a jury trial. Sophos filed its Amended Answer to the Complaint on May 30, 2014. Mediation pursuant to the Court's ADR Program occurred on January 13, 2015 and it has not yet resulted in resolution between the parties. Further, a Technology Tutorial took place in this matter on February 9, 2015.  A claim construction or Markman Hearing occurred on February 13, 2015.  The Court entered its Markman Order entitled “Claim Construction Order” on March 2, 2015, which is available on PACER (www.pacer.gov), as Docket No. 73.  On April 9, 2015, Finjan filed a Second Amended Complaint that included a certificate of correction for the ‘154 Patent. On November 17, 2015, Finjan filed a Third Amended Complaint to add claims of Sophos’s willful infringement. Sophos filed an Answer to Finjan’s Third Amended Complaint on December 4, 2015. On May 24, 2016, the Court issued an order on the parties’ motions to strike, motions for summary judgment, and discovery matters. In its Order, the Court granted Sophos’ motion for summary judgment of non-infringement for the ‘289 and ‘918 Patents, denied the remainder of Sophos’ motion for summary judgment, denied Finjan’s motion for summary judgment of infringement for the ‘926 and ‘494 Patents, granted Finjan’s motion for summary judgment that certain prior art references were not publicly accessible, granted Finjan’s motion to strike in part to exclude certain prior art, granted Sophos’s motion to strike in part to exclude portions of Finjan’s expert reports on infringement, and deferred ruling on Finjan’s motion for summary judgment of validity for the ‘154, ‘494, ‘780, ‘844, and ‘926 patents after reviewing supplemental filings to be submitted with the parties’ pre-trial filings. The Court also precluded Sophos from relying on documents that were produced after the close of fact discovery. Currently, a mandatory settlement conference was held on July 25, 2016 with no settlement, a pretrial conference is scheduled for August 8, 2016, and a trial date is scheduled for September 6, 2016.  There can be no assurance that Finjan will be successful in settling or litigating these claims.
Finjan, Inc. v. Symantec Corporation., Case 3:14-cv-02998-HSG (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Symantec Corporation in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. Finjan amended the Complaint on September 11, 2014 to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494 (collectively the "asserted patents").  The accused products and services include Symantec

Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, Safe-Web Lite, Norton Safe Web, Messaging Gateway, Messaging Gateway for Service Providers, Messaging Gateway Small Business Edition Managed Security Services-Advance Threat Protection, Advanced Threat Protection Solution, Symantec Protection Engine for Cloud Services, Symantec Protection Engine for Network Attached Storage, Symantec Mail Security for Domino, Symantec Mail Security for Microsoft Exchange, Symantec Scan Engine for Windows, Web Security.cloud, Email Security.cloud, AntiVirus/Filtering for Domino, AntiVirus for Linux, Mail Security for SMTP, Scan Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Linux/Solaris, Protection Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Windows, Web Gateway and Norton Security.  The principal parties in this proceeding are Finjan and Symantec. Finjan seeks entry of judgment that Symantec has infringed and is infringing the asserted patents, has contributorily infringed and is contributorily infringing U.S. Patent No. 8,015,182, and has induced infringement, and/or is inducing infringement of U.S. Patent Nos. 6,154,844, 7,613,926, 7,756,996, 7,757,289, 7,930,299, and 8,677,494, a preliminary and permanent injunction from infringing, contributorily infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Symantec answered the Amended Complaint on September 25, 2014, by denying Finjan’s allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112.  Symantec filed an Amended Answer on October 31, 2014, removing its Fourteenth Affirmative Defense of unenforceability. Both parties have demanded a jury trial.  This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  A claim construction or Markman Hearing was heard on June 29, 2015. On July 3, 2015, Symantec filed petitions for Inter Partes Review (“IPR”) before the Patent Trial and Appeal Board (“PTAB”) for all asserted claims of U.S. Patent Nos. 8,015,182, 8,141,154, 7,757,289, 7,930,299, and 7,756,996. On September 10, 2015, Symantec filed a total of 11 IPR petitions for all asserted claims of asserted patents. On August 20, 2015, Symantec filed a motion to stay the case pending completion of these eight IPR petitions. The motion was heard on October 1, 2015 and on October 9, 2015, the Court stayed the case pending the PTAB’s decision on whether to institute IPR of the claims that are the subject of Symantec’s petitions. On January 14, 2016, the PTAB denied institution of six IPRs of five asserted patents. On January 21, 2016, the parties filed a joint status report giving the Court an update regarding the status of the IPR petitions. On February 26, 2016 the PTAB denied institution of an additional two IPRs filed on separate patents, denying a total of eight petitions as of February 26, 2016. On March 11, 2016 the PTAB denied two more IPR's on patents against Symantec, denying a total of 10 petitions to date. On March 18, 2016, the PTAB granted institution on the 11th Petition by Symantec, relating to the ‘494 Patent (IPR2015-01892). On March 29, 2016, the parties jointly requested the Court lift the stay, and on March 30, 2016, the Court lifted the stay. On April 15, 2016, the parties jointly submitted a proposed schedule to the Court for the remainder of the case. On August 1, 2016 the Court issued a Scheduling Order indicating a timeline to trial but without specifically identifying a trial date. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Palo Alto Networks, Inc., Case 3:14-cv-04908 EMC (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc., in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to  Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection. Palo Alto Networks failed to timely respond to the Complaint and Finjan submitted an application for Entry of Default.  On Palo Alto Networks’ request, Finjan stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan and Palo Alto Networks. Finjan seeks entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  On October 8, 2015, the Honorable Edward M. Chen recused himself from the case and requested the case be reassigned to another judge. Also on October 8, 2015, the case was reassigned to the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. On September 25, 2015, Palo Alto Networks filed a petition for IPR before the PTAB of U.S. Patent No. 8,141,154. On September 30, 2015, Palo Alto Networks filed petitions for IPR of U.S. Patent Nos. 7,058,822, 7,418,731, 7,647,633 and 8,225,408. On November 4, 2015, Palo Alto Networks filed a IPR petition of U.S. Patent Nos. 7,613,926. On November 5, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,965,968 and 8,141,154. On November 6, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,804,780, 7,613,918, 8,225,408 and 8,667,494. On December 10, 2015, the matter was stayed pending a decision by the PTAB on whether to institute IPR of Finjan's claims of its ten patents asserted against Palo Alto

Networks. On March 21, 2016, the PTAB instituted trial on claims 1-8, 10 and 11 of the ‘154 Patent, and on April 20, 2016, the PTAB instituted trial on the same claims from a separate petition. On March 29, 2016, the PTAB instituted trial on the ‘408 Patent, claims 14 and 19 of the ‘633 Patent, and denied institution of trial on all other challenged claims of the ‘633 Patent, and all challenged claims of the ‘822 Patent and the ‘731 Patent. On May 9, 2016, the PTAB denied institution of trial on the ‘926 Patent, the ‘968 Patent, the ‘780 Patent, and the ‘918 Patent. On May 13, 2016, the PTAB instituted trial on the ‘494 Patent. On May 26, 2016, the Court ordered the stay to remain in effect until the PTAB’s final determination of the instituted IPRs. There can be no assurance that Finjan will be successful in settling or litigating these claims.
Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:15-cv-03295-BLF (N.D. Cal.):
Finjan filed a second patent infringement lawsuit against Blue Coat Systems, Inc. in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. Finjan seeks entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat filed its Answer to the Complaint with Jury Demand and Counterclaim with Jury Demand against Finjan on September 8, 2015. On September 29, 2015, Finjan filed its Answer to Blue Coat’s Counterclaim. This second Blue Coat action is also assigned to the Honorable Beth Labson Freeman. On December 15, 2015, Blue Coat filed a Motion to Stay the case pending final resolution of Case 5:13-cv-03999-BLF, and Motions for Joinder of several Petitions for IPR on five of seven asserted patents, and Ex Parte Reexamination requests for two asserted patents, filed previously by other defendants. A Case Management Conference (CMC) was held on December 17, 2015. A claim construction tutorial is scheduled for December 2, 2016, and a claim construction hearing is scheduled for December 9, 2016. A pretrial conference is scheduled for October 5, 2017, and trial is scheduled for October 30, 2017. On March 1, 2016 Finjan filed an amended Complaint to add existing Finjan patent 9,141,786 and two newly issued Finjan patents 9,189,621 (issued November 17, 2015) and 9,219,755 (issued December 22, 2015). On March 18, 2016, Blue Coat filed its Answer to the Amended Complaint and Counterclaims with Jury Demand. On April 8, 2016, Finjan filed its Answer to Blue Coat’s Counterclaims. On April 28, 2016, the Court held a hearing on Blue Coat’s motion to stay. On June 10, 2016, Finjan notified the Court on the status of the IPR and ex parte reexamination proceedings for the asserted patents. On June 27, 2016, Finjan filed an Amended Answer to Blue Coat’s counterclaims, adding an affirmative defense of collateral estoppel. On June 27, 2016, Blue Coat filed an Amended Answer to Finjan’s Amended Complaint. On July 11, 2016, Finjan filed a motion to strike certain affirmative defenses in Blue Coat’s Amended Answer, and a reply to Blue Coat’s counterclaims.
On July 26, 2016 the Court denied Blue Coat's motion to stay the second case pending proceedings before the USPTO and the PTAB. On July 28, 2016 Finjan filed a motion for preliminary injunction against Blue Coat. The preliminary injunction would prohibit Blue Coat from making, using, offering to sell or selling within the U.S. or import into the U.S. the Dynamic Real-Time Rating component of Blue Coat’s WebPulse product. A court date has been reserved so this matter may be heard by the Honorable Beth Labson Freeman on November 10, 2016. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v ESET, LLC et al., Case 3:16-cv-03731-JD (N.D. Cal.):
Finjan filed a patent infringement lawsuit against ESET, LLC and ESET SPOL S.R.O. (“ESET”) in the United States District Court for the Northern District of California on July 1, 2016, asserting that ESET infringes Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,975,305, 8,079,086, 9,189,621, and 9,219,755, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, ESET ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, Host-based Intrusion Prevention System (HIPS), and ESET LiveGrid technologies including ESET’S Home Protection, Small Office, and Business product lines and ESET Services. Finjan seeks entry of a judgment that ESET has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. An initial case management conference has been scheduled for September 29, 2016. ESET has not yet filed an Answer to the Complaint. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O.. et al., Docket No. 4c O 33/16 (Düsseldorf District Court)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O., a Slovak Republic Corporation, and ESET Deutschland GmbH (“ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. The Düsseldorf District Court is in the process of effective service to ESET SPOL. S.R.O. in Slovakia. ESET has yet to inform the court whether it will respond to Finjan’s complaint. There can be no assurance that Finjan will be successful in settling or litigating these claims.

ESET, LLC v. Finjan, Inc., Case No. 16-cv-01704 (S.D. Cal.)
ESET, LLC (“ESET”) filed a Complaint for Declaratory Judgment against Finjan, Inc. (“Finjan”) in the United States District Court for the Southern District of California on July 1, 2016, asserting that there is an actual controversy between the parties to declare that ESET does not infringe any claim of U.S. Patent No. 7,975,305 (“the ‘305 Patent”). ESET sought an entry of judgment that it has not infringed any claim of the ’305 Patent, an injunction against Finjan from asserting any of the claims in the ‘305 Patent against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. On July 11, 2016, ESET filed an Amended Complaint for Declaratory Judgment, asserting that there is an actual controversy between the parties to declare that ESET does not infringe any claim of the U.S. Patent Nos. 6,154,844 (“the ‘844 Patent”), 6,804,780 (“the ‘780 Patent”), 7,975,305 (“the ‘305 Patent”), 8,079,086 (“the ‘086 Patent”), 9,189,621 (“the ‘621 Patent”), and 9,219,755 (“the ‘755 Patent”). ESET seeks an entry of judgment that it has not infringed any claim of the ‘844, ‘780, ’305, ‘086, ‘621, and ‘755 Patents, an injunction against Finjan from asserting any of the claims of the ‘844, ‘780, ‘305, ‘086, ‘621, and ‘755 Patents against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. Finjan has not yet filed an Answer to the Complaint. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

A third third-party request for Ex Parte Reexamination of Claims 17 and 24 of U.S. Patent No. 8,079,086 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,654. The reexamination request was partially granted on February 2, 2016. Requester’s petitioned the Director to reconsider the partial denial and the petition was granted on March 21, 2016. A response to non-final Office Action is due August 6, 2016. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016 and a non-final Office Action was mailed on April 12, 2016. A response to non-final Office Action was filed on June 13, 2016. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1-7 and 28-33 of U.S. Patent No. 7,647,633 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,016. The request for reexamination was granted and a non-final Office Action was mailed November 19, 2013. The non-final Office Action included rejections of Claims 1-7 and 28-33 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on February 19, 2014. The response to non-final Office Action included arguments and a supporting declaration by Finjan showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. Additionally, a renewed petition to accept an unintentionally delayed priority claim was also submitted and the petition was granted on January 23, 2015.  An updated filing receipt reflecting the priority claim was issued. A final Office Action was issued May 22, 2015, and a Notice of Appeal was filed by Finjan on May 22, 2015. Finjan’s appeal brief was filed August 24, 2015, appealing the rejections of Claims 1-7, 28-33 and 42-52. An Examiner’s Answer was received on December 18, 2015. Finjan filed its Reply Brief requesting reversal of the rejections and a Request for Oral Hearing February 18, 2016. An Oral Hearing was conducted on June 22, 2016 and a decision reversing the Examiner’s rejections of claim 1-7, 28-33, 42, 44, 48 and 49 was mailed on June 29, 2016. An amendment cancelling rejected claims 43, 45-47 and 50-52 was filed on July 5, 2016 to move the application to Notice of Intent to Issue Reexamination Certificate (NIRC).

A second third-party request for Ex Parte Reexamination of Claims 8 and 12 of U.S. Patent No. 7,647,633 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,652. The reexamination request was granted on February 3, 2016. On May 10, 2016, the USPTO terminated the reexamination and mailed a Notice of Intent to Issue a Reexamination Certificate and on May 26, 2016, a Reexamination Certificate was issued confirming the patentability of all claims.

U.S. Patent No. 7,058,822 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1-8 and 16-27 of U.S. Patent No. 7,058,822 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,017. The request for reexamination was granted and a non-final Office Action was mailed December 6, 2013. The non-final Office Action included rejections of Claims 1-8 and 16-27 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on March 6, 2014. A final Office Action was mailed on September 8, 2014 and a response thereto was filed on October 8, 2014, which included proposed claims amendments and arguments rebutting the various prior rejections. On October 23, 2014, an Advisory Action was issued by the Patent Office maintaining the rejections from the final Office Action and indicating that Finjan’s proposed claims amendments would not be entered.  On December 8, 2014, Finjan: (1) filed a petition to the Director of the Central Reexamination Unit (CRU) under 37 CFR 1.181 challenging the Examiner’s failure to enter the amendments and requesting entry; and (2) a notice of appeal to the Patent Trial and Appeal Board. Finjan filed an appeal brief on February 8, 2015.  The Examiner filed a brief on March 30, 2015.  Finjan filed a Reply Brief and a Request for Oral Hearing on June 1, 2015, and the Appeal was docketed at the PTAB and assigned Appeal No. 2015-006304. An oral hearing before the PTAB took place on November 3, 2015. On December 30, 2015, the PTAB issue a decision reversing the Examiner’s rejection of Claims 1-8 and 16-27 and new claims 37 and 40 added during prosecution of the reexamination. On February 16, 2016, an Ex Parte Reexamination Certificate (Certificate No. US 7,058,822 C1) was issued to Finjan by the USPTO. Finjan was granted U.S. Patent Nos. 9,141,786 and 9,219,755 containing additional claims on September 22, 2015 and December 2, 2015, respectively. A Track 1 (accelerated examination) continuation application was filed on November 16, 2015, seeking yet additional claim coverage.

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

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):
A third-party request for Inter Partes Reexamination of all Claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. Finjan filed a response to non-final Office Action and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. Finjan responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. Symantec responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, Finjan filed a Notice of Appeal of the rejection of Claims 1-55 followed by an Appeal Brief on September 2, 2014.  The Requester Symantec filed a respondent brief on October 2, 2014.  The Examiner filed a brief on March 25, 2015.  Finjan filed a Rebuttal Brief on April 27, 2015 and a Request for Oral Hearing on May 26, 2015. The Rebuttal Brief maintained Finjan’s request to review the rejections of Claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54. Claims 1, 5, 6, 12, 15, 21, 33, 37, 38, 45, 52 and 55 were withdrawn from appeal in view the final invalidity decision issued on September 15, 2014 by the Federal Circuit. The Appeal was forwarded to the PTAB in accordance with the Notice mailed June 2, 2015. Finjan also sought examination of additional claims through multiple Track I expedited continuation applications. Finjan was granted U.S. Patent Nos. 9,189,621 and 9,291,755 containing those additional claims on November 17, 2015 and December 22, 2015, respectively. Oral argument was heard on February 17, 1016. On February 29, 2016, the PTAB issued a decision affirming the rejections of the Examiner. On March 29, 2016, Finjan filed a request for rehearing regarding the rejection of claims 22-32 and 46 and the Requester filed comments on April 28, 2016. We are awaiting the PTAB’s decision on the Request for Rehearing. There can be no assurance that Finjan will be successful in rebutting the patentability challenge to Claims 22-32 and 46 before the USPTO.

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
U.S. Patent No. 8,141,154 (the “’154 Patent”)
On July 3, 2015, April 19, 2016, and May 26, 2016, Symantec Corporation filed three (3) separate petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547; IPR2016-00919; IPR2016-01071), and moved to join the petition for IPR filed by Palo Alto Networks with respect to the ‘154 Patent (IPR2016-00151).  Finjan filed a POPR to the petition in IPR2015-01547 on October 19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings in IPR2015-01547 on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing with respect to IPR2015-01547, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing. With respect to IPR2016-00919 and IPR2016-01071 on the ‘154 Patent, the PTAB’s decision is pending.
U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 10, 2015, Symantec Corporation filed two (2) separate petitions for IPR of U.S. Patent No. 8,677,494 (IPR2015-01892/01897). Finjan filed POPRs to the petitions on December 28, 2015. With respect to IPR 2015-01897, the PTAB denied institution of IPR proceedings on the ‘494 Patent on February 26, 2016. On March 18, 2016, the PTAB granted institution of IPR proceedings on the ‘494 Patent (IPR2015-01892). On April 1, 2016, Finjan filed a partial request for rehearing. On May 23, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 21, 2016, Finjan filed its Patent Owner Response to Symantec’s Petition in IPR 2015-01892.
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
U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 and a Motion for Joinder to Symantec’s Petition for IPR of the ‘154 Patent (IPR2015-01547). (IPR2015-01979; IPR2016-00151). Finjan filed a POPR to the first petition in IPR2015-01979 on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. On April 5, 2016, Finjan filed a partial request for rehearing, and on April 19, 2016, the PTAB denied Finjan’s partial request for rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151 on the ‘154 Patent, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a partial request for rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a joint notice to amend the Scheduling Order.
U.S. Patent No. 7,647,633 (the “’633 Patent”)
On September 30, 2015, Palo Alto Networks, Inc. filed a petition for IPR of U.S. Patent No. 7,647,633 (IPR2015-01974). Finjan filed a POPR to the petition on January 7, 2016. On March 29, 2016, the PTAB granted institution of IPR proceedings with respect to claims 14 and 19 of the ‘633 Patent, and denied institution with respect to all other challenged claims. On April 12, 2016, Palo Alto Networks filed a request for rehearing. On May 18, 2016, the PTAB denied Palo Alto Networks’ Request for Rehearing. On June 1, 2016, the parties filed a joint notice to amend the Scheduling Order.

U.S. Patent No. 7,058,822 (the “’822 Patent”)
On September 30, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,058,822 (IPR2015-01999). Finjan filed a POPR to the petition on January 6, 2016. The PTAB denied institution of IPR proceedings on the ‘822 Patent on March 29, 2016. On April 28, 2016, Palo Alto Networks filed a Request for Rehearing, and on May 18, 2016, the PTAB granted Palo Alto Networks’ Request for Rehearing but did not alter its Decision denying institution.

U.S. Patent No. 7,418,731 (the “’731 Patent”)
On September 30, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,418,731 (IPR2015-02000). Finjan filed a POPR to the petition on January 8, 2016. The PTAB denied institution of IPR proceedings on the ‘731 Patent on March 23, 2016. On April 22, 2016, Palo Alto Networks filed a Request for Rehearing.

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed POPRs to the petitions on January 6, 2016, and February 17, 2016 respectively. On March 29, 2016, the PTAB granted institution of IPR proceedings in IPR2015-02001 and IPR2016-00157. On April 12, 2016, Finjan filed requests for rehearing. On May 16, 2016, the PTAB denied Finjan’s Requests for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order.

U.S. Patent No. 7,613,926 (the “’926 Patent”)
On November 4, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,613,926 (IPR 2016-00145). Finjan filed a POPR to the petition on February 17, 2016. On May 9, 2016, the PTAB denied institution of IPR.

U.S. Patent No. 6,965,968 (the “’968 Patent”)
On November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 6,965,968 (IPR 2016-00149, IPR2016-00150). Finjan filed POPRs to the petitions on February 17, 2016. On May 16, 2016, the PTAB denied institution of IPR proceedings on both petitions.

U.S. Patent No. 6,804,780 (the “’780 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 6,804,780 (IPR 2016-00165). Finjan filed a POPR to the petition on February 17, 2016. On April 21, 2016, the PTAB denied institution of IPR.

U.S. Patent No. 7,613,918 (the “’918 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,613,918 (IPR 2016-00164). Finjan filed a POPR to the petition on February 17, 2016. On May 5, 2016, the PTAB denied institution of IPR.

U.S. Patent No. 8,677,494 (the “'494 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order.

U.S. Patent No. 6,965,968 (the “’968 Patent”)
On January 19, 2016, Blue Coat Systems, Inc. filed two Petitions for IPR of U.S. Patent No. 6,965,968 (“the ‘968 Patent”) (IPR2016-00478; IPR2016-00479) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘968 Patent (IPR2015-00149; IPR2015-00150). On April 22, 2016, Finjan filed a POPR to the petitions. On June 20, 2016, the PTAB denied institution of IPR proceedings on both petitions.

U.S. Patent No. 7,647,633 (the “’633 Patent”)
On January 20, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (“the ‘633 Patent”) (IPR2016-00480) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘633 Patent (IPR2015-01974). On April 22, 2016, Finjan filed a POPR to the petition. On June 24, 2016, the PTAB instituted IPR, and granted Blue Coat’s Motion for Joinder.

U.S. Patent No. 7,418,731 (the “’731 Patent”)
On January 21, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,418,731 (“the ‘731 Patent”) (IPR2016-00493) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘731 Patent (IPR2015-0200). On April 29, 2016, Finjan filed a POPR to the petition. On June 8, 2016, the PTAB denied institution of IPR.

U.S. Patent No. 6,804,780 (the “’780 Patent”)
On January 21, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 6,804,780 (“the ‘780 Patent”) (IPR2016-00492) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘780 Patent (IPR2016-00165). On April 29, 2016, Finjan filed a POPR to the petition. On June 8, 2016, the PTAB denied institution of IPR.

U.S. Patent No. 6,154,844 (the “’844 Patent”)
On January 25, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 6,154,844 (“the ‘844 Patent”) (IPR2016-00498) and a Motion for Joinder to Symantec Corp.’s Petition for IPR of the ‘844 Patent (IPR2015-01894). On April 29, 2016, Finjan filed a POPR to the petition. On June 20, 2016, the PTAB dismissed the Petition and motion for joinder pursuant to Blue Coat’s motion to dismiss.

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On May 2, 2016, Blue Coat Systems, Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2016-00955; IPR2016-00956), and Motion for Joinder to Palo Alto Networks, Inc.’s Petitions for IPR of the ‘408 Patent (IPR2015-02001 and IPR2016-00157).

U.S. Patent No. 8,677,494 (the “494 Patent”)
On April 14, 2016 and on June 10, 2016, Blue Coat Systems, Inc. filed two Petitions for IPR of United States Patent No. 8,677,494 (IPR2016-00890; IPR2016-01174) and a Motion for Joinder to Symantec Corp.’s Petition for IPR of the ‘494 Patent (IPR2015-01892) and Palo Alto Networks, Inc.’s Petition for IPR of the ‘494 Patent (IPR2016-00159).

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On April 21, 2016, Proofpoint, Inc. and Armorize Technologies, Inc. filed a Petition for IPR of U.S. Patent No. 8,141,154 (IPR2016-00937) and a Motion for Joinder to Palo Alto Networks, Inc.’s Petition for IPR of the ‘154 Patent (IPR2015-01979). On June 24, 2016, the PTAB terminated the IPR proceedings pursuant to a joint motion.

U.S. Patent No. 7,647,633 (the “’633 Patent”)
On April 29, 2016, Proofpoint, Inc. and Armorize Technologies, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (“the ‘633 Patent”) (IPR2016-00966) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘633 Patent (IPR2015-01974). On June 24, 2016, the PTAB terminated the IPR proceedings pursuant to a joint motion.

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On April 29, 2016, Proofpoint, Inc. and Armorize Technologies, Inc. filed two separate Petitions for IPR of U.S. Patent No. 8,225,408 (the “’408 Patent”) (IPR2016-00967; IPR2016-00970) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘408 Patent (IPR2015-02001; IPR2016-00157). On June 24, 2016, the PTAB terminated the IPR proceedings pursuant to a joint motion.

U.S. Patent No. 8,079,086 (the “’086 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,079,086 (the “’086 Patent”) (IPR2016-01444).

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,225,408 (the “’408 Patent”) (IPR2016-01441).

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,677,494 (the “’494 Patent”) (IPR2016-01443).

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

As of June 30, 2016, we had 12 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

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

Future Growth Strategy

Our mission, for the foreseeable future, is to build a diversified cybersecurity company benefiting from historical investments in technology and patents while expanding into new product and services offerings. We believe our patented technologies continue to hold significant value and we intend to vigorously protect our investment, the value of our existing licensees’ investments, and the value that technology and intellectual property represents for our shareholders. We are pursuing and will continue to pursue our growth through the following strategies:

•
Develop and Expand Existing Patent Portfolio - We have obtained and endeavor to continue to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space. For example, on:

•	September 22, 2015 Finjan was issued U.S. Patent No. 9,141,786 (‘786 Patent) covering our new secure mobile browser application;

•	November 17, 2015 Finjan was issued U.S. Patent No. 9,189,621 (‘621 Patent) covering malicious mobile code runtime monitoring system and methods;

•	December 22, 2015 Finjan was issued U.S. Patent No. 9,219,755 (‘755 Patent) covering malicious mobile code runtime monitoring system and methods;

•	March 22, 2016 Finjan was issued U.S. Patent No. 9,294,493 (‘493 Patent) covering computer security method and system with input parameter validation;

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

Recent Accounting Pronouncements

See "NOTE 1 - The Company and summary of significant accounting policies, - Recently issued accounting pronouncements not yet adopted"

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings 2014 Incentive Plan (“2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. A total of 469,902 restricted stock units and 1,738,642 options remain outstanding as of June 30, 2016, under the 2014 Plan. We expect that future equity-based awards will continue to be made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

We continue to increase the number of our employees to help execute our strategy in the cybersecurity business and support our public company functions, and expect to hire additional employees in both capacities.  Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical period presented in our financial statements.

Results of Operations

The Company's revenues for the three and six months ended June 30, 2016 increased by 829% or $5.8 million to $6.5 million, and 1,157% or $8.1 million to $8.8 million, compared to $0.7 million and $0.7 million for the same periods ended June 30, 2015. Revenue of $8.8 million is comprised of $2 million from a September 2014 license agreement, $0.3 million from an April 2015 license agreement, $4.3 million from a license agreement from June 2016, $1.6 million from a license agreement from December 2015 and $0.6 million from a license agreement from June 2016. Revenue is determined by the timing of licensing agreements or litigation settlements and can vary period to period. In the quarter ended June 30, 2016, we reached a licensing agreement with a licensee and recorded the first portion of a multi-year agreement which accounted for over half the period revenues. Along with this revenue, we also received funds from existing agreements reached in prior periods. At this time we recognize revenue as future payments become fixed and determinable. For outstanding license agreements, the Company has not yet received $8.6 million in fees. Such revenue is currently expected to be considered fixed and determinable and recognized as follows; approximately $1.0 million in revenue in 2016, $4.3 million in 2017 and $3.3 million in 2018.

The Company's costs of goods sold for the three and six months ended June 30, 2016 increased $2.1 million or 3,500% each, compared to the same periods ended June 30, 2015. The Company accrues and/or recognizes cost of goods sold upfront when initially recognizing a new agreement, while revenues are recognized when they become fixed and determinable, often over several quarters. As a result, margin percentages were lower in 2016 despite higher revenues.

Research and development expenses were $0.05 million and $0.1 million during the three and six months ended June 30, 2016. There were no research and development expenses in the same periods ended June 30, 2015. The Company’s recent focus on research and development consisted primarily of professional services associated with the development of mobile security application products. The Company plans to accelerate its efforts in security application products, including mobile.

During the three and six months ended June 30, 2016, selling, general and administrative expenses decreased by 28% or $1.3 million to $3.3 million, and 23% or $2.0 million to $6.8 million, respectively, as compared to the same periods ended June 30, 2015. These expenses consist primarily of stock-based compensation, accounting, legal and other professional fees. For the three and six months ended June 30, 2016, litigation expenses decreased $1.8 million to $1.1 million, and $2.7 million to $2.1 million, respectively, the decrease is primarily due to reduced litigation expenses which will vary based on the timing of the various outstanding actions as discussed in Note 8 of our condensed consolidated financial statements. For the three months ended June 30, 2016, headcount expense increased $0.05 million to $1.1 million compared to the same period ended June 30, 2015. Headcount expense decreased for the six months ended June 30, 2016, by $0.3 million to $2.1 million, as compared to the same period ended June 30, 2015, primarily due to the reduction of two employees. Included in these expenses is stock based compensation of $0.3 million and $0.5 million for the three and six months ended June 30, 2016, respectively, compared to $0.1 million and $0.5 million in the same periods ended June 30, 2015, respectively. Operations related expenses increased $0.3 million to $1.0 million, and $0.5 million to $2.1 million, respectively, for the three and six months ended June 30, 2016, as compared to the same periods ended June 30, 2015.

Return on investment for the three and six months ended June 30, 2016 was $0, down from $1.3 million in the same periods ended June 30, 2015 and was due to a distribution from our investment in the JVP Fund in 2015, which represents a portion of the gross proceeds allocated to the Company’s investment.

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

In addition, on November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $3.0 million of the commitment remains unfunded. The fund can make a call on our remaining $3.0 million commitment at any time until 2018.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

The Company leases its corporate headquarters office in Silicon Valley, and offices in New York, New York, Menlo Park, California and Tel Aviv, Israel. Under the terms of the four leases, the Company owes minimum lease obligations of $1.6 million over the remaining life of the leases, of which $1.0 million is for the Silicon Valley headquarters lease. During 2015 the Company entered into subleases for each of the Menlo Park and New York offices for essentially the remaining duration of the leases. As of June 30, 2016, the total future minimum lease payments to be received under the Menlo Park and New York subleases was $273,000 and $373,000, respectively.

Our primary sources of liquidity are cash flows from operations, principally historical and future proceeds from licenses, settlements and judgments in connection with our patent enforcement and licensing activities, as well as the current quarter's equity financing. On September 24, 2014, and during 2015 and 2016, Finjan entered into licensing agreements that provides for installment payments through January, 2018.  The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period. We also raised approximately $9.5 million from the Preferred Stock financing, net of issuance costs.

As of June 30, 2016, we had approximately $17.2 million of cash and cash equivalents and $13.2 million of working capital. The increase in our cash and cash equivalents of approximately $11.1 million to $17.2 million at June 30, 2016 from $6.1 million at December 31, 2015, is primarily attributable to $9.5 million received from financing activities and $8.9 million received from licensing agreements, offset by $7.0 million used in operations and $0.3 million used in investing activities. The $9.5 million of the monies received from financing activities is from the Series A Preferred Stock financing.  Redemptions are tied, at the option of the holder, to future proceeds and are subject to dividends accreted to the investors over time, both as defined in the Certificate of Designation.  The first redemption occurred subsequent to quarter end, when we redeemed $2.6 million or 17,286 shares of the

Series A Preferred Stock; $1.7 million reduced the value of the Series A Preferred stock and $0.9 million reduced the accretive value of the Series A Preferred Stock. Based on expected revenue to be received from outstanding license agreements, we would have to make redemption payments of $0.2 million, $2.2 million and $1.7 million, for the remainder of 2016, in 2017 and in 2018, respectively.

Based on current forecasts and assumptions, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months from the date of filing this quarterly report. Such forecasts include approximately $5.3 million of licensing revenue to be received by January 13, 2017 under existing contracts. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. To insure against any such difficulties, we may raise additional capital to fund licensing and enforcement actions, planned research and development activities and to better solidify our financial position. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. Further, if the Company is unable to obtain additional funding on a timely basis, the Company may be required to curtail or terminate some or all of its business plans.

Cash flows from Operating Activities:

Net cash provided by Finjan’s operating activities of $1.8 million during the six months ended June 30, 2016, is primarily due to $8.8 million in revenue from licensing agreements entered into during 2014, 2015 and 2016, offset by $7.0 million used in operations. Net cash used in operating activities of $6.2 million during the six months ended June 30, 2015 is primarily due to our loss of $6.8 million and the non-cash return on investment of $1.3 million, offset by changes on accounts receivable collection and other working capital of $1.9 million.

Cash used in Investing Activities:

Cash used in investing activities was $0.3 million during the six months ended June 30, 2016. Cash provided by investing activities was $0.8 million during the six months ended June 30, 2015, offset by $0.2 million in the purchase of property and equipment.

Cash provided by Financing Activities:

Cash provided by financing activities was $9.6 million during the six months ended June 30, 2016 versus $0.0 during the six months ended June 30, 2015.  Cash provided by financing activities for the six months ended June 30, 2016 primarily resulted from the Series A Preferred Stock Financing in May, 2016. Redemptions are tied, at the option of the holder, to future proceeds and are subject to dividends accreted to the investors over time, both as defined in the Certificate of Designation.  The first redemption occurred subsequent to quarter end. We redeemed $2.6 million or 17,286 shares of the Series A Preferred stock; $1.7 million reduced the value of the Series A Preferred stock and $0.9 million reduced the accretive value of the Series A Preferred stock.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of June 30, 2016, totaled $17.2 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Philip Hartstein, and our Chief Financial Officer and Treasurer, Michael D. Noonan, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2016, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
See "NOTE 8 - Litigation, Claims, and Assessments"

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during the quarter ended June 30, 2016 have been reported by the Company on Form 8-K filed with the SEC

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

Dated:  August 9, 2016

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Noonan
Michael Noonan
Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Designation of Series A Preferred Stock dated May 20, 2016 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K/A filed on May 24, 2016)

10.1
Series A Preferred Stock Purchase Agreement, dated May 6, 2016, between Finjan Holdings, Inc. and Halcyon Long Duration Recoveries Investments I LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 12, 2016)

10.2	Patent License, Settlement and Release Agreement, dated June 3, 2016, between Finjan, Inc. and Proofpoint, Inc. and Armorize Technologies*%

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
%	Confidential treatment has been requested with respect to certain omitted portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
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