Form 10-Q
period 2016-09-30
FINJAN HOLDINGS, INC.
filed 2016-11-10
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

As of November 4, 2016, 22,901,061 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

Exhibit Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

 FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	September 30 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,563	$6,101
Prepaid expenses and other current assets	185	322
Total current assets	11,748	6,423

Property and equipment, net	224	257
Investment	2,745	2,195
Other long-term assets	325	325
Total assets	$15,042	$9,200
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,132	$2,220
Accounts payable - related parties	13	17
Accrued expenses	2,298	450
Accrued income taxes	9	9
Other liabilities, current	—	32
Total current liabilities	4,452	2,728
Other liabilities, non-current	124	130
Total liabilities	4,576	2,858
Commitments and contingencies (Note 2)

Redeemable Preferred Stock
Series A Preferred stock - $0.0001 par value, 84,714 and nil issued and outstanding at September 30, 2016 and December 31, 2015, respectively (Liquidation preference of $13,977 at September 30, 2016)	13,686	0
Stockholders' (deficit) equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding (which excludes 84,714 shares and nil Series A Redeemable Preferred Stock at September 30, 2016 and December 31, 2015, respectively) at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 22,864,574 and 22,640,611 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	17,950	23,946
Accumulated deficit	(21,172)	(17,606)
Total stockholders' (deficit) equity	(3,220)	6,342
Total liabilities and stockholders' equity	$15,042	$9,200

The accompanying notes are an integral part of the condensed consolidated financial statements

2

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amount)
(Unaudited)

	Three Months Ended September 30, 2016		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$1,141	$—	$9,988	$700
Cost of revenues	—	—	2,237	60
Gross profit	1,141	—	7,751	640
Research and development expense	259	206	364	352
Selling, general and administrative expenses	4,184	4,490	10,953	13,108
Loss from operations	(3,302)	(4,696)	(3,566)	(12,820)
Return on investment	—	—	—	1,271
Other income (expense), net	—	(4)	—	11
Loss before income taxes	(3,302)	(4,700)	(3,566)	(11,538)
Provision for income taxes	—	—	—	5
Net Loss	(3,302)	(4,700)	(3,566)	(11,543)

Accretion of Series A Preferred shares	(1,309)	—	(6,789)	—
Net loss to common stockholders	$(4,611)	$(4,700)	$(10,355)	$(11,543)

Net loss per share applicable to common stockholders, basic and diluted	$(0.20)	$(0.21)	$(0.45)	$(0.51)

Weighted-average common shares outstanding, basic and diluted	22,853,865	22,561,745	22,775,918	22,522,910

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,566)	$(11,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Return on Investment	—	(1,271)
Depreciation and amortization	42	35
Stock-based compensation	682	642
Changes in operating assets and liabilities:
Accounts receivable	—	2,016
Prepaid expenses and other current assets	137	(129)
Other long-term assets	—	(301)
Accrued expenses	1,848	(363)
Accounts payable	(88)	473
Accounts payable - related parties	(4)	(92)
Other liabilities	(38)	65
Accrued income taxes	—	8
Net cash used in operating activities	(987)	(10,460)

Cash flows from investing activities:
Purchases of property and equipment	(9)	(264)
Proceeds from investment	—	826
Purchase of additional investment	(550)	(500)
Net cash (used in) provided by investing activities	(559)	62

Cash flows from financing activities:
Proceeds from the sale of Series A Preferred shares, net of issuance costs	9,490	—
Redemption Series A Preferred shares	(2,593)	—
Proceeds from exercise of stock options	111	49
Net cash provided by financing activities	7,008	49
Net increase (decrease) in cash and cash equivalents	5,462	(10,349)
Cash and cash equivalents - beginning	6,101	17,505
Cash and cash equivalents - ending	$11,563	$7,156

Supplemental Disclosures of Cash Flow Information
Additional investment held by investee	—	445
Accretion of Series A Preferred shares to redemption value	$6,789	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Finjan Holdings, Inc., a Delaware corporation (the “Company” or “Finjan Holdings”), is a cybersecurity company focused on licensing and enforcement, developing mobile security applications, providing consulting services, and investing in cybersecurity technologies and intellectual property.  Licensing and enforcement of its cybersecurity technology patent portfolio is operated by its wholly-owned subsidiary Finjan, Inc. (“Finjan”).  The mobile security business is operated by its wholly owned subsidiary Finjan Mobile, Inc., ("Finjan Mobile") and the consulting services business is operated by its wholly-owned subsidiary, CybeRisk Security Solutions LLC ("CybeRisk"). Revenues and operations from the Company's Finjan Mobile security business and the Company's CybeRisk advisory services were deemed immaterial for the three and nine months ended September 30, 2016 and 2015.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the year ending December 31, 2016, or any other interim or future periods.

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

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all of its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of September 30, 2016 and December 31, 2015, substantially all of the Company’s cash and cash equivalents are uninsured.

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

Potentially dilutive common shares from employee equity plans are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive and consist of the following:

	September 30,
	2016	2015
Stock options	1,718,832	1,440,832
Restricted Stock Units	431,747	465,197
Total	2,150,579	1,906,029

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In August, 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” that addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addresses the eight specific cash flow issues. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect of this standard on its consolidated financial statements and related disclosures.
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

In March 2016, the FASB issued ASU No. 2016-08 "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early adoption is permitted commencing January 1, 2017. Subsequently, in April 2016, the FASB issued ASU No. 2016-10 ‘’Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”): identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect of the new revenue standard on its consolidated financial statements and related disclosures.

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

NOTE 2 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of September 30, 2016 (in thousands):

For the year ending December 31,
2016, (remaining three months)	$271
2017	781
2018	459
$1,511

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $75,000 and $80,000 as of September 30, 2016 and December 31, 2015, respectively, and is included in long term liabilities on the condensed consolidated balance sheets.

Rent expense was $188,000 and $586,000 for the three and nine months ended September 30, 2016, respectively, and $187,000 and $474,000 for the three and nine months ended September 30, 2015, respectively.

Rental income, which commenced in the third quarter of 2015, was $88,000 and $260,000, respectively for the three and nine months ended September 30, 2016, and $31,000 for the same periods in 2015.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under the sublease agreements as of September 30, 2016 are as follows (in thousands):

For the year ending December 31,	New York	Menlo Park	Total
2016, (remaining three months)	$41	$48	$89
2017	165	178	343
2018	127	—	127
	$333	$226	559

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

On June 8, 2015, the Company received a cash distribution of $0.8 million as a portion of a gross entitlement of $1.3 million from its investment in the JVP Fund, the remainder $0.5 million was reinvested in the fund. Along with its cash investments of $2.3 million, it represents a total investment of $2.8 million. The distribution is a portion of the gross proceeds allocated to the Company's investment. The retained proceeds did not reduce the Company's future capital commitment to the venture capital fund. The Company has made a $0.6 million contribution to the fund during the nine months ended September 30, 2016. As of September 30, 2016, the Company had a $2.7 million outstanding capital commitment to the venture capital fund, which can be called any time.

NOTE 3 - ACCRUED EXPENSES

The components of accrued expenses are as below:

	September 30, 2016	December 31, 2015
	(in thousands)
Legal - Litigation / Licensing	$2,024	$100
Legal - Other	—	146
Compensation	259	204
Other	15	—
	$2,298	$450

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

On June 3, 2016, Finjan entered into a Patent License, Settlement and Release Agreement with Proofpoint, Inc. and Amorize Technologies (collectively, “Proofpoint”). The Proofpoint license provides for licensee to pay Finjan the sum of $10.9 million in cash, in which $4.3 million was received on June 6, 2016, $3.3 million is payable on or before January 4, 2017, and $3.3 million is payable on or before January 3, 2018. The Company recognized $4.3 million of the $10.9 million license as revenues as of June 30, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 1. The remaining balance of $6.6 million under the terms of the June 3, 2016 License will be recognized as revenues when collectability is reasonably assured. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant Proofpoint a non-exclusive, irrevocable (except in the case of non-payment by Proofpoint or other material breach), worldwide license under Finjan Patents during the Term as specified in the June 3, 2016 License.

On December 30, 2015, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (“December 30, 2015 License”), effective December 29, 2015, with a United States-based third party (“U.S. Licensee”). The December 30, 2015 License provides for U.S. Licensee to pay Finjan the sum of $3.65 million in cash, in which $1.0 million was received on December 30, 2015, $1.65 million was received on June 27, 2016, and $1.0 million was received on September 1, 2016. The Company recognized $1.0 million of the $3.65 million license as revenues as of December 31, 2015, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 1. The Company received and recognized $1.65 million and $1 million as revenues during the quarter ended June 30, 2016 and September 30, 2016, respectively. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant U.S. Licensee a non-exclusive, irrevocable (except in the case of non-payment by U.S Licensee or other material breach), worldwide license under Finjan Patents during the Term as specified in the December 30, 2015 License.

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement (the “April 7, 2015 License”), effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The Company recognized $700,000 of the $1.0 million license as revenues as of September 30, 2015, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 1. The remaining balance of $300,000 under the terms of the April 7, 2015 License was recognized as revenues as of March 31, 2016. The April 7, 2015 License also provides for the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues (the “F-Secure Patents”). The Company has not yet determined if these patents fit into its business model, therefore any value of these patents would be limited to their cost which would be their filing fees, an immaterial amount. As such, the Company has concluded that their value is de minimis. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid, non-exclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents

On September 24, 2014, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (the “September 24, 2014 License”) with a third party against whom Finjan had filed a patent infringement lawsuit.  Pursuant to this September 24, 2014 License, the third party and Finjan also agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement. Under the September 24, 2014 License, the third party will pay Finjan a license fee of $8.0 million payable in four installments.  The first installment of $3.0 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2.0 million was received on January 16, 2015, the third installment of $2.0 million was payable on or before January 15, 2016, and received on January 14, 2016. The fourth and final installment of $1.0 million is payable on or before January 13, 2017. The remaining balance of $1.0 million under the terms of the September 24, 2014 License agreement will be recognized as revenues when collectability is reasonably assured.

NOTE 5 - SERIES A PREFERRED STOCK

On May 6, 2016, Finjan entered into a Series A Preferred Stock Purchase Agreement with Halcyon LDRII, pursuant to which the Company agreed to issue to Halcyon LDRII in a private placement an aggregate of 102,000 shares of the Company’s Series A Preferred Stock Shares at a purchase price of $100.00 per share, for aggregate proceeds of $10.2 million. The closing of the Private Placement occurred on May 20, 2016. The Company incurred issuance costs of $0.7 million which are recorded as an offset to the redeemable preferred stock.

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

On July 1, 2016, the Company redeemed $2.6 million or 17,286 shares of the Series A Preferred stock; $1.7 million reduced the original recorded value of the Series A Preferred stock and $0.9 million reduced the accreted value.

On August 19, 2016, the Company's Series A Preferred liquidation preference increased from 1.50 to 1.65; as a result, the Company accreted a dividend of $1.3 million. At September 30, 2016, the Series A Preferred stock was $13.7 million, net of the July redemption and the Liquidation value was $14.0 million.

Subsequent to quarter end, the Company redeemed $0.2 million or 1,212 shares of the Series A Preferred stock; $0.1 million reduced the original recorded value of the Series A Preferred stock and $0.1 million reduced the accreted value.

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

The Company has issued a total of 836,872 Restricted Stock Units ("RSUs") of which 431,747 remain outstanding as of September 30, 2016.  RSUs generally vest over three or four years, with one-third or one-fourth, respectively, vesting on the one-year anniversary followed by quarterly vesting thereafter.

Upon shareholder approval of the 2014 Plan, the 2013 Global Share Option Plan and Israeli Sub-Plan were terminated, other than respect to options outstanding under such plans. 1,718,832 options remain outstanding under the 2013 and 2014 plans as of September 30, 2016.

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

During the three and nine months ended September 30, 2016, the Company expensed $229,000 and $682,000, respectively, and $187,000 and $642,000 for three and nine months ended September 30, 2015, respectively, of stock-based compensation in the condensed consolidated statements of operations. All stock-based compensation expenses were selling, general and administration related. The aggregate intrinsic value of stock options outstanding and exercisable as of September 30, 2016 was $0.

During the three and nine months ended September 30, 2016, the Company granted options to purchase zero and 295,000 shares of common stock, respectively. During the three and nine months ended September 30, 2016, the Company granted zero and 200,000 RSUs of common stock, respectively.

During the three and nine months ended September 30, 2016, zero and 20,000 RSUs were forfeited, respectively. During the three and nine months ended September 30, 2016, zero and 20,000 options were forfeited, respectively.

Number of Options Outstanding		Number of RSU's Outstanding

Outstanding 2013 & 2014 Plans – December 31, 2015	1,510,832	Non vested - December 31, 2015	408,710
Options granted	295,000	Shares granted	200,000
Options exercised	(67,000)	Shares vested	(156,963)
Options forfeited	(20,000)	Shares forfeited	(20,000)
Options expired	—	Shares expired	—
		Non Vested & Outstanding - September 30, 2016	431,747
Outstanding – September 30, 2016	1,718,832

Exercisable – September 30, 2016	1,263,844

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Three Months Ended September 30	Nine Months Ended September 30,
	2015	2016	2015
Volatility	110%	149% - 152%	94% - 112%
Expected term (in years)	6	7	6
Risk-free rate	1.66%	1.22% - 1.26%	1.54% - 1.64%
Expected dividend yield	0%	0%	0%
Weighted-average grant date fair value	$1.19	$0.96 - 1.15	$1.16 - 1.18

There were no grants issued in the current quarter.

The risk-free interest rate is based on the U.S. Treasury rates with maturities similar to the expected term of the option. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate and was based on historical volatility of comparative companies that are similar to the Company. For the nine months ended September 30, 2016, the Company updated its volatility assumptions to reflect the increased trading history in the Company’s stock. The expected term was estimated using the simplified method. The simplified method calculates the expected term as the average of the time to vesting and the contractual life of the option. The dividend yield is 0% as the Company has never declared or paid any cash dividends and does not anticipate paying dividends in the future.

NOTE 7 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 and $114,000 in legal fees to the firm during the three and nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company has balances due to this firm of $13,000 at both dates.

The Company obtained social media and investor related services from a firm in which the Company’s Chief Financial Officer holds a 50% interest.  The Company incurred approximately $0 and $22,000 in fees to the firm during the three and nine months ended September 30, 2016, respectively and $24,000 and $62,000 for the three and nine months ended September 30, 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had balances due to this firm of $0 and $4,000, respectively. Effective June 30, 2016, the Company canceled this service agreement.

NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., 4:13-cv-03133SBA, (N.D. Cal):

Finjan filed a patent infringement lawsuit against FireEye, Inc. in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. Finjan amended its Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. Finjan seeks entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered Finjan's Amended Complaint on September 3, 2013, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 2, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of U.S. Patent Nos. 7,058,822 (“the ‘822 Patent”) and 7,647,633 (“the ‘633 Patent”). Accordingly, the action was placed off calendar until the U.S. Patent and Trademark Office ("USPTO") completed its administrative reexamination proceedings. On February 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-8 and 16-27 of the ‘822 Patent. On May 31, 2016, pursuant to the Court’s Order Granting Motion to Stay Pending Reexamination, the parties filed a joint status report regarding the status of reexamination proceedings of the ‘822 and ‘633 Patents. On September 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-7 and 28-33 of the ‘633 Patent. On October 4, 2016, the Court directed the parties that if FireEye intends to file a Renewed Motion to Stay, it must do so by November 4, 2016. On November 3, 2016, FireEye filed its Renewed Motion for Stay. Finjan's response to the motion is due November 17, 2016, and FireEye's reply is due November 25, 2016. A hearing on this Motion is set for December 14, 2016. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:13-cv-03999-BLF, (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,333 patents. The principal parties in this proceeding are Finjan and Blue Coat. This action is before the Honorable Judge Beth Labson Freeman. The Court held a claim construction, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844, 7,058,822, 7,418,731, and 7,647,633, on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118.  Trial for this action took place from July 20, 2015 through August 4, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan approximately $39.5 million in damages as reasonable royalties for Blue Coat's infringement. On September 9, 2015, the Court held a bench trial on non-jury legal issues, and issued findings of fact and conclusions of law on November 20, 2015. On November 20, 2015, the Court entered Judgment in favor of Finjan. On January 29, 2016, the Court taxed costs against Blue Coat. A hearing for the parties’ post-trial motions was held on April 28, 2016. On July 18, 2016, the Court issued an order upholding the jury’s verdict of infringement, validity, and damages, and denying Blue Coat’s motion to amend the Court’s findings of fact and conclusions of law, denying Blue Coat’s motion for judgment as a matter of law, granting Blue Coat’s motion to amend the judgment to show infringement under the doctrine of equivalents is moot for the ‘844, ‘968, and ‘780 patents, denying Blue Coat’s motion for a new trial, denying Finjan’s motion for enhanced damages, granting Finjan’s motion for pre-and post-judgment interest, and denying Finjan’s motion for attorneys’ fees. Blue Coat filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on August 17, 2016, and an Amended Notice of Appeal on August 22, 2016. Blue Coat’s appeal seeks a reversal of the jury’s findings of infringement, validity and damages, as well as a reversal of the Court’s finding of patent eligibility. On September 2, 2016, the parties submitted a joint stipulation for approval of a supersedeas bond and a stay of enforcement of the judgment pending the resolution of Blue Coat’s appeal. On September 7, 2016, the Court approved Blue Coat’s bond in the amount of $40,086,172.78. Finjan has not received any revenue from Blue Coat with respect to this lawsuit. There can be no assurance that Finjan will be successful in collecting the full amount of the jury award.

Finjan, Inc. v. Sophos Inc., Case 3:14-cv-01197-WHO (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Sophos Inc. in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, and 8,141,154.  Finjan amended the Complaint on April 8, 2014, to add U.S. Patent Nos. 8,677,494 and 8,566,580 to the list of asserted patents.   Finjan asserts infringement against Sophos through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to End User Protection Suites, Endpoint Antivirus, Endpoint Antivirus - Cloud, Sophos Cloud, Unified Threat Management, Next-Gen Firewall, Secure Web Gateway, Secure Email Gateway, Web Application Firewall, Network Storage Antivirus, Virtualization Security, SharePoint Security, Secure VPN, Secure Wi-Fi and Server Security.  The principal parties in this proceeding are Finjan and Sophos.  This action is before the Honorable William H. Orrick.  Finjan seeks entry of judgment that Sophos has infringed and is infringing the above-listed patents, a judgment that Sophos has induced infringement of U.S. Patent Nos. 6,804,780, 7,613,918, 7,613,926, 7,757,289, 6,154,844, and 8,667,494, a judgment that Sophos has contributorily infringed U.S. Patent No. 8,566,580, a preliminary and permanent injunction from infringing, inducing, or contributorily infringing the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Sophos filed its Answer to Finjan’s First Amended Complaint on May 9, 2014. Both parties demanded a jury trial. Sophos filed its Amended Answer to the Complaint on May 30, 2014. Mediation pursuant to the Court's ADR Program occurred on January 13, 2015 and it has not yet resulted in resolution between the parties. Further, a Technology Tutorial took place in this matter on February 9, 2015.  A claim construction or Markman Hearing occurred on February 13, 2015.  The Court entered its Markman Order entitled “Claim Construction Order” on March 2, 2015, which is available on PACER (www.pacer.gov), as Docket No. 73.  On April 9, 2015, Finjan filed a Second Amended Complaint that included a certificate of correction for the ‘154 Patent. On November 17, 2015, Finjan filed a Third Amended Complaint to add claims of Sophos’s willful infringement. Sophos filed an Answer to Finjan’s Third Amended Complaint on December 4, 2015. On May 24, 2016, the Court issued an order on the parties’ motions to strike, motions for summary judgment, and discovery matters. In its Order, the Court granted Sophos’ motion for summary judgment of non-infringement for the ‘289 and ‘918 Patents, denied the remainder of Sophos’ motion for summary judgment, denied Finjan’s motion for summary judgment of infringement for the ‘926 and ‘494 Patents, granted Finjan’s motion for summary judgment that certain prior art references were not publicly accessible, granted Finjan’s motion to strike in part to exclude certain prior art, granted Sophos’s motion to strike in part to exclude portions of Finjan’s expert reports on infringement, and deferred ruling on Finjan’s motion for summary judgment of validity for the ‘154, ‘494, ‘780, ‘844, and ‘926 patents after reviewing supplemental filings to be submitted with the parties’ pre-trial filings. The Court also precluded Sophos from relying on documents that were produced after the close of fact discovery. A mandatory settlement conference was held on July 25, 2016 with no settlement, and a pretrial conference was held on August 8, 2016. Trial for this action took place from September 6, 2016 through September 21, 2016. On September 21, 2016, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable. Further, the jury returned a unanimous verdict that Sophos literally infringed each of the asserted Finjan patents, specifically U.S. Patent Nos. 6,154,844; 8,677,494; 6,804,780; 7,613,926 and 8,141,154. The jury awarded Finjan $15 million in damages as a result of Sophos’ infringement. On October 31, 2016, the Court entered  Judgment in favor of Finjan. Finjan has not received any revenue from Sophos with respect to this lawsuit. There can be no assurance that Finjan will be successful in collecting the full amount of the jury award.

Finjan, Inc. v. Symantec Corporation., Case 3:14-cv-02998-HSG (N.D. Cal.):

Finjan filed a patent infringement lawsuit against Symantec Corporation in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. Finjan amended the Complaint on September 11, 2014 to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494 (collectively the "asserted patents").  The accused products and services include Symantec Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, Safe-Web Lite, Norton Safe Web, Messaging Gateway, Messaging Gateway for Service Providers, Messaging Gateway Small Business Edition Managed Security Services-Advance Threat Protection, Advanced Threat Protection Solution, Symantec Protection Engine for Cloud Services, Symantec Protection Engine for Network Attached Storage, Symantec Mail Security for Domino, Symantec Mail Security for Microsoft Exchange, Symantec Scan Engine for Windows, Web Security.cloud, Email Security.cloud, AntiVirus/Filtering for Domino, AntiVirus for Linux, Mail Security for SMTP, Scan Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Linux/Solaris, Protection Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Windows, Web Gateway and Norton Security.  The principal parties in this proceeding are Finjan and Symantec. Finjan seeks entry of judgment that Symantec has infringed and is infringing the asserted patents, has contributorily infringed and is contributorily infringing U.S. Patent No. 8,015,182, and has induced infringement, and/or is inducing infringement of U.S. Patent Nos. 6,154,844, 7,613,926, 7,756,996, 7,757,289, 7,930,299, and 8,677,494, a preliminary and permanent injunction from infringing, contributorily infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Symantec answered the Amended Complaint on September 25, 2014, by denying Finjan’s allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112.  Symantec filed an Amended Answer on October 31, 2014, removing its Fourteenth Affirmative Defense of unenforceability. Both parties have demanded a jury trial.  This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  A claim construction or Markman Hearing was heard on June 29, 2015. On July 3, 2015, Symantec filed petitions for Inter Partes Review (“IPR”) before the Patent Trial and Appeal Board (“PTAB”) for all asserted claims of U.S. Patent Nos. 8,015,182, 8,141,154, 7,757,289, 7,930,299, and 7,756,996. On September 10, 2015, Symantec filed a total of 11 IPR petitions for all asserted claims of asserted patents. On August 20, 2015, Symantec filed a motion to stay the case pending completion of these eight IPR petitions. The motion was heard on October 1, 2015 and on October 9, 2015, the Court stayed the case pending the PTAB’s decision on whether to institute IPR of the claims that are the subject of Symantec’s petitions. On January 14, 2016, the PTAB denied institution of six IPRs of five asserted patents. On January 21, 2016, the parties filed a joint status report giving the Court an update regarding the status of the IPR petitions. On February 26, 2016 the PTAB denied institution of an additional two IPRs filed on separate patents, denying a total of eight petitions as of February 26, 2016. On March 11, 2016 the PTAB denied two more IPR's on patents against Symantec, denying a total of 10 petitions to date. On March 18, 2016, the PTAB granted institution on the 11th Petition by Symantec, relating to the ‘494 Patent (IPR2015-01892). On March 29, 2016, the parties jointly requested the Court lift the stay, and on March 30, 2016, the Court lifted the stay. On April 15, 2016, the parties jointly submitted a proposed schedule to the Court for the remainder of the case. On August 1, 2016 the Court issued a Scheduling Order indicating a timeline to trial but without specifically identifying a trial date. On August 31, 2016, the parties filed a joint stipulation requesting that the Court set a date for a settlement conference. To date, the Court has not scheduled a settlement conference. On August 25, 2016, Symantec filed an administrative motion requesting leave to submit supplemental authority regarding various claim construction issues and requesting the Court take judicial notice of statements made during and in connection with the IPR proceedings. Finjan opposed the motion on August 28, 2016. On August 24, 2016, Finjan filed a request that the Court take judicial notice of the United States Patent Trial and Appeal Board’s (“PTAB”) construction of certain claim terms in connection with its denial to institute inter partes review with respect to the ‘926 and ‘494 Patents. On August 25, 2016, Finjan filed a request that the Court take judicial notice of the PTAB’s construction of certain claims in connection with its granting-in-part of inter partes review of the ‘494 Patent and denial of inter partes review of the ‘926 Patent. Following a hearing on November 3, 2016, the Court granted the Motion and ordered the parties to file a joint statement by no later than November 11, 2016, proposing an expedited schedule for disclosures, briefs, and a Markman hearing if "deemed necessary by the Court". There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Palo Alto Networks, Inc., Case 3:14-cv-04908 PJH (N.D. Cal.):

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

Finjan, Inc. v. Blue Coat Systems, Inc., Case 5:15-cv-03295-BLF (N.D. Cal.):

Finjan filed a second patent infringement lawsuit against Blue Coat Systems, Inc. in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. Finjan seeks entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat filed its Answer to the Complaint with Jury Demand and Counterclaim with Jury Demand against Finjan on September 8, 2015. On September 29, 2015, Finjan filed its Answer to Blue Coat’s Counterclaim. This second Blue Coat action is also assigned to the Honorable Beth Labson Freeman. On December 15, 2015, Blue Coat filed a Motion to Stay the case pending final resolution of Case 5:13-cv-03999-BLF, and Motions for Joinder of several Petitions for IPR on five of seven asserted patents, and Ex Parte Reexamination requests for two asserted patents, filed previously by other defendants. A case management conference was held on December 17, 2015. A claim construction tutorial is scheduled for December 2, 2016, and a claim construction hearing is scheduled for December 9, 2016. A pretrial conference is scheduled for October 5, 2017, and trial is scheduled for October 30, 2017. On March 1, 2016 Finjan filed an amended Complaint to add existing Finjan patent 9,141,786 and two newly issued Finjan patents 9,189,621 (issued November 17, 2015) and 9,219,755 (issued December 22, 2015). On March 18, 2016, Blue Coat filed its Answer to the Amended Complaint and Counterclaims with Jury Demand. On April 8, 2016, Finjan filed its Answer to Blue Coat’s Counterclaims. On April 28, 2016, the Court held a hearing on Blue Coat’s motion to stay. On June 10, 2016, Finjan notified the Court on the status of the IPR and ex parte reexamination proceedings for the asserted patents. On June 27, 2016, Finjan filed an Amended Answer to Blue Coat’s counterclaims, adding an affirmative defense of collateral estoppel. On June 27, 2016, Blue Coat filed an Amended Answer to Finjan’s Amended Complaint. On July 11, 2016, Finjan filed a motion to strike certain affirmative defenses in Blue Coat’s Amended Answer, and a reply to Blue Coat’s counterclaims. On July 26, 2016 the Court denied Blue Coat's motion to stay the second case pending proceedings before the USPTO and the PTAB. On July 28, 2016 Finjan filed a motion for preliminary injunction against Blue Coat. The preliminary injunction would prohibit Blue Coat from making, using, offering to sell or selling within the U.S. or import into the U.S. the Dynamic Real-Time Rating component of Blue Coat’s WebPulse product. On August 12, 2016, the parties filed a joint claim construction statement setting forth the parties’ undisputed and disputed claim terms. On August 19, 2016, the Court issued an Order setting a schedule for discovery relating to Finjan’s preliminary injunction motion. On August 23, 2016, Blue Coat filed a motion to strike Finjan’s infringement contentions on the grounds of collateral estoppel and res judicata, which Finjan opposed on September 27, 2016. On September 16, 2016, Blue Coat filed a motion for judgment on the pleadings under 35 U.S.C. § 101, claiming that the asserted claims of the ‘494 patent are ineligible for lack of patentable subject matter. On October 7, 2016, the Court rescheduled the claim tutorial hearing to February 3, 2017, and the claims construction hearing to February 10, 2017. The hearing on Finjan's Motion to Strike Blue Coat's Sixth, Ninth and Tenth Affirmative Defenses, Finjan's Motion for Preliminary Injunction and Blue Coat's Motion for Judgment on the Pleadings is set for November 10, 2016. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v ESET, LLC et al., Case 3:16-cv-03731-JD (N.D. Cal.):

Finjan filed a patent infringement lawsuit against ESET, LLC ("ESET, LLC") and ESET SPOL S.R.O. (“ESET SPOL”) (collectively "ESET") in the United States District Court for the Northern District of California on July 1, 2016, asserting that ESET infringes Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,975,305, 8,079,086, 9,189,621, and 9,219,755, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, ESET ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, Host-based Intrusion Prevention System (HIPS), and ESET LiveGrid technologies including ESET’S Home Protection, Small Office, and Business product lines and ESET Services. Finjan seeks entry of a judgment that ESET has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. On July 14, 2016, this case was assigned to the Honorable James Donato in the San Francisco division. ESET has not yet filed an Answer to the Complaint. On July 27, 2016, ESET, LLC filed a motion to dismiss or stay this action on the grounds that ESET, LLC first filed a declaratory judgment action in the Southern District of California (ESET, LLC v. Finjan, Inc., Case No. 16-cv-01704 (S.D. Cal.)). A hearing was held on this motion on August 31, 2016, during which the Court stayed this matter pending the Southern District’s resolution of Finjan’s motion to dismiss ESET, LLC’s declaratory judgment action. On September 16, 2016, the Southern District dismissed ESET LLC’s declaratory judgment action without prejudice. On September 27, 2016, Finjan filed a notice of supplemental authority informing the Court that ESET’s declaratory judgment action in the Southern District of California was dismissed without prejudice and requesting that the Court lift the stay. A Case Management Conference was held on October 6, 2016, wherein the Court granted Finjan's request to lift the stay, referred the matter to a settlement conference, and ordered service of the Complaint on ESET's counsel on behalf of ESET SPOL under Federal Rules of Civil Procedure 4(f). ESET, LLC filed a motion to dismiss on October 20, 2016, and ESET SPOL filed a motion to dismiss on November 2, 2016. Finjan filed its opposition to ESET, LLC's second motion to dismiss on November 3, 2016, and is expected to file its opposition to ESET SPOL's motion to dismiss in due course. A hearing on ESET's motions is scheduled for December 15, 2016. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O.. et al., Docket No. 4c O 33/16 (Düsseldorf District Court)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O. (ESET SPOL"), a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. The Düsseldorf District Court is in the process of effective service to ESET SPOL. S.R.O. in Slovakia. ESET has yet to inform the court whether it will respond to Finjan’s complaint. There can be no assurance that Finjan will be successful in settling or litigating these claims.

ESET, LLC v. Finjan, Inc., Case No. 16-cv-01704 (S.D. Cal.)

ESET, LLC (“ESET”) filed a Complaint for Declaratory Judgment against Finjan, Inc. (“Finjan”) in the United States District Court for the Southern District of California on July 1, 2016, asserting that there is an actual controversy between the parties to declare that ESET does not infringe any claim of U.S. Patent No. 7,975,305 (“the ‘305 Patent”). ESET sought an entry of judgment that it has not infringed any claim of the ’305 Patent, an injunction against Finjan from asserting any of the claims in the ‘305 Patent against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. On July 11, 2016, ESET filed an Amended Complaint for Declaratory Judgment, asserting that there is an actual controversy between the parties to declare that ESET does not infringe any claim of the U.S. Patent Nos. 6,154,844 (“the ‘844 Patent”), 6,804,780 (“the ‘780 Patent”), 7,975,305 (“the ‘305 Patent”), 8,079,086 (“the ‘086 Patent”), 9,189,621 (“the ‘621 Patent”), and 9,219,755 (“the ‘755 Patent”). ESET seeks an entry of judgment that it has not infringed any claim of the ‘844, ‘780, ’305, ‘086, ‘621, and ‘755 Patents, an injunction against Finjan from asserting any of the claims of the ‘844, ‘780, ‘305, ‘086, ‘621, and ‘755 Patents against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. On July 26, 2016, Finjan filed a motion to dismiss the action pursuant to the first-to-file rule, asserting that Finjan was first to file an action in the Northern District of California with respect to five of the six patents at issue between the parties (Finjan, Inc. v ESET, LLC et al., Case 3:16-cv-03731-JD (N.D. Cal.). In the alternative, Finjan sought to have the case transferred to the Northern District of California on the basis that it is the most appropriate venue. On September 26, 2016, the Court granted Finjan’s motion and dismissed this action without prejudice. ESET has appealed the dismissal to the Court of Appeals for the Federal Circuit. No date has been set by the Federal Circuit. (See above re Finjan, Inc. v ESET, LLC et al., Case 3:16-cv-03731-JD (N.D. Cal.).

Finjan, Inc. v. Blue Coat Systems, Inc., and Blue Coat Systems GmbH., Docket No. 4c O 33/16 (Dusseldorf District Court)

Finjan filed a third patent infringement lawsuit against Blue Coat Systems, Inc. which is its first patent infringement suit against Blue Coat’s subsidiary Blue Coat Systems GmbH, located in Munich Germany in the Dusseldorf District Court of Germany on October 14, 2016, asserting that Blue Coat infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to Blue Coat’s ProxySG Secure Web Gateway, Blue Coat’s Content Analysis System and Blue Coat’s Malware Analysis Appliance.  Finjan seeks a judgment sentencing Blue Coat to a fine for each violation of patent infringement or, alternatively imprisonment of Blue Coat’s directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of Blue Coat offering or delivering infringing software since November 1, 2008. The Dusseldorf District Court is in the process of effective service to Blue Coat Systems GmbH. Blue Coat has yet to inform the court whether it will respond to Finjan’s complaint. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

A third third-party request for Ex Parte Reexamination of Claims 17 and 24 of U.S. Patent No. 8,079,086 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,654. The reexamination request was partially granted on February 2, 2016. Requester’s petitioned the Director to reconsider the partial denial and the petition was granted on March 21, 2016. A response to non-final Office Action was filed on August 10, 2016 and Finjan is awaiting USPTO action. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016 and a non-final Office Action was mailed on April 12, 2016. A response to non-final Office Action was filed on June 13, 2016. A Final Action was mailed on August 24, 2016 with a response due October 24, 2016. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1-7 and 28-33 of U.S. Patent No. 7,647,633 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,016. The request for reexamination was granted and a non-final Office Action was mailed November 19, 2013. The non-final Office Action included rejections of Claims 1-7 and 28-33 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on February 19, 2014. The response to non-final Office Action included arguments and a supporting declaration by Finjan showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. Additionally, a renewed petition to accept an unintentionally delayed priority claim was also submitted and the petition was granted on January 23, 2015.  An updated filing receipt reflecting the priority claim was issued. A final Office Action was issued May 22, 2015, and a Notice of Appeal was filed by Finjan on May 22, 2015. Finjan’s appeal brief was filed August 24, 2015, appealing the rejections of Claims 1-7, 28-33 and 42-52. An Examiner’s Answer was received on December 18, 2015. Finjan filed its Reply Brief requesting reversal of the rejections and a Request for Oral Hearing February 18, 2016. An Oral Hearing was conducted on June 22, 2016 and a decision reversing the Examiner’s rejections of claim 1-7, 28-33, 42, 44, 48 and 49 was mailed on June 29, 2016. An amendment cancelling rejected claims 43, 45-47 and 50-52 was filed on July 5, 2016 to move the application to Notice of Intent to Issue Reexamination Certificate (NIRC). A Reexamination Certificate confirming the patentability of original claims 1-7 and 28-33 and new claims 42, 44, 48 and 49 was issued on September 16, 2016.

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

U.S. Patent No. 7,930,299 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 13, 14-18, 20 of U.S. Patent No. 7,930,299 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,811. Finjan is awaiting USPTO action on the request.

U.S. Patent No. 8,015,182 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 8-11, 13 of U.S. Patent No. 8,015,182 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,812. Finjan is awaiting USPTO action on the request.

U.S. Patent No. 7,756,996 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 1-7 of U.S. Patent No. 7,756,996 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,813. Finjan is awaiting USPTO action on the request.

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

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):
A third-party request for Inter Partes Reexamination of all Claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. Finjan filed a response to non-final Office Action and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. Finjan responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. Symantec responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, Finjan filed a Notice of Appeal of the rejection of Claims 1-55 followed by an Appeal Brief on September 2, 2014.  The Requester Symantec filed a respondent brief on October 2, 2014.  The Examiner filed a brief on March 25, 2015.  Finjan filed a Rebuttal Brief on April 27, 2015 and a Request for Oral Hearing on May 26, 2015. The Rebuttal Brief maintained Finjan’s request to review the rejections of Claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54. Claims 1, 5, 6, 12, 15, 21, 33, 37, 38, 45, 52 and 55 were withdrawn from appeal in view the final invalidity decision issued on September 15, 2014 by the Federal Circuit. The Appeal was forwarded to the PTAB in accordance with the Notice mailed June 2, 2015. Finjan also sought examination of additional claims through multiple Track I expedited continuation applications. Finjan was granted U.S. Patent Nos. 9,189,621 and 9,291,755 containing those additional claims on November 17, 2015 and December 22, 2015, respectively. Oral argument was heard on February 17, 1016. On February 29, 2016, the PTAB issued a decision affirming the rejections of the Examiner. On March 29, 2016, Finjan filed a request for rehearing regarding the rejection of claims 22-32 and 46 and the Requester filed comments on April 28, 2016. The PTAB denied Finjan’s Request for Rehearing on August 5, 2016. Finjan did not appeal the PTAB decision to the Federal Circuit.

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
U.S. Patent No. 8,141,154 (the “’154 Patent”)
On July 3, 2015, April 19, 2016, and May 26, 2016, Symantec Corporation filed three (3) separate petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547; IPR2016-00919; IPR2016-01071), and moved to join the petition for IPR filed by Palo Alto Networks with respect to the ‘154 Patent (IPR2016-00151).  Finjan filed a POPR to the petition in IPR2015-01547 on October 19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings in IPR2015-01547 on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing with respect to IPR2015-01547, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing. With respect to IPR2016-00919 and IPR2016-01071 on the ‘154 Patent, the PTAB’s granted Symantec’s motion for joinder on September 8, 2016.
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
U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 and a Motion for Joinder to Symantec’s Petition for IPR of the ‘154 Patent (IPR2015-01547). (IPR2015-01979; IPR2016-00151). Finjan filed a POPR to the first petition in IPR2015-01979 on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. On April 5, 2016, Finjan filed a partial request for rehearing, and on April 19, 2016, the PTAB denied Finjan’s partial request for rehearing. On July 12,

2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151 on the ‘154 Patent, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a partial request for rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a joint notice to amend the Scheduling Order. On June 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-01979. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00151.
U.S. Patent No. 7,647,633 (the “’633 Patent”)
On September 30, 2015, Palo Alto Networks, Inc. filed a petition for IPR of U.S. Patent No. 7,647,633 (IPR2015-01974). Finjan filed a POPR to the petition on January 7, 2016. On March 29, 2016, the PTAB granted institution of IPR proceedings with respect to claims 14 and 19 of the ‘633 Patent, and denied institution with respect to all other challenged claims. On April 12, 2016, Palo Alto Networks filed a request for rehearing. On May 18, 2016, the PTAB denied Palo Alto Networks’ Request for Rehearing. On June 1, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-01974.

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

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed POPRs to the petitions on January 6, 2016, and February 17, 2016 respectively. On March 29, 2016, the PTAB granted institution of IPR proceedings in IPR2015-02001 and IPR2016-00157. On April 12, 2016, Finjan filed requests for rehearing. On May 16, 2016, the PTAB denied Finjan’s Requests for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-02001 and IPR 2016-00157.

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

U.S. Patent No. 8,677,494 (the “'494 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00159.

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

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On May 2, 2016, Blue Coat Systems, Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2016-00955; IPR2016-00956), and Motion for Joinder to Palo Alto Networks, Inc.’s Petitions for IPR of the ‘408 Patent (IPR2015-02001 and IPR2016-00157). On August 30, 2016, the PTAB granted Blue Coat Systems, Inc.’s Motions for Joinder.

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

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,225,408 (the “’408 Patent”) (IPR2016-01441).

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,677,494 (the “’494 Patent”) (IPR2016-01443).

U.S. Patent No. 8,225,408 (“’408 Patent”)
On October 28, 2016, FireEye, Inc. filed a Petition for IPR of the ‘408 Patent (IPR2017-00157) and a Motion for Joinder to Blue Coat Systems, Inc.’s Petition for IPR of the ‘408 Patent (IPR2016-01441).

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

Overview

We operate a cybersecurity business, focused on licensing and enforcement, developing mobile security applications, providing advisory services, and investing in emerging cybersecurity technologies and intellectual property.

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

Finjan Mobile was founded to ensure that mobile devices are protected against spies, phishing and malware attacks. Given the uptrend in mobile device usage coupled with the amount of transient corporate data, the average mobile user presents and represents higher risks of data loss through hacking. The consumer mobile device has become so convenient that consumers often ignore online security and download apps and blindly agree to terms of service, purchase products, pay bills, connect to free Wi-Fi, and not think twice about personal data and photos stored on their devices. As such, in June of 2015, the Company initiated research and development of security products for mobile devices benefiting from technologies developed and patented by Finjan.

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

As of September 30, 2016, we had 12 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Industry Trends and Outlook

We believe that 2016 and 2017 may again be active years for patent law reform although intellectual property does not seem to be a key issue during the current presidential election cycle.  We believe that proponents of patent law reform, largely made up of an individual or coalitions of powerful technology corporations continue to seek severe statutory limitations on how companies - specifically those who own patents and do not make product covered by such patents - can enforce their patents against companies who make products.  The U.S. Congress is considering proposals from all constituents. In an effort to ensure fair and balanced protections for all good faith patent owners, our executives have dedicated time and resources to actively educate our lawmakers and existing and prospective stakeholders on how certain proposed reforms could harm individual inventors, startups, small companies, the licensing industry and therefore, U.S. innovation and the U.S. economy as a whole.

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

We also believe cybersecurity issues will again be a very active sector in 2017. Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens.  We have recently seen a number of devastatingly successful cybersecurity breaches targeting high profile government offices and corporations. The full extent of the cost and damage associated with these attacks may not be known for some time. Nonetheless, these attacks are expected to continue, along with their associated and sometimes unprecedented costs.  In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim by the breach of their personal and otherwise confidential data.  These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including hardware and software, as well as cybersecurity consulting services.

Future Growth Strategy

Our mission, for the foreseeable future, is to build a diversified cybersecurity company benefiting from historical investments in technology and patents while expanding into new product and services offerings. We believe our patented technologies continue to hold significant value and we intend to vigorously protect our investment, the value of our existing licensees’ investments, and the value that technology and intellectual property represents for our shareholders. We are pursuing and will continue to pursue our growth through the following strategies:

•
Develop and Expand Existing Patent Portfolio - We have obtained and endeavor to continue to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space. For example, on:

•	September 22, 2015 Finjan was issued U.S. Patent No. 9,141,786 (‘786 Patent) covering our new secure mobile browser application;

•	November 17, 2015 Finjan was issued U.S. Patent No. 9,189,621 (‘621 Patent) covering malicious mobile code runtime monitoring system and methods;

•	December 22, 2015 Finjan was issued U.S. Patent No. 9,219,755 (‘755 Patent) covering malicious mobile code runtime monitoring system and methods;

•	March 22, 2016 Finjan was issued U.S. Patent No. 9,294,493 (‘493 Patent) covering computer security method and system with input parameter validation;

•	September 13, 2016 Finjan was issued U.S. Patent No. 9,444,844 (‘844 Patent) covering malicious mobile code runtime monitoring system and methods;

•	Subsequent to quarter end, on October 5, 2016 Finjan was issued European Patent No. EP 1 810 152 B1 covering method and system for adaptive rule-based contents scanners;

•
Additionally, as part of the consideration for granting a patent license to F-Secure in April 2015, we acquired two of F-Secure’s patents (U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues) that are complementary to our existing patent portfolio.

•
Invest in Internal Research & Development through Finjan Mobile - We continue to pursue internal research and development of security technologies that both relate to Finjan's existing patented inventions as well as new concepts to meet an ever expanding market need.  Since we do not yet have sufficient internal personnel to engage in large-scale research and development, we currently operate this business with limited internal staff focused on strategy and market development while software development is completed under contract with external developers. Products currently available and in development include Finjan Mobile Secure Browser and next generation multi-factor authentication security applications utilizing geo-location techniques on mobile devices. The Company continues to explore inorganic growth and acquisition opportunities to complement the vision for Finjan Mobile. In October of 2016, Finjan Mobile launched Gen3 of its mobile secure browser, VitalSecurityTM. FinjanMobile’s VitalSecurity Browser, which offers browser functionality and analysis of malware threats from top virus companies. Importantly while it offers full transparency to a user’s browser experience, it also guards privacy by not collecting any data. It features Touch ID and passcode security to further protect a user’s devices.

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

•
Continue to Demonstrate Best Practices in Pursuing Licensing Relationships and Enforcing our Patent Rights - In March 2014, we adopted Best Practices to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing. We called upon and continue to promote industry-wide adoption of a set of best practices, through leadership organizations such as the Licensing Executive Society and the Open Register of Patent Owners that support technological advancements, investments in innovation, and continued job creation while protected by a robust patent system.  We intend to continue pursuing a proactive campaign that adheres to our best practices guidelines while rigorously protecting our intellectual property rights. We have entered into preliminary discussions with numerous potential licensees in accordance with these Best Practices, but acknowledge that it takes many discussions and many months for preliminary discussions to culminate in a license agreement, if at all.  While it is our preference to resolve our patent-related disputes through amicable business solutions, protecting the value of our patented technology is paramount.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings 2014 Incentive Plan (“2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. A total of 431,747 restricted stock units and 1,718,832 options remain outstanding as of September 30, 2016, under the 2013 and 2014 Plans. We expect that future equity-based awards will continue to be made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

We continue to increase the number of our employees to help execute our strategy in the cybersecurity business and support our public company functions, and expect to hire additional employees in both capacities.  Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical period presented in our financial statements.

Results of Operations

The Company's revenues for the three and nine months ended September 30, 2016 of $1.1 million and $10.0 million respectively, increased by $1.1 million, and $9.3 million, compared to the same periods ended September 30, 2015, respectively. The year-to-date revenue of $10.0 million includes, $4.3 million from a June 2016 license agreement, $2.6 million from a December 2015 license agreement and $2.0 million from a September 2014 license agreement. Revenue is determined by the timing of licensing agreements or litigation settlements and can vary period to period. At this time, we recognize revenue as future payments become fixed and determinable and collectability is reasonably assured.

The Company has not yet recorded $7.6 million in revenues for outstanding license agreements nor $55 million related to favorable judgment orders from court actions (See Note 8 - Litigation, Claims and Assessments) that are expected to be resolved during 2017 and 2018 respectively.

The Company's costs of goods sold of $2.2 million for the nine months ended September 30, 2016 increased $2.1 million, from $0.1 million in the same period ended September 30, 2015. There was no cost of goods in the September quarters in either year. The Company accrues and/or recognizes cost of goods sold upfront when initially recognizing a new agreement, while a portion of the revenue is recognized when it becomes fixed and determinable, often over several quarters. As a result, revenue was recognized in the current quarter while the cost associated with the entire license agreement was recognized upfront at the time the Company was obligated to pay it.

Research and development expenses were $0.3 million and $0.4 million during the three and nine months ended September 30, 2016, an increase of 50% and 0% as compared to $0.2 million and $0.4 million in the same periods ended September 30, 2015. The Company’s focus on research and development consisted primarily of professional services associated with the development of mobile security application products. The Company plans to accelerate its efforts in security application products, including mobile.

During the three and nine months ended September 30, 2016, selling, general and administrative expenses were $4.2 million and $11.0 million, respectively, a decrease of 7% or $0.3 million and 16% or $2.1 million, respectively, as compared to $4.5 million and $13.1 million in the same periods ended September 30, 2015. These expenses consist primarily of accounting, legal and other professional fees including stock-based compensation. The largest expenses are related to litigation and headcount. For the three and nine months ended September 30, 2016, litigation expenses were $1.9 million and $4.0 million, respectively, a decrease of $0.2 million and $2.9 million, respectively, as compared to $2.1 million and $6.9 million of expense in the same periods ended September 30, 2015. The decrease is primarily due to reduced litigation expenses which vary based on the timing of the various outstanding actions (See Note 8 - Litigation, Claims and Assessments). For the three and nine months ended September 30, 2016, headcount expense of $1.0 million and $3.1 million, respectively, decreased $0.1 million and $0.5 million compared to the same periods ended September 30, 2015. This is primarily due to the reduction of two employees. Headcount expense includes stock-based compensation of $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, compared to $0.2 million and $0.6 million in the same periods ended September 30, 2015, respectively. Operation related expenses remained flat for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Return on investment for the nine months ended September 30, 2016 was $0, down from $1.3 million from the same period ended September 30, 2015 and was due to a distribution from our investment in the JVP Fund in 2015, which represented a portion of the gross proceeds allocated to the Company’s investment. There was no return on investment in the September quarters in either year.

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

In addition, on November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $2.7 million of the commitment remains unfunded. The fund can make a call on our remaining $2.7 million commitment at any time.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

The Company leases its corporate headquarters office in Silicon Valley, and offices in New York, New York, Menlo Park, California and Tel Aviv, Israel. Under the terms of the four leases, the Company owes minimum lease obligations of $1.5 million over the remaining life of the leases, of which $0.9 million is for the Silicon Valley headquarters lease. During 2015 the Company entered into subleases for each of the Menlo Park and New York offices for essentially the remaining duration of the leases. As of September 30, 2016, the total future minimum lease payments to be received under the Menlo Park and New York subleases was $0.2 million and $0.3 million, respectively.

Our primary sources of liquidity are cash flows from operations, principally historical and future proceeds from licenses, settlements and judgments in connection with our patent enforcement and licensing activities, as well as the Series A Preferred Stock Financing in May, 2016. We raised approximately $9.5 million from the Series A Preferred Stock Financing, net of issuance costs. Redemptions are tied, at the option of the holder, to future proceeds from licensing and enforcement activities and are subject to dividends accreted to the investors over time, both as defined in the Certificate of Designation.  The first redemption occurred during the quarter end September 30, 2016, when we redeemed $2.6 million or 17,286 shares of the Series A Preferred Stock; $1.7 million reduced the value of the Series A Preferred stock and $0.9 million reduced the accretive value of the Series A Preferred Stock. At September 30, 2016, the Liquidation Preference was $14.0 million.

Finjan licensing agreements provide for installment payments totaling $7.6 million through January 2018, comprised of $4.3 million due first quarter of 2017 and $3.3 million due first quarter of 2018.  $55 million related to favorable court actions (See Note 8 - Litigation, Claims and Assessments) are expected to be resolved during 2017 and 2018. Based on expected revenue to be received from outstanding license agreements, we may have to make redemption payments of $2.2 million and $1.7 million in 2017 and in 2018, respectively. Enforcement activities that are expected to conclude in 2017 would result in full redemption of the Series A Preferred Stock in 2017.
The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

Based on current forecasts and assumptions, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months from the date of filing this quarterly report. Such forecasts include approximately $4.3 million of licensing revenue to be received by January 13, 2017 under existing contracts. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. To ensure against any such difficulties, we may raise additional capital to fund licensing and enforcement actions, planned research and development activities and to better solidify our financial position. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. Further, if the Company is unable to obtain additional funding on a timely basis, the Company may be required to curtail or terminate some or all of its business plans.

As of September 30, 2016, we had approximately $11.6 million of cash and cash equivalents and $7.3 million of working capital. The increase in our cash and cash equivalents of approximately $5.5 million to $11.6 million at September 30, 2016 from $6.1 million at December 31, 2015, is attributable to $7.0 million received from financing activities, offset by $1.0 million used in operations and $0.5 million used in investing activities.

Cash flows from Operating Activities:

Net cash used in Finjan’s operating activities of $1.0 million during the nine months ended September 30, 2016, is primarily due to the net loss of $3.6 million offset by $0.7 million of stock-based compensation and $1.9 million in changes in operating assets and liabilities. Net cash used in operating activities of $10.5 million during the nine months ended September 30, 2015 is primarily due to our net loss of $11.5 million and the non-cash return on investment of $1.3 million, offset by $0.6 million of stock-based compensation and $1.7 million in changes in operating assets and liabilities.

Cash used in Investing Activities:

Net cash used in investing activities of $0.5 million during the nine months ended September 30, 2016, is primarily related to the purchase of additional investment. Net cash provided by investing activities was $0.1 million during the nine months ended September 30, 2015, made up of investment proceeds, net of the additional investment offset by the purchase of property and equipment.

Cash provided by Financing Activities:

Net cash provided by financing activities was $7.0 million during the nine months ended September 30, 2016 versus $0 during the nine months ended September 30, 2015.  Cash provided by financing activities for the nine months ended September 30, 2016 primarily resulted from the Series A Preferred Stock Financing in May 2016, net of redemptions. Redemptions are tied, at the option of the holder, to future proceeds and are subject to dividends accreted to the investors over time, both as defined in the Certificate of Designation.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of September 30, 2016, totaled $11.6 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Philip Hartstein, and our Chief Financial Officer and Treasurer, Michael D. Noonan, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2016, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
See "NOTE 8 - Litigation, Claims, and Assessments" .

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 10, 2016

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