Form 10-K
period 2016-12-31
FINJAN HOLDINGS, INC.
filed 2017-03-27
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K
___________
Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, there were 22,806,609 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. Of these, 17,658,670 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $32,138,779 as of June 30, 2016, based on the closing price of $1.82 for the registrant’s common stock on June 30, 2016.

As of March 23, 2017, there were 23,139,216 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Finjan Holdings, Inc.’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held in 2017 are incorporated by reference into Part III of this report.

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

PART I

ITEM 1. BUSINESS.

Overview

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”) is a cybersecurity company focused in four business lines; intellectual property licensing and enforcement, mobile security application development, advisory services, and investing in cybersecurity technologies and intellectual property.  Licensing and enforcement of the Company's cybersecurity patent portfolio is operated by its wholly-owned subsidiary Finjan, Inc. (“Finjan”). Finjan became a wholly owned subsidiary of Finjan Holdings in June of 2013 after a merger transaction, following which we began trading on the OTC Markets. Our common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014. Since the merger, the Company continues to execute on its existing business lines while outlining a vision and focusing on growth.

Founded in 1997, Finjan developed software and hardware-based web and network security technologies capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers. The older, signature-based methods were standard in the web and network security industry during the 1990s. Finjan invested heavily in both research and development of its technologies and in protecting its innovations by securing patents covering them.  As the web and endpoint security industries - known as cybersecurity - have transitioned to behavior-based detection of malicious code, we believe that our patented technologies continue to be widely used, without license, by third parties in a number of market segments.

During the years ended December 31, 2016 and 2015, we generated revenue from our cybersecurity business of approximately $18.4 million and $4.7 million, respectively.

We recognized other income of approximately $0 and $1.3 million for the years ended December 31, 2016 and 2015, respectively. The income during 2015 primarily derived from our investment in cybersecurity technologies.

During the year ended December 31, 2016, our net income was approximately $0.3 million, compared to a net loss of $12.6 million during the year ended December 31, 2015.

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

Between approximately 2002 and 2006, competitors in the web and network security industry began moving towards real-time, behavior-based, proactive threat detection, at times in violation of Finjan’s patent rights. As a result, and beginning in 2005, Finjan commenced its licensing program around its patents. The first license, issued in 2005, was to Microsoft. In 2006, Finjan also initiated its first patent infringement litigation against a third party it believed was infringing its patents.

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

In June 2013, Finjan became a public company through a merger transaction described under “Corporate Information and History—Corporate History (Finjan Holdings, Inc.) prior to June 2013” and became one of our wholly-owned subsidiaries. Following the merger transaction, we immediately renamed the public company to Finjan Holdings, Inc. The newly renamed Finjan Holdings, Inc. was capitalized again with more than $30 million in cash from its previous investors who, at the time of the listing on NASDAQ, owned approximately 91.5% of the Company’s public equity. Finjan’s shareholders outlined a vision as a public company to continue the licensing and enforcement of Finjan’s patented technologies as well as continuing to invest in new cybersecurity technologies and services.

In November 2013, Finjan Holdings made its first investment into an innovation fund focused on new cybersecurity technologies. The Company committed $5 million as a strategic limited partner to a fund managed by Jerusalem Venture Partners ("JVP"). JVP’s newly created Cyber Strategic Partners Fund VII was co-invested by the Company and three other multi-national companies. To date, there are eleven portfolio investments made through the JVP fund and the Company has already received distributions from its investment with JVP as two of the portfolio companies exited through an acquisition in 2015 and 2016.

In March 2015, the non-compete and confidentiality provisions related to the M86 and Trustwave transactions expired. Within three months the Company had announced it was launching an advisory services business and entering mobile security development. Today the Company operates its advisory services business through its subsidiary CybeRisk Security Solutions, Ltd ("CybeRisk") and its mobile security business through its subsidiary Finjan Mobile, Inc. ("Finjan Mobile"). CybeRisk was founded in 2015 to deliver global advanced cyber risk and cyber security advisory services. Through a team of employees and consultants, headquartered in East Palo Alto, with offices in Tel Aviv, CybeRisk assesses corporate risk exposure and delivers appropriate mitigation strategies. Finjan Mobile fortifies mobile devices against spies, phishing and malware attacks.

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

How we conduct our licensing programs and enforcement actions is generally guided by our “Licensing Best Practices,” which we adopted in March 2014 to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing. These Licensing Best Practices are based on the Company’s core values. In an effort to encourage meaningful discussion and drive real change in the licensing practices of entities that license (and may or may not directly manufacture or sell products) their respective patent portfolios, we called upon the IP industry to adopt similar initiatives that support technological advancements, investments in innovation and continued job creation, while preserving a strong patent system.  We continue to be involved in industry efforts in this area, we regularly receive feedback on our Licensing Best Practices, and we remain open to modifying our position based on potential adoption by broader industry groups.

Our Licensing Best Practices include seven actionable elements:

•	Ensure focused licensing and enforcement programs pursue the provider of the patented technology and not its customers, consumers or end users.

•	Conduct reasonable diligence to determine a patent's enforceability and use with respect to prospective licensees, and make that information available to them.

•	Respect procedural rights and judicial efficiency in the courts and in the prosecution and protection of IP behind the innovation.

•	Be transparent with the intent in each discussion, and articulate the cause and effect scenarios which would prompt a shift in communication and an escalation of each discussion.

•	Provide useful facts to prospective licensees and defendants to foster productive business discussions early and often to aid in informed decision-making.

•	Offer fair value licenses or settlements based on legitimate factors and considerations.

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

On September 24, 2014, Finjan entered into a license agreement with a third party against whom Finjan had filed a patent infringement lawsuit in the Northern District of California, in settlement of such suit.  Pursuant to this agreement, the parties mutually agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement.  Under the license agreement, a third party agreed to pay Finjan a license fee of $8 million payable in four installments.  The first installment of $3 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2 million was paid on January 16, 2015, the third installment of $2 million was paid on January 14, 2016, and the fourth and final installment of $1 million was paid on January 13, 2017.

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement, effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The agreement provides for F-Secure to pay Finjan the sum of $1.0 million in cash, of which $0.7 million was recognized as revenues in 2015 and the remaining balance of $0.3 million received and recorded as revenue on March 31, 2016, in accordance with the Company’s revenue recognition policy, as described in Note 3 of our Financial Statements. The agreement also provides for the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues (the “F-Secure Patents”). In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid, non-exclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

On August 4, 2015, a Jury in the Northern District of California returned a verdict that Blue Coat Systems, Inc. ("Blue Coat") infringed 5 Finjan patents and awarded Finjan approximately $39.5 million in damages. Prior to the conclusion of this lawsuit, Finjan filed a second separate action against Blue Coat alleging infringement of Finjan patents by new products and services sold by Blue Coat. On October 14, 2016, Finjan filed a third case against Blue Coat in Germany. Finjan has not received any revenue from the present lawsuit with Blue Coat. The second case against Blue Coat is currently scheduled to go to trial in late 2017.

On November 15, 2015, Finjan and Avast Software s.r.o., a company organized under the laws of the Czech Republic ("Avast") entered into a Confidential Patent License, Settlement and Release Agreement, under which Avast licenses from Finjan a worldwide, fully-paid up, non-exclusive, perpetual, irrevocable license under the identified Finjan patents and related patent rights to use, make, have made, sell, offer to sell, import, export, and/or otherwise distribute Avast covered products through multiple tiers of distribution. In consideration of the agreement, Avast agreed to pay Finjan $2.975 million in cash which was recorded as revenue in the fourth quarter of 2015 in accordance with the Company’s revenue recognition policy, as described in Note 3 of our Financial Statements. On January 19, 2017, Finjan filed a complaint against Avast as their recent acquisition of AVG triggered certain terms in the Patent License Agreement that excludes an acquired company’s products as licensed.

On December 30, 2015, Finjan and a U.S.-based network security company ("Licensee") entered into a Confidential Patent License, Settlement and Release Agreement under which Licensee receives from Finjan a worldwide, non-exclusive, irrevocable license under the identified Finjan patents and related patent rights to use, make, have made, sell, offer to sell, import and otherwise dispose of any and all Licensee products or services, alone or in combination with other Licensee products and services. In consideration for the license, Licensee agreed to pay Finjan $3.65 million. A first payment of $1.0 million on December

31, 2015 was recorded as revenue in the fourth quarter of 2015 and the remaining $2.65 million was recorded as revenue in 2016, in accordance with the Company’s revenue recognition policy, as described in Note 3 of our Financial Statements.

On June 3, 2016, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (“June 3, 2016 License”) with Proofpoint, Inc. (“Proofpoint”) and Armorize Technologies, Inc. As part of the June 3, 2016 License, Case No. 3:15-cv-5808-HSG, entitled Finjan, Inc. v. Proofpoint, Inc. and Armorize Technologies, Inc., pending before the Honorable Haywood S. Gilliam, Jr. in the U.S. District Court for the Northern District of California, was dismissed with prejudice on June 7, 2016. The June 3, 2016 License provides for Proofpoint to pay Finjan the sum of $10.9 million in cash, in which $4.3 million was received on June 6, 2016, $3.3 million was received on December 28, 2016, and $3.3 million is payable on or before January 3, 2018. The Company recognized $7.6 million of the $10.9 million license as revenues as of December 31, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 3. The remaining balance of $3.3 million under the terms of the June 3, 2016 License will be recognized as revenue when the payment is due. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant Proofpoint a worldwide, non-royalty bearing, fully paid-up (as of the final payment), nonexclusive, perpetual, irrevocable (except in the case of non-payment by Proofpoint or other material breach) license under Finjan’s patents as specified in the June 3, 2016 License. Certain portions of the June 3, 2016 License are subject to Confidential Treatment pursuant to a Confidential Treatment request filed with the Securities and Exchange Commission (“SEC”) on August 8, 2016 and Confidential Treatment Order granted by the SEC on September 26, 2016.

On June 30, 2016, Finjan entered into a Confidential Patent License Agreement (the “June 30, 2016 License”) with a European cloud-based network security firm (the “2016 European Licensee”). The June 30, 2016 License provides for the 2016 European Licensee to pay Finjan $565,000 in cash, which was paid on or about the time of execution of the June 30, 2016 License. Finjan recognized all of the $565,000 license as revenue as of December 31, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 3. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant the 2016 European Licensee a nonexclusive, term license in the United States under Finjan’s U.S. patents as specified in the June 30, 2016 License.

On September 21, 2016, following a two-week trial, a Jury in the Northern District of California returned a verdict that all five Finjan Patents were found literally infringed by Sophos, Inc. ("Sophos"). The jury verdict, decided that Finjan was entitled to $15 million in damages for Sophos’ infringement. Finjan has not received any revenue from the lawsuit with Sophos.

On November 1, 2016, the Company issued a press release announcing that in Finjan, Inc. v. Sophos Inc. (14-cv-1197-WHO), the Honorable William H. Orrick entered Judgment in favor of the Company’s wholly-owned subsidiary, Finjan, Inc. and against Sophos affirming the earlier $15.0 million Jury Verdict and Award entered on September 21, 2016.

On December 28, 2016, Finjan entered into a Confidential Patent License Agreement (the “December 2016 License”) with F5 Networks, Inc. (“F5”). The December 2016 License provides for F5 to pay a license fee of $4.0 million in cash, which Finjan received on December 30, 2016. Finjan recognized all of the $4.0 million license as revenue as of December 31, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 3. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F5 a nonexclusive, irrevocable (except in the case of non-payment by F5), worldwide paid-up license under Finjan’s patents as specified in the December 2016 License.
Future Growth Strategy

Our mission, for the foreseeable future, is to build a diversified cybersecurity company benefiting from historical investments in technology and patents while expanding into new product and service offerings. We believe our patented technologies continue to hold significant value and we intend to vigorously protect our investment, the value of our existing licensees’ investments, and the value that technology and intellectual property represents for our shareholders. We are pursuing and will continue to pursue our growth through the following strategies:

•
Develop and Expand Existing Patent Portfolio - We have obtained and endeavor to continue to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space. For example, on: January 24, 2017, our subsidiary, Finjan Mobile, Inc., was issued a U.S. Patent No. 9,554,279 titled “Authorized Areas of Authentication.”

•
Invest in Internal Research & Development through Finjan Mobile - We continue to pursue internal research and development of security technologies that both relate to Finjan's existing patented inventions as well as new concepts to meet an ever-expanding market need. Products currently available and in development include Finjan Mobile Secure Browser, VitalSecurity and next generation multi-factor authentication security applications utilizing geo-location techniques on mobile devices. The Company continues to explore inorganic growth, acquisition opportunities and partnerships to complement the vision for Finjan Mobile.

•
Continue to Develop and Invest in CybeRisk - CybeRisk provides services to enterprise customers on a wide variety of threats, current and future issues, and prevention. CybeRisk's advisory services enable customers to accelerate the maturity of their cyber security posture and are intended to augment a company's own security and risk capabilities. We intend to further invest in CybeRisk and grow our cybersecurity advisory services business. This could include one or all of the following: the hiring of additional qualified personnel, the expansion of the business globally from its current headquarters in East Palo Alto with offices in Tel Aviv.

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

Competition

One of our strategic goals is to leverage the operational platform we have built to realize value inherent in not only our existing patent portfolio and cybersecurity technologies, but also technologies and other assets to be developed and acquired in the future.  We expect, however, to encounter significant competition in the area of technology and intellectual property acquisitions given the highly competitive nature of the cybersecurity sector. In certain cases, we may partner with venture capital firms, strategic corporate buyers and various industry leaders to effectuate a technology acquisition or realize new licensing opportunities.  In other situations, these same venture capital firms, corporate buyers and industry players may be our direct competitors for the technology and intellectual property assets.

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

Patented Technologies

Through Finjan, we currently have twenty-eight U.S. patents. Finjan’s current U.S. issued patents begin expiring at various times from 2017 through 2032, and we also have two U.S. patent applications pending.  Finjan also has thirty-eight international patents and one international patent application pending, as of the date of this report. Although we may, from time to time, focus on monetizing certain of these patents, we consider all of our patents to be “core” patents for our business.

The following table sets forth a brief description of Finjan’s issued and pending U.S. patents, including their respective titles:

ISSUED U.S. PATENTS

U.S. Patent No.	Title
6,092,194	System and Method for Protecting a Computer and a Network from Hostile Downloadables
6,154,844	System and Method for Attaching a Downloadable Security Profile to a Downloadable
6,804,780	System and Method for Protecting a Computer and a Network from Hostile Downloadables
6,965,968	Policy-Based Caching
7,058,822	Malicious Mobile Code Runtime Monitoring System and Methods
7,418,731	Method and System for Caching at Secure Gateways
7,613,918	System and Method for Enforcing a Security Context on a Downloadable
7,613,926	Method and System for Protecting a Computer and a Network from Hostile Downloadables
7,647,633	Malicious Mobile Code Runtime Monitoring System and Methods
7,756,996	Embedding Management Data Within HTTP Messages
7,757,289	System and Method for Inspecting Dynamically Generated Executable Code
7,769,991	Automatically Executing an Anti-Virus Application on a Mobile Communication Device
7,930,299	System and Method for Appending Security Information to Search Engine Results
7,975,305	Method and System for Adaptive Rule-Based Content Scanners for Desktop Computers
8,015,182	System and Method for Appending Security Information to Search Engine Results
8,079,086	Malicious Mobile Code Runtime Monitoring System and Methods
8,087,079	Byte-Distribution Analysis of File Security
8,141,154	System and Method for Inspecting Dynamically Generated Executable Code
8,225,408	Method and System for Adaptive Rule-Based Content Scanners
8,474,048	Website Content Regulation
8,566,580	Splitting an SSL Connection Between Gateways
8,677,494	Malicious Mobile Code Runtime Monitoring System and Methods
9,141,786	Malicious Mobile Code Runtime Monitoring System and Methods
9,189,621	Malicious Mobile Code Runtime Monitoring System and Methods
9,219,755	Malicious Mobile Code Runtime Monitoring System and Methods
9,294,493	Computer Security Method and System with Input Parameter Validation
9,444,844	Malicious Mobile Code Runtime Monitoring System and Methods
9,525,680	Splitting an SSL Connection Between Gateways

PENDING U.S. PATENT APPLICATIONS

Application No.	Title
14/941,911	Malicious Mobile Code Runtime Monitoring System and Methods
15/383,641	Splitting an SSL Connection Between Gateways

Employees

As of December 31, 2016, we had 12 full-time employees, on a consolidated basis and across all of our business lines.  We have budgeted to hire additional full-time employees (not including additional consultants or independent contractors) in the near future to expand our licensing and enforcement, mobile security and advisory services businesses. Personnel in our licensing and enforcement business are responsible for the execution of our licensing and enforcement strategy, including analyzing licensing opportunities and enforcement requirements, making tactical decisions related to our strategy, identifying new applications for our existing technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions. Although our management dictates and controls our overall litigation strategy for each case we litigate (or settle), we use outside legal counsel to execute certain aspects of our strategies. We also use consultants, including Finjan’s founder and former Chief Technology Officer, Shlomo Touboul, to assess opportunities related to our technologies and additional technologies we may pursue in the future. We also expect to hire additional full-time employees into both our mobile security business, operated through our subsidiary Finjan Mobile and our advisory services business, operated through our subsidiary CybeRisk. We do not expect to hire any full-time employees to manage our investment in the JVP innovation fund.

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

We are presently substantially reliant on a limited number of patented technologies that we own through Finjan.

We derive substantially all of our income from a relatively small number of patented technologies. As of December 31, 2016, our assets consisted primarily of 28 U.S. and 38 international patents with additional pending applications we are processing in patent offices around the world. Finjan’s current U.S. issued patents begin to expire at various times from 2017 through 2032, and it currently has two U.S. patent applications and one international patent applications pending as of the date of the filing of this Annual Report on Form 10-K. As new technological advances occur, many of the patented technologies we own through Finjan may become obsolete before they are completely monetized. If we are unable to monetize our current patent assets for any reason, including obsolescence of our technologies, the expiration of our patents, or challenges to the enforceability of our patents through patent office ex parte re-examination or Inter Partes Reviews ("IPRs") or any other reason, our business and prospects would be materially harmed.

We have a history of losses and may incur additional losses in the future.

We reported net income from operations of $0.3 million and a net loss of $12.6 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had approximately $13.7 million in cash and cash equivalents and short-term investments and working capital of $11.2 million. Although we reported net income from operations for the year ended December 31, 2016, we expect to continue incurring significant legal and other selling, general and administrative expenses in connection with our operations. As a result, we may incur losses in future periods depending on revenue. We believe, however, that our existing revenue opportunities, balances of cash and cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months from the date of filing this annual report. Such belief is based on current forecasts and assumptions regarding licensing of our technology, which are currently at various stages of negotiation (which may not be successfully completed), our emerging business, as well as other financing and revenue sources. We may not be successful in finalizing such licensing efforts and, even if successful, may need to raise additional capital in order to provide sufficient funds to support and grow our business.

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

Our cash flows can be unpredictable, and this may harm our financial condition or the market price for our common stock.

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

Our net income in recent years has been derived from a limited number of license agreements and settlements, and we expect that, in the near term, any income that we generate will be derived from a limited number of sources. In 2016, we derived approximately $18.4 million of income from license agreements with 6 licensees. In 2015, we derived approximately $4.7 million of income from three licensees. If we are unable to reach settlements and license agreements with a sufficient number of identified third parties who use our technologies, our future income and cash flow could be adversely affected.

We may raise additional capital to support our present business plan and our anticipated business growth, and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

In May 2016, we raised $10.2 million through the issuance of Series A Preferred Stock. Based on our current operating plans (which includes our expectation of signing additional license agreements in 2017, which may not occur), our current resources are expected to be sufficient to fund our planned operations at least for the coming twelve months. We nonetheless may raise additional financing to fund licensing and enforcement actions, planned research and development activities and to better solidify our financial position. We may also need to raise additional funds in connection with any acquisitions of technology or intellectual property assets that we pursue. Such additional capital may not be available on acceptable terms, or at all, which would adversely affect our operations. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

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

We generate substantially all of our revenue from license and settlement agreements related to our patented technologies. In 2015, we launched our new cybersecurity advisory business, CybeRisk, and our mobile security business, Finjan Mobile. Since such businesses are relatively new and unproven, they may not yield any viable new revenue, inventions or technology, which would lead to a loss of our investment in such activities. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. If we are unable to generate sufficient revenue from such businesses or invent or acquire new technologies or products, our financial condition and operations may be materially impacted. To date, we have not engaged in any material acquisitions of technology or intellectual property assets from unaffiliated third parties. If we are unable to establish and maintain relationships within our industry, we may not be able to identify new technology-based opportunities for sustainable revenues and growth. Even if we are successful in establishing relationships with sources of technology, those relationships may not provide the volume or quality of technology and/or intellectual property assets necessary to sustain our licensing and enforcement business. If we are unable to identify and establish meaningful relationships with sources of technology and intellectual property our growth strategy may fail and our financial condition and operations may be materially adversely impacted.

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

Our growth strategy includes the potential acquisition of patent, technology or other business assets or companies to further diversify our assets and business operations.  We may not be successful in identifying or funding acquisitions that are consistent with our strategy or in completing such acquisitions.  Acquisitions of patent, technology or other business assets or companies are subject to numerous potential risks, including the following:

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

In September 2013, the United States Federal Trade Commission ("FTC") announced that it was planning to gather information from approximately 25 companies that are in the business of buying and asserting patents in order to develop a better understanding of how those companies do business and impact innovation and competition. The FTC released its study in October 2016. One of the outcomes of such study is the FTC’s proposed reforms to:

•	Address the imbalances between the cost of litigation discovery for plaintiffs asserting patents and defendants defending their patents;

•	provide the courts and defendants with more information about the plaintiffs that have filed infringement lawsuits;

•	streamline multiple cases brought against defendants on the same theories of infringement; and

•	provide sufficient notice of these infringement theories as courts continue to develop heightened pleading requirements for patent cases.

We are still analyzing how such reforms could affect our business and financial condition.

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

Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in East Palo Alto. Our business operations are in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should earthquakes or other catastrophes such as fires, floods, power outages, communication failures or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness and war could also have a negative effect at our international and domestic facilities and on our operating results.

Risks Related to Our Common Stock

The market value of our stock has, in the past, and may, in the future, not meet the minimum Market Value of Listed Securities (“MVLS”) for continued listing on the NASDAQ Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The NASDAQ Capital Market.

As previously reported on our Current Report on Form 8-K filed on December 22, 2016, on December 16, 2016, we received a letter from the staff of the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with Nasdaq Listing Rule 5550(b)(2), as the Company’s market value of listed securities (“MVLS”) was below $35 million for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has a period of 180 calendar days, or until June 14, 2017, to regain compliance with the minimum MVLS requirement. To regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of 10 consecutive business days during the 180 calendar day compliance period.

At the expiration of the 180-day grace period, if we have not regained compliance with the minimum MVLS requirement, we may request a hearing to remain on the NASDAQ Capital Market. If we do not regain compliance by the end of the 180-day grace period or are not granted a hearing, Nasdaq will notify us that our common stock will be subject to delisting.

There can be no assurance that we will maintain or regain compliance with the requirements for listing our common stock on the NASDAQ Capital Market or that we would be granted a hearing. Delisting from Nasdaq would likely cause our stock to become even more thinly traded, making it more difficult for stockholders to sell large blocks of shares and for us to raise additional capital on terms acceptable to us, or at all. Delisting could also have other negative results, including the loss of analyst coverage, the loss of confidence by investors, increased employee turnover, and the inability to timely close licensing and other business transactions required for the growth of our business.

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

Based on information contained in a Schedule 13D/A filed on February 14, 2017 and in Form 4 filings made in January and March 2017, two of our significant stockholders sold approximately 137,000 shares and 20,000 shares , respectively, of our common stock in the past fifteen months. While it is not easy to quantify how such sales may have depressed our share price, if these stockholders continue to sell, or other existing stockholders sell a large number of shares of our common stock, or if we sell additional common stock or securities that are convertible into common stock, in the future, the market price of our common stock could decline.  Further, even the perception in the public market that we or our existing stockholders might sell shares of common stock could depress the market price of our common stock.

In addition, the issuance of additional shares by us, including the issuance of 2,196,836 shares of our common stock underlying outstanding stock options and restricted stock units, 1,229,704 of which were vested as of December 31, 2016, could dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market. Further, our board of directors recently approved an increase in the number of shares reserved under our 2014 Incentive Compensation Plan (“2014 Plan”). While such increase under the 2014 Plan is subject to approval of our stockholders, following such approval, the issuance of shares of our common stock underlying stock options and restricted stock units to be issued following such increase will dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market.

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

Our authorized capital stock consists of eighty million (80,000,000) shares of common stock, one hundred two thousand (102,000) shares of Series A Preferred stock and nine million eight hundred ninety-eight thousand (9,898,000) shares of blank check preferred stock. If we engage in capital raising activities in the future as we did in May 2016 (though on a non-dilutive basis), including issuances of common stock or securities that are convertible into, or exercisable for, our common stock, to fund the growth of our business, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have adopted an equity incentive plan pursuant to which equity awards may be granted to eligible employees (including our executive officers), directors and consultants, if our board of directors determines that it is in the best interest of the Company and our stockholders to do so. The issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our stockholders and adversely affect our earnings.

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

Our board of directors is authorized by our Certificate of Incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. For instance, we issued 102,000 shares of Series A Preferred Stock in May 2016. Under the terms of such Series A Preferred Stock, with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the shares of the Series A Preferred Stock shall rank senior to all other classes of securities of the Company. Further, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable a holder to block such a transaction. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of holders of our common stock. Although our board of directors is required to make any determination to issue preferred stock based on its judgment as to the best interests of our stockholders, our board of directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our stockholders might believe to be in their best interests or in which such stockholders might receive a premium for their stock over the then-market price of such stock. Presently, our board of directors does not intend to seek stockholder approval prior to the issuance of currently authorized preferred stock, unless otherwise required by law or applicable stock exchange rules. Although we have no plans to issue any additional shares of preferred stock or to adopt any new series, preferences or other classification of preferred stock, any such action by our board of directors or issuance of preferred stock by us could dilute your investment in our common stock and warrants or subordinate your holdings to such shares of preferred stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our headquarters are located at 2000 University Avenue, Suite 600, East Palo Alto, CA 94303, which we lease pursuant to a sublease entered into in January 2015.  Finjan, Finjan Mobile and CybeRisk are based at the headquarters location. The initial term of the sublease terminates in September 2018. In December 2016, the Company entered into a monthly lease agreement in Tel Aviv, Israel, where it is conducting operations in support of CybeRisk. The Company also has office leases in New York, NY, and Menlo Park, CA, which are subleased for the remainder of the lease terms.

We believe that the facilities described above are suitable and adequate for our present purposes and needs in the near future.

ITEM 3. LEGAL PROCEEDINGS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., Case No. 13-cv-03133SBA, (N.D. Cal)

Finjan filed a patent infringement lawsuit against FireEye, Inc. (“FireEye”) in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. Finjan amended its Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. Finjan seeks entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered Finjan's Amended Complaint on September 3, 2013, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 2, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of U.S. Patent Nos. 7,058,822 (“the ‘822 Patent”) and 7,647,633 (“the ‘633 Patent”). Accordingly, the action was placed off calendar until the U.S. Patent and Trademark Office ("USPTO")

completed its administrative reexamination proceedings. On February 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-8 and 16-27 of the ‘822 Patent. On May 31, 2016, pursuant to the Court’s Order Granting Motion to Stay Pending Reexamination, the parties filed a joint status report regarding the status of reexamination proceedings of the ‘822 and ‘633 Patents. On September 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-7 and 28-33 of the ‘633 Patent. On October 4, 2016, the Court directed the parties that if FireEye intends to file a Renewed Motion to Stay, it must do so by November 4, 2016. On November 3, 2016, FireEye filed its Renewed Motion for Stay. Finjan's response to the motion was filed November 17, 2016, and FireEye filed a reply on November 23, 2016. The Court vacated the hearing on the Motion to stay scheduled for December 14, 2016 and stated that the Motion will be decided on the pleadings. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case No. 13-cv-03999-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., (“Blue Coat”) in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,333. The principal parties in this proceeding are Finjan and Blue Coat. This action is before the Honorable Judge Beth Labson Freeman. The Court held a claim construction hearing, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844, 7,058,822, 7,418,731, and 7,647,633," on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118.  Trial for this action took place from July 20, 2015 through August 4, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan approximately $39.5 million in damages as reasonable royalties for Blue Coat's infringement. On September 9, 2015, the Court held a bench trial on non-jury legal issues, and issued findings of fact and conclusions of law on November 20, 2015. On November 20, 2015, the Court entered Judgment in favor of Finjan. On January 29, 2016, the Court taxed costs against Blue Coat. A hearing for the parties’ post-trial motions was held on April 28, 2016. On July 18, 2016, the Court issued an order upholding the jury’s verdict of infringement, validity, and damages, and denying Blue Coat’s motion to amend the Court’s findings of fact and conclusions of law, denying Blue Coat’s motion for judgment as a matter of law, granting Blue Coat’s motion to amend the judgment to show infringement under the doctrine of equivalents is moot for U.S. Patent Nos. 6,154,844, 6,804,780, and 6,965,968, denying Blue Coat’s motion for a new trial, denying Finjan’s motion for enhanced damages, granting Finjan’s motion for pre-and post-judgment interest, and denying Finjan’s motion for attorneys’ fees. Blue Coat filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on August 17, 2016, and an Amended Notice of Appeal on August 22, 2016. On September 2, 2016, the parties submitted a joint stipulation for approval of a supersedeas bond and a stay of enforcement of the judgment pending the resolution of Blue Coat’s appeal. On September 7, 2016, the Court approved Blue Coat’s bond in the amount of $40,086,172.78. Blue Coat filed its Opening Appellant Brief on December 20, 2016, and appealed the patent eligibility of U.S. Patent No. 6,154,844, infringement of U.S. Patent Nos. 6,154,844, 6,965,968, and 7,418,731, and the jury’s damages award. Finjan filed its Response Brief on January 30, 2017. Blue Coat filed its Reply Appeal Brief on February 13, 2017. Finjan has not received any revenue from Blue Coat with respect to this lawsuit. There can be no assurance that Finjan will be successful in collecting the full amount of the jury award.

Finjan, Inc. v. Sophos Inc., Case No. 14-cv-01197-WHO (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Sophos Inc. (“Sophos”) in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, and 8,141,154.  Finjan amended the Complaint on April 8, 2014 to add U.S. Patent Nos. 8,677,494 and 8,566,580 to the list of asserted patents.  Finjan asserts infringement against Sophos through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to End User Protection Suites, Endpoint Antivirus, Endpoint Antivirus - Cloud, Sophos Cloud, Unified Threat Management, Next-Gen Firewall, Secure Web Gateway, Secure Email Gateway, Web Application Firewall, Network Storage Antivirus, Virtualization Security, SharePoint Security, Secure VPN, Secure Wi-Fi and Server Security.  The principal parties in this proceeding are Finjan and Sophos.  This action is before the Honorable William H. Orrick.  Finjan seeks entry of judgment that Sophos has infringed and is infringing the above-listed patents, a judgment that Sophos has induced infringement of U.S. Patent Nos. 6,804,780, 7,613,918, 7,613,926, 7,757,289, 6,154,844, and 8,667,494, a judgment that Sophos has contributorily infringed U.S. Patent No. 8,566,580, a preliminary and permanent injunction from infringing, inducing, or contributorily infringing the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. A claim construction or Markman Hearing occurred on February 13, 2015.  The Court entered its Markman Order entitled “Claim Construction Order” on March 2, 2015, which is available on PACER (www.pacer.gov), as Docket No. 73.  On April 9, 2015, Finjan filed a Second Amended Complaint that included a certificate of correction for the ‘154 Patent. On November 17, 2015, Finjan filed a Third Amended Complaint to add claims of Sophos’s willful infringement. Sophos filed an Answer to Finjan’s Third Amended Complaint on December 4, 2015. On May 24, 2016, the Court issued an order on the parties’ motions to strike, motions for summary judgment, and discovery matters. In its Order, the Court granted Sophos’ motion for summary judgment of non-infringement for U.S. Patent Nos. 7,757,289 and 7,613,918, denied the remainder of Sophos’ motion for summary judgment, denied Finjan’s motion for summary judgment of infringement for U.S. Patent Nos. 7,613,926 and 8,677,494, granted Finjan’s motion for summary judgment that certain prior art references were not publicly accessible, granted Finjan’s motion to strike in part to exclude certain prior art, granted Sophos’s motion to strike in part to exclude portions of Finjan’s expert reports on infringement, and deferred ruling on Finjan’s motion for summary judgment of validity for U.S. Patent Nos. 8,141,154, 8,677,494, 6,804,780, 8,154,844 and 7,613,926 after reviewing supplemental filings to be submitted with the parties’ pre-trial filings. The Court also precluded Sophos from relying on documents that were produced after the close of fact discovery. A mandatory settlement conference was held on July 25, 2016 with no settlement. On August 26, 2016, the parties stipulated to withdrawing allegations in the case, including Finjan’s claim of infringement of U.S. Patent No. 8,566,580.

Trial for this action took place from September 6, 2016 through September 21, 2016. On September 21, 2016, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable. Further, the jury returned a unanimous verdict that Sophos literally infringed U.S. Patent Nos. 6,154,844; 8,677,494; 6,804,780; 7,613,926 and 8,141,154 and awarded Finjan $15 million in damages. The jury found that Sophos did not willfully infringe Finjan’s patents. On October 31, 2016, the Court entered Judgment in favor of Finjan. Sophos filed post-trial motions on December 20, 2016, asking the Court to overturn jury’s determination and to find that there was no infringement, that U.S. Patent Nos. 6,154,844 and 8,677,494 are not patent eligible, the damages were improper, and that collateral estoppel should apply, or, in the alternative, grant a new trial. The Court held a hearing on the post-trials motions on January 18, 2017, and on March 14, 2017, the Court issued an order denying Sophos’ request to overturn the jury’s determination and to find that there was no infringement, held that U.S. Patent Nos. 6,154,844 and 8,677,494 are patent eligible, that damages were proper, that collateral estoppel was not applicable, and denied the request for a new trial. The Court also granted Finjan’s request for pre- and post-judgment interest. Finjan has not received any revenue from Sophos with respect to this lawsuit. There can be no assurance that Finjan will be successful in collecting the full amount of the jury award.

Finjan, Inc. v. Blue Coat Systems LLC, Case No. 5:15-cv-03295-BLF (N.D. Cal.)

Finjan filed a second patent infringement lawsuit against Blue Coat Systems LLC (“Blue Coat”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580 (collectively, the “asserted patents”), through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. Finjan seeks entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat filed its Answer to the Complaint with Jury Demand and Counterclaim with Jury Demand against Finjan on September 8, 2015. On September 29, 2015, Finjan filed its Answer to Blue Coat’s Counterclaim. This second Blue Coat action is also assigned to the Honorable Beth Labson Freeman. On December 15, 2015, Blue Coat filed a Motion to Stay the case pending final resolution of Case 5:13-cv-03999-BLF, and Motions for Joinder of several Petitions for Inter Partes review (“IPR”) on five of seven asserted patents, and Ex Parte Reexamination requests for two asserted patents, filed previously by other defendants. A case management conference was held on December 17, 2015. On March 1, 2016 Finjan filed an amended Complaint to add existing Finjan U.S. Patent No. 9,141,786 and two newly issued Finjan U.S. Patent Nos. 9,189,621 (issued November 17, 2015) and 9,219,755 (issued December 22, 2015). On March 18, 2016, Blue Coat filed its Answer to the Amended Complaint and Counterclaims with Jury Demand. On April 8, 2016, Finjan filed its Answer to Blue Coat’s Counterclaims. On April 28, 2016, the Court held a hearing on Blue Coat’s motion to stay. On June 10, 2016, Finjan notified the Court on the status of the IPR and Ex Parte Reexamination proceedings for the asserted patents. On June 27, 2016, Finjan filed an Amended Answer to Blue Coat’s counterclaims, adding an affirmative defense of collateral estoppel. On June 27, 2016, Blue Coat filed an Amended Answer to Finjan’s Amended Complaint. On July 11, 2016, Finjan filed a motion to strike certain affirmative defenses in Blue Coat’s Amended Answer, and a reply to Blue Coat’s counterclaims. On July 26, 2016 the Court denied Blue Coat's motion to stay the second case pending proceedings before the USPTO and the United States Patent Trial and Appeal Board’s (“PTAB”). On July 28, 2016 Finjan filed a motion for preliminary injunction against Blue Coat. The preliminary injunction would prohibit Blue Coat from making, using, offering to sell or selling within the U.S. or import into the U.S. the Dynamic Real-Time Rating component of Blue Coat’s WebPulse product. On August 12, 2016, the parties filed a joint claim construction statement setting forth the parties’ undisputed and disputed claim terms. On August 19, 2016, the Court issued an Order setting a schedule for discovery relating to Finjan’s preliminary injunction motion. On August 23, 2016, Blue Coat filed a motion to strike Finjan’s infringement contentions on the grounds of collateral estoppel and res judicata, which Finjan opposed on September 27, 2016. On September 16, 2016, Blue Coat filed a motion for judgment on the pleadings under 35 U.S.C. § 101, claiming that the asserted claims of the ‘494 patent are ineligible for lack of patentable subject matter. The Court held a claim tutorial hearing on February 3, 2017, but cancelled the Markman hearing when Finjan and Blue Coat agreed to the meaning of all terms. The hearing on Finjan's Motion to Strike Blue Coat's Sixth, Ninth and Tenth Affirmative Defenses, Finjan's Motion for Preliminary Injunction and Blue Coat's Motion for Judgment on the Pleadings was heard on November 10, 2016. On November 14, 2016, the Court granted-in-part Finjan’s Motion to Strike Blue Coat’s Affirmative Defenses. On November 22, 2016, the Court denied Finjan’s Motion for a Preliminary Injunction. On December 13, 2016, the Court denied Blue Coat’s Motion for Judgment on the Pleadings. On January 31, 2017, the Court granted-in-part and denied-in-part Finjan’s motion to compel discovery from Blue Coat. On February 7, 2017, Finjan supplemented its infringement contentions. On February 2, 2017, the Court granted-in-part and denied-in-part Blue Coat’s Motion to Strike Finjan’s Infringement Contentions. Summary judgment motions are due to be filed with the Court by May 17, 2017, and a summary judgment hearing is scheduled for June 22, 2017. A pretrial conference is scheduled for October 5, 2017, and trial is scheduled for October 30, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Symantec Corporation., Case No. 14-cv-02998-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Symantec Corporation (“Symantec”) in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. Finjan amended the Complaint on September 11, 2014 to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494.  The accused products and services include Symantec Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, Safe-Web Lite, Norton Safe Web, Messaging Gateway, Messaging Gateway for Service Providers, Messaging Gateway Small Business Edition Managed Security Services-Advance Threat Protection, Advanced Threat Protection Solution, Symantec Protection Engine for Cloud Services, Symantec Protection Engine for Network Attached Storage, Symantec Mail Security for Domino, Symantec Mail Security for Microsoft Exchange, Symantec Scan Engine for Windows, Web Security.cloud, Email Security.cloud, AntiVirus/Filtering for Domino, AntiVirus for Linux, Mail Security for SMTP, Scan Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Linux/Solaris, Protection Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Windows, Web Gateway and Norton Security.  The principal parties in this proceeding are Finjan and Symantec. Finjan seeks entry of judgment that Symantec has infringed and is infringing the asserted patents, has contributorily infringed and is contributorily infringing U.S. Patent No. 8,015,182, and has induced infringement, and/or is inducing infringement of U.S. Patent Nos. 6,154,844, 7,613,926, 7,756,996, 7,757,289, 7,930,299, and 8,677,494, a preliminary and permanent injunction from infringing, contributorily infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Symantec answered the Amended Complaint on September 25, 2014, by denying Finjan’s allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112.  Symantec filed an Amended Answer on October 31, 2014, removing its Fourteenth Affirmative Defense of unenforceability. Both parties have demanded a jury trial.  This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  A Markman Hearing was heard on June 29, 2015.

On July 3, 2015, Symantec filed petitions for IPR before the PTAB for all asserted claims of U.S. Patent Nos. 8,015,182, 8,141,154, 7,757,289, 7,930,299, and 7,756,996. On September 10, 2015, Symantec filed a total of 11 IPR petitions for all asserted claims of asserted patents. On August 20, 2015, Symantec filed a motion to stay the case pending completion of these eight IPR petitions. The motion was heard on October 1, 2015 and on October 9, 2015, the Court stayed the case pending the PTAB’s decision on whether to institute IPR of the claims that are the subject of Symantec’s petitions. On January 14, 2016, the PTAB denied institution of six IPRs of five asserted patents. On January 21, 2016, the parties filed a joint status report giving the Court an update regarding the status of the IPR petitions. On February 26, 2016 the PTAB denied institution of an additional two IPRs filed on separate patents, denying a total of eight petitions as of February 26, 2016. On March 11, 2016 the PTAB denied two more IPR's on patents against Symantec, denying a total of 10 petitions to date. On March 18, 2016, the PTAB granted institution on the 11th Petition by Symantec, relating to U.S. Patent No. 8,677,494 (IPR2015-01892). On March 29, 2016, the parties jointly requested the Court lift the stay, and on March 30, 2016, the Court lifted the stay. On April 15, 2016, the parties jointly submitted a proposed schedule to the Court for the remainder of the case. On August 1, 2016 the Court issued a Scheduling Order indicating a timeline to trial but without specifically identifying a trial date. On August 31, 2016, the parties filed a joint stipulation requesting that the Court set a date for a settlement conference. There was a settlement conference that took place on March 3, 2017, and the parties provided an update on settlement discussions on March 17, 2017.

On August 25, 2016, Symantec filed an administrative motion requesting leave to submit supplemental authority regarding various claim construction issues and requesting the Court take judicial notice of statements made during and in connection with the IPR proceedings. Finjan opposed the motion on August 28, 2016. On August 24, 2016, Finjan filed a request that the Court take judicial notice of the PTAB’s construction of certain claim terms in connection with its denial to institute inter partes review with respect to U.S. Patent Nos. 7,613,926 and 8,677,494. On August 25, 2016, Finjan filed a request that the Court take judicial notice of the PTAB’s construction of certain claims in connection with its granting-in-part of inter partes review of U.S. Patent No. 8,677,494 and denial of inter partes review of U.S. Patent No. 7,613,926. Following a hearing on November 3, 2016, the Court granted the Motion and ordered the parties to file a joint statement by no later than November 11, 2016, proposing an expedited schedule for disclosures, briefs, and a Markman hearing if "deemed necessary by the Court". Finjan filed an opening supplemental claim construction brief on November 29, 2016, Symantec filed a responsive supplemental claim construction brief on December 13, 2016, and Finjan filed a reply brief on December 20, 2016. A supplemental Markman Hearing was held on January 20, 2017. The Court issued a Claim Construction Order on February 10, 2017. The Court issued an Order denying Symantec’s Motion to Strike Finjan’s Infringement Contention and Sanctions on February 15, 2017. A case management conference was held on February 21, 2017 to discuss the schedule of the case. On March 14, 2017, the Court issued an order scheduling summary judgment motions to be filed by September 22, 2017, the pretrial conference to be held on February 27, 2018, and a 10-day trial to commence on April 9, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Palo Alto Networks, Inc., Case No. 3:14-cv-04908 PJH (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. (“Palo Alto Networks”) in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection.  Palo Alto Networks failed to timely respond to the Complaint and Finjan submitted an application for Entry of Default.  On Palo Alto Networks’ request, Finjan stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan and Palo Alto Networks. Finjan seeks entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  On October 8, 2015, the Honorable Edward M. Chen recused himself from the case and requested the case be reassigned to another judge. Also on October 8, 2015, the case was reassigned to the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. On September 25, 2015, Palo Alto Networks filed a petition for IPR before the PTAB of U.S. Patent No. 8,141,154. On September 30, 2015, Palo Alto Networks filed petitions for IPR of U.S. Patent Nos. 7,058,822, 7,418,731, 7,647,633 and 8,225,408. On November 4, 2015, Palo Alto Networks filed an IPR petition of U.S. Patent Nos. 7,613,926. On November 5, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,965,968 and 8,141,154. On November 6, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,804,780, 7,613,918, 8,225,408 and 8,667,494. On December 10, 2015, the matter was stayed pending a decision by the PTAB on whether to institute IPR of Finjan's claims of its ten patents asserted against Palo Alto Networks. On March 21, 2016, the PTAB instituted trial on claims 1-8, 10 and 11 of U.S. Patent No.8,141,154, and on April 20, 2016, the PTAB instituted trial on the same claims from a separate petition. On March 29, 2016, the PTAB instituted trial on U.S. Patent No. 8,225,408, claims 14 and 19 of U.S. Patent No. 7,647,633, and denied institution of inter partes review for U.S. Patent Nos. 7,058,822 and 7,418,731. On May 9, 2016, the PTAB denied institution of trial on U.S. Patent Nos. 7,613,926, 6,965,968, 6,804,780, and 7,613,918. On May 13, 2016, the PTAB instituted trial on U.S. Patent No. 8,677,494. On May 26, 2016, the Court ordered the stay to remain in effect until the PTAB’s final determination of the instituted IPRs. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v ESET, LLC et al., Case No. 3:16-cv-03731-JD (N.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC ("ESET, LLC") and ESET SPOL S.R.O. (“ESET SPOL”) (collectively "ESET") in the United States District Court for the Northern District of California on July 1, 2016, asserting that ESET infringes Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,975,305, 8,079,086, 9,189,621, and 9,219,755, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, ESET ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, Host-based Intrusion Prevention System (HIPS), and ESET LiveGrid technologies including ESET’S Home Protection, Small Office, and Business product lines and ESET Services. Finjan seeks entry of a judgment that ESET has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. On July 14, 2016, this case was assigned to the Honorable James Donato in the San Francisco division. On July 27, 2016, ESET, LLC filed a motion to dismiss or stay this action on the grounds that ESET, LLC first filed a declaratory judgment action in the Southern District of California (ESET, LLC v. Finjan, Inc., Case No. 16-cv-01704 (S.D. Cal.)). A hearing was held on this motion on August 31, 2016, during which the Court stayed this matter pending the Southern District’s resolution of Finjan’s motion to dismiss ESET, LLC’s declaratory judgment action. On September 16, 2016, the Southern District dismissed ESET LLC’s declaratory judgment action without prejudice. On September 27, 2016, Finjan filed a notice of supplemental authority informing the Court that ESET’s declaratory judgment action in the Southern District of California was dismissed without prejudice and requesting that the Court lift the stay. A Case Management Conference was held on October 6, 2016, wherein the Court granted Finjan's request to lift the stay, referred the matter to a settlement conference, and ordered service of the Complaint on ESET's counsel on behalf of ESET SPOL under Federal Rules of Civil Procedure 4(f). On January 27, 2017, the Court ordered that this Case be transferred to the Southern District of California under 28 U.S.C. § 1404(a). This case was transferred to the Southern District of California on January 30, 2017 and was assigned to the Honorable Cathy Ann Bencivengo on February 8, 2017, Case No. 3-17-cv-00183 (S.D. Cal.). There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183 (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC (“ESET, LLC”) and ESET SPOL S.R.O. (“ESET SPOL”) (collectively, “ESET”) in the United States District Court for the Northern District of California on July 1, 2016 (Case No. 3:16-cv-03731-JD (N.D. Cal.)), which was transferred to the Southern District of California on January 31, 2017. This action is currently before the Honorable Cathy Ann Bencivengo. A Case Management Conference was held on March 20, 2017. On October 20, 2016, defendant ESET, LLC filed a motion to dismiss Finjan’s Complaint for failure to state a claim for patent infringement. On November 2, 2016, defendant ESET SPOL filed a motion to dismiss Finjan’s Complaint for lack of personal jurisdiction and for failure to state a claim for patent infringement. A hearing regarding ESET’s motions to dismiss was held on March 20, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

ESET, LLC v. Finjan, Inc., Case No. 16-cv-01704 (S.D. Cal.)

ESET, LLC (“ESET”) filed a Complaint for Declaratory Judgment against Finjan, Inc. (“Finjan”) in the United States District Court for the Southern District of California on July 1, 2016, asserting that there is an actual controversy between the parties to declare that ESET does not infringe any claim of U.S. Patent No. 7,975,305 (“the ‘305 Patent”). ESET sought an entry of judgment that it has not infringed any claim of the ’305 Patent, an injunction against Finjan from asserting any of the claims in the ‘305 Patent against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. On July 11, 2016, ESET filed an Amended Complaint for Declaratory Judgment, seeking entry of judgment that it does not infringe any claim of the U.S. Patent Nos. 6,154,844, 6,804,780, 7,975,305, 8,079,086, 9,189,621, and 9,219,755. ESET seeks an injunction against Finjan from asserting infringement of these patents against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. On July 26, 2016, Finjan filed a motion to dismiss the action pursuant to the first-to-file rule, asserting that Finjan was first to file an action in the Northern District of California with respect to five of the six patents at issue between the parties (Finjan, Inc. v ESET, LLC et al., Case 3:16-cv-03731-JD (N.D. Cal.). In the alternative, Finjan sought to have the case transferred to the Northern District of California on the basis that it is the most appropriate venue. On September 26, 2016, the Court granted Finjan’s motion and dismissed this action without prejudice. ESET has appealed the dismissal to the Court of Appeals for the Federal Circuit. The Federal Circuit dismissed this Appeal to the Federal Circuit on February 2, 2017 after the Court in Finjan, Inc. v. ESET, LLC et al., Case 3:16-cv-03731-JD, transferred that case to the Southern District of California.
Finjan, Inc. v. Cisco Systems, Inc., Case No. 17-cv-00072-SK (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 8,141,154; and 8,677,494 through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of a judgment that Cisco has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. Finjan filed a Proof of Service for January 12, 2017 on January 18, 2017. On March 6, 2017, Cisco answered Finjan’s Complaint by denying Finjan’s allegations of infringement, and alleging a counterclaim of breach of contract. A case management conference has been scheduled for June 8, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket No. 4c O 33/16 (Düsseldorf District Court)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O. (ESET SPOL"), a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. On November 24, 2016, ESET filed a nullity action. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., and Blue Coat Systems GmbH., Docket No. 4c O 33/16 (Dusseldorf District Court)

            Finjan filed a third patent infringement lawsuit against Blue Coat Systems, Inc., which is its first patent infringement suit against Blue Coat’s subsidiary Blue Coat Systems GmbH, located in Munich Germany in the Dusseldorf  District Court of Germany on October 14, 2016.  Finjan asserts that Blue Coat infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to Blue Coat’s ProxySG Secure Web Gateway, Blue Coat’s Content Analysis System, Blue Coat’s Malware Analysis Appliance, Webpulse, Security Analytics, Web Security Service, and Advanced Secure Gateway.  Finjan seeks a judgment sentencing Blue Coat to a fine for each violation of patent infringement or, alternatively imprisonment of Blue Coat’s directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of Blue Coat offering or delivering infringing software since November 1, 2008.  There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

A third third-party request for Ex Parte Reexamination of Claims 17 and 24 of U.S. Patent No. 8,079,086 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,654. The reexamination request was partially granted on February 2, 2016. Requester’s petitioned the Director to reconsider the partial denial and the petition was granted on March 21, 2016. A response to non-final Office Action was filed on August 10, 2016. On November 23, 2016, the Patent Office issued a Reexamination Certificate confirming the patentability of all claims.

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016 and a non-final Office Action was mailed on April 12, 2016. A response to the non-final Office Action was filed on June 13, 2016. A Final Action was mailed on August 24, 2016 with a response due October 24, 2016. A response to the

Final Action was filed on October 24, 2016 and a second interview with the Patent Office was conducted. The Patent Office issued an Advisory Action maintaining the rejections. A Notice of Appeal was filed on November 11, 2016 and an Appeal Brief was filed on January 23, 2017. Finjan is currently waiting on a response from the Patent Office. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

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

U.S. Patent No. 6,154,844 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 32 and 42 of U.S. Patent No. 6,154,844 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,653. The request for reexamination was granted on January 13, 2016. On March 30, 2016, the Patent Office terminated the reexamination and mailed a Notice of Intent to Issue a Reexamination Certificate. On May 13, 2016, a Reexamination Certificate was issued confirming the patentability of all claims.

U.S. Patent No. 7,930,299 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 13, 14-18, 20 of U.S. Patent No. 7,930,299 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,811. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). Finjan is currently waiting on a decision on the Petition. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 8,015,182 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 8-11, 13 of U.S. Patent No. 8,015,182 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,812. The request for reexamination was granted on October 17, 2016. On December 19, 2016, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). Finjan is currently waiting on a decision on the Petition. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,756,996 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 1-7 of U.S. Patent No. 7,756,996 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,813. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). Finjan is currently waiting on a decision on the Petition. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

Inter Partes Reexamination Proceedings:

As defined by the USPTO, an Inter Partes Reexamination is a “proceeding in which any person who is not the patent owner and is not otherwise estopped may request examination of a U.S. Patent issued from an original application filed on or after November 29, 1999, based on one or more prior patents or printed publications. Both patent owner and third party requester have participation rights throughout the proceeding, including appeal rights.” Effective September 16, 2012, the American Invents Act (“AIA”) replaced Inter Partes Reexaminations with proceedings referred to as post-grant review and Inter Partes Review (“IPR”). Post-grant proceedings are generally available immediately after patent issuance.  For patents filed under the pre-AIA first to invent rules (i.e., applications filed prior to March 16, 2013, IPRs can be initiated immediately following issuance of patent.  For patents examined under the AIA first-to-file rules (i.e., applications filed on or after March 16, 2013), IPRs can be initiated after the nine-month window of eligibility for post-grant review.

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):
A third-party request for Inter Partes Reexamination of all Claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. Finjan filed a response to non-final Office Action and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. Finjan responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. Symantec responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, Finjan filed a Notice of Appeal of the rejection of Claims 1-55 followed by an Appeal Brief on September 2, 2014.  The Requester Symantec filed a respondent brief on October 2, 2014.  The Examiner filed a brief on March 25, 2015.  Finjan filed a Rebuttal Brief on April 27, 2015 and a Request for Oral Hearing on May 26, 2015. The Rebuttal Brief maintained Finjan’s request to review the rejections of Claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54. Claims 1, 5, 6, 12, 15, 21, 33, 37, 38, 45, 52 and 55 were withdrawn from appeal in view the final invalidity decision issued on September 15, 2014 by the Federal Circuit. The Appeal was forwarded to the PTAB in accordance with the Notice mailed June 2, 2015. Finjan also sought examination of additional claims through multiple Track I expedited continuation applications. Finjan was granted U.S. Patent Nos. 9,189,621 and 9,291,755 containing those additional claims on November 17, 2015 and December 22, 2015, respectively. Oral argument was heard on February 17, 2016. On February 29, 2016, the PTAB issued a decision affirming the rejections of the Examiner. On March 29, 2016, Finjan filed a request for rehearing regarding the rejection of claims 22-32 and 46 and the Requester filed comments on April 28, 2016. The PTAB denied Finjan’s Request for Rehearing on August 5, 2016. Finjan did not appeal the PTAB decision to the Federal Circuit. A Reexamination Certificate cancelling the rejected claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54 was issued on January 12, 2017.

Inter Partes Review Proceedings:

As defined by the USPTO, Inter Partes Review (“IPR”) is a trial proceeding conducted at the Patent and Trial and Appeal Board (PTAB or Board) to review the patentability of one or more claims in a patent only on a ground that could be raised under §§ 102 or 103, and only on the basis of prior art consisting of patents or printed publications. For first-inventor-to-file patents IPR process begins with a third party (a person who is not the owner of the patent) filing a petition after the later of either: (1) nine months after the grant of the patent or issuance of a reissue patent; or (2) if a post grant review is instituted, the termination of the post grant review. These deadlines do not apply to first-to-invent patents. The patent owner may file a preliminary response to the petition. An IPR may be instituted upon a showing that there is a reasonable likelihood that the petitioner would prevail with respect to at least one claim challenged. If the proceeding is instituted and not dismissed, a final determination by the Board will be issued within one year (extendable for good cause by six months). The procedure for conducting IPR took effect on September 16, 2012, and applies to any patent issued before, on, or after September 16, 2012.

U.S. Patent No. 7,613,926 (the “’926 Patent”)
On March 19, 2015, Sophos, Inc. filed a petition for IPR of U.S. Patent No. 7,613,926 (IPR2015-00907).  Finjan filed a Patent Owner’s Preliminary Response (“POPR”) to the petition on June 26, 2015.  The PTAB denied Sophos’ petition to institute the IPR proceeding on the ‘926 Patent on September 24, 2015. On October 26, 2015, Sophos filed a Request for Rehearing, and on December 4, 2015, the PTAB denied Sophos’ Request for Rehearing.

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On April 8, 2015, Sophos, Inc. filed a petition for IPR of U.S. Patent No. 8,677,494 (IPR2015-01022).  Finjan filed a POPR to the petition on July 14, 2015. The PTAB denied Sophos’ petition to institute the IPR proceeding on the ‘494 Patent on September 24, 2015. On October 26, 2015, Sophos filed a Request for Rehearing, and on January 28, 2016, the PTAB denied Sophos’ Request for Rehearing.

U.S. Patent No. 7,756,996 (the “’996 Patent”)
On July 3, 2015, Symantec Corporation filed two (2) separate petitions for IPR of U.S. Patent No. 7,756,996 (IPR2015-01545/01546).  Finjan filed POPRs to the petitions October 19 and 20, 2015. The PTAB denied both of Symantec’s petitions to institute IPR proceedings on the ‘996 Patent on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing.

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

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On July 3, 2015, April 19, 2016, and May 26, 2016, Symantec Corporation filed three (3) separate petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547; IPR2016-00919; IPR2016-01071), and moved to join the petition for IPR filed by Palo Alto Networks with respect to the ‘154 Patent (IPR2016-00151).  Finjan filed a POPR to the petition in IPR2015-01547 on October 19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings in IPR2015-01547 on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing with respect to IPR2015-01547, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing. With respect to IPR2016-00919 and IPR2016-01071 on the ‘154 Patent, the PTAB’s granted Symantec’s motions for joinder on September 8, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of the instituted claims in both IPR2016-00919 and IPR2016-01071.

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 10, 2015, Symantec filed a petition for inter partes review of the ’494 Patent (IPR2015-01892). Finjan filed a POPR to the petition on December 28, 2015. On March 18, 2016, the PTAB granted Symantec’s petition to institute the IPR proceeding on claims 1, 2, 5, 6, 10, 11, 14, and 15 of the ’494 Patent. On April 1, 2016, Finjan filed a request for rehearing. The PTAB denied the request for rehearing on May 23, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 of the ’494 Patent.

On September 11, 2015, Symantec Corp. filed a petition for inter partes review of the ’494 Patent (IPR2015-01897). Finjan filed a POPR to the petition on December 28, 2015. The PTAB denied Symantec’s petition to institute the IPR proceeding on the ’494 Patent on February 26, 2016.
U.S. Patent No. 6,154,844 (the “’844 Patent”)
On September 11, 2015, Symantec Corporation filed a petition for IPR of U.S. Patent No. 6,154,844 (“the ‘844 Patent”) (IPR2015-01894). Finjan filed a POPR to the petition on December 17, 2015. The PTAB denied institution of the IPR proceeding on the ‘844 Patent on March 11, 2016.

U.S. Patent No. 7,613,926 (the “’926 Patent”)
On September 11, 2015, Symantec, Corp. (“Symantec”) filed two petitions for IPR of the ’926 Patent (IPR2015-01893, IPR2015-01895). Finjan filed its POPRs to the Petition on December 17, 2015. The PTAB denied Symantec’s petition to institute the IPR proceeding for IPR2015-01895 on February 26, 2016. The PTAB denied Symantec’s petition to institute the IPR proceeding for IPR2015-01893 on March 11, 2016.

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 and a Motion for Joinder to Symantec’s Petition for IPR of the ‘154 Patent (IPR2015-01547). (IPR2015-01979; IPR2016-00151). Finjan filed a POPR to the first petition in IPR2015-01979 on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. On April 5, 2016, Finjan filed a partial request for rehearing, and on April 19, 2016, the PTAB denied Finjan’s partial request for rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151 on the ‘154 Patent, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a partial request for rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00151. The parties had an oral hearing for IPR2016-00151 on January 24, 2017 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. The parties had an oral hearing for IPR2015-01979 on December 15, 2016 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims.

U.S. Patent No. 7,647,633 (the “’633 Patent”)
On September 30, 2015, Palo Alto Networks, Inc. filed a petition for IPR of U.S. Patent No. 7,647,633 (IPR2015-01974). Finjan filed a POPR to the petition on January 7, 2016. On March 29, 2016, the PTAB granted institution of IPR proceedings with respect to claims 14 and 19 of the ‘633 Patent, and denied institution with respect to all other challenged claims. On April 12, 2016, Palo Alto Networks filed a request for rehearing. On May 18, 2016, the PTAB denied Palo Alto Networks’ Request for Rehearing. On June 1, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-01974. The parties had an oral hearing on January 5, 2017, and on March 16, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims.

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

U.S. Patent No. 7,418,731 (the “’731 Patent”)
On September 30, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,418,731 (IPR2015-02000). Finjan filed a POPR to the petition on January 8, 2016. The PTAB denied institution of IPR proceedings on the ‘731 Patent on March 23, 2016. On April 22, 2016, Palo Alto Networks filed a Request for Rehearing. On May 20, 2016, the PTAB denied Palo Alto Networks’ Request for Rehearing.

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed POPRs to the petitions on January 6, 2016, and February 17, 2016, respectively. On March 29, 2016, the PTAB granted institution of the IPR proceedings in IPR2015-02001 and IPR2016-00157 and consolidated the two IPR proceedings. On April 12, 2016, Finjan filed requests for rehearing. On May 16, 2016, the PTAB denied Finjan’s Requests for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-02001 and IPR 2016-00157. The parties had an oral hearing on January 5, 2017, and on March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims.

U.S. Patent No. 7,613,926 (the “’926 Patent”)
On November 4, 2015, Palo Alto Networks, Inc. filed a petition for IPR of the ’926 Patent (IPR2016-00145). Finjan filed its POPR on February 17, 2016. The PTAB denied Palo Alto Networks’ petition to institute the IPR proceeding on the ’926 Patent on May 9, 2016.

U.S. Patent No. 6,965,968 (the “’968 Patent”)
On November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of United States Patent No. 6,965,968 (IPR 2016-00149, IPR2016-00150). Finjan filed POPRs to the petitions on February 17, 2016. On May 16, 2016, the PTAB denied institution of IPR proceedings on both petitions.

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

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00159. The parties had an oral hearing on February 16, 2017 and are waiting on a final decision from the PTAB.

U.S. Patent No. 6,965,968 (the “’968 Patent”)
On January 19, 2016, Blue Coat Systems, Inc. filed two petitions for IPR of the ‘968 Patent (IPR2016-00478; IPR2016-00479) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘968 Patent (IPR2015-00149; IPR2015-00150). On April 22, 2016, Finjan filed a POPR to the petitions. On June 20, 2016, the PTAB denied institution of IPR proceedings on both petitions.

U.S. Patent No. 7,647,633 (the “’633 Patent”)
On January 20, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (“the ‘633 Patent”) (IPR2016-00480) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘633 Patent (IPR2015-01974). On April 22, 2016, Finjan filed a POPR to the petition. On June 24, 2016, the PTAB instituted IPR, and granted Blue Coat’s Motion for Joinder. On March 16, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims.

U.S. Patent No. 7,418,731 (the “’731 Patent”)
On January 21, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,418,731 (“the ‘731 Patent”) (IPR2016-00493) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘731 Patent (IPR2015-02000). On April 29, 2016, Finjan filed a POPR to the petition. On June 8, 2016, the PTAB denied institution of IPR.

U.S. Patent No. 6,804,780 (the “’780 Patent”)
On January 21, 2016, Blue Coat Systems, Inc. filed a petition for IPR of U.S. Patent No. 6,804,780 (IPR2016-00492) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘780 Patent (IPR2016-00165). On April 29, 2016, Finjan filed a POPR to the petition. On June 8, 2016, the PTAB denied institution of IPR.

U.S. Patent No. 6,154,844 (the “’844 Patent”)
On January 25, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 6,154,844 (IPR2016-00498) and a Motion for Joinder to Symantec Corp.’s Petition for IPR of the ‘844 Patent (IPR2015-01894). On April 29, 2016, Finjan filed a POPR to the petition. On June 20, 2016, the PTAB dismissed the Petition and motion for joinder pursuant to Blue Coat’s motion to dismiss.

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On April 27, 2016, Blue Coat Systems, Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2016-00955; IPR2016-00956), and Motion for Joinder to Palo Alto Networks, Inc.’s Petitions for IPR of the ‘408 Patent (IPR2015-02001 and IPR2016-00157). On August 30, 2016, the PTAB granted Blue Coat Systems, Inc.’s Motions for Joinder. On March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims in IPR2015-02001 and IPR2016-00157.

U.S. Patent No. 8,677,494 (the “494 Patent”)
On April 14, 2016 and on June 10, 2016, Blue Coat Systems, Inc. filed two Petitions for IPR of United States Patent No. 8,677,494 (IPR2016-00890; IPR2016-01174) and a Motion for Joinder to Symantec Corp.’s Petition for IPR of the ‘494 Patent (IPR2015-01892) and Palo Alto Networks, Inc.’s Petition for IPR of the ‘494 Patent (IPR2016-00159). The PTAB granted Blue Coat’s motions for joinder. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 of the ’494 Patent in IPR2015-01892.

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

U.S. Patent No. 8,079,086 (the “’086 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,079,086 (the “’086 Patent”) (IPR2016-01444). Finjan filed its POPR on November 18, 2016. The PTAB denied institution of IPR on February 16, 2017.

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,225,408 (the “’408 Patent”) (IPR2016-01441). On November 18, 2016, Finjan filed a POPR. On December 13, 2016, the PTAB authorized Blue Coat to file a Reply to the POPR and Finjan a sur-reply to respond to the arguments in Petitioner’s Reply. On January 23, 2017, the PTAB denied institution of IPR.

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,677,494 (the “’494 Patent”) (IPR2016-01443). On January 23. 2017, the PTAB denied Blue Coat’s petition to institute the IPR proceeding on the ’494 Patent.

U.S. Patent No. 8,225,408 (“’408 Patent”)
On October 28, 2016, FireEye, Inc. filed a Petition for IPR of the ‘408 Patent (IPR2017-00157) and a Motion for Joinder to Blue Coat Systems, Inc.’s Petition for IPR of the ‘408 Patent (IPR2016-01441). Finjan filed its POPR on February 3, 2017 and the PTAB denied institution of IPR of Blue Coat’s Petition for IPR on January 23, 2017.

U.S. Patent No. 8,079,086 (the “’086 Patent”)
On October 28, 2016, FireEye, Inc. filed a petition for IPR of the ’086 Patent (IPR2017-00155) and a Motion for Joinder to Blue Coat’s Petition for IPR of the ’086 Patent (IPR2016-01444). Finjan filed its POPR on February 3, 2017 and the PTAB denied institution of IPR of Blue Coat’s Petition for IPR on February 16, 2017.

U.S. Patent No. 9,189,621 (the “’621 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’621 Patent (IPR2017-00995). The PTAB has not yet issued a notice of filing date.

U.S. Patent No. 9,141,786 (the “’786 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’786 Patent (IPR2017-00996). Finjan will file its POPR on June 14, 2017.

U.S. Patent No. 9,219,755 (the “’755 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’755 Patent (IPR2017-00997). Finjan will file its POPR on June 15, 2017.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been trading on the NASDAQ under the symbol “FNJN” since May 12, 2014.  The following table sets forth the high and low sales prices for our common stock, as reported on the NASDAQ, for each of the periods listed below.

No dividends were declared or paid.

	High	Low
Year Ending December 31, 2016
Fourth Quarter	$1.90	$1.00
Third Quarter	$2.24	$1.28
Second Quarter	$2.35	$0.87
First Quarter	$1.26	$0.81
Year Ended December 31, 2015
Fourth Quarter	$1.93	$1.14
Third Quarter	$2.80	$1.28
Second Quarter	$2.22	$1.16
First Quarter	$3.25	$1.76

Holders

As of March 23, 2017, there were approximately 43 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is organized as follows:

Overview. A discussion of our business and overall analysis of financial and other highlights in order to provide context for the remainder of MD&A.

Significant Developments. We highlight significant developments in our business and operations during the past year.

Industry Trends & Outlook. A discussion of notable industry trends and how such trends might affect our business and operations as well as an outlook on developments we see on the horizon.

Comparability to Future Results. We discuss areas of our historical business and operations that may not be indicative of future results.

Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing fiscal 2016 to 2015.

Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

Contractual Obligations. An overview of our contractual obligations outstanding as of December 31, 2016, including expected payment schedules.

Critical Accounting Policies and Estimates. A discussion of our accounting policies that require critical estimates, assumptions, and judgments.

Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.

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

As a core element of our continued patent licensing and enforcement business, our management team, having expertise with technology and IP monetization, monitors a number of markets and assesses and observes the adoption of our patented technologies in these markets.  Our management team, in conjunction with outside legal, technical, and financial experts concludes on a case-by-case basis whether or not they believe that Finjan’s patented technologies are being used.  Based on these observations, we continue to believe our patented technologies are highly relevant in specific cybersecurity technology areas including, but not limited to endpoint/cloud software, web gateway/internet infrastructure, networking equipment markets, and mobile security. From that basis, the Company pursues unlicensed entities through licensing, assertion of claims or both to preserve the value of our portfolio in general. This also reinforces the value to existing licensees of the Finjan patent portfolio.

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

CybeRisk was founded in 2015 to deliver global advanced cyber risk and cyber security advisory services. Through a team of employees and consultants, based in East Palo Alto and Tel Aviv, CybeRisk assesses corporate risk exposure and delivers appropriate mitigation strategies. Its unique and focused offering positions CybeRisk as the piece that interconnects the "server room to the board room".

As of December 31, 2016, we had 12 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Significant Developments During 2016 and Early 2017

Equity Raise of $10.2 Million in Series A Preferred Stock

On May 6, 2016, Finjan Holdings entered into a Series A Preferred Stock Purchase Agreement with Halcyon LDRII, pursuant to which the Company agreed to issue to Halcyon LDRII in a private placement an aggregate of 102,000 shares of the Company’s Series A Preferred Stock at a purchase price of $100.00 per share, for aggregate proceeds of $10.2 million.

Finjan Mobile Launched Gen3 Mobile Secure Browser, VitalSecurityTM

In 2016 Finjan Mobile, Inc. launched Gen3 Mobile Secure Browser, VitalSecurityTM, a fully functional browser that offers protection for both mobile and tablet devices. Using VitalSecurityTM, users can safely browse the internet and be warned that sites might contain malicious or suspicious content.

For the IOS and Android operating systems, Finjan Mobile VitalSecurity Browser educates users by identifying potential vulnerabilities on websites. The app can identify URL’s that have been flagged by industry leading cyber companies and protect you from viruses and malicious content.

The Gen3.5 mobile secure browser is completely redesigned and is built from Finjan’s patented technology. The browser features:

•	Complete browser functionality

•	Protection against potential phishing attacks

•	Detailed analysis from top cyber companies

•	Private browsing functionality to guard privacy using private tabs

•	Touch ID and Passcode security to protect your browsing experience

•	Support for Tabs, Bookmarks and History

•	Complete tracker transparency by alerting you of all advertising, social, content and analytic scripts that are embedded in websites you visit

Type in a search term and Finjan Mobile VitalSecurity will scan search results and present informative notifications - Safe, Caution or Danger. If a site is considered dangerous, you can choose to click and go right to the website, or learn about potential privacy and phishing vulnerabilities. Educating users on privacy and potential vulnerabilities is our main objective.

New Patents

On March 22, 2016, our subsidiary, Finjan, was issued U.S. Patent No. 9,294,493 (‘493 Patent). The ‘493 Patent relates to protection against malicious program code that is injected via input parameters to function calls.

On September 13, 2016, our subsidiary, Finjan, was issued U.S. Patent No. 9,444,844. The 9,444,844 Patent relates to proprietary malicious mobile code runtime monitoring systems and methods, designed to address potential network security threats through better recognition of malicious code segments passing through Internet infrastructure and networks to endpoint devices. The techniques described in the 9,444,844 Patent cover protection systems and methods offering security for one or more personal computers and/or other intermittently or persistently network accessible devices or processes. Specifically, the inventive aspects of the patent cover various defenses from malicious or otherwise undesirable operations of Java™ applets, ActiveX™ controls, JavaScript™ scripts, Visual Basic™ scripts, add-ons, and other programs which are downloaded by users without considering their inherent security risks.

On October 5, 2016, our subsidiary, Finjan, was issued European Patent No. EP 1 810 152 B1 (‘EP B1 Patent). The patent relates to parsing an incoming stream of mobile code, as the stream is being received, to discover potential exploits within the mobile code.

On December 20, 2016, our subsidiary, Finjan, was issued U.S. Patent No. 9,525,680 (‘680 Patent).   The ’680 Patent relates to secure communication between a client and a server computer using certificates, even when a non-secure computer intermediates between the client and the server.

On January 24, 2017, our subsidiary, Finjan Mobile received its first US patent, U.S.  Patent  No. 9,554,279. The patent relates to authorizing a mobile device to access a secure server based in part on whether the mobile device is currently located within an authorized geographical area.

Inter Partes Reviews

See “Item 3. Legal Proceedings.”

Patent litigations

See “Item 3. Legal Proceedings.”

Industry Trends and Outlook

We believe that 2017 might be an active year for patent law reform although intellectual property did not seem to be a key issue during the presidential election cycle.  We believe that proponents of patent law reform, largely made up of individual or coalitions of powerful technology corporations continue to seek severe statutory limitations on how companies — specifically those who own patents and do not make product covered by such patents — can enforce their patents against companies who make products.  The U.S. Congress is considering proposals from all constituents. In an effort to ensure fair and balanced protections for all good faith patent owners, our executives have dedicated time and resources to actively educate our lawmakers and existing and prospective stakeholders on how certain proposed reforms could harm individual inventors, startups, small companies, the licensing industry and therefore, U.S. innovation and the U.S. economy as a whole.

Further, since the enactment of the AIA on September 16, 2011, several aspects of the patent law have been interpreted by the courts, including what constitutes patentable subject matter, inducement of infringement, and (attorney) fee-shifting to the non-prevailing party in the context of litigation, among other issues.  Moreover, under AIA, patents previously granted by the USPTO may be reviewed through post-patent grant proceedings such as reexamination or IPR.  It has become a trend, if not a practice, for accused infringers to petition for reexaminations or IPRs of asserted patents as these proceedings may give the petitioner “two bites at the apple.”  The outcome of the proceedings can range from decisions favorable to the patent holder, favorable to both parties, or favorable to the petitioner.  If the outcome is the latter, the value of the challenged patent can be materially reduced or extinguished.  Thus, patent rights, including enforcement of such rights against unauthorized use is inherently subject to uncertainties.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings 2014 Incentive Plan (“2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. A total of 185,260 restricted stock units and 1,607,346 options remain outstanding as of December 31, 2016, under the 2014 Plan. Our Board of Directors recently approved an increase in the number of shares reserved under our 2014 Plan which is subject to approval of our stockholders. Therefore, we expect that future equity-based awards will continue to be made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

We have increased the number of our employees to help execute our strategy in the cybersecurity business and support our public company functions, and expect to hire additional employees in both capacities to continue our growth plans.  Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical period presented in our financial statements.

Results of Operations

We operate a cybersecurity business, focused on licensing and enforcement, providing advisory services, developing mobile security applications, and investing in emerging cybersecurity technologies and intellectual property.

Year ended December 31, 2016 compared with the year ended December 31, 2015:

	For the Years Ended December 31,
	2016	% of Revenue	2015	% of Revenue	Change	% Change
	(In thousands, except percentages)
Revenue	$18,387	—	$4,687	$—	13,700	292%

Cost of revenues	3,037	17%	814	17%	2,223	273%

Gross profit	15,350	83%	3,873	83%	11,477	296%

Operating expenses:
Sales, general and administrative (1)	14,430	78%	17,367	371%	(2,937)	(17)%
Research and development	570	3%	391	8%	179	46%
Total operating expenses	15,000	82%	17,758	379%	(2,758)	(16)%

Other income	—	—	1,283	27%	(1,283)	(100)%

Net income (loss)	$350	2%	$(12,602)	(269)%	12,952	(103)%

(1) Includes stock based compensation	$872	5%	$766	16%	106	14%

Revenue in 2016 is derived from multiple license agreements that we entered into with third-parties following negotiations pursuant to our patent licensing and enforcement program. In addition, we have a consulting business started in 2015. Our revenues increased by $13.7 million or by 292%, to $18.4 million in the year ended December 31, 2016 compared to $4.7 million in the year ended December 31, 2015. The increase is primarily due to licensing revenues, as further described in "Item 1. Business" - "Licensing and Enforcement - Current Activities, Post 2013".

Cost of revenues includes legal fees directly associated with our licensing and enforcement program. Cost of revenues increased 273% for the year ended December 31, 2016 compared to the year ended December 31, 2015, largely in proportion to increased revenues.

Gross profit as a percentage of revenues remained consistent in 2016 compared to 2015 at approximately 83%, with gross margin growing 296%, in relation to the increase in revenues.

Operating expenses consists of sales and marketing, general and administrative, and research and development. Sales, general and administrative expenses ("SG&A") consisted primarily of legal fees incurred in pursuing our revenues, and employee headcount related expenses. These comprise approximately 70% of total SG&A expense. Litigation expenses decreased $1.7 million to $6.3 million in 2016 compared to 2015, and is primarily due to the timing of various outstanding actions. See "Item 3. Legal Proceedings". Employee headcount related expenses remained consistent year over at approximately $4.5 million. In addition, SG&A expenses which include consulting and other professional fees, facilities and other administrative expenses and fees, decreased by over $1 million in 2016 compared to 2015, primarily due to the cost of relocating to California in 2015.

Revenues and operations from the Company’s Finjan Mobile security business and the Company’s CybeRisk advisory services and were deemed immaterial for the years ended December 31, 2016 and 2015.

For the year ended December 31, 2016 our other income was $0 compared to $1.3 million for the year ended December 31, 2015, due primarily from our gain on investing activities through a liquidity event in a cybertechnology fund.

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

In addition, on November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $2.7 million of the commitment remains unfunded. The fund can make a call on our remaining commitment at any time.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We believe we have sufficient cash on hand to fund such obligations.

The Company leases its corporate headquarters office in East Palo Alto, California and offices in New York, New York, Menlo Park, California and Tel Aviv, Israel. Under the terms of the four leases, the Company owes minimum lease obligations of $1.2 million over the remaining life of the leases, of which $0.8 million is for the East Palo Alto headquarters lease.  During 2015 the Company entered into subleases for each of the Menlo Park and New York offices for essentially the remaining duration of the lease. As of December 31, 2016, the total future minimum lease payments to be received under the Menlo Park and New York subleases was $178,000 and $292,000, respectively.

Our primary sources of liquidity are cash flows from operations, principally historical and future proceeds from licenses, settlements and judgments in connection with our patent enforcement and licensing activities. During 2016, Finjan entered into a licensing agreement that provides for installment payments through January, 2018.  The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. Thus, our income and cash flows may vary significantly from period to period.

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Cash & cash equivalents	13,678	6,101

As of December 31, 2016, we had approximately $13.7 million of cash and cash equivalents, an increase of approximately $7.6 million from $6.1 million in 2015. This is primarily attributable to the $6.8 million in net cash provided by financing activities, $1.3 million in net cash provided operating activities, offset by $0.6 million in net cash used in investing activities.

Based on current forecasts, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months from the date of filing this annual report. Such forecasts include approximately $9.7 million received subsequent to year end as described in Note 15 of our consolidated financial statements and $3.3 million of licensing revenue to be received by January 3, 2018 under existing contracts. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. To insure against any such difficulties, we may raise additional capital to fund licensing and enforcement actions, planned research and development activities and to better solidify our financial position. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. Further, if the Company is unable to obtain additional funding on a timely basis, the Company may be required to curtail or terminate some or all of its business plans.

Cash flows for the year ended December 31, 2016 and 2015

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	1,328	(11,259)

Net cash used in investing activities	(559)	(199)

Net cash provided by financing activities	6,808	54

Operating Activities: Net cash provided by operating activities was $1.3 million for the year ended December 31, 2016 and is comprised of $0.4 million in net income, $0.9 million in stock-based compensation, $0.1 million in depreciation, offset by $0.1 million change in net operating assets and liabilities.

Net cash used in operating activities was $11.3 million for the year ended December 31, 2015. This is comprised of a net loss of $12.6 million and a $1.3 million return on investment, offset by $0.8 million in stock-based compensation and $1.8 million change in net operating assets and liabilities.

Investing Activities: During the year ended December 31, 2016, cash used by investing activities primarily related to the $0.6 million cash call by JVP. During the year ended December 31, 2015, cash used by investing activities primarily related to the $0.8 million cash call by JVP and $0.2 million related to the purchase of property, plant and equipment, offset by proceeds of $0.8 million in cash from the exit of one of JVP's portfolio companies.

Financing Activities: During the year ended December 31, 2016, net cash provided by financing activities was $6.8 million and an immaterial amount for same period in 2015.  Cash provided by financing activities of $6.8 million during 2016 primarily resulted from the Series A Preferred Stock Financing in May 2016 of $6.7 million, net comprised of the initial financing of $9.5 million, net, offset by subsequent redemptions of $2.8 million. Redemptions are tied, at the option of the holder, to future proceeds as defined in the Certificate of Designation. In addition, the financing is subject to dividends accreted to the investors over time; a portion of the redemptions are applied to this accretion. Finally, $0.1 million of the net cash provided by financing activities was proceeds from the exercise of stock options.

Contractual Obligations

The following table summarizes, as of December 31, 2016, the Company's contractual obligations over the next two years for the property leases entered into during the years ended 2015, 2014, and 2013, and the Company's investment in JVP:

	Payments due by Period (In thousands)
Contractual Obligations	Less Than 1 Year	1-2 Years	Total
Operating Lease Obligations:	$753	$459	$1,212

Other Long-Term Liabilities:
Capital Commitments not Called	750	1,950	2,700

Total	$1,503	$2,409	$3,912

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

Off-Balance Sheet Arrangements

In connection with the investment in JVP, we have a commitment balance outstanding of approximately $2.7 million, which can be called at any time.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) , which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing , which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients , which contains certain practical expedients in response to identified implementation issues. The Company expects to adopt this guidance in the first quarter of fiscal 2018 and apply the modified retrospective approach. The Company is evaluating the impact of adopting this new accounting standard on our consolidated financial statements.

In February, 2016, FASB issued ASU No. 2016-02 “Leases” that requires a lessee to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect of the standard on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which for the Company will commence with the year beginning January 1, 2018, with early adoption permitted commencing January 1, 2017. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice.  ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of December 31, 2016, totaled $13.7 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of December 31, 2016, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting of operations as of December 31, 2016. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2017 (the “Proxy Statement”) under the caption “Directors, Management and Corporate Governance.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1. Business — Corporate Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Voting Securities of Certain Beneficial Owners and Management” and “Executive Compensation—Outstanding Equity Awards at Fiscal Year End.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm – Disclosure of Marcum LLP Fees for the Years Ended December 31, 2016 and 2015” and “- Pre-Approval Policies and Procedures.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company, effective July 10, 2014 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed July 11, 2014)

3.2	Certificate of Designation of Series A Preferred Stock dated May 20, 2016 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K/A filed on May 24, 2016)

3.3	Amended and Restated Bylaws, adopted July 10, 2014 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed July 11, 2014)

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

10.3	Employment Agreement, dated as of July 5, 2013, by and between the Company and Philip Hartstein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 12, 2013)#

10.4
Amended and Restated Employment Agreement, dated November 11, 2014, between Finjan Holdings, Inc. and Michael Noonan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 12, 2014)#

10.5	Employment Agreement, dated January 19, 2014, between Finjan Holdings, Inc. and Julie Mar-Spinola (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 31, 2015)#

10.6	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)#

10.7	Form of Option Award under the Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed March 14, 2014)#

10.8	Finjan Holdings, Inc. 2014 Incentive Compensation Plan, dated July 10, 2014 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.9	Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.10
Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.11	Summary of Director Compensation (incorporated by reference to our Current Report on Form 8-K filed April 8, 2014)#

10.12	Finjan Holdings, Inc. Israeli Appendix to the 2014 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2015)#

10.13	Form of Israeli Option Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 26, 2015)#

10.14
Sublease Agreement, dated January 7, 2015, between Finjan Holdings, Inc. and Tribune Media Company (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed September 11, 2013)

Exhibit Number	Exhibit Description
10.15
Series A Preferred Stock Purchase Agreement, dated May 6, 2016, between Finjan Holdings, Inc. and Halcyon Long Duration Recoveries Investments I LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 12, 2016)

10.16
Patent License, Settlement and Release Agreement, dated June 3, 2016, between Finjan, Inc. and Proofpoint, Inc. and Armorize Technologies (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 9, 2016)%

21.1	Subsidiaries of Finjan Holdings, Inc.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

101.INS	XBRL Instance Document*+

101.SCH	XBRL Taxonomy Extension Schema Document*+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+

*	Filed herewith.

%	Confidential treatment has been obtained with respect to certain omitted portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

FINJAN HOLDINGS, INC.

Date:	March 27, 2017	By:	/s/ Philip Hartstein
Philip Hartstein
President & Chief Executive Officer (Principal Executive Officer)

Date:	March 27, 2017	By:	/s/ Michael Noonan
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric Benhamou	Director	March 27, 2017
Eric Benhamou

/s/ Daniel Chinn	Chairman	March 27, 2017
Daniel Chinn

/s/ Glenn Daniel	Director	March 27, 2017
Glenn Daniel

/s/ Harry Kellogg	Director	March 27, 2017
Harry Kellogg

/s/ Michael Southworth	Director	March 27, 2017
Michael Southworth

/s/ Alex Rogers	Director	March 27, 2017
Alex Rogers

/s/ Gary Moore	Director	March 27, 2017
Gary Moore

/s/ Philip Hartstein	President & Chief Executive Officer	March 27, 2017
Philip Hartstein	(Principal Executive Officer)

/s/ Michael Noonan	Chief Financial Officer& Treasurer	March 27, 2017
Michael Noonan	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company, effective July 10, 2014 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed July 11, 2014)

3.2	Certificate of Designation of Series A Preferred Stock dated May 20, 2016 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K/A filed on May 24, 2016)

3.3	Amended and Restated Bylaws, adopted July 10, 2014 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed July 11, 2014)

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

10.3	Employment Agreement, dated as of July 5, 2013, by and between the Company and Philip Hartstein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 12, 2013)#

10.4
Amended and Restated Employment Agreement, dated November 11, 2014, between Finjan Holdings, Inc. and Michael Noonan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed November 12, 2014)#

10.5	Employment Agreement, dated January 19, 2014, between Finjan Holdings, Inc. and Julie Mar-Spinola (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 31, 2015)#

10.6	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)#

10.7	Form of Option Award under the Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed March 14, 2014)#

10.8	Finjan Holdings, Inc. 2014 Incentive Compensation Plan, dated July 10, 2014 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.9	Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.10
Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.11	Summary of Director Compensation (incorporated by reference to our Current Report on Form 8-K filed April 8, 2014)#

10.12	Finjan Holdings, Inc. Israeli Appendix to the 2014 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2015)#

10.13	Form of Israeli Option Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 26, 2015)#

10.14
Sublease Agreement, dated January 7, 2015, between Finjan Holdings, Inc, and Tribune Media Company (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed September 11, 2013)

Exhibit Number	Exhibit Description
10.15
Series A Preferred Stock Purchase Agreement, dated May 6, 2016, between Finjan Holdings, Inc. and Halcyon Long Duration Recoveries Investments I LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on May 12, 2016)

10.16
Patent License, Settlement and Release Agreement, dated June 3, 2016, between Finjan, Inc. and Proofpoint, Inc. and Armorize Technologies (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 9, 2016)%

21.1	Subsidiaries of Finjan Holdings, Inc.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

101.INS	XBRL Instance Document*+

101.SCH	XBRL Taxonomy Extension Schema Document*+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+

*	Filed herewith.

%	Confidential treatment has been obtained with respect to certain omitted portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

To the Audit Committee of the
Board of Directors and Shareholders
of Finjan Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Finjan Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Finjan Holdings, Inc., as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP
Marcum LLP
New York, NY
March 27, 2017

FINJAN HOLDINGS, INC.
Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$13,678	$6,101
Accounts receivable, net	1,066	—
Prepaid expenses and other current assets	292	322
Total current assets	15,036	6,423
Property and equipment, net	203	257
Investments	2,745	2,195
Non-current assets	321	325

Total Assets	$18,305	$9,200

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,858	$2,220
Accounts payable - related parties	88	17
Accrued expenses	1,832	450
Accrued income taxes	3	9
Other liabilities - current	33	32
Total current liabilities	3,814	2,728

Other liabilities - long-term	119	130

Total Liabilities	3,933	2,858

Commitments and contingencies (Note 7)	—	—

Redeemable Preferred Stock
Series A preferred stock - $0.0001 par value, 83,502 shares and nil issued and outstanding at December 2016 and 2015, respectively (Liquidation preference of $13,778 at December 31, 2016)	13,486	—
Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding (which excludes 83,502 shares and nil Series A Redeemable Preferred Stock at December 31, 2016 and 2015, respectively) at December 31, 2016 and 2015	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 23,102,728 and 22,640,611 shares issued and outstanding at December 31, 2016 and 2015	2	2
Additional paid-in capital	18,140	23,946
Accumulated deficit	(17,256)	(17,606)

Total Stockholders’ Equity	886	6,342

Total Liabilities and Stockholders’ Equity	$18,305	$9,200

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statements of Operations

(In thousands, except share and per share data)

	For the Years Ended December 31,
	2016	2015
Revenues	$18,387	$4,687
Cost of revenues	3,037	814
Gross profit	15,350	3,873

Operating Expenses:
Selling, general and administrative	14,430	17,367
Research and development	570	391
Total operating expenses	15,000	17,758

Income / (loss) from operations	350	(13,885)

Other Income
Return on Investment	—	1,271
Interest income	—	12
Total other income	—	1,283

Net Income / (Loss)	350	(12,602)

Accretion of Series A preferred stock	(6,789)	—
Net loss attributable to common stockholders	$(6,439)	$(12,602)

Net loss per share applicable to common stockholders, basic and diluted	$(0.28)	$(0.56)

Weighted average common shares outstanding, basis and diluted	22,837,263	22,548,932

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2016 and 2015

(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accum. Deficit	Total
	Shares	Amount

Balance - December 31, 2014	22,448,098	$2	$23,126	$(5,004)	$18,124
Stock based compensation expense	—	—	766	—	766
Proceeds from exercise of stock options	192,513	—	54	—	54
Net loss	—	—	—	(12,602)	(12,602)
Balance – December 31, 2015	22,640,611	2	23,946	(17,606)	6,342
Stock based compensation expense	—	—	872	—	872
Proceeds from exercise of stock options	462,117	—	111	—	111
Accretion of Series A preferred stock	—	—	(6,789)	—	(6,789)
Net income	—	—	—	350	350
Balance – December 31, 2016	23,102,728	$2	$18,140	$(17,256)	$886

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net Income (Loss)	$350	$(12,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Return on investment	—	(1,271)
Depreciation	63	50
Loss on disposal of Assets	—	34
Stock-based compensation expense	872	766
Changes in operating assets and liabilities:
Accounts receivable	(1,066)	2,016
Prepaid expenses and other current assets	30	(210)
Other non-current assets	4	(325)
Accrued expenses	1,382	(350)
Accounts payable	(362)	545
Accounts payable - related parties	71	(83)
Accrued income taxes	(6)	9
Other liabilities	(10)	162
Net Cash Provided by (used in) Operating Activities	1,328	(11,259)

Cash Flows From Investing Activities
Purchases of additional investment	(550)	(750)
Proceeds from investment	—	826
Purchase of property and equipment	(9)	(275)

Net Cash Used in Investing Activities	(559)	(199)

Cash Flows From Financing Activities
Proceeds from the sale of Series A Preferred shares, net of issuance costs	9,490	—
Redemption Series A Preferred shares	(2,793)	—
Proceeds from exercise of stock options	111	54

Net Cash Provided by Financing Activities	6,808	54

Net Increase (Decrease in) Cash and Cash Equivalents	7,577	(11,404)
Cash and Cash Equivalents - Beginning	6,101	17,505

Cash and Cash Equivalents - Ending	$13,678	$6,101

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for income taxes	$—	$7
Non-cash investing and financing activities:
Distribution of investment held by investee	—	445
Accretion of Series A Preferred Stock	6,789	—

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

ORGANIZATION

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation, operates a cybersecurity business focused in four business lines: intellectual property licensing and enforcement, advisory services, mobile security application development and investing in cybersecurity technologies and intellectual property. Revenues and operations from the Company’s Finjan Mobile security business and the Company’s CybeRisk advisory services were deemed immaterial for the years ended December 31, 2016 and 2015. Licensing and enforcement of the Company's cybersecurity patent portfolio is operated, through its wholly-owned subsidiary Finjan, Inc. ("Finjan"). Finjan became a wholly owned subsidiary of Finjan Holdings in June of 2013 after a merger transaction, following which the Company began trading on the OTC Markets. The Company’s common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

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

In October 2009, FSI transferred its portfolio of intellectual property to Finjan (its wholly-owned subsidiary at the time). Thereafter, in November 2009, FSI sold certain assets, including certain of its operating subsidiaries, not including Finjan, and its sales and marketing assets to M86 Security (“M86”). Finjan also granted a fully-paid, non-exclusive patent license to M86, in consideration for which M86 issued shares of its common stock to Finjan and FSI. In connection with that transaction, and subsequent to November 2009, FSI and its remaining subsidiaries (including Finjan) ceased the development, manufacture, marketing and sale of its products, as well as research conducted through its Malicious Code Research Center as part of a confidential non-compete provision. Finjan retained ownership of its patents and all related rights. In March 2012, M86 merged with Trustwave Holdings, Inc. (“Trustwave”) through which M86’s license from Finjan was renewed with Trustwave to include an expanded scope and an extension of the non-compete for the development of software and hardware security products. In September 2015, Trustwave was acquired by Singapore Telecom (“SingTel”). Finjan’s agreement with Trustwave includes extended royalty obligations upon achievement of certain sales milestones. To date, Finjan has not received any additional payments under the license.

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

NOTE 2 - LIQUIDITY

Based on current forecasts and assumptions, the Company believes that its cash and cash equivalents will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months from the date of filing this annual report. Such forecasts include approximately $9.7 million received subsequent to year end, as described in Note 15 and $3.3 million of licensing revenue to be received by January 3, 2018 under existing contracts. The Company may, however, encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. To insure against any such difficulties, the Company may raise additional capital to fund licensing and enforcement actions, planned research and development activities and to better solidify its financial position. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. Further, if the Company is unable to obtain additional funding on a timely basis, the Company may be required to curtail or terminate some or all of its business plans.

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

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash and cash equivalents in financial institutions located in the United States and Israel. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts. As of December 31, 2016 and 2015, substantially all of the Company’s cash and cash equivalents are uninsured.

During 2016, revenues generated by the Company were derived from three license agreements that the Company entered into with third parties and existing agreements from 2014 and 2015 that had agreed upon future payment terms. Revenue for the year ended December 31, 2015 was from three license agreements.

See “Note 9 - License, Settlement and Release Agreement.”

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company does not currently require any collateral for accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company did not record an allowance for doubtful accounts as of December 31, 2016 and 2015, respectfully. Bad debt expense for the years ended December 31, 2016 and 2015 was nil.

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

PATENTS

The Company owns or possesses licenses to use its patents. The Company’s patent costs were fully amortized prior to January 1, 2014. The costs of maintaining patents are expensed as incurred. Patents as of December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
	(in thousands)
Patents	$18,052	$18,052
Less: accumulated amortization	(18,052)	(18,052)

Total	$—	$—

INVESTMENTS

Investments that are not controlled, and over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. All of the Company’s investments as of December 31, 2016 and 2015 are accounted for under the cost method.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value. Fair value is estimated based on the best information available and by making necessary estimates, judgments and projections. For of these tests, long-lived assets must be grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. As of December 31, 2016, the Company has not identified any impairments.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Software development costs incurred subsequent to achievement of technological feasibility were not material, and were expensed as incurred during the years ended December 31, 2016 and 2015.

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates, and income and expenses are translated using average exchange rates during the period. Foreign currency translation gains (losses) were immaterial for the years ended December 31, 2016 and 2015.

Foreign currency transaction gains (losses) were immaterial for the years ended December 31, 2016 and 2015, and are included as general and administrative expense, in the accompanying consolidated statements of operations.

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

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive and consist of the following:

	December 31,
	2016	2015
Stock options	1,607,346	1,510,832
Restricted stock units	185,260	408,710
Total	1,792,606	1,919,542

INCOME TAXES

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. As of December 31, 2016 and 2015, an immaterial or no liability for unrecognized tax benefits was required to be reported. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses. There were no amounts accrued for penalties or interest as of, or during the years ended December 31, 2016 and 2015.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. The Company expects to adopt this guidance in the first quarter of fiscal 2018 and apply the modified retrospective approach. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which for the Company will commence with the year beginning January 1, 2018, with early adoption permitted commencing January 1, 2017. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice.  ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

NOTE 4 – ACCRUED EXPENSE

The components of accrued expenses are as below:

	For the Years Ended December 31,
	2016	2015
	(In thousands)
Legal - licensing & litigation	$1,195	$100
Legal - other	—	146
Compensation	560	204
Other	77	—
	$1,832	$450

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	For the Years Ended December 31,
	2016	2015
	(In thousands)
Office equipment leasehold improvements and furniture	$319	$325
Less accumulated depreciation	(116)	(68)
Property and equipment	$203	$257

Depreciation expense for the years ended December 31, 2016 and 2015 was approximately $63,000 and $50,000, respectively.

NOTE 6 – INVESTMENTS

On November 21, 2013, the Company made a $5 million commitment to invest in Jerusalem Venture Partners (“JVP Fund”). As of December 31, 2016, $2.7 million remains outstanding on this commitment. If and when the Company funds the entire amount of the investment, the investment will be less than a 10% limited partnership interest in which the Company will not be able to exercise control over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting.

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

There were no identified events or changes in circumstances that are believed to have had a significant adverse effect on the fair value of the investments as of December 31, 2016 and 2015.

The following is a summary of the Company’s investments (in thousands):

Venture Capital Fund

Balance - January 1, 2015	$1,000
Investment made during 2015	750
Proceeds retained and reinvested in fund	445
Balance - December 31, 2015	2,195
Investment made during 2016	550
Balance - December 31, 2016	$2,745

NOTE 7 – COMMITMENTS AND CONTINGENCIES

LEASES

On September 9, 2013, the Company entered into a lease for its former corporate headquarters in New York, NY for a period of five years beginning October 1, 2013. Under the terms of the lease, the Company owed an initial annual rent of approximately $139,000, payable in monthly installments of approximately $12,000, unless earlier terminated in accordance with the lease. As of December 31, 2016 the total future minimum lease payments to be paid under the agreement, which expires in September 2018, was $266,000. The agreement also required an initial security deposit of $69,000 which is included in other long term assets. The annual rental rate, beginning after the first year, is subject to an increase, on a cumulative basis, at a rate of 2.5% per annum compounded annually.

In May 2015, the Company entered into a sublease agreement for its former corporate headquarters in New York, NY. As of December 31, 2016 the total future minimum lease payments to be received under the sublease agreement, which expires in September 2018, was $292,000.

On March 20, 2014, the Company received the consent of the master landlord for a sublease agreement dated March 10, 2014, pursuant to which the Company subleased office space in Menlo Park, CA through November 30, 2017. From the commencement date, the Company owed an initial annual rent of approximately $165,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rental rate is subject to an approximately 3.0% increase at each anniversary of the commencement date during the term. As of December 31, 2016 the total future minimum lease payments to be paid under the agreement, which expires in November 2017, was $157,000.

In August 2015, the Company entered into a sublease agreement for its office space in Menlo Park, CA. As of December 31, 2016, the total future minimum lease payments to be received under the sub-lease agreement, which expires in November 2017, was $178,000.

On January 7, 2015, the Company entered into a sublease agreement to sublease office space in East Palo Alto, CA through September, 2018 to serve as its new Company headquarters. The annual rent is approximately $425,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rent is subject to an approximate 3.0% increase at each anniversary of the commencement date during the term of the sublease agreement. The agreement also required an initial security deposit of $231,000 which is included in other long-term assets. As of December 31, 2016, the total future minimum lease payments to be paid under the agreement, which expires in September 2018 was $790,000.

On December 1, 2016, the Company entered into a monthly lease agreement in Tel Aviv, Israel, where it is conducting operations in support of CybeRisk. The annual rent is approximately $12,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease.

The Company accounted for its “Cease-Use Liability” in accordance with ASC 420 “Exit or Disposal Cost Obligations”.

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of December 31, 2016 (in thousands):

Years ending December 31,
2017	$753
2018	458
Total	$1,211

For the years ended December 31, 2016 and 2015, the rent expense was approximately $782,000 and $667,000, respectively.

Rental income for the years ended December 31, 2016 and 2015 was $349,000 and $132,000, respectively.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under the sublease agreements as of December 31, 2016 are as follows (in thousands):

Years ending December 31,	New York	Menlo Park	Total
2017	$165	$178	$343
2018	127	—	127
	$292	$178	$470

NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., Case No. 13-cv-03133SBA, (N.D. Cal)

Finjan filed a patent infringement lawsuit against FireEye, Inc. (“FireEye”) in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. Finjan amended its Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. Finjan seeks entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered Finjan's Amended Complaint on September 3, 2013, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 2, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of U.S. Patent Nos. 7,058,822 (“the ‘822 Patent”) and 7,647,633 (“the ‘633 Patent”). Accordingly, the action was placed off calendar until the U.S. Patent and Trademark Office ("USPTO") completed its administrative reexamination proceedings. On February 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-8 and 16-27 of the ‘822 Patent. On May 31, 2016, pursuant to the Court’s Order Granting Motion to Stay Pending Reexamination, the parties filed a joint status report regarding the status of reexamination proceedings of the ‘822 and ‘633 Patents. On September 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-7 and 28-33 of the ‘633 Patent. On October 4, 2016, the Court directed the parties that if FireEye intends to file a Renewed Motion to Stay, it must do so by November 4, 2016. On November 3, 2016, FireEye filed its Renewed Motion for Stay. Finjan's response to the motion was filed November 17, 2016, and FireEye filed a reply on November 23, 2016. The Court vacated the hearing on the Motion to stay scheduled for December 14, 2016 and stated that the Motion will be decided on the pleadings. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case No. 13-cv-03999-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., (“Blue Coat”) in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,333. The principal parties in this proceeding are Finjan and Blue Coat. This action is before the Honorable Judge Beth Labson Freeman. The Court held a claim construction hearing, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844, 7,058,822, 7,418,731, and 7,647,633," on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118.  Trial for this action took place from July 20, 2015 through August 4, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan approximately $39.5 million in damages as reasonable royalties for Blue Coat's infringement. On September 9, 2015, the Court held a bench trial on non-jury legal issues, and issued findings of fact and conclusions of law on November 20, 2015. On November 20, 2015, the Court entered Judgment in favor of Finjan. On January 29, 2016, the Court taxed costs against Blue Coat. A hearing for the parties’ post-trial motions was held on April 28, 2016. On July 18, 2016, the Court issued an order upholding the jury’s verdict of infringement, validity, and damages, and denying Blue Coat’s motion to amend the Court’s findings of fact and conclusions of law, denying Blue Coat’s motion for judgment as a matter of law, granting Blue Coat’s motion to amend the judgment to show infringement under the doctrine of equivalents is moot for U.S. Patent Nos. 6,154,844, 6,804,780, and 6,965,968, denying Blue Coat’s motion for a new trial, denying Finjan’s motion for enhanced damages, granting Finjan’s motion for pre-and post-judgment interest, and denying Finjan’s motion for attorneys’ fees. Blue Coat filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on August 17, 2016, and an Amended Notice of Appeal on August 22, 2016. On September 2, 2016, the parties submitted a joint stipulation for approval of a supersedeas bond and a stay of enforcement of the judgment pending the resolution of Blue Coat’s appeal. On September 7, 2016, the Court approved Blue Coat’s bond in the amount of $40,086,172.78. Blue Coat filed its Opening Appellant Brief on December 20, 2016, and appealed the patent eligibility of U.S. Patent No. 6,154,844, infringement of U.S. Patent Nos. 6,154,844, 6,965,968, and 7,418,731, and the jury’s damages award. Finjan filed its Response Brief on January 30, 2017. Blue

Coat filed its Reply Appeal Brief on February 13, 2017. Finjan has not received any revenue from Blue Coat with respect to this lawsuit. There can be no assurance that Finjan will be successful in collecting the full amount of the jury award.

Finjan, Inc. v. Sophos Inc., Case No. 14-cv-01197-WHO (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Sophos Inc. (“Sophos”) in the United States District Court for the Northern District of California on March 14, 2014, asserting that Sophos is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,613,918, 7,613,926, 7,757,289, and 8,141,154.  Finjan amended the Complaint on April 8, 2014 to add U.S. Patent Nos. 8,677,494 and 8,566,580 to the list of asserted patents.  Finjan asserts infringement against Sophos through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to End User Protection Suites, Endpoint Antivirus, Endpoint Antivirus - Cloud, Sophos Cloud, Unified Threat Management, Next-Gen Firewall, Secure Web Gateway, Secure Email Gateway, Web Application Firewall, Network Storage Antivirus, Virtualization Security, SharePoint Security, Secure VPN, Secure Wi-Fi and Server Security.  The principal parties in this proceeding are Finjan and Sophos.  This action is before the Honorable William H. Orrick.  Finjan seeks entry of judgment that Sophos has infringed and is infringing the above-listed patents, a judgment that Sophos has induced infringement of U.S. Patent Nos. 6,804,780, 7,613,918, 7,613,926, 7,757,289, 6,154,844, and 8,667,494, a judgment that Sophos has contributorily infringed U.S. Patent No. 8,566,580, a preliminary and permanent injunction from infringing, inducing, or contributorily infringing the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. A claim construction or Markman Hearing occurred on February 13, 2015.  The Court entered its Markman Order entitled “Claim Construction Order” on March 2, 2015, which is available on PACER (www.pacer.gov), as Docket No. 73.  On April 9, 2015, Finjan filed a Second Amended Complaint that included a certificate of correction for the ‘154 Patent. On November 17, 2015, Finjan filed a Third Amended Complaint to add claims of Sophos’s willful infringement. Sophos filed an Answer to Finjan’s Third Amended Complaint on December 4, 2015. On May 24, 2016, the Court issued an order on the parties’ motions to strike, motions for summary judgment, and discovery matters. In its Order, the Court granted Sophos’ motion for summary judgment of non-infringement for U.S. Patent Nos. 7,757,289 and 7,613,918, denied the remainder of Sophos’ motion for summary judgment, denied Finjan’s motion for summary judgment of infringement for U.S. Patent Nos. 7,613,926 and 8,677,494, granted Finjan’s motion for summary judgment that certain prior art references were not publicly accessible, granted Finjan’s motion to strike in part to exclude certain prior art, granted Sophos’s motion to strike in part to exclude portions of Finjan’s expert reports on infringement, and deferred ruling on Finjan’s motion for summary judgment of validity for U.S. Patent Nos. 8,141,154, 8,677,494, 6,804,780, 8,154,844 and 7,613,926 after reviewing supplemental filings to be submitted with the parties’ pre-trial filings. The Court also precluded Sophos from relying on documents that were produced after the close of fact discovery. A mandatory settlement conference was held on July 25, 2016 with no settlement. On August 26, 2016, the parties stipulated to withdrawing allegations in the case, including Finjan’s claim of infringement of U.S. Patent No. 8,566,580.

Trial for this action took place from September 6, 2016 through September 21, 2016. On September 21, 2016, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable. Further, the jury returned a unanimous verdict that Sophos literally infringed U.S. Patent Nos. 6,154,844; 8,677,494; 6,804,780; 7,613,926 and 8,141,154 and awarded Finjan $15 million in damages. The jury found that Sophos did not willfully infringe Finjan’s patents. On October 31, 2016, the Court entered Judgment in favor of Finjan. Sophos filed post-trial motions on December 20, 2016, asking the Court to overturn jury’s determination and to find that there was no infringement, that U.S. Patent Nos. 6,154,844 and 8,677,494 are not patent eligible, the damages were improper, and that collateral estoppel should apply, or, in the alternative, grant a new trial. The Court held a hearing on the post-trials motions on January 18, 2017, and on March 14, 2017, the Court issued an order denying Sophos’ request to overturn the jury’s determination and to find that there was no infringement, held that U.S. Patent Nos. 6,154,844 and 8,677,494 are patent eligible, that damages were proper, that collateral estoppel was not applicable, and denied the request for a new trial. The Court also granted Finjan’s request for pre- and post-judgment interest. Finjan has not received any revenue from Sophos with respect to this lawsuit. There can be no assurance that Finjan will be successful in collecting the full amount of the jury award.

Finjan, Inc. v. Blue Coat Systems LLC, Case No. 5:15-cv-03295-BLF (N.D. Cal.)

Finjan filed a second patent infringement lawsuit against Blue Coat Systems LLC (“Blue Coat”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580 (collectively, the “asserted patents”), through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. Finjan seeks entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat filed its Answer to the Complaint with Jury Demand and Counterclaim with Jury Demand against Finjan on September 8, 2015. On September 29, 2015, Finjan filed its Answer to Blue Coat’s Counterclaim. This second Blue Coat action is also assigned to the Honorable Beth Labson Freeman. On December 15, 2015, Blue Coat filed a Motion to Stay the case pending final resolution of Case 5:13-cv-03999-BLF, and Motions for Joinder of several Petitions for Inter Partes review (“IPR”) on five of seven asserted patents, and Ex Parte Reexamination requests for two asserted patents, filed previously by other defendants. A case management conference was held on December 17, 2015. On March 1, 2016 Finjan filed an amended Complaint to add existing Finjan U.S. Patent No. 9,141,786 and two newly issued Finjan U.S. Patent Nos. 9,189,621 (issued November 17, 2015) and 9,219,755 (issued December 22, 2015). On March 18, 2016, Blue Coat filed its Answer to the Amended Complaint and Counterclaims with Jury Demand. On April 8, 2016, Finjan filed its Answer to Blue Coat’s Counterclaims. On April 28, 2016, the Court held a hearing on Blue Coat’s motion to stay. On June 10, 2016, Finjan notified the Court on the status of the IPR and Ex Parte Reexamination proceedings for the asserted patents. On June 27, 2016, Finjan filed an Amended Answer to Blue Coat’s counterclaims, adding an affirmative defense of collateral estoppel. On June 27, 2016, Blue Coat filed an Amended Answer to Finjan’s Amended Complaint. On July 11, 2016, Finjan filed a motion to strike certain affirmative defenses in Blue Coat’s Amended Answer, and a reply to Blue Coat’s counterclaims. On July 26, 2016 the Court denied Blue Coat's motion to stay the second case pending proceedings before the USPTO and the United States Patent Trial and Appeal Board’s (“PTAB”). On July 28, 2016 Finjan filed a motion for preliminary injunction against Blue Coat. The preliminary injunction would prohibit Blue Coat from making, using, offering to sell or selling within the U.S. or import into the U.S. the Dynamic Real-Time Rating component of Blue Coat’s WebPulse product. On August 12, 2016, the parties filed a joint claim construction statement setting forth the parties’ undisputed and disputed claim terms. On August 19, 2016, the Court issued an Order setting a schedule for discovery relating to Finjan’s preliminary injunction motion. On August 23, 2016, Blue Coat filed a motion to strike Finjan’s infringement contentions on the grounds of collateral estoppel and res judicata, which Finjan opposed on September 27, 2016. On September 16, 2016, Blue Coat filed a motion for judgment on the pleadings under 35 U.S.C. § 101, claiming that the asserted claims of the ‘494 patent are ineligible for lack of patentable subject matter. The Court held a claim tutorial hearing on February 3, 2017, but cancelled the Markman hearing when Finjan and Blue Coat agreed to the meaning of all terms. The hearing on Finjan's Motion to Strike Blue Coat's Sixth, Ninth and Tenth Affirmative Defenses, Finjan's Motion for Preliminary Injunction and Blue Coat's Motion for Judgment on the Pleadings was heard on November 10, 2016. On November 14, 2016, the Court granted-in-part Finjan’s Motion to Strike Blue Coat’s Affirmative Defenses. On November 22, 2016, the Court denied Finjan’s Motion for a Preliminary Injunction. On December 13, 2016, the Court denied Blue Coat’s Motion for Judgment on the Pleadings. On January 31, 2017, the Court granted-in-part and denied-in-part Finjan’s motion to compel discovery from Blue Coat. On February 7, 2017, Finjan supplemented its infringement contentions. On February 2, 2017, the Court granted-in-part and denied-in-part Blue Coat’s Motion to Strike Finjan’s Infringement Contentions. Summary judgment motions are due to be filed with the Court by May 17, 2017, and a summary judgment hearing is scheduled for June 22, 2017. A pretrial conference is scheduled for October 5, 2017, and trial is scheduled for October 30, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Symantec Corporation., Case No. 14-cv-02998-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Symantec Corporation (“Symantec”) in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. Finjan amended the Complaint on September 11, 2014 to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494.  The accused products and services include Symantec Endpoint Protection, Symantec Endpoint Protection Small Business Edition, Network Access Control, Norton Internet Security, Norton Anti-Virus, Norton 360, Safe-Web Lite, Norton Safe Web, Messaging Gateway, Messaging Gateway for Service Providers, Messaging Gateway Small Business Edition Managed Security Services-Advance Threat Protection, Advanced Threat Protection Solution, Symantec Protection Engine for Cloud Services, Symantec Protection Engine for Network Attached Storage, Symantec Mail Security for Domino, Symantec Mail Security for Microsoft Exchange, Symantec Scan Engine for Windows, Web Security.cloud, Email Security.cloud, AntiVirus/Filtering for Domino, AntiVirus for Linux, Mail Security for SMTP, Scan Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Linux/Solaris, Protection Engine for Linux/Solaris, AntiVirus for Caching/Messaging/NAS for Windows, Web Gateway and Norton Security.  The principal parties in this proceeding are Finjan and Symantec. Finjan seeks entry of judgment that Symantec has infringed and is infringing the asserted patents, has contributorily infringed and is contributorily infringing U.S. Patent No. 8,015,182, and has induced infringement, and/or is inducing infringement of U.S. Patent Nos. 6,154,844, 7,613,926, 7,756,996, 7,757,289, 7,930,299, and 8,677,494, a preliminary and permanent injunction from infringing, contributorily infringing, or inducing the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Symantec answered the Amended Complaint on September 25, 2014, by denying Finjan’s allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112.  Symantec filed an Amended Answer on October 31, 2014, removing its Fourteenth Affirmative Defense of unenforceability. Both parties have demanded a jury trial.  This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge.  A Markman Hearing was heard on June 29, 2015.

On July 3, 2015, Symantec filed petitions for IPR before the PTAB for all asserted claims of U.S. Patent Nos. 8,015,182, 8,141,154, 7,757,289, 7,930,299, and 7,756,996. On September 10, 2015, Symantec filed a total of 11 IPR petitions for all asserted claims of asserted patents. On August 20, 2015, Symantec filed a motion to stay the case pending completion of these eight IPR petitions. The motion was heard on October 1, 2015 and on October 9, 2015, the Court stayed the case pending the PTAB’s decision on whether to institute IPR of the claims that are the subject of Symantec’s petitions. On January 14, 2016, the PTAB denied institution of six IPRs of five asserted patents. On January 21, 2016, the parties filed a joint status report giving the Court an update regarding the status of the IPR petitions. On February 26, 2016 the PTAB denied institution of an additional two IPRs filed on separate patents, denying a total of eight petitions as of February 26, 2016. On March 11, 2016 the PTAB denied two more IPR's on patents against Symantec, denying a total of 10 petitions to date. On March 18, 2016, the PTAB granted institution on the 11th Petition by Symantec, relating to U.S. Patent No. 8,677,494 (IPR2015-01892). On March 29, 2016, the parties jointly requested the Court lift the stay, and on March 30, 2016, the Court lifted the stay. On April 15, 2016, the parties jointly submitted a proposed schedule to the Court for the remainder of the case. On August 1, 2016 the Court issued a Scheduling Order indicating a timeline to trial but without specifically identifying a trial date. On August 31, 2016, the parties filed a joint stipulation requesting that the Court set a date for a settlement conference. There was a settlement conference that took place on March 3, 2017, and the parties provided an update on settlement discussions on March 17, 2017.

On August 25, 2016, Symantec filed an administrative motion requesting leave to submit supplemental authority regarding various claim construction issues and requesting the Court take judicial notice of statements made during and in connection with the IPR proceedings. Finjan opposed the motion on August 28, 2016. On August 24, 2016, Finjan filed a request that the Court take judicial notice of the PTAB’s construction of certain claim terms in connection with its denial to institute inter partes review with respect to U.S. Patent Nos. 7,613,926 and 8,677,494. On August 25, 2016, Finjan filed a request that the Court take judicial notice of the PTAB’s construction of certain claims in connection with its granting-in-part of inter partes review of U.S. Patent No. 8,677,494 and denial of inter partes review of U.S. Patent No. 7,613,926. Following a hearing on November 3, 2016, the Court granted the Motion and ordered the parties to file a joint statement by no later than November 11, 2016, proposing an expedited schedule for disclosures, briefs, and a Markman hearing if "deemed necessary by the Court". Finjan filed an opening supplemental claim construction brief on November 29, 2016, Symantec filed a responsive supplemental claim construction brief on December 13, 2016, and Finjan filed a reply brief on December 20, 2016. A supplemental Markman Hearing was held on January 20, 2017. The Court issued a Claim Construction Order on February 10, 2017. The Court issued an Order denying Symantec’s Motion to Strike Finjan’s Infringement Contention and Sanctions on February 15, 2017. A case management conference was held on February 21, 2017 to discuss the schedule of the case. On March 14, 2017, the Court issued an order scheduling summary judgment motions to be filed by September 22, 2017, the pretrial conference to be held on February 27, 2018, and a 10-day trial to commence on April 9, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Palo Alto Networks, Inc., Case No. 3:14-cv-04908 PJH (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. (“Palo Alto Networks”) in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection.  Palo Alto Networks failed to timely respond to the Complaint and Finjan submitted an application for Entry of Default.  On Palo Alto Networks’ request, Finjan stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan and Palo Alto Networks. Finjan seeks entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  On October 8, 2015, the Honorable Edward M. Chen recused himself from the case and requested the case be reassigned to another judge. Also on October 8, 2015, the case was reassigned to the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. On September 25, 2015, Palo Alto Networks filed a petition for IPR before the PTAB of U.S. Patent No. 8,141,154. On September 30, 2015, Palo Alto Networks filed petitions for IPR of U.S. Patent Nos. 7,058,822, 7,418,731, 7,647,633 and 8,225,408. On November 4, 2015, Palo Alto Networks filed an IPR petition of U.S. Patent Nos. 7,613,926. On November 5, 2015,

Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,965,968 and 8,141,154. On November 6, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,804,780, 7,613,918, 8,225,408 and 8,667,494. On December 10, 2015, the matter was stayed pending a decision by the PTAB on whether to institute IPR of Finjan's claims of its ten patents asserted against Palo Alto Networks. On March 21, 2016, the PTAB instituted trial on claims 1-8, 10 and 11 of U.S. Patent No.8,141,154, and on April 20, 2016, the PTAB instituted trial on the same claims from a separate petition. On March 29, 2016, the PTAB instituted trial on U.S. Patent No. 8,225,408, claims 14 and 19 of U.S. Patent No. 7,647,633, and denied institution of inter partes review for U.S. Patent Nos. 7,058,822 and 7,418,731. On May 9, 2016, the PTAB denied institution of trial on U.S. Patent Nos. 7,613,926, 6,965,968, 6,804,780, and 7,613,918. On May 13, 2016, the PTAB instituted trial on U.S. Patent No. 8,677,494. On May 26, 2016, the Court ordered the stay to remain in effect until the PTAB’s final determination of the instituted IPRs. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v ESET, LLC et al., Case No. 3:16-cv-03731-JD (N.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC ("ESET, LLC") and ESET SPOL S.R.O. (“ESET SPOL”) (collectively "ESET") in the United States District Court for the Northern District of California on July 1, 2016, asserting that ESET infringes Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,975,305, 8,079,086, 9,189,621, and 9,219,755, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, ESET ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, Host-based Intrusion Prevention System (HIPS), and ESET LiveGrid technologies including ESET’S Home Protection, Small Office, and Business product lines and ESET Services. Finjan seeks entry of a judgment that ESET has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. On July 14, 2016, this case was assigned to the Honorable James Donato in the San Francisco division. On July 27, 2016, ESET, LLC filed a motion to dismiss or stay this action on the grounds that ESET, LLC first filed a declaratory judgment action in the Southern District of California (ESET, LLC v. Finjan, Inc., Case No. 16-cv-01704 (S.D. Cal.)). A hearing was held on this motion on August 31, 2016, during which the Court stayed this matter pending the Southern District’s resolution of Finjan’s motion to dismiss ESET, LLC’s declaratory judgment action. On September 16, 2016, the Southern District dismissed ESET LLC’s declaratory judgment action without prejudice. On September 27, 2016, Finjan filed a notice of supplemental authority informing the Court that ESET’s declaratory judgment action in the Southern District of California was dismissed without prejudice and requesting that the Court lift the stay. A Case Management Conference was held on October 6, 2016, wherein the Court granted Finjan's request to lift the stay, referred the matter to a settlement conference, and ordered service of the Complaint on ESET's counsel on behalf of ESET SPOL under Federal Rules of Civil Procedure 4(f). On January 27, 2017, the Court ordered that this Case be transferred to the Southern District of California under 28 U.S.C. § 1404(a). This case was transferred to the Southern District of California on January 30, 2017 and was assigned to the Honorable Cathy Ann Bencivengo on February 8, 2017, Case No. 3-17-cv-00183 (S.D. Cal.). There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183 (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC (“ESET, LLC”) and ESET SPOL S.R.O. (“ESET SPOL”) (collectively, “ESET”) in the United States District Court for the Northern District of California on July 1, 2016 (Case No. 3:16-cv-03731-JD (N.D. Cal.)), which was transferred to the Southern District of California on January 31, 2017. This action is currently before the Honorable Cathy Ann Bencivengo. A Case Management Conference was held on March 20, 2017. On October 20, 2016, defendant ESET, LLC filed a motion to dismiss Finjan’s Complaint for failure to state a claim for patent infringement. On November 2, 2016, defendant ESET SPOL filed a motion to dismiss Finjan’s Complaint for lack of personal jurisdiction and for failure to state a claim for patent infringement. A hearing regarding ESET’s motions to dismiss was held on March 20, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

ESET, LLC v. Finjan, Inc., Case No. 16-cv-01704 (S.D. Cal.)

ESET, LLC (“ESET”) filed a Complaint for Declaratory Judgment against Finjan, Inc. (“Finjan”) in the United States District Court for the Southern District of California on July 1, 2016, asserting that there is an actual controversy between the parties to declare that ESET does not infringe any claim of U.S. Patent No. 7,975,305 (“the ‘305 Patent”). ESET sought an entry of judgment that it has not infringed any claim of the ’305 Patent, an injunction against Finjan from asserting any of the claims in the ‘305 Patent against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. On July 11, 2016, ESET filed an Amended Complaint for Declaratory Judgment, seeking entry of judgment that it does not infringe any claim of the U.S. Patent Nos. 6,154,844, 6,804,780, 7,975,305, 8,079,086, 9,189,621, and 9,219,755. ESET seeks an injunction against Finjan from asserting infringement of these patents against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. On July 26, 2016, Finjan filed a motion to dismiss the action pursuant to the first-to-file rule, asserting that Finjan was first to file an action in the

Northern District of California with respect to five of the six patents at issue between the parties (Finjan, Inc. v ESET, LLC et al., Case 3:16-cv-03731-JD (N.D. Cal.). In the alternative, Finjan sought to have the case transferred to the Northern District of California on the basis that it is the most appropriate venue. On September 26, 2016, the Court granted Finjan’s motion and dismissed this action without prejudice. ESET has appealed the dismissal to the Court of Appeals for the Federal Circuit. The Federal Circuit dismissed this Appeal to the Federal Circuit on February 2, 2017 after the Court in Finjan, Inc. v. ESET, LLC et al., Case 3:16-cv-03731-JD, transferred that case to the Southern District of California.

Finjan, Inc. v. Cisco Systems, Inc., Case No. 17-cv-00072-SK (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 8,141,154; and 8,677,494 through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of a judgment that Cisco has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. Finjan filed a Proof of Service for January 12, 2017 on January 18, 2017. On March 6, 2017, Cisco answered Finjan’s Complaint by denying Finjan’s allegations of infringement, and alleging a counterclaim of breach of contract. A case management conference has been scheduled for June 8, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket No. 4c O 33/16 (Düsseldorf District Court)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O. (ESET SPOL"), a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. On November 24, 2016, ESET filed a nullity action. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., and Blue Coat Systems GmbH., Docket No. 4c O 33/16 (Dusseldorf District Court)

Finjan filed a third patent infringement lawsuit against Blue Coat Systems, Inc., which is its first patent infringement suit against Blue Coat’s subsidiary Blue Coat Systems GmbH, located in Munich Germany in the Dusseldorf  District Court of Germany on October 14, 2016.  Finjan asserts that Blue Coat infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to Blue Coat’s ProxySG Secure Web Gateway, Blue Coat’s Content Analysis System, Blue Coat’s Malware Analysis Appliance, Webpulse, Security Analytics, Web Security Service, and Advanced Secure Gateway.  Finjan seeks a judgment sentencing Blue Coat to a fine for each violation of patent infringement or, alternatively imprisonment of Blue Coat’s directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of Blue Coat offering or delivering infringing software since November 1, 2008.  There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

A third third-party request for Ex Parte Reexamination of Claims 17 and 24 of U.S. Patent No. 8,079,086 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,654. The reexamination request was partially granted on February 2, 2016. Requester’s petitioned the Director to reconsider the partial denial and the petition was granted on March 21, 2016. A response to non-final Office Action was filed on August 10, 2016. On November 23, 2016, the Patent Office issued a Reexamination Certificate confirming the patentability of all claims.

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.):
A third-party request for Ex Parte Reexamination of Claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016 and a non-final Office Action was mailed on April 12, 2016. A response to the non-final Office Action was filed on June 13, 2016. A Final Action was mailed on August 24, 2016 with a response due October 24, 2016. A response to the Final Action was filed on October 24, 2016 and a second interview with the Patent Office was conducted. The Patent Office issued an Advisory Action maintaining the rejections. A Notice of Appeal was filed on November 11, 2016 and an Appeal Brief was filed on January 23, 2017. Finjan is currently waiting on a response from the Patent Office. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

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

U.S. Patent No. 6,154,844 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 32 and 42 of U.S. Patent No. 6,154,844 was filed on December 9, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,653. The request for reexamination was granted on January 13, 2016. On March 30, 2016, the Patent Office terminated the reexamination and mailed a Notice of Intent to Issue a Reexamination Certificate. On May 13, 2016, a Reexamination Certificate was issued confirming the patentability of all claims.

U.S. Patent No. 7,930,299 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 13, 14-18, 20 of U.S. Patent No. 7,930,299 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,811. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). Finjan is currently waiting on a decision on the Petition. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 8,015,182 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 8-11, 13 of U.S. Patent No. 8,015,182 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,812. The request for reexamination was granted on October 17, 2016. On December 19, 2016, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). Finjan is currently waiting on a decision on the Petition. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,756,996 (Assignee, Finjan, Inc.):
A third-party request for ex parte reexamination of claims 1-7 of U.S. Patent No. 7,756,996 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,813. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). Finjan is currently waiting on a decision on the Petition. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.
Inter Partes Reexamination Proceedings:

As defined by the USPTO, an Inter Partes Reexamination is a “proceeding in which any person who is not the patent owner and is not otherwise estopped may request examination of a U.S. Patent issued from an original application filed on or after November 29, 1999, based on one or more prior patents or printed publications. Both patent owner and third party requester have participation rights throughout the proceeding, including appeal rights.” Effective September 16, 2012, the American Invents Act (“AIA”) replaced Inter Partes Reexaminations with proceedings referred to as post-grant review and Inter Partes Review (“IPR”). Post-grant proceedings are generally available immediately after patent issuance.  For patents filed under the pre-AIA first to invent rules (i.e., applications filed prior to March 16, 2013, IPRs can be initiated immediately following issuance of patent.  For patents examined under the AIA first-to-file rules (i.e., applications filed on or after March 16, 2013), IPRs can be initiated after the nine-month window of eligibility for post-grant review.

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.):
A third-party request for Inter Partes Reexamination of all Claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. Finjan filed a response to non-final Office Action and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. Finjan responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. Symantec responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, Finjan filed a Notice of Appeal of the rejection of Claims 1-55 followed by an Appeal Brief on September 2, 2014.  The Requester Symantec filed a respondent brief on October 2, 2014.  The Examiner filed a brief on March 25, 2015.  Finjan filed a Rebuttal Brief on April 27, 2015 and a Request for Oral Hearing on May 26, 2015. The Rebuttal Brief maintained Finjan’s request to review the rejections of Claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54. Claims 1, 5, 6, 12, 15, 21, 33, 37, 38, 45, 52 and 55

were withdrawn from appeal in view the final invalidity decision issued on September 15, 2014 by the Federal Circuit. The Appeal was forwarded to the PTAB in accordance with the Notice mailed June 2, 2015. Finjan also sought examination of additional claims through multiple Track I expedited continuation applications. Finjan was granted U.S. Patent Nos. 9,189,621 and 9,291,755 containing those additional claims on November 17, 2015 and December 22, 2015, respectively. Oral argument was heard on February 17, 2016. On February 29, 2016, the PTAB issued a decision affirming the rejections of the Examiner. On March 29, 2016, Finjan filed a request for rehearing regarding the rejection of claims 22-32 and 46 and the Requester filed comments on April 28, 2016. The PTAB denied Finjan’s Request for Rehearing on August 5, 2016. Finjan did not appeal the PTAB decision to the Federal Circuit. A Reexamination Certificate cancelling the rejected claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54 was issued on January 12, 2017.

Inter Partes Review Proceedings:
As defined by the USPTO, Inter Partes Review (“IPR”) is a trial proceeding conducted at the Patent and Trial and Appeal Board (PTAB or Board) to review the patentability of one or more claims in a patent only on a ground that could be raised under §§ 102 or 103, and only on the basis of prior art consisting of patents or printed publications. For first-inventor-to-file patents IPR process begins with a third party (a person who is not the owner of the patent) filing a petition after the later of either: (1) nine months after the grant of the patent or issuance of a reissue patent; or (2) if a post grant review is instituted, the termination of the post grant review. These deadlines do not apply to first-to-invent patents. The patent owner may file a preliminary response to the petition. An IPR may be instituted upon a showing that there is a reasonable likelihood that the petitioner would prevail with respect to at least one claim challenged. If the proceeding is instituted and not dismissed, a final determination by the Board will be issued within one year (extendable for good cause by six months). The procedure for conducting IPR took effect on September 16, 2012, and applies to any patent issued before, on, or after September 16, 2012.

U.S. Patent No. 7,613,926 (the “’926 Patent”)
On March 19, 2015, Sophos, Inc. filed a petition for IPR of U.S. Patent No. 7,613,926 (IPR2015-00907).  Finjan filed a Patent Owner’s Preliminary Response (“POPR”) to the petition on June 26, 2015.  The PTAB denied Sophos’ petition to institute the IPR proceeding on the ‘926 Patent on September 24, 2015. On October 26, 2015, Sophos filed a Request for Rehearing, and on December 4, 2015, the PTAB denied Sophos’ Request for Rehearing.

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On April 8, 2015, Sophos, Inc. filed a petition for IPR of U.S. Patent No. 8,677,494 (IPR2015-01022).  Finjan filed a POPR to the petition on July 14, 2015. The PTAB denied Sophos’ petition to institute the IPR proceeding on the ‘494 Patent on September 24, 2015. On October 26, 2015, Sophos filed a Request for Rehearing, and on January 28, 2016, the PTAB denied Sophos’ Request for Rehearing.

U.S. Patent No. 7,756,996 (the “’996 Patent”)
On July 3, 2015, Symantec Corporation filed two (2) separate petitions for IPR of U.S. Patent No. 7,756,996 (IPR2015-01545/01546).  Finjan filed POPRs to the petitions October 19 and 20, 2015. The PTAB denied both of Symantec’s petitions to institute IPR proceedings on the ‘996 Patent on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing.

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

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On July 3, 2015, April 19, 2016, and May 26, 2016, Symantec Corporation filed three (3) separate petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547; IPR2016-00919; IPR2016-01071), and moved to join the petition for IPR filed by Palo Alto Networks with respect to the ‘154 Patent (IPR2016-00151).  Finjan filed a POPR to the petition in IPR2015-01547 on October

19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings in IPR2015-01547 on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing with respect to IPR2015-01547, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing. With respect to IPR2016-00919 and IPR2016-01071 on the ‘154 Patent, the PTAB’s granted Symantec’s motions for joinder on September 8, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of the instituted claims in both IPR2016-00919 and IPR2016-01071.

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 10, 2015, Symantec filed a petition for inter partes review of the ’494 Patent (IPR2015-01892). Finjan filed a POPR to the petition on December 28, 2015. On March 18, 2016, the PTAB granted Symantec’s petition to institute the IPR proceeding on claims 1, 2, 5, 6, 10, 11, 14, and 15 of the ’494 Patent. On April 1, 2016, Finjan filed a request for rehearing. The PTAB denied the request for rehearing on May 23, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 of the ’494 Patent.

On September 11, 2015, Symantec Corp. filed a petition for inter partes review of the ’494 Patent (IPR2015-01897). Finjan filed a POPR to the petition on December 28, 2015. The PTAB denied Symantec’s petition to institute the IPR proceeding on the ’494 Patent on February 26, 2016.

U.S. Patent No. 6,154,844 (the “’844 Patent”)
On September 11, 2015, Symantec Corporation filed a petition for IPR of U.S. Patent No. 6,154,844 (“the ‘844 Patent”) (IPR2015-01894). Finjan filed a POPR to the petition on December 17, 2015. The PTAB denied institution of the IPR proceeding on the ‘844 Patent on March 11, 2016.

U.S. Patent No. 7,613,926 (the “’926 Patent”)
On September 11, 2015, Symantec, Corp. (“Symantec”) filed two petitions for IPR of the ’926 Patent (IPR2015-01893, IPR2015-01895). Finjan filed its POPRs to the Petition on December 17, 2015. The PTAB denied Symantec’s petition to institute the IPR proceeding for IPR2015-01895 on February 26, 2016. The PTAB denied Symantec’s petition to institute the IPR proceeding for IPR2015-01893 on March 11, 2016.

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 and a Motion for Joinder to Symantec’s Petition for IPR of the ‘154 Patent (IPR2015-01547). (IPR2015-01979; IPR2016-00151). Finjan filed a POPR to the first petition in IPR2015-01979 on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. On April 5, 2016, Finjan filed a partial request for rehearing, and on April 19, 2016, the PTAB denied Finjan’s partial request for rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151 on the ‘154 Patent, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a partial request for rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00151. The parties had an oral hearing for IPR2016-00151 on January 24, 2017 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. The parties had an oral hearing for IPR2015-01979 on December 15, 2016 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims.

U.S. Patent No. 7,647,633 (the “’633 Patent”)
On September 30, 2015, Palo Alto Networks, Inc. filed a petition for IPR of U.S. Patent No. 7,647,633 (IPR2015-01974). Finjan filed a POPR to the petition on January 7, 2016. On March 29, 2016, the PTAB granted institution of IPR proceedings with respect to claims 14 and 19 of the ‘633 Patent, and denied institution with respect to all other challenged claims. On April 12, 2016, Palo Alto Networks filed a request for rehearing. On May 18, 2016, the PTAB denied Palo Alto Networks’ Request for Rehearing. On June 1, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-01974. The parties had an oral hearing on January 5, 2017, and on March 16, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims.

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

U.S. Patent No. 7,418,731 (the “’731 Patent”)
On September 30, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 7,418,731 (IPR2015-02000). Finjan filed a POPR to the petition on January 8, 2016. The PTAB denied institution of IPR proceedings on the ‘731 Patent on March 23, 2016. On April 22, 2016, Palo Alto Networks filed a Request for Rehearing. On May 20, 2016, the PTAB denied Palo Alto Networks’ Request for Rehearing.

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed POPRs to the petitions on January 6, 2016, and February 17, 2016, respectively. On March 29, 2016, the PTAB granted institution of the IPR proceedings in IPR2015-02001 and IPR2016-00157 and consolidated the two IPR proceedings. On April 12, 2016, Finjan filed requests for rehearing. On May 16, 2016, the PTAB denied Finjan’s Requests for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-02001 and IPR 2016-00157. The parties had an oral hearing on January 5, 2017, and on March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims.

U.S. Patent No. 7,613,926 (the “’926 Patent”)
On November 4, 2015, Palo Alto Networks, Inc. filed a petition for IPR of the ’926 Patent (IPR2016-00145). Finjan filed its POPR on February 17, 2016. The PTAB denied Palo Alto Networks’ petition to institute the IPR proceeding on the ’926 Patent on May 9, 2016.

U.S. Patent No. 6,965,968 (the “’968 Patent”)
On November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of United States Patent No. 6,965,968 (IPR 2016-00149, IPR2016-00150). Finjan filed POPRs to the petitions on February 17, 2016. On May 16, 2016, the PTAB denied institution of IPR proceedings on both petitions.

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

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00159. The parties had an oral hearing on February 16, 2017 and are waiting on a final decision from the PTAB.

U.S. Patent No. 6,965,968 (the “’968 Patent”)
On January 19, 2016, Blue Coat Systems, Inc. filed two petitions for IPR of the ‘968 Patent (IPR2016-00478; IPR2016-00479) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘968 Patent (IPR2015-00149; IPR2015-00150). On April 22, 2016, Finjan filed a POPR to the petitions. On June 20, 2016, the PTAB denied institution of IPR proceedings on both petitions.

U.S. Patent No. 7,647,633 (the “’633 Patent”)
On January 20, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (“the ‘633 Patent”) (IPR2016-00480) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘633 Patent (IPR2015-01974). On April 22, 2016, Finjan filed a POPR to the petition. On June 24, 2016, the PTAB instituted IPR, and granted Blue Coat’s Motion for Joinder. On March 16, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims.

U.S. Patent No. 7,418,731 (the “’731 Patent”)
On January 21, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,418,731 (“the ‘731 Patent”) (IPR2016-00493) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘731 Patent (IPR2015-02000). On April 29, 2016, Finjan filed a POPR to the petition. On June 8, 2016, the PTAB denied institution of IPR.

U.S. Patent No. 6,804,780 (the “’780 Patent”)
On January 21, 2016, Blue Coat Systems, Inc. filed a petition for IPR of U.S. Patent No. 6,804,780 (IPR2016-00492) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR of the ‘780 Patent (IPR2016-00165). On April 29, 2016, Finjan filed a POPR to the petition. On June 8, 2016, the PTAB denied institution of IPR.

U.S. Patent No. 6,154,844 (the “’844 Patent”)
On January 25, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 6,154,844 (IPR2016-00498) and a Motion for Joinder to Symantec Corp.’s Petition for IPR of the ‘844 Patent (IPR2015-01894). On April 29, 2016, Finjan filed a POPR to the petition. On June 20, 2016, the PTAB dismissed the Petition and motion for joinder pursuant to Blue Coat’s motion to dismiss.

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On April 27, 2016, Blue Coat Systems, Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2016-00955; IPR2016-00956), and Motion for Joinder to Palo Alto Networks, Inc.’s Petitions for IPR of the ‘408 Patent (IPR2015-02001 and IPR2016-00157). On August 30, 2016, the PTAB granted Blue Coat Systems, Inc.’s Motions for Joinder. On March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims in IPR2015-02001 and IPR2016-00157.

U.S. Patent No. 8,677,494 (the “494 Patent”)
On April 14, 2016 and on June 10, 2016, Blue Coat Systems, Inc. filed two Petitions for IPR of United States Patent No. 8,677,494 (IPR2016-00890; IPR2016-01174) and a Motion for Joinder to Symantec Corp.’s Petition for IPR of the ‘494 Patent (IPR2015-01892) and Palo Alto Networks, Inc.’s Petition for IPR of the ‘494 Patent (IPR2016-00159). The PTAB granted Blue Coat’s motion for joinder. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 of the ’494 Patent in IPR2015-01892.

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

U.S. Patent No. 8,079,086 (the “’086 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,079,086 (the “’086 Patent”) (IPR2016-01444). Finjan filed its POPR on November 18, 2016. The PTAB denied institution of IPR on February 16, 2017.

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,225,408 (the “’408 Patent”) (IPR2016-01441). On November 18, 2016, Finjan filed a POPR. On December 13, 2016, the PTAB authorized Blue Coat to file a Reply to the POPR and Finjan a sur-reply to respond to the arguments in Petitioner’s Reply. On January 23, 2017, the PTAB denied institution of IPR.

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,677,494 (the “’494 Patent”) (IPR2016-01443). On January 23, 2017, the PTAB denied Blue Coat’s petition to institute the IPR proceeding on the ’494 Patent.

U.S. Patent No. 8,225,408 (“’408 Patent”)
On October 28, 2016, FireEye, Inc. filed a Petition for IPR of the ‘408 Patent (IPR2017-00157) and a Motion for Joinder to Blue Coat Systems, Inc.’s Petition for IPR of the ‘408 Patent (IPR2016-01441). Finjan filed its POPR on February 3, 2017 and the PTAB denied institution of IPR of Blue Coat’s Petition for IPR on January 23, 2017.

U.S. Patent No. 8,079,086 (the “’086 Patent”)
On October 28, 2016, FireEye, Inc. filed a petition for IPR of the ’086 Patent (IPR2017-00155) and a Motion for Joinder to Blue Coat’s Petition for IPR of the ’086 Patent (IPR2016-01444). Finjan filed its POPR on February 3, 2017 and the PTAB denied institution of IPR of Blue Coat’s Petition for IPR on February 16, 2017.

U.S. Patent No. 9,189,621 (the “’621 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’621 Patent (IPR2017-00995). The PTAB has not yet issued a notice of filing date.

U.S. Patent No. 9,141,786 (the “’786 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’786 Patent (IPR2017-00996). Finjan will file its POPR on June 14, 2017.

U.S. Patent No. 9,219,755 (the “’755 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’755 Patent (IPR2017-00997). Finjan will file its POPR on June 15, 2017.

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

NOTE 9 – LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On December 28, 2016, Finjan entered into a Confidential Patent License Agreement (the “December 2016 License”) with F5 Networks, Inc. (“F5”). The December 2016 License provides for F5 to pay a license fee of $4.0 million in cash, which Finjan received on December 30, 2016. Finjan recognized all of the $4.0 million license as revenue as of December 31, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 3. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F5 a nonexclusive, irrevocable (except in the case of non-payment by F5), worldwide paid-up license under Finjan’s patents as specified in the December 2016 License.

On September 21, 2016, following a two-week trial, a Jury in the Northern District of California returned a verdict that all five Finjan Patents were found literally infringed by Sophos, Inc. ("Sophos"). The jury verdict, deciding that Finjan was entitled to $15 million in damages for Sophos’ infringement. Finjan has not received any revenue from the lawsuit with Sophos.

On June 30, 2016, Finjan entered into a Confidential Patent License Agreement (the “June 30, 2016 License”) with a European cloud-based network security firm (the “2016 European Licensee”). The June 30, 2016 License provides for the 2016 European Licensee to pay Finjan $565,000 in cash, which was paid on or about the time of execution of the June 30, 2016 License. Finjan recognized all of the $565,000 license as revenue as of December 31, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 3. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant the 2016 European Licensee a nonexclusive, term license in the United States under Finjan’s U.S. patents as specified in the June 30, 2016 License.
On June 3, 2016, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (“June 3, 2016 License”) with Proofpoint, Inc. (“Proofpoint”). As part of the June 3, 2016 License, Case No. 3:15-cv-5808-HSG, entitled Finjan, Inc. v. Proofpoint, Inc. and Armorize Technologies, Inc., pending before the Honorable Haywood S. Gilliam, Jr. in the U.S. District Court for the Northern District of California, was dismissed with prejudice on June 7, 2016. The June 3, 2016 License provides for Proofpoint to pay Finjan the sum of $10.9 million in cash, in which $4.3 million was received on June 6, 2016, $3.3 million was received in December 28, 2016, and $3.3 million is payable on or before January 3, 2018. The Company recognized $7.6 million of the $10.9 million license as revenues as of December 31, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 3. The remaining balance of $3.3 million under the terms of the June 3, 2016 License will be recognized as revenue when the payment is due. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant Proofpoint a worldwide, non-royalty bearing, fully paid-up (as of the final payment), nonexclusive, perpetual, irrevocable (except in the case of non-payment by Proofpoint or other material breach) license under Finjan’s patents as specified in the June 3, 2016 License. Certain portions of the June 3, 2016 License are subject to Confidential Treatment pursuant to a Confidential Treatment request filed with the Securities and Exchange Commission (“SEC”) on August 8, 2016 and Confidential Treatment Order granted by the SEC on September 26, 2016.
On December 30, 2015, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (“December 30, 2015 License”), effective December 29, 2015, with a United States-based third party (“Licensee”). The December 30, 2015 License provides for Licensee to pay Finjan the sum of $3.65 million in cash, in which $1.0 million was received on December 30, 2015, $1.65 million was received on June 27, 2016, and $1.0 million was received on September 1, 2016. The Company recognized $1.0 million of the $3.65 million license as revenues as of December 31, 2015. The remaining balance of $2.65 million under the terms of the December 30, 2015 License was recognized as revenues as of December 31, 2016. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant Licensee a non-exclusive, irrevocable (except in the case of non-payment by Licensee or other material breach), worldwide license under Finjan Patents during the Term as specified in the December 30, 2015 License.

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement (the “April 7, 2015 License”), effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The April 7, 2015 License provides for F-Secure to pay Finjan the sum of $1.0 million in cash, of which $700,000 was received on April 22, 2015 and $300,000 received on March 31, 2016.  The Company recognized $700,000 of the $1.0 million license as revenues as of September 30, 2015, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 3. The remaining balance of $300,000 under the terms of the April 7, 2015 License, recognized as revenues as of March 31, 2016. Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid, non-exclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

On September 24, 2014, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (the “September 24, 2014 License”) with Websense, Inc. (“Websense”) against whom Finjan had filed a patent infringement lawsuit.  Pursuant to this September 24, 2014 License, Websense and Finjan also agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement. Under the September 24, 2014 License, Websense will pay Finjan a license fee of $8.0 million payable in four installments.  The first installment of $3.0 million was paid upon execution of the agreement and filing of the dismissal with prejudice, the second installment of $2.0 million was received on January 16, 2015, the third installment of $2.0 million was received on January 14, 2016. The fourth and final installment of $1.0 million was received on January 13, 2017.  The Company recognized approximately $5.0 million of the $8.0 million license as revenues during 2014. The remaining balance of $3.0 million under the terms of the September 24, 2014 License will be recognized as revenues when the payments are due. Each party also agreed to bear its own legal fees and costs. The Company recognized $0.8 million of legal fees related to this settlement as cost of revenues.  At December 31, 2014, the second installment of $2.0 million was recognized as revenue and accounts receivable, and was received on January 16, 2015. The January 2016 payment was recognized as revenue in 2016. At December 31, 2016, the fourth and final installment of $1.0 million was recognized as revenue and accounts receivable, and was received on January 13, 2017.

NOTE 10 – Series A Preferred Stock

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

The Series A Preferred Stock was accounted under Section 480-10-S99 - Distinguishing Liabilities from Equity (FASB Accounting Standards Codification 480) as amended by ASU 2009-04 - Accounting for Redeemable Equity Instruments (“ASU 2009-04”). Under ASU 2009-04, a redeemable equity security is to be classified as temporary equity if it is conditionally redeemable a) at a fixed or determinable price on a fixed or determinable date, b) at the option of the holder, or c) upon the occurrence of an event that is not solely within the control of the issuer. The Company’s financing is redeemable at the option of the holder. Therefore, the Company classified the Series A Preferred Stock as temporary equity in the consolidated balance sheet.

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

On October 3, 2016, the Company redeemed $0.2 million or 1,212 shares of the Series A Preferred stock; $0.1 million reduced the original recorded value of the Series A Preferred stock and $0.1 million reduced the accreted value.

At December 31, 2016, the Series A Preferred stock was $13.5 million, net of redemptions and the Liquidation value was $13.8 million.

Subsequent to year end, the Company redeemed $3.3 million or 20,303 shares of the Series A Preferred stock; $2 million reduced the original recorded value of the Series A Preferred stock and $1.3 million reduced the accreted value.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

NOTE 12 – STOCK-BASED COMPENSATION

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

During 2015, the Company issued a total of 240,000 RSU's and options to purchase an aggregate of 182,500 share of our common stock.

During 2016 the Company granted an aggregate of 295,001 options to purchase shares of our common stock to certain employees in connection with their employment with the Company.

As of December 31, 2016, the remaining number of shares available for issuance under the 2014 Plan is 1,201,488.

Total stock-based compensation for stock options and restricted stock awards, of $0.9 million and $0.8 million was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2016 and 2015, respectively. The stock-based compensation expense is for options and restricted stock awards granted to certain employees, consultants, and members of the Board of Directors.

STOCK OPTIONS

The following is a summary of stock option activity during the years ended December 31, 2016 and 2015:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (thousands)

Outstanding – December 31, 2014	1,430,559	$1.84
Options granted	182,500	1.47
Options exercised	32,227	2.09
Options forfeited	70,000	2.61

Outstanding – December 31, 2015	1,510,832	1.63
Options granted	295,001	1.12
Options exercised	67,000	0.76
Options forfeited	131,486	0.97

Outstanding – December 31, 2016	1,607,347	$0.83	7.07	$—

Exercisable – December 31, 2016	1,229,704	$0.77	6.48	$—
Exercisable – December 31, 2015	1,198,204	$1.63	6.73	$—

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2016 and 2015, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

	2016	2015
	Employee Grants	Employee Grants	Non-Employee Grants
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	148.68%	90.99%	61.10%
Expected term (in years)	7	6	6
Risk-free rate	1.26%	1.49%	0.71%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average grant date fair value per share	$1.15	$1.47	$1.44

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

As of December 31, 2016, total compensation cost not yet recognized related to unvested stock options was approximately $0.7 million, which is expected to be recognized over a weighted-average period of 2.5 years.

RESTRICTED STOCK UNITS

The following is a summary of non-vested RSUs award activity for the year ended December 31, 2016 and 2015:

	2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested	408,710	$2.66	374,504	$5.08
Shares granted	200,000	1.20	240,000	2.29
Shares vested	395,117	1.99	160,286	1.58
Shares forfeited	28,333	1.74	45,508	4.10

Non-vested	185,260	$2.67	408,710	$2.66

The Company estimates the fair value of the granted shares using the market price of the Company’s stock price at the grant date. For the years ended December 31, 2016 and 2015, the Company recognized $0.7 million and $0.5 million , respectively of stock-based compensation expense related to the RSUs.

NOTE 13 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which an executive of Finjan and member of the Company’s board is a member. The Company incurred approximately $227,000 and $228,000 in legal fees to the firm during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015 the Company had balances due to this firm amounting to approximately $88,000 and $13,000, respectively.

The Company obtained social media and investor related services from a firm in which the Company’s Chief Financial Officer holds a 50% interest.  The Company incurred approximately $22,000 and $80,000 in fees to the firm during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the Company has balances due to this firm amounting to $0 and $4,000, respectively. The Company canceled this service agreement effective June 30, 2016.

NOTE 14 – INCOME TAX

The domestic and foreign components of loss before income taxes from operations for the years ended December 31, 2016 and 2015 are as follows:

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Domestic	$1,094	$(12,001)
Foreign	(744)	(601)

	$350	$(12,602)

The provisions for income tax for the years ended December 31, 2016 and 2015, consist of the following and are included as general and administrative expense, in the accompanying consolidated statements of operations:

	For the Years Ended December 31,
	2016	2015
	(in thousands)
Federal:
Current	$—	$—
Deferred	416	(3,868)

State:
Current	3	5
Deferred	(380)	488

Foreign:
Current	—	—
Deferred	(174)	(159)

	(135)	(3,534)

Change in valuation allowance	138	3,539
Income tax provision	$3	$5

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Years Ended December 31,
	2016	2015
U.S. Federal statutory rate	34.0%	34%
State rate, net of federal benefit	7.8%	1.3%
Permanent differences:
Change in tax rate	(113.0)%	—%
Deferred tax adjustment	(19.1)%	—%
Stock based compensation	28.9%	(1.1)%
Foreign tax rate difference	19.3%	(0.4)%
Other	3.0%	—%
Change in valuation allowance	40.0%	(33.9)%
Income tax provision	0.9%	(0.1)%

The approximate tax effects of temporary differences, which give rise to significant deferred tax assets and liabilities, are as follows:

	As of December 31,
	2016	2015
	(in thousands)
Deferred tax assets
Net operating losses	$10,032	$9,666
Stock-based compensation	949	890
Intangible assets	3,748	3,752
Other	77	50
Total deferred tax assets	14,806	14,358
Valuation allowance	(14,497)	(14,358)
Deferred tax asset, net of valuation allowance	309	—
Deferred tax liability	(309)
Net deferred tax liability	$—	$—

As of December 31, 2016 and 2015, the Company had NOL carryforwards of approximately $26.1 million and $25.5 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2026.

The valuation allowance associated with discontinued operations which are not reflected in the above table are approximately $418,000 for both years ended December 31, 2016 and 2015.

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

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax assets in excess of the deferred tax liabilities for each period, since it is more likely than not that the deferred tax assets will not be realized. The change in valuation allowance for the years ended December 31, 2016 and 2015, is $0.1 million and $3.5 million, respectively.

NOTE 15 – SUBSEQUENT EVENTS

On March 2, 2017, Finjan, Inc., entered into a Confidential Patent License Agreement (the “March 2017 License Agreement”) with Veracode, Inc., a Delaware corporation (“Veracode”).  Pursuant to the March 2017 License Agreement, Veracode will obtain a license to the Finjan patent portfolio and pay a license fee of $2.0 million in cash, which Finjan received on March 2, 2017.  Such license does not grant Veracode any right to transfer, sublicense or grant any rights under the March 2017 License Agreement to a third party except as specifically provided under the March 2017 License Agreement.  Such license also has certain provisions relating to certain unlicensed products of any company that acquires Veracode, or is acquired by Veracode or its affiliates, in which case additional license fees may apply. The specific terms of the March 2017 License Agreement are confidential.

On March 24, 2017, Finjan Holdings, Inc., announced that Finjan, Inc., its wholly-owned subsidiary and Avast Software s.r.o., a company organized under the laws of the Czech Republic ("Avast"), have reached an agreement (the "March 2017 Agreement") that upon Avast's satisfaction of certain terms, Finjan will dismiss its breach of contract and patent infringement claims, filed in the U.S. District Court for the Northern District of California (Case No. 3:17-cv-00283-BLF), against Avast and its newly acquired subsidiary, AVG Technologies, with prejudice. Under the terms of the March 2017 Agreement, Avast is to pay Finjan $7.745 million in cash on or before March 24, 2017. Payment was received on March 24, 2017 and was recorded as revenue in the first quarter of 2017, in accordance with the Company's revenue recognition policy, as described in Note 3 of the Company's Financial Statements. As called for in the March 2017 Agreement, specific terms of the Agreement are confidential.

The Company will redeem $3.9 million or 23,469 shares of the Series A Preferred stock in April 2017; $2.4 million reducing the original recorded value of the Series A Preferred stock and $1.5 million reducing the accreted value.