Form 10-Q
period 2017-03-31
FINJAN HOLDINGS, INC.
filed 2017-05-11
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 8, 2017, 23,170,677 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

Exhibit Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

 FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	March 31 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,434	$13,678
Accounts receivable	2	1,066
Prepaid expenses and other current assets	283	292
Total current assets	26,719	15,036

Property and equipment, net	191	203
Investment	2,618	2,745
Other long-term assets	322	321
Total assets	$29,850	$18,305
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,003	$1,858
Accounts payable - related parties	23	88
Accrued expenses	1,049	1,832
Accrued income taxes	327	3
Other liabilities, current	20	33
Total current liabilities	6,422	3,814
Other liabilities, non-current	119	119
Total liabilities	6,541	3,933
Commitments and contingencies (Note 2)

Redeemable Preferred Stock
Series A Preferred stock - $0.0001 par value, 39,733 and 83,502 issued and outstanding at March 31, 2017 and December 31, 2016, respectively (Liquidation preference of $6,556 at March 31, 2017 and $13,778 at December 31, 2016, respectively)	6,264	13,486
Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding (which excludes 39,733 shares and 83,502 Series A Redeemable Preferred Stock at March 31, 2017 and December 31, 2016, respectively) at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 23,139,216 and 23,102,728 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	18,349	18,140
Accumulated deficit	(1,306)	(17,256)
Total stockholders' equity	17,045	886
Total liabilities and stockholders' equity	$29,850	$18,305

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amount)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$24,747	$2,320
Cost of revenues	3,783	—
Gross profit	20,964	2,320
Research and development expense	153	51
Selling, general and administrative expenses	4,537	3,433
Total operating expenses	4,690	3,484
Income (loss) from operations	16,274	(1,164)
Interest income	—	1
Income (loss) before income taxes	16,274	(1,163)
Provision for income taxes	324	—
Net income (loss)	$15,950	$(1,163)

Net income (loss) per share applicable to common stockholders, basic and diluted	$0.69	$(0.05)

Weighted-average common shares outstanding, basic	23,133,370	22,708,699
Weighted-average common shares outstanding, diluted	23,216,528	22,708,699

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$15,950	$(1,163)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12	14
Stock-based compensation	209	142
Changes in operating assets and liabilities:
Accounts receivable	1,064	—
Prepaid expenses and other current assets	8	38
Accrued expenses	(783)	(4)
Accounts payable	3,145	(39)
Accounts payable - related parties	(65)	4
Other liabilities	(13)	(31)
Accrued income taxes	324	—
Net cash provided by (used in) operating activities	19,851	(1,039)

Cash flows from investing activities:
Proceeds from investments	127	—
Net cash provided by investing activities	127	—

Cash flows from financing activities:
Redemption Series A Preferred shares	(7,222)	—
Net cash used in financing activities	(7,222)	—
Net increase (decrease) in cash and cash equivalents	12,756	(1,039)
Cash and cash equivalents - beginning	13,678	6,101
Cash and cash equivalents - ending	$26,434	$5,062

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Finjan Holdings, Inc., a Delaware corporation (the “Company” or “Finjan Holdings”), is a cybersecurity company focused on licensing and enforcement, developing mobile security applications, providing consulting services, and investing in cybersecurity technologies and intellectual property.  Licensing and enforcement of its cybersecurity technology patent portfolio is operated by its wholly-owned subsidiary Finjan, Inc. (“Finjan”).  The mobile security business is operated by its wholly owned subsidiary Finjan Mobile, Inc., ("Finjan Mobile") and the consulting services business is operated by its wholly-owned subsidiary, CybeRisk Security Solutions LLC ("CybeRisk"). Revenues and operations from the Company's Finjan Mobile security business and the Company's CybeRisk advisory services were deemed immaterial for the three months ended March 31, 2017 and 2016.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2016 which were included in the annual report on Form 10-K filed by the Company on March 27, 2017.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the year ending December 31, 2017, or any other interim or future periods.

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

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all of its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of March 31, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents are uninsured.

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

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three Months ended March 31,
	2017	2016
	(In thousands, except share and per share data)
Numerator:
Net income (loss)	$15,950	$(1,163)

Denominator:
Weighted-average common shares, basic	23,133,370	22,708,699
Weighted-average common shares, diluted*	23,216,528	22,708,699
Net income per common share:
Basic:	$0.69	$(0.05)
Diluted:	$0.69	$(0.05)

The diluted earnings per common share included the effect of 572,501 stock options that are potentially dilutive to earnings per share for the three months ended March 31, 2017, since the exercise price of such options was less than the average market price during the period. There were no stock options that were potentially dilutive for the three months ended March 31, 2016, given the Company was in a net loss position.

Potentially dilutive common shares from employee equity plans are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive and consist of the following:

	March 31,
	2017	2016
Stock options	1,762,347	1,518,331
Restricted Stock Units	348,772	308,057
Total	2,111,119	1,826,388

INCOME TAXES

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

The tax provision for the three months ended March 31, 2017 is solely comprised of federal alternative minimum tax.  During the three months ended March 31, 2017, the Company utilized approximately $16.2 million of its net operating loss carryforwards, resulting in a reduction to the deferred tax asset valuation allowance of approximately $5.5 million. No tax provision was recorded for the same period ended March 31, 2016 due to the operating loss generated in the period.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. The Company expects to adopt this guidance in the first quarter of fiscal 2018 and apply the modified retrospective approach. The Company is evaluating the impact of adopting this new accounting standard on its condensed consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02 “Leases” that requires a lessee to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice.  ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the standard to determine the impact of its adoption on the condensed consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements upon adoption.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of March 31, 2017 (in thousands):

For the year ending December 31,
2017 (remaining nine months)	$562
2018	459
$1,021

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $63,000 and $69,000 as of March 31, 2017 and December 31, 2016, respectively, and is included in long term liabilities on the condensed consolidated balance sheets.

Rent expense was $194,000 and $196,000 for the three months ended March 31, 2017 and 2016, respectively.

Rental income was $89,000 and $86,000 for the three months ended March 31, 2017 and 2016, respectively.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under the sublease agreements as of March 31, 2017 are as follows (in thousands):

For the year ending December 31,	New York	Menlo Park	Total
2017 (remaining nine months)	124	130	254
2018	127	—	127
	$251	$130	381

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

On June 8, 2015, the Company received a cash distribution of $0.8 million as a portion of a gross entitlement of $1.3 million from its investment in the JVP Fund, the remainder $0.5 million was reinvested in the fund. Along with its cash investments of $2.3 million, it represents a total investment of $2.6 million, net of $0.13 million distribution received from JVP as of March 31, 2017. The distribution is a portion of the proceeds allocated to the Company's investment. As of March 31, 2017, the Company had a $2.7 million outstanding capital commitment to the venture capital fund, which can be called any time.

NOTE 3 - ACCRUED EXPENSES

The components of accrued expenses are as below:

	March 31, 2017	December 31, 2016
	(in thousands)
Legal - Litigation / Licensing	$—	$1,195
Compensation	991	560
Other	58	77
	$1,049	$1,832

NOTE 4 - LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On March 30, 2017, Finjan entered into a Confidential Master Agreement (the “Sophos Agreement”) with Sophos Group plc, a public limited company organized and existing under the laws of England and Wales, Sophos Limited, a corporation organized and existing under the laws of England and Wales (“Sophos Limited”), and Sophos Inc. (“Sophos Inc.”), a Massachusetts corporation (collectively, “Sophos”). Pursuant to the Master Agreement, Finjan and Sophos Inc. agreed to dismiss the suit Finjan, Inc. v. Sophos, Inc. before the United States District Court of the Northern District of California (case no. 3:14cv1197-WHO) with prejudice. The Master Agreement also provides for full releases by the parties and covenants not to sue. Under the terms of the Sophos Agreement, on March 30, 2017, Sophos will obtain a fully paid up license to the Finjan patent portfolio and pay a license fee of $15.0 million in cash, which Finjan received on March 31, 2017. The Company recognized $15.0 million as revenues as of March 31, 2017, in accordance with the Company’s revenue recognition policy as described in Note 1 of the Company's Condensed Consolidated Financial Statements. Finally, in connection with the Sophos Agreement, on March 30, 2017, Finjan Mobile entered into a Confidential Patent Cross License Agreement (the “Finjan Mobile Cross License Agreement”) with Sophos Limited. Pursuant to the terms of the Finjan Mobile Cross License Agreement, the parties will grant patent cross licenses in the

Field of Use and Sophos Limited will pay Finjan Mobile $2.5 million cash, $1.25 million on or before March 31, 2018, and $1.25 million on or before March 31, 2019.

On March 24, 2017, Finjan entered into a Patent License, Settlement and Release Agreement with Avast Software s.r.o., a company organized under the laws of the Czech Republic ("Avast"), reached an agreement (the "Avast Agreement") that upon Avast's satisfaction of certain terms, Finjan would dismiss its breach of contract and patent infringement claims, filed in the U.S. District Court for the Northern District of California (Case No. 3:17-cv-00283-BLF), against Avast and its newly acquired subsidiary, AVG Technologies, with prejudice. Under the terms of the Avast Agreement, Avast agreed to pay Finjan $7.745 million in cash on or before March 24, 2017. Payment was received on March 24, 2017 and was recorded as revenue in the first quarter of 2017, in accordance with the Company's revenue recognition policy, as described in Note 1 of the Company's Condensed Consolidated Financial Statements. As provided in the Avast Agreement, specific terms of the agreement are confidential.

On March 2, 2017, Finjan entered into a Confidential Patent License Agreement (the “Veracode Agreement”) with Veracode, Inc., a Delaware corporation (“Veracode”).  Pursuant to the Veracode Agreement, Veracode would obtain a license to the Finjan patent portfolio and agreed to pay a license fee of $2.0 million in cash, which Finjan received on March 2, 2017 and was recorded as revenue in the first quarter of 2017, in accordance with the Company's revenue recognition policy, as described in Note 1 of the Company's Condensed Consolidated Financial Statements. Such license does not grant Veracode any right to transfer, sublicense or grant any rights under the Veracode Agreement to a third party except as specifically provided under the Veracode Agreement.  Such license also has certain provisions relating to certain unlicensed products of any company that acquires Veracode, or is acquired by Veracode or its affiliates, in which case additional license fees may apply. The specific terms of the Veracode Agreement are confidential.

On June 3, 2016, Finjan entered into a Patent License, Settlement and Release Agreement (the "Proofpoint Agreement") with Proofpoint, Inc. and Amorize Technologies (collectively, “Proofpoint”). The Proofpoint Agreement provides for the licensee to pay Finjan the sum of $10.9 million in cash, in which $4.3 million was received on June 6, 2016, $3.3 million received on December 28, 2016, and $3.3 million is payable on or before January 3, 2018. The Company recognized $4.3 million and $3.3 million of the $10.9 million license as revenues as of June 30, 2016 and December 28, 2016, respectively, in accordance with the Company’s revenue recognition policy as described in Note 1 of the Company's Condensed Consolidated Financial Statements. The remaining balance of $3.3 million under the terms of the Proofpoint Agreement will be recognized as revenues when collectability is reasonably assured. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant Proofpoint a non-exclusive, irrevocable (except in the case of non-payment by Proofpoint or other material breach), worldwide license under Finjan Patents during the Term as specified in the Proofpoint Agreement.

NOTE 5 - SERIES A PREFERRED STOCK

On May 6, 2016, Finjan entered into a Series A Preferred Stock Purchase Agreement with Halcyon LDRII, pursuant to which the Company agreed to issue to Halcyon LDRII in a private placement an aggregate of 102,000 shares of the Company’s Series A Preferred Stock Shares at a purchase price of $100.00 per share, for aggregate proceeds of $10.2 million. The closing of the Private Placement occurred on May 20, 2016. The Company incurred issuance costs of $0.7 million which were recorded as an offset to the redeemable preferred stock.

The Series A Preferred Stock was accounted for under Section 480-10-S99 - Distinguishing Liabilities from Equity (FASB Accounting Standards Codification 480) as amended by ASU 2009-04 - Accounting for Redeemable Equity Instruments (“ASU 2009-04”). Under ASU 2009-04, a redeemable equity security is to be classified as temporary equity if it is conditionally redeemable a) at a fixed or determinable price on a fixed or determinable date, b) at the option of the holder, or c) upon the occurrence of an event that is not solely within the control of the issuer. The Company’s financing is redeemable at the option of the holder. Therefore, the Company classified the Series A Preferred Stock as temporary equity in the condensed consolidated balance sheet.

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

On August 19, 2016, the Company's Series A Preferred liquidation preference increased from 1.50 to 1.65; as a result, the Company accreted a dividend of $1.3 million. At March 31, 2017, the Series A Preferred stock was $6.3 million, net of redemptions and the Liquidation value was $6.6 million.

During 2016, the Company redeemed $2.8 million or 18,498 shares of the Series A Preferred stock; $1.8 million reducing the original recorded value of the Series A Preferred stock and $1.0 million reducing the accreted value.

During the period ended March 31, 2017 the Company redeemed $7.2 million or 43,769 shares of the Series A Preferred stock; $4.4 million reducing the original recorded value of the Series A Preferred stock and $2.8 million reducing the accreted value.

Subsequent to March 31, 2017, the Company redeemed $6.6 million or 39,733 shares of the Series A Preferred stock; $4.0 million reduced the original recorded value of the Series A Preferred stock and $2.6 million reduced the accreted value. As a result, the Company has now retired all shares of Series A Preferred Stock issued in its $10.2 million Series A Preferred Stock financing led by Halcyon Long Duration Recoveries Investments I LLC (“Halcyon LDII”).

NOTE 6 – STOCKHOLDERS’ EQUITY

Stock-based Compensation

On July 10, 2014, the Company’s stockholders approved the Finjan Holdings, Inc. 2014 Incentive Compensation Plan (the "2014 Plan") at the annual meeting of stockholders, pursuant to which 2,196,836 shares of common stock were authorized for issuance.

Upon shareholder approval of the 2014 Plan, the 2013 Global Share Option Plan was terminated, other than respect to options outstanding under such plans.1,762,347 options remain outstanding under the 2013 and 2014 plans as of March 31, 2017.

On June 24, 2015, the Company adopted the 2015 Israeli Sub-plan (the “2015 Israeli Sub-plan”) to the Company’s 2014 Plan, which enables the Company to grant options, and issue shares of common stock to employees and non-employees, who are employed by the Company or any of its affiliates, who are residents of the State of Israel.

The Company has issued a total of 1,036,872 Restricted Stock Units ("RSUs") of which 348,772 remain outstanding as of March 31, 2017.  RSUs generally vest over three or four years, with one-third or one-fourth, respectively, vesting on the one-year anniversary followed by quarterly vesting thereafter.

Stock-based compensation to employees and non-employees are recognized as expense in the condensed consolidated statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using Black-Scholes option pricing model for stock options and fair value for RSUs), and is recognized as an expense over the requisite service period (generally the vesting of the equity awards). Determining the fair value of stock-

based awards at the grant date requires significant estimates and judgments, including future employee stock option exercise behavior and requisite service periods.

During the three months ended March 31, 2017 and 2016, the Company expensed $209,000 and $142,000, respectively, of stock-based compensation in the condensed consolidated statements of operations. All stock-based compensation expenses were related to selling, general and administration. The aggregate intrinsic value of stock options outstanding and exercisable as of March 31, 2017 was $0.

During the three months ended March 31, 2017 and 2016, the Company granted options to purchase 155,000 and 7,500 shares of common stock, respectively. During the three months ended March 31, 2017 and 2016 the Company granted 200,000 and zero RSUs of common stock, respectively.

Number of Options Outstanding and Exercisable		Number of RSUs Outstanding

Outstanding 2013 & 2014 Plans – December 31, 2016	1,607,347	Non vested - December 31, 2016	185,260
Options granted	155,000	Shares granted	200,000
Options exercised	—	Shares vested	(36,488)
Options forfeited	—	Shares forfeited	—
Options expired	—	Shares expired	—
Outstanding – March 31, 2017	1,762,347	Non Vested & Outstanding - March 31, 2017	348,772
Exercisable – March 31, 2017	1,266,097

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Three Months Ended March 31,
	2017	2016
Volatility	140.22%	152%
Expected term (in years)	6	6
Risk-free rate	1.90%	1.22%
Expected dividend yield	—%	—%
Weighted-average grant date fair value per option	$1.45	$0.96

As of March 31, 2017, total compensation cost not yet recognized related to unvested stock options was approximately $0.9 million, which is expected to be recognized over a weighted-average period of 1.4 years.

Options granted during the three months ended March 31, 2017 had a weighted average exercise price of $1.57 per share and a weighted average contractual term of 10 years.

The risk-free interest rate is based on the U.S. Treasury rates with maturities similar to the expected term of the option. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate and was based on historical volatility of comparative companies that are similar to the Company. For the three months ended March 31, 2017, the Company updated its volatility assumptions to reflect the increased trading history in the Company’s stock. The expected term was estimated using the simplified method. The simplified method calculates the expected term as the average of the time to vesting and the contractual life of the option. The dividend yield is 0% as the Company has never declared or paid any cash dividends and does not anticipate paying dividends in the future.

NOTE 7 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 in legal fees to the firm during each of the three months ended March 31, 2017 and March 31, 2016. As of March 31, 2017 and December 31, 2016, the Company has balances due to this firm of $23,000 and $88,000 respectively.

The Company obtained social media and investor related services from a firm in which the Company’s Chief Financial Officer holds a 50% interest. The Company incurred $0 and approximately $12,000 in fees to the firm during the three months ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company has balances due to this firm amounting to $0 at both dates. The Company canceled this agreement in June 2016.

NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., Case No. 13-cv-03133SBA, (N.D. Cal)

Finjan filed a patent infringement lawsuit against FireEye, Inc. (“FireEye”) in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. Finjan amended its Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. Finjan seeks entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered Finjan's Amended Complaint on September 3, 2013, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 2, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of U.S. Patent Nos. 7,058,822 (“the ‘822 Patent”) and 7,647,633 (“the ‘633 Patent”). Accordingly, the action was placed off calendar until the U.S. Patent and Trademark Office ("USPTO") completed its administrative reexamination proceedings. On February 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-8 and 16-27 of the ‘822 Patent. On May 31, 2016, pursuant to the Court’s Order Granting Motion to Stay Pending Reexamination, the parties filed a joint status report regarding the status of reexamination proceedings of the ‘822 and ‘633 Patents. On September 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-7 and 28-33 of the ‘633 Patent. On October 4, 2016, the Court directed the parties that if FireEye intends to file a Renewed Motion to Stay, it must do so by November 4, 2016. On November 3, 2016, FireEye filed its Renewed Motion for Stay. Finjan's response to the motion was filed November 17, 2016, and FireEye filed a reply on November 23, 2016. The Court vacated the hearing on the Motion to stay scheduled for December 14, 2016 and stated that the Motion will be decided on the pleadings. On March 28, 2017, the Court denied FireEye’s Renewed Motion to Stay the case. On April 20, 2017, the Court conducted a case management conference. On May 1, 2017, the Court issued a Scheduling order setting a claim construction hearing for January 28,, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Trial for this action took place from September 6, 2016 through September 21, 2016. On September 21, 2016, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable. Further, the jury returned a unanimous verdict that Sophos literally infringed U.S. Patent Nos. 6,154,844; 8,677,494; 6,804,780; 7,613,926 and 8,141,154 and awarded Finjan $15 million in damages. The jury found that Sophos did not willfully infringe Finjan’s patents. On October 31, 2016, the Court entered Judgment in favor of Finjan. Sophos filed post-trial motions on December 20, 2016, asking the Court to overturn jury’s determination and to find that there was no infringement, that U.S. Patent Nos. 6,154,844 and 8,677,494 are not patent eligible, the damages were improper, and that collateral estoppel should apply, or, in the alternative, grant a new trial. The Court held a hearing on the post-trials motions on January 18, 2017, and on March 14, 2017, the Court issued an order denying Sophos’ request to overturn the jury’s determination and to find that there was no infringement, held that U.S. Patent Nos. 6,154,844 and 8,677,494 are patent eligible, that damages were proper, that collateral estoppel was not applicable, and denied the request for a new trial. The Court also granted Finjan’s request for pre- and post-judgment interest. On March 30, 2017, the parties entered into a settlement agreement, see Note 4 of the Company's Financial Statements and on April 4, 2017, the Court ordered, pursuant to stipulation between the parties, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Blue Coat Systems LLC, Case No. 5:15-cv-03295-BLF (N.D. Cal.)

Finjan filed a second patent infringement lawsuit against Blue Coat Systems LLC (“Blue Coat”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580 (collectively, the “asserted patents”), through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. Finjan seeks entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat filed its Answer to the Complaint with Jury Demand and Counterclaim with Jury Demand against Finjan on September 8, 2015. On September 29, 2015, Finjan filed its Answer to Blue Coat’s Counterclaim. This second Blue Coat action is also assigned to the Honorable Beth Labson Freeman. On December 15, 2015, Blue Coat filed a Motion to Stay the case pending final resolution of Case 5:13-cv-03999-BLF, and Motions for Joinder of several Petitions for Inter Partes review (“IPR”) on five of seven asserted patents, and Ex Parte Reexamination requests for two asserted patents, filed previously by other defendants. A case management conference was held on December 17, 2015. On March 1, 2016 Finjan filed an amended Complaint to add existing Finjan U.S. Patent No. 9,141,786 and two newly issued Finjan U.S. Patent Nos. 9,189,621 (issued November 17, 2015) and 9,219,755 (issued December 22, 2015). On March 18, 2016, Blue Coat filed its Answer to the Amended Complaint and Counterclaims with Jury Demand. On April 8, 2016, Finjan filed its Answer to Blue Coat’s Counterclaims. On April 28, 2016, the Court held a hearing on Blue Coat’s motion to stay. On June 10, 2016, Finjan notified the Court on the status of the IPR and Ex Parte Reexamination proceedings for the asserted patents. On June 27, 2016, Finjan filed an Amended Answer to Blue Coat’s counterclaims, adding an affirmative defense of collateral estoppel. On June 27, 2016, Blue Coat filed an Amended Answer to Finjan’s Amended Complaint. On July 11, 2016, Finjan filed a motion to strike certain affirmative defenses in Blue Coat’s Amended Answer, and a reply to Blue Coat’s counterclaims. On July 26, 2016 the Court denied Blue Coat's motion to stay the second case pending proceedings before the USPTO and the United States Patent Trial and Appeal Board’s (“PTAB”). On July 28, 2016 Finjan filed a motion for preliminary injunction against Blue Coat. The preliminary injunction would prohibit Blue Coat from making, using, offering to sell or selling within the U.S. or import into the U.S. the Dynamic Real-Time Rating component of Blue Coat’s WebPulse product. On August 12, 2016, the parties filed a joint claim construction statement setting forth the parties’ undisputed and disputed claim terms. On August 19, 2016, the Court issued an Order setting a schedule for discovery relating to Finjan’s preliminary injunction motion. On August 23, 2016, Blue Coat filed a motion to strike Finjan’s infringement contentions on the grounds of collateral estoppel and res judicata, which Finjan opposed on September 27, 2016. On September 16, 2016, Blue Coat filed a motion for judgment on the pleadings under 35 U.S.C. § 101, claiming that the asserted claims of the ‘494 patent are ineligible for lack of patentable subject matter. The Court held a claim tutorial hearing on February 3, 2017, but cancelled the Markman hearing when Finjan and Blue Coat agreed to the meaning of all terms. The hearing on Finjan's Motion to Strike Blue Coat's Sixth, Ninth and Tenth Affirmative Defenses, Finjan's Motion for Preliminary Injunction and Blue Coat's Motion for Judgment on the Pleadings was heard on November 10, 2016. On November 14, 2016, the Court granted-in-part Finjan’s Motion to Strike Blue Coat’s Affirmative Defenses. On November 22, 2016, the Court denied Finjan’s Motion for a Preliminary Injunction. On December 13, 2016, the Court denied Blue Coat’s Motion for Judgment on the Pleadings. On January 31, 2017, the Court granted-in-part and denied-in-part Finjan’s motion to compel discovery from Blue Coat. On February 7, 2017, Finjan supplemented its infringement contentions. On February 2, 2017, the Court granted-in-part and denied-in-part Blue Coat’s Motion to Strike Finjan’s Infringement Contentions. On April 18, 2017, Blue Coat filed a Motion to Strike Portions of Finjan’s Expert Reports. Finjan filed its opposition brief on May 2, 2017. Summary judgment motions are due to be filed with the Court by May 17, 2017, and a summary judgment hearing is scheduled for June 22, 2017. A pretrial conference is scheduled for October 5, 2017, and trial is scheduled for October 30, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. Palo Alto Networks, Inc., Case No. 3:14-cv-04908 PJH (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. (“Palo Alto Networks”) in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall,

WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection.  Palo Alto Networks failed to timely respond to the Complaint and Finjan submitted an application for Entry of Default.  On Palo Alto Networks’ request, Finjan stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan and Palo Alto Networks. Finjan seeks entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  On October 8, 2015, the Honorable Edward M. Chen recused himself from the case and requested the case be reassigned to another judge. Also on October 8, 2015, the case was reassigned to the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. On September 25, 2015, Palo Alto Networks filed a petition for IPR before the PTAB of U.S. Patent No. 8,141,154. On September 30, 2015, Palo Alto Networks filed petitions for IPR of U.S. Patent Nos. 7,058,822, 7,418,731, 7,647,633 and 8,225,408. On November 4, 2015, Palo Alto Networks filed an IPR petition of U.S. Patent Nos. 7,613,926. On November 5, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,965,968 and 8,141,154. On November 6, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,804,780, 7,613,918, 8,225,408 and 8,667,494. On December 10, 2015, the matter was stayed pending a decision by the PTAB on whether to institute IPR of Finjan's claims of its ten patents asserted against Palo Alto Networks. On March 21, 2016, the PTAB instituted trial on claims 1-8, 10 and 11 of U.S. Patent No. 8,141,154, and on April 20, 2016, the PTAB instituted trial on the same claims from a separate petition. On March 29, 2016, the PTAB instituted trial on U.S. Patent No. 8,225,408, claims 14 and 19 of U.S. Patent No. 7,647,633, and denied institution of inter partes review for U.S. Patent Nos. 7,058,822 and 7,418,731. On May 9, 2016, the PTAB denied institution of trial on U.S. Patent Nos. 7,613,926, 6,965,968, 6,804,780, and 7,613,918. On May 13, 2016, the PTAB instituted trial on U.S. Patent No. 8,677,494. On May 26, 2016, the Court ordered the stay to remain in effect until the PTAB’s final determination of the instituted IPRs. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183 (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC (“ESET, LLC”) and ESET SPOL S.R.O. (“ESET SPOL”) (collectively, “ESET”) in the United States District Court for the Northern District of California on July 1, 2016 (Case No. 3:16-cv-03731-JD (N.D. Cal.)), which was transferred to the Southern District of California on January 31, 2017. This action is currently before the Honorable Cathy Ann Bencivengo. A Case Management Conference was held on March 20, 2017. On October 20,

2016, defendant ESET, LLC filed a motion to dismiss Finjan’s Complaint for failure to state a claim for patent infringement. On November 2, 2016, defendant ESET SPOL filed a motion to dismiss Finjan’s Complaint for lack of personal jurisdiction and for failure to state a claim for patent infringement. A hearing regarding ESET’s motions to dismiss was held on March 20, 2017. On March 21, 2017, the Court denied the motions to dismiss. On April 3, 2017, ESET SPOL S.R.O. and ESET, LLC filed Answers to Finjan’s Complaint, by denying Finjan's allegations of infringement and asserting counterclaims of non-infringement and invalidity, unenforceability, and invalidity under 35 U.S.C. §§ 101, 102, 103, 112, and/or 116. Both parties have demanded a jury trial.  On April 10, 2017, the Court issued an order regarding claim construction briefing and discovery, and scheduled a Markman hearing for September 25, 2017. On April 24, 2017, Finjan filed (i) a motion to strike Defendants' affirmative defenses and to dismiss Defendants' counterclaims; and (ii) answers to Defendants' counterclaims. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. Cisco Systems, Inc., Case No. 17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 8,141,154; and 8,677,494 through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of a judgment that Cisco has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. Finjan filed a Proof of Service for January 12, 2017 on January 18, 2017. On March 6, 2017, Cisco answered Finjan’s Complaint by denying Finjan’s allegations of infringement, and alleging a counterclaim of breach of contract. On March 27, 2017, Finjan filed an amended complaint. On April 7, 2017, the Court granted the parties’ stipulation that Cisco has until April 24, 2017 to answer or otherwise respond to Finjan’s First Amended Complaint. On April 26, 2017, Cisco filed a motion to dismiss Finjan's first amended complaint for failure to state a claim for willful infringement. The motion for Hearing is set for July 17, 2017, before Judge Freeman. A case management conference has been scheduled for June 8, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket No. 4c O 33/16 (Düsseldorf District Court)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O. (ESET SPOL"), a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. On November 24, 2016, ESET filed a nullity action. Finjan responded to the nullity action on January 9, 2017, contesting the nullity action completely and requesting the Court to reject the action and impose the cost of the proceedings to the claimant. On March 9, 2017, Finjan responded to the nullity action. The Hearing is set for July 6, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Ex Parte Reexamination Proceedings

As defined by the USPTO, an Ex Parte Reexamination is a “proceeding in which any person may request reexamination of a U.S. Patent based on one or more prior patents or printed publications. A requester who is not the patent owner has limited participation rights in the proceedings.”

U.S. Patent No. 8,079,086 (Assignee, Finjan, Inc.)
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

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of Claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016 and a non-final Office Action was mailed on April 12, 2016. A response to the non-final Office Action was filed on June 13, 2016. A Final Action was mailed on August 24, 2016 with a response due October 24, 2016. A response to the Final Action was filed on October 24, 2016 and a second interview with the Patent Office was conducted. The Patent Office issued an Advisory Action maintaining the rejections. A Notice of Appeal was filed on November 11, 2016 and an Appeal Brief was filed on January 23, 2017. An Examiner’s Answer was mailed on March 29, 2017. Finjan’s Reply Brief and Request for Oral Hearing are due by May 29, 2017. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
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

U.S. Patent No. 7,058,822 (Assignee, Finjan, Inc.)
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

U.S. Patent No. 6,154,844 (Assignee, Finjan, Inc.)
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

U.S. Patent No. 7,930,299 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 13, 14-18, 20 of U.S. Patent No. 7,930,299 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,811. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. We now await an action from the Patent Office. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 8,015,182 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 8-11, 13 of U.S. Patent No. 8,015,182 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,812. The request for reexamination was granted on October 17, 2016. On December 19, 2016, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A non-final Office Action rejecting claims 8-11 and 13 was issued on April 13, 2017. A response is due on or before June 13, 2017. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,756,996 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 1-7 of U.S. Patent No. 7,756,996 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,813. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. We now await an action from the Patent Office. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

Inter Partes Reexamination Proceedings

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

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.)
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

Inter Partes Review Proceedings

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

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On July 3, 2015, April 19, 2016, and May 26, 2016, Symantec Corporation filed three (3) separate petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547; IPR2016-00919; IPR2016-01071), and moved to join the petition for IPR filed by Palo Alto Networks with respect to the ‘154 Patent (IPR2016-00151).  Finjan filed a POPR to the petition in IPR2015-01547 on October 19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings in IPR2015-01547 on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing with respect to IPR2015-01547, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing. With respect to IPR2016-00919 and IPR2016-01071 on the ‘154 Patent, the PTAB granted Symantec’s motions for joinder on September 8, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of the instituted claims in both IPR2016-00919 and IPR2016-01071.

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

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 and a Motion for Joinder to Symantec’s Petition for IPR of the ‘154 Patent (IPR2015-01547). (IPR2015-01979; IPR2016-00151). Finjan filed a POPR to the first petition in IPR2015-01979 on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. On April 5, 2016, Finjan filed a partial request for rehearing, and on April 19, 2016, the PTAB denied Finjan’s partial request for rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151 on the ‘154 Patent, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a partial request for rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00151. The parties had an oral hearing for IPR2016-00151 on January 24, 2017 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. The parties had an oral hearing for IPR2015-01979 on December 15, 2016 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. On April 14, 2017, Palo Alto Networks filed a request for rehearing.

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

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00159. The parties had an oral hearing on February 16, 2017 . On April 11, 2017, the PTAB issued a final written decision stating that claims 3 - 5 and 10 - 15 have not been shown to be unpatentable, and claims 1, 2, and 6 have been shown to be unpatentable.

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

U.S. Patent No. 8,225,408 (“’408 Patent”)
On October 28, 2016, FireEye, Inc. filed a Petition for IPR of the ‘408 Patent (IPR2017-00157) and a Motion for Joinder to Blue Coat Systems, Inc.’s Petition for IPR of the ‘408 Patent (IPR2016-01441). Finjan filed its POPR on February 3, 2017 and the PTAB denied institution of IPR of Blue Coat’s Petition for IPR on January 23, 2017. On April 13, 2017, the PTAB denied the Petition and Motion for Joinder.

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

U.S. Patent No. 9,189,621 (the “’621 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’621 Patent (IPR2017-00995). Finjan will file its POPR on June 22, 2017.

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

NOTE 9 - SUBSEQUENT EVENTS

On April 21, 2017, the Company entered into a Confidential Patent License Agreement (the “April 2017 Agreement”) with a European corporation (“EU Licensee”). Pursuant to the April 2017 Agreement, EU Licensee will obtain a license to our patent portfolio and will pay Finjan $4.9 million cash, in license fees, paid as follows, (i) $2.3 million to be paid within 10 days after the effective date of the April 2017 Agreement, of which $2.3 million was received April 26, 2017, (ii) $1.3 million on or before January 31, 2018, and (iii) $1.3 million on or before January 31, 2019. Such license does not grant EU Licensee any right to transfer, sublicense or grant any rights under the April 2017 Agreement to a third party except as specifically provided under the April 2017 Agreement. Such license also has certain provisions relating to certain unlicensed products of any company that acquires EU Licensee, or is acquired by EU Licensee or its affiliates, in which case additional license fees may apply. The specific terms of the April 2017 Agreement are confidential.

On April 21, 2017, Finjan Holdings and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will offer, distribute and sell the VPN Platform as part of its Vital Security™ suite of product offerings. Avira will also grant Finjan Mobile certain license rights in connection with the Distribution Agreement and Finjan Mobile shall pay Avira $3.9 million in license fees under the Distribution Agreement, payable in 12 quarterly installments of $325,000 over the next 3 years.

On April 21, 2017, Finjan Mobile also entered into a Confidential Patent Cross License Agreement (the “Cross License Agreement”) with Avira.  Pursuant to the Cross License Agreement, the parties will grant patent cross licenses to each other and their affiliates.  The specific terms of the Cross License Agreement are confidential.

Item 2.  Management’s discussion and analysis of financial condition and results of operations

The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, about Finjan Holdings, Inc., (the “Company” or “Finjan Holdings”), financial condition and results of operations, including discussions about management’s expectations for the business. These include statements regarding our expectations, intentions, beliefs and projections about our future results, performance, prospects and opportunities. These statements can be identified by the fact that they do not relate strictly to historical or current facts or by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “will be,” “would,” and the negative of these terms and similar expressions, but this is not an exclusive way of identifying such statements. Readers are cautioned that forward-looking statements are not guarantees of future performance. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, the forward-looking statements contained in this report as a result of various risks, uncertainties and other factors. Important factors that could cause our actual results to differ materially from our expectations include, without limitation, our ability to execute our business plan, the outcome of pending or future enforcement actions, our ability to expand our technology portfolio, the enforceability of our patents, the continued use of our technologies in the market, the development of products and services for the consumer and enterprise market, the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months, the development or continuation of a liquid trading market for our securities, regulatory developments and other factors described under Item 1A. “Risk Factors,” as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and any subsequent quarterly or current reports. The following discussion should also be read in conjunction with the audited and unaudited consolidated financial statements and notes thereto, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and any subsequent quarterly or current reports, including this Quarterly Report on Form 10-Q.

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

CybeRisk was founded in 2015 to deliver global advanced cyber risk and cyber security advisory services. Through a team of employees and consultants, based in East Palo Alto & Tel Aviv, CybeRisk assesses corporate risk exposure and delivers appropriate mitigation strategies. Its unique and focused offering positions CybeRisk as the piece that interconnects the "server room to the board room".

As of March 31, 2017, we had 12 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Industry Trends and Outlook

We believe cybersecurity issues will again be a very active sector in 2017. Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens.  We have recently seen a number of devastatingly successful cybersecurity breaches targeting high profile government offices and corporations. The full extent of the cost and damage associated with these attacks may not be known for some time. Nonetheless, these attacks are expected to continue, along with their associated and sometimes unprecedented costs.  In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim by the breach of their personal and otherwise confidential data.  These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including hardware and software, as well as cybersecurity consulting services.

Given our 20 year history in the cybersecurity market we have had the benefit of actively participating in the progression on how technology has moved to meet the new threats and demands. We believe this puts us in a unique position to make observations and determine the best course of action in order to make investments in new developing technologies. There is still a limited appreciation for how much personal data is being pushed out over the internet for anyone to capture and unlike desktops and laptop computers, mobile devices do not have the same kind of access to security. We believe this represents a unique opportunity for Finjan to develop products for consumer mobile devices that were once only available to our enterprise customers. As such, we are building upon our current patented technology and migrating it into the mobile platform so consumers can have greater control of their security and personal information

We believe that 2017 may again be an active year for patent law reform. We believe that proponents of patent law reform, largely made up of an individual or coalitions of powerful technology corporations continue to seek statutory limitations on how companies - specifically those who own patents and do not make product covered by such patents - can enforce their patents against companies who make products. In an effort to ensure fair and balanced protections for all good faith patent owners, our executives have dedicated time and resources to actively educate our lawmakers and existing and prospective stakeholders on how certain proposed reforms could harm individual inventors, startups, small companies, the licensing industry and therefore, U.S. innovation and the U.S. economy as a whole.

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

Future Growth Strategy

Our mission, for the foreseeable future, is to build a diversified cybersecurity company benefiting from historical investments in technology and patents while expanding into new product and services offerings. We believe our patented technologies continue to hold significant value and we intend to vigorously protect our investment, the value of our existing licensees’ investments, and the value that technology and intellectual property represents for our shareholders. We are pursuing and will continue to pursue our growth through the following strategies:

•
Develop and Expand Existing Patent Portfolio - We have obtained and endeavor to continue to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space. For example, on:

•	March 22, 2016, Finjan was issued U.S. Patent No. 9,294,493 (‘493 Patent) covering computer security method and system with input parameter validation;

•	September 13, 2016, Finjan was issued U.S. Patent No. 9,444,844 (‘844 Patent) covering malicious mobile code runtime monitoring system and methods;

•	October 5, 2016, Finjan was issued European Patent No. EP 1 810 152 B1 covering method and system for adaptive rule-based contents scanners;

•
On December 20, 2016, Finjan was issued U.S. Patent No. 9,525,680 (‘680 Patent). The ’680 Patent relates to secure communication between a client and a server computer using certificates, even when a non-secure computer intermediates between the client and the server.

•
On January 24, 2017, Finjan Mobile received its first US patent, U.S.  Patent  No. 9,554,279. The patent relates to authorizing a mobile device to access a secure server based in part on whether the mobile device is currently located within an authorized geographical area.

•
Invest in Internal Research & Development through Finjan Mobile - We continue to pursue internal research and development of security technologies that both relate to Finjan's existing patented inventions as well as new concepts to meet an ever expanding market need.  Since we do not yet have sufficient internal personnel to engage in large-scale research and development, we currently operate this business with limited internal staff focused on strategy and market development while software development is completed under contract with external developers. Products currently available and in development include Finjan Mobile Secure Browser and next generation multi-factor authentication security applications utilizing geo-location techniques on mobile devices. The Company continues to explore inorganic growth and acquisition opportunities to complement the vision for Finjan Mobile. On April 4, 2017 Finjan Mobile released VitalSecurity™ Gen 3.5 Secure Mobile Browser VitalSecurity 3.5, an update to Gen 3.0, which includes upgraded features based on recent customer feedback. The patented VitalSecurity 3.5 uses and will build upon the incorporation of its sister subsidiary, Finjan, Inc.'s, core security patented technology.

VitalSecurity 3.5 offers complete browser functionality and displays detailed analysis of virus and malware threats aggregated from over 60 top virus companies. Importantly, VitalSecurity offers full transparency of the browsing experience while guarding a user's privacy without collecting any personal data. It features biometric and passcode security enabled through mobile device hardware to further protect the user's experience. A recently added feature is a complete tracker transparency, which alerts users of all advertising, social, content, and analytic scripts that are embedded in websites that users may visit.We continue to develop and build upon our suite of offerings.

•
Continue to Develop and Invest in CybeRisk - CybeRisk provides services to enterprise customers on a wide variety of threats, current and future issues, and prevention. CybeRisk's advisory services enable customers to accelerate the maturity of their cyber security posture and are intended to augment a company's own security and risk capabilities. We intend to further invest in CybeRisk and grow our cybersecurity advisory services business. This could include one or more of the following: the hiring of additional qualified personnel, and the expansion of the business globally from its current headquarters in East Palo Alto & office in Tel Aviv.

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

Recent Accounting Pronouncements

See "NOTE 1 - The Company and summary of significant accounting policies, - Recently issued accounting pronouncements"

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings 2014 Incentive Plan (“2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. A total of 348,772 restricted stock units and 1,762,347 options remain outstanding as of March 31, 2017, under the 2013 and 2014 Plans. We expect that future equity-based awards will continue to be made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

We continue to increase the number of our employees to help execute our strategy in the cybersecurity business and support our public company functions, and expect to hire additional employees in both capacities.  Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical period presented in our financial statements.

Results of Operations

Quarter ended March 31, 2017 compared with Quarter ended March 31, 2016

	For the Three Months Ended March 31,
	2017	% of Revenue	2016	% of Revenue	Change	% Change
	(In millions, except percentages)

Revenue	$24.7	100%	$2.3	100%	$22.4	974%

Cost of revenues	3.8	15%	—	—%	3.8	100%

Gross profit	20.9	85%	2.3	100%	18.6	809%

Operating expenses:
Research and development	0.2	1%	0.1	4%	0.1	100%
Sales, general and administrative (1)	4.5	18%	3.4	148%	1.1	32%
Total operating expenses	4.7	19%	3.5	152%	1.2	34%

Provisions for income taxes	0.3	1%	—	—%	0.3	100%

Net income (loss)	$15.9	64%	$(1.2)	(52)%	$17.1	(1,425)%

(1) Includes stock based compensation	$0.209	1%	$0.142	6%	$0.067	47%

Revenues for the three months ended March 31, 2017 of $24.7 million increased by $22.4 million or 974%, compared to the same period ended March 31, 2016. Revenue is derived from multiple license agreements that we entered into with third-parties following negotiations pursuant to our licensing and enforcement program. Revenue is determined by the timing of these licensing agreements and can vary period to period.

Costs of revenues includes legal fees directly associated with our licensing and enforcement program and were $3.8 million for the three months ended March 31, 2017 and none for the same period in 2016.

Gross profit as a percentage of revenue was 85% for the three months ended March 31, 2017 versus 100% for the same period in 2016.

Research and development expenses were $0.2 million for the three months ended March 31, 2017, an increase of 100% as compared to $0.1 for the same period ended March 31, 2016. The Company’s focus on research and development consisted primarily of professional services associated with the development of mobile security application products. The Company continues to accelerate its efforts in security application products, including mobile.

Selling, general and administrative expenses (“SG&A”) during the three months ended March 31, 2017 of $4.5 million increased $1.1 million or 33% as compared to $3.4 million for the period ended March 31, 2016. SG&A expenses are largely related to litigation and headcount. For the three months ended March 31, 2017 and March 31, 2016, litigation expenses were $1.7 million and $1.5 million, respectively, an increase of $0.2 million or 13%. These costs are primarily due to the timing of various outstanding actions as described in "Note 8 - LITIGATION, CLAIMS AND ASSESSMENTS". Headcount expenses were $1.6 million and $0.9 million for the periods ended March 31, 2017 and March 31, 2016, respectively, an increase of $0.7 million or 78%. Operations related expenses remained flat for the three months ended March 31, 2017 compared to the same period in 2016.

The provision for income taxes of $0.3 million is tied to the profits recognized in the quarter ended March 31, 2017. There was a loss in the same period last year and there were no taxes recognized at that time.

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

In addition, on November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $2.7 million of the commitment remains unfunded as of March 31, 2017. The fund can make a call on our remaining $2.7 million commitment at any time.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

The Company leases its corporate headquarters office in East Palo Alto, CA and offices in New York, New York, Menlo Park, California and Tel Aviv, Israel. Under the terms of the four leases, the Company owes minimum lease obligations of $1.0 million over the remaining life of the leases, of which $0.7 million is for the East Palo Alto headquarters lease. During 2015 the Company entered into subleases for each of the Menlo Park and New York offices for essentially the remaining duration of the leases. As of March 31, 2017 the total future minimum lease payments to be received under the Menlo Park and New York subleases were $0.1 million and $0.3 million, respectively.

Finjan licensing agreements provide for installment payments totaling $10.7 million through March 2019, comprised of $8.2 million due by first quarter of 2018 and $2.5 million due first quarter of 2019. Revenue will be recognized in accordance with our revenue recognition policy (See "NOTE 1 - The Company and summary of significant accounting policies, - Revenue Recognition")
The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

	March 31, 2017	December 31, 2016
	(in millions)
Cash & cash equivalents	$26.4	$13.7

As of March 31, 2017, we had approximately $26.4 million of cash and cash equivalents, an increase of approximately $13 million from $13.7 million at December 31, 2016. This is primarily attributable to $19.9 million provided by operating activities, offset by $7.2 million net cash used in financing activities used to redeem Series A Preferred.

Based on current forecasts, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital for at least the next 12 months from the date of filing of this quarterly report. Such forecasts include approximately $5.9 million of licensing revenue to be received by March 31, 2018 under existing contracts. We redeemed the final amounts of the Series A preferred stock outstanding in the beginning of the second quarter. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. If we need additional funding, either debt or equity, to support our licensing and enforcement activities, planned research and development activities and to better solidify our financial position, it may not be available on favorable terms, or at all. Under such circumstances, if we are unable to obtain additional funding on a timely basis, the Company may be required to curtail or terminate some or all our business plans.

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net cash provided by (used in) operating activities	$19.9	$(1.0)

Net cash provided by investing activities	$0.1	$—

Net cash used in financing activities	$(7.2)	$—

Cash flows from Operating Activities:

Net cash provided by our operating activities of $19.9 million during the three months ended March 31, 2017 is primarily due to the net income of $15.9 million, and $3.7 million in changes in operating assets and liabilities. Net cash used in our operating activities of $1.0 million during the three months ended March 31, 2016 is primarily due to the net loss of $1.2 million.

Cash provided by Investing Activities:

During the three months ended March 31, 2017 and March 31, 2016, cash provided by investing activities was immaterial.

Cash used in Financing Activities:

Net cash used in financing activities was $7.2 million during the three months ended March 31, 2017 versus $0 during the three months ended March 31, 2016.  Cash used in financing activities for the three months ended March 31, 2017 resulted from the Series A preferred stock redemptions.

Significant Developments

On April 21, 2017, Finjan entered into a Confidential Patent License Agreement (the “April 2017 Agreement”) with a European corporation (“EU Licensee”). Pursuant to the April 2017 Agreement, EU Licensee will obtain a license to the Finjan patent portfolio and will pay Finjan $4.9 million cash, in license fees, paid as follows, (i) $2.3 million to be paid within 10 days after the effective date of the April 2017 Agreement, of which $2.3 million was received April 26, 2017, (ii) $1.3 million on or before January 31, 2018, and (iii) $1.3 million on or before January 31, 2019. Such license does not grant EU Licensee any right to transfer, sublicense or grant any rights under the April 2017 Agreement to a third party except as specifically provided under the April 2017 Agreement. Such license also has certain provisions relating to certain unlicensed products of any company that acquires EU Licensee, or is acquired by EU Licensee or its affiliates, in which case additional license fees may apply. The specific terms of the April 2017 Agreement are confidential.

On April 21, 2017, Finjan Holdings and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will offer, distribute and sell the VPN Platform as part of its Vital Security™ suite of product offerings. Avira will also grant Finjan Mobile certain license rights in connection with the Distribution Agreement and Finjan Mobile shall pay Avira $3.9 million in license fees under the Distribution Agreement, payable in 12 quarterly installments of $325,000 over the next 3 years.

On April 21, 2017, Finjan Mobile also entered into a Confidential Patent Cross License Agreement (the “Cross License Agreement”) with Avira.  Pursuant to the Cross License Agreement, the parties will grant patent cross licenses to each other and their affiliates.  The specific terms of the Cross License Agreement are confidential.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of March 31, 2017, totaled $26.4 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Philip Hartstein, and our Chief Financial Officer and Treasurer, Michael D. Noonan, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2017, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
See "NOTE 8 - Litigation, Claims, and Assessments" .

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Dated:  May 11, 2017

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