Form 10-Q
period 2017-06-30
FINJAN HOLDINGS, INC.
filed 2017-08-10
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 8, 2017, 27,462,154 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

Exhibit Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

 FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,884	$13,678
Accounts receivable	9	1,066
Prepaid expenses and other current assets	412	292
Total current assets	40,305	15,036

Property and equipment, net	178	203
Investment	2,618	2,745
Other long-term assets	322	321
Total assets	$43,423	$18,305
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,558	$1,858
Accounts payable - related parties	25	88
Accrued expenses	367	1,832
Accrued income taxes	241	3
Warrant liability	3,313	—
Other liabilities, current	35	33
Total current liabilities	7,539	3,814
Other liabilities, non-current	102	119
Total liabilities	7,641	3,933

Commitments and contingencies (Note 2)

Redeemable Preferred Stock
Series A Preferred stock - $0.0001 par value, no shares and 83,502 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (Liquidation preference of $13,777 at December 31, 2016)	—	13,486
Series A-1 Preferred stock - $0.0001 par value, 153,000 shares and no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (Liquidation preference of $18,934 at June 30, 2017)	18,009	—

Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; 153,000 shares designated Series A-1 Redeemable Preferred Stock at June 30, 2017	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 26,890,677 and 23,102,728 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3	2
Additional paid-in capital	21,906	18,140
Accumulated deficit	(4,136)	(17,256)
Total stockholders' equity	17,773	886
Total liabilities and stockholders' equity	$43,423	$18,305

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$2,309	$6,528	$27,056	$8,847
Cost of revenues	225	2,237	4,008	2,237
Gross profit	2,084	4,291	23,048	6,610
Research and development expense	334	54	487	105
Selling, general and administrative expenses	4,635	3,339	9,172	6,769
Total operating expenses	4,969	3,393	9,659	6,874
Income (loss) from operations	(2,885)	898	13,389	(264)
Income (loss) before income taxes	(2,885)	898	13,389	(264)
Provision (benefit) for income taxes	(56)	—	269
Net income (loss)	(2,829)	898	13,120	(264)

Accretion of Preferred stock	(3,925)	(5,480)	(3,925)	(5,480)

Net income (loss) to common stockholders	$(6,754)	$(4,582)	$9,195	$(5,744)

Net income (loss) per share, basic	$(0.12)	$0.04	$0.57	$(0.01)
Net income (loss) per share, diluted	$(0.12)	$0.04	$0.54	$(0.01)

Net income (loss) per share applicable to common stockholders, basic	$(0.29)	$(0.20)	$0.40	$(0.25)
Net income (loss) per share applicable to common stockholders, diluted	$(0.29)	$(0.20)	$0.38	$(0.25)

Weighted-average common shares outstanding, basic	23,257,492	22,764,322	23,195,775	22,736,505
Weighted-average common shares outstanding, diluted	23,257,492	22,764,322	24,233,724	22,736,505

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$13,120	$(264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25	27
Stock-based compensation	419	453
Changes in operating assets and liabilities:
Accounts receivable	1,057	—
Prepaid expenses and other current assets	(120)	133
Accrued expenses	(1,465)	2,513
Other long-term assets	(1)	1
Accounts payable	1,700	(1,024)
Accounts payable - related parties	(63)	1
Other current liabilities	2	(28)
Other non-current liabilities	(17)	—
Accrued income taxes	238	—
Net cash provided by operating activities	14,895	1,812

Cash flows from investing activities:
Purchase of additional investment	—	(250)
Proceeds from investments	127	—
Net cash provided by (used in) investing activities	127	(250)

Cash flows from financing activities:
Proceeds from Common share offering, net of issuance costs	10,385	—
Proceeds from sale of Series A-1 preferred shares, net of issuance costs	14,375	—
Proceeds from sale of Series A preferred shares, net of issuance costs	—	9,490
Redemption of Series A Preferred shares	(13,777)	—
Proceeds from exercise of stock options	201	76
Net Cash Provided by Financing Activities	11,184	9,566
Net increase in cash and cash equivalents	26,206	11,128
Cash and cash equivalents - beginning	13,678	6,101
Cash and cash equivalents - ending	$39,884	$17,229

Supplemental disclosures of cash flow information:
Accretion of series A preferred stock to redemption value	$291	$5,480
Accretion of series A-1 preferred stock to redemption value	$3,634	$—
Series A-1 warrant liability	$3,313	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Finjan Holdings, Inc., a Delaware corporation (the “Company” or “Finjan Holdings”), is a cybersecurity company focused on licensing and enforcement, developing mobile security applications, providing consulting services, and investing in cybersecurity technologies and intellectual property.  Licensing and enforcement of its cybersecurity technology patent portfolio is operated by its wholly-owned subsidiary Finjan, Inc. (“Finjan”).  The mobile security business is operated by its wholly owned subsidiary Finjan Mobile, Inc., ("Finjan Mobile") and the consulting services business is operated by its wholly-owned subsidiary, CybeRisk Security Solutions LLC ("CybeRisk"). Revenues and operations from the Company's Finjan Mobile security business and the Company's CybeRisk advisory services were deemed immaterial for the three and six months ended June 30, 2017 and 2016.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the year ending December 31, 2017, or any other interim or future periods.

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

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all of its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of June 30, 2017, and December 31, 2016, substantially all of the Company’s cash and cash equivalents are uninsured.

PREFERRED STOCK

The Company accounts for the redemption premium and issuance costs on its preferred stock by recognizing changes in the redemption value immediately as they occur and adjusting the carrying value of the security to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security.

ACCOUNTING FOR WARRANTS

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

DERIVATIVE LIABILITIES

In connection with the issuance of Series A-1 Preferred Stock, the Company issued a warrant with variable consideration. The Company determined that this instrument is an embedded derivative pursuant to ASC 815, “Derivatives and Hedging.”

The accounting treatment of derivative financial instruments requires that the Company record the warrant, at their fair values as of the inception date of the agreements and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

            The Monte Carlo Valuation model is used to estimate the fair value of the warrant. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the instrument granted.

The principal assumptions used in applying the model were as follows:

For Three and Six Months Ended June 30, 2017
Assumptions:
Risk-free interest rate	1.5%
Expected life	3 years
Expected volatility	60%
Dividends	0.0%

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

Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

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

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Numerator:
Net income (loss) to common stockholders	$(6,754)	$(4,582)	$9,195	$(5,744)

Denominator:
Weighted-average common shares, basic	23,257,492	22,764,322	23,195,775	22,736,505
Weighted-average common shares, diluted*	23,257,492	22,764,322	24,233,724	22,736,505
Net income (loss) per common share:
Basic:	$(0.29)	$(0.20)	$0.40	$(0.25)
Diluted:	$(0.29)	$(0.20)	$0.38	$(0.25)

* The diluted earnings per common share included 317,311 unvested Restricted Stock Units and the weighted average effect of 720,637 stock options that are potentially dilutive to earnings per share for the six months ended June 30, 2017, since the exercise price of such securities was less than the average market price during the period. For the three months ended June 30, 2017 and three and six months ended June 30, 2016, these securities would be anti-dilutive and were excluded.

Potentially dilutive common shares from employee equity plans are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive and consist of the following:

	June 30,
	2017	2016
Stock options	1,652,347	1,738,642
Warrants	2,309,136	—
Restricted Stock Units	317,311	469,902
Total	4,278,794	2,208,544

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

The tax provision for the six months ended June 30, 2017 is solely comprised of federal alternative minimum tax.  During the six months ended June 30, 2017, the Company utilized approximately $13.5 million of its net operating loss carryforwards, resulting in a reduction to the deferred tax valuation allowance of approximately $4.6 million. No tax provision was recorded for the three and six months ended June 30, 2016 due to the operating loss generated in the period.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice.  ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the standard to determine the impact of its adoption on the Company's condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception". Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect of the standard on its condensed consolidated financial statements and related disclosures.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's condensed consolidated financial statements upon adoption.

NOTE 2 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of June 30, 2017 (in thousands):

For the year ending December 31,
2017 (remaining six months)	$367
2018	459
$826

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $53,000 and $69,000 as of June 30, 2017 and December 31, 2016, respectively, and is included in long term liabilities on the condensed consolidated balance sheets.

Rent expense was $181,000 and $375,000 for the three and six months ended June 30, 2017, respectively, and $202,000 and $398,000 for the three and six months ended June 30, 2016, respectively.

Rental income was $89,000 and $177,000 for the three and six months ended June 30, 2017, respectively, and $86,000 and $172,000 for the three and six months ended June 30, 2016, respectively.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under the sublease agreements as of June 30, 2017 are as follows (in thousands):

For the year ending December 31,	New York	Menlo Park	Total
2017 (remaining six months)	$84	$82	$166
2018	127	—	127
	$211	$82	293

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

On June 8, 2015, the Company received a cash distribution of $0.8 million as a portion of a gross entitlement of $1.3 million from its investment in the JVP Fund, the remainder $0.5 million was reinvested in the fund. Along with its cash investments of $2.3 million, it represents a total investment of $2.6 million, net of $0.13 million distribution received from JVP Fund as of March 31, 2017, the distribution is a portion of the proceeds allocated to the Company's investment. As of June 30, 2017, the Company had a $2.7 million outstanding capital commitment to the venture capital fund, which can be called any time.

Contractual Commitments

On April 21, 2017, the Company and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will utilize the VPN Platform as part of its Vital Security™ suite of product offerings. Avira will also grant Finjan Mobile related license rights in connection with the Distribution Agreement and starting July 1, 2017, Finjan Mobile will pay Avira $3.9 million in fees under the Distribution Agreement, payable in 12 quarterly installments of $325,000 over the next 3 years. The Company has analyzed the terms of the agreement and has accounted for the transaction as a service agreement, to be expensed over the service period.

NOTE 3 - ACCRUED EXPENSES

The components of accrued expenses are as below:

	June 30, 2017	December 31, 2016
	(in thousands)
Legal - Litigation / Licensing	$7	$1,195
Compensation	168	560
Other	192	77
	$367	$1,832

NOTE 4 - LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On April 21, 2017, the Company entered into a Confidential Patent License Agreement (the “April 2017 Agreement”) with a European corporation (“EU Licensee”). Pursuant to the April 2017 Agreement, EU Licensee will obtain a license to our patent portfolio and will pay Finjan $4.9 million cash, in license fees, paid as follows, (i) $2.3 million to be paid within 10 days after the effective date of the April 2017 Agreement, (ii) $1.3 million on or before January 31, 2018, and (iii) $1.3 million on or before January 31, 2019. The Company recognized $2.3 million of the $4.9 million license as revenues as of June 30, 2017, in accordance with the Company’s revenue recognition policy as described in Note 1. Such license does not grant EU Licensee any right to transfer, sublicense or grant any rights under the April 2017 Agreement to a third party except as specifically provided under the April 2017 Agreement. Such license also has certain provisions relating to certain unlicensed products of any company that acquires EU Licensee, or is acquired by EU Licensee or its affiliates, in which case additional license fees may apply. The specific terms of the April 2017 Agreement are confidential.

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

On March 24, 2017, Finjan entered into a Patent License, Settlement and Release Agreement with Avast Software s.r.o., a company organized under the laws of the Czech Republic ("Avast"), reached an agreement (the "Avast Agreement") that upon Avast's satisfaction of certain terms, Finjan would dismiss its breach of contract and patent infringement claims, filed in the U.S. District Court for the Northern District of California (Case No. 3:17-cv-00283-BLF), against Avast and its newly acquired subsidiary, AVG Technologies, with prejudice. Under the terms of the Avast Agreement, Avast agreed to pay Finjan $7.745 million in cash on or before March 24, 2017. Payment was received on March 24, 2017 and was recorded as revenue in the first quarter of 2017, in accordance with the Company's revenue recognition policy, as described in Note 1. As provided in the Avast Agreement, specific terms of the agreement are confidential.

On March 2, 2017, Finjan entered into a Confidential Patent License Agreement (the “Veracode Agreement”) with Veracode, Inc., a Delaware corporation (“Veracode”).  Pursuant to the Veracode Agreement, Veracode would obtain a license to the Finjan patent portfolio and agreed to pay a license fee of $2.0 million in cash, which Finjan received on March 2, 2017 and was recorded as revenue in the first quarter of 2017, in accordance with the Company's revenue recognition policy, as described in Note 1. Such license does not grant Veracode any right to transfer, sublicense or grant any rights under the Veracode Agreement to a third party except as specifically provided under the Veracode Agreement.  Such license also has certain provisions relating to certain unlicensed products of any company that acquires Veracode, or is acquired by Veracode or its affiliates, in which case additional license fees may apply. The specific terms of the Veracode Agreement are confidential.

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

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock

Series A

During the six months ended June 30, 2017, the Company redeemed $13.8 million or 83,502 shares of the Company's Series A Preferred stock; $8.4 million reduced the original recorded value of the Series A Preferred stock and $5.4 million reduced the accreted value. As a result, the Company has now retired all shares of Series A Preferred Stock issued in its $10.2 million Series A Preferred Stock financing.

Series A-1

In June 2017, Finjan entered into a Series A-1 Preferred Stock Purchase Agreement with Soryn HLDR Vehicle II LLC, a Delaware limited liability company (“Soryn HLDR”), pursuant to which the Company agreed to issue to Soryn HLDR in a private placement an aggregate of 153,000 shares of the Company’s Series A-1 Preferred Stock at a purchase price of $100.00 per share, for aggregate proceeds of $15.3 million. The closing of the private placement occurred on June 19, 2017. The Company incurred issuance costs of $1.0 million which were recorded as an offset to the preferred stock. Such costs will be recognized as a deemed dividend upon the earlier of redemption or the date at which the Preferred Stock can be redeemed.

The Series A-1 Preferred Stock was accounted for under Section 480-10-S99 - Distinguishing Liabilities from Equity (FASB Accounting Standards Codification 480) as amended by ASU 2009-04 - Accounting for Redeemable Equity Instruments (“ASU 2009-04”). Under ASU 2009-04, a redeemable equity security is to be classified as temporary equity if it is conditionally redeemable a) at a fixed or determinable price on a fixed or determinable date, b) at the option of the holder, or c) upon the occurrence of an event that is not solely within the control of the issuer. The Company’s financing is redeemable at the option of the holder under the specified terms and conditions of such preferred stock. Therefore, the Company classified the Series A-1 Preferred Stock as temporary equity in the condensed consolidated balance sheet.

The Series A-1 Preferred Stock have redemption features at the option of the Company that have a determinable price and determinable date based on the following liquidation preferences:

The lesser of:

2.8x the original purchase price (OPP); or the following:

•1.2375x the OPP if redeemed within 180 days of closing; or
•1.3x the OPP if redeemed between 180 and 270 days of closing; or
•1.34x the OPP if redeemed between 270 days and 360 days of closing; or
•1.575x the OPP if redeemed between 360 days and 720 days of closing; or
•Thereafter, 1.75x the OPP plus 0.125x the OPP for every 90 day period the preferred remains outstanding.

The redemption feature is also at the option of the holder in accordance with the terms and conditions set forth in the Certificate of Designation and is redeemable as a percentage of certain revenues, which varies by type of revenue as well as date received. These revenues include monetary awards, damages, fees, recoveries, judgments in a suit, as well as monies received from gross licensing, royalty or similar revenue. Such monetary awards are not solely within the control of Finjan, however, have not been triggered as of June 30, 2017.

The Company accretes changes in redemption value over the period from the date of issuance to the earliest redemption dates of the security. The increase in the redemption value is a deemed dividend that increases the carrying value of the Series A-1 Preferred Stock to equal the redemption value at the end of each reporting period with an offsetting decrease to additional paid-in-capital. During the second quarter of 2017, the Company recorded a deemed dividend of $3.6 million, representing an increase to Preferred A-1 stock's redemption (liquidation) value at June 30, 2017, net of costs.

The Company also agreed to issue to Soryn HLDR a fully vested common stock warrant (the “Warrant”), to purchase 2,000,000 shares of common stock, $0.0001 par value per share of the Company at an exercise price of $3.18 per share, the Warrant has a term of three years. The closing occurred on June 19, 2017. The Warrant has the rights to acquire a variable amount of common stock at a fixed price for the first 15 months. Under ASC 815-40-15-8A, the Warrant is not considered indexed to the Company’s stock, and thus it has a derivative feature and is thus classified as a liability. The Company has valued the Warrant at inception using a Monte Carlo valuation model, recording a $3.3 million Warrant liability at inception. The Company determined that there were no material changes in the Warrant assumptions as of June 30, 2017, and no adjustment was necessary at quarter end. The aggregate intrinsic value of the common stock was $0.2 million as of June 30, 2017.

Common Stock

On June 30, 2017, the Company completed an underwriting agreement (the “Underwriting Agreement”) with B. Riley& Co., LLC (the “Underwriter”) pursuant to which the Company agreed to issue and sell an aggregate of 3,600,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”), at a public offering price of $3.15 per share gross proceeds, with net proceeds to the Company of $2.90 per share, for a total of $10.4 million. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters a 30-day over-allotment option to purchase an additional 540,000 shares of Common Stock, which was subsequently exercised on July 21, 2017.

On June 30, 2017, as a result of the common stock offering, pursuant to the terms and conditions of the Warrant issued to Soryn HLDR, the number of shares of Common Stock exercisable under the Warrant increased from 2.0 million to 2.3 million; subsequent to quarter end, the Underwriter exercised the over-allotment option, and the number of shares of Common Stock for which such Warrant is exercisable increased an additional 0.05 million shares. The Warrant is exercisable at $3.18 per common share for all such shares.

NOTE 6 – STOCK BASED COMPENSATION

On July 10, 2014, the Company’s stockholders approved the Finjan Holdings, Inc. 2014 Incentive Compensation Plan (the "2014 Plan") at the annual meeting of stockholders, pursuant to which 2,196,836 shares of common stock were authorized for issuance.

Upon shareholder approval of the 2014 Plan, the 2013 Global Share Option Plan was terminated, other than respect to options outstanding under such plan 1,652,347 options remain outstanding under the 2013 and 2014 plans as of June 30, 2017.

On June 24, 2015, the Company adopted the 2015 Israeli Sub-plan (the “2015 Israeli Sub-plan”) to the Company’s 2014 Plan, which enables the Company to grant options, and issue shares of common stock to employees and non-employees, who are employed by the Company or any of its affiliates, who are residents of the State of Israel.

On June 21, 2017, at the annual meeting of stockholders, the Company's shareholders approved an increase of 1,000,000 shares to the Finjan Holdings, Inc. 2014 Plan. As of June 30, 2017, the Company has 1,836,488 shares available for issuance under the 2014 Plan.

The Company has issued a total of 1,036,872 Restricted Stock Units ("RSUs") of which 317,311 remain outstanding as of June 30, 2017.  RSUs generally vest over three or four years, with one-third or one-fourth, respectively, vesting on the one-year anniversary followed by quarterly vesting thereafter.

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

During the three and six months ended June 30, 2017, the Company expensed $211,000 and $419,000, respectively, and $311,000 and $453,000 for the three and six months ended June 30, 2016, respectively, of stock-based compensation in the condensed consolidated statements of operations. All stock-based compensation expenses were related to selling, general and administration. The aggregate intrinsic value of stock options and RSU's outstanding and exercisable as of June 30, 2017 was $3.9 million.

During the three and six months ended June 30, 2017, the Company granted options to purchase 10,000 and 165,000 shares of common stock, respectively. During the three and six months ended June 30, 2017, the Company granted zero and 200,000 RSUs of common stock, respectively.

During the three months ended June 30, 2017, 120,000 stock options were exercised, the Company recognized proceeds of $0.2 million.

Number of Options Outstanding and Exercisable		Number of RSUs Outstanding

Outstanding 2013 & 2014 Plans – December 31, 2016	1,607,347	Non vested - December 31, 2016	185,260
Options granted	165,000	Shares granted	200,000
Options exercised	(120,000)	Shares vested	(67,949)
Options forfeited	—	Shares forfeited	—
Options expired	—	Shares expired	—
Outstanding – June 30, 2017	1,652,347	Non Vested & Outstanding - June 30, 2017	317,311
Exercisable – June 30, 2017	1,246,563

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Volatility	141%	149%	139% - 142%	149% - 152%
Expected term (in years)	6	7	6	7
Risk-free rate	1.82%	1.26%	1.26% - 1.82%	1.22% - 1.26%
Expected dividend yield	—%	—%	—%	—%
Weighted-average grant date fair value per option	$2.08	$1.15	$ 1.15 - 2.08	$ 0.96 - 1.15

As of June 30, 2017, total compensation cost not yet recognized related to unvested stock options was approximately $0.7 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Options granted during the three and six months ended June 30, 2017 had a weighted average exercise price of $2.27 and $1.49 per share, respectively, and a weighted average contractual term of 10 years.

The risk-free interest rate is based on the U.S. Treasury rates with maturities similar to the expected term of the option. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate and was based on historical volatility of comparative companies that are similar to the Company. For the six months ended June 30, 2017, the Company updated its volatility assumptions to reflect the increased trading history in the Company’s stock. The expected term was estimated using the simplified method. The simplified method calculates the expected term as the average of the time to vesting and the contractual life of the option. The dividend yield is 0% as the Company has never declared or paid any cash dividends and does not anticipate paying dividends in the future.

NOTE 7 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 and $76,000 in legal fees to the firm during the three and six months ended June 30, 2017, and 2016, respectively. As of June 30, 2017, and December 31, 2016, the Company had balances due to this firm of $25,000 and $88,000 respectively.

The Company obtained social media and investor related services from a firm in which the Company’s Chief Financial Officer holds a 50% interest. The Company incurred $0 and approximately $22,000 in fees to the firm during the six months ended June 30, 2017, and 2016, respectively. The Company canceled this agreement in June 2016.

NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., Case No. 13-cv-03133SBA, (N.D. Cal)

Finjan filed a patent infringement lawsuit against FireEye, Inc. (“FireEye”) in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. Finjan amended its Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. Finjan seeks entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered Finjan's Amended Complaint on September 3, 2013, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 2, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of U.S. Patent Nos. 7,058,822 (“the ‘822 Patent”) and 7,647,633 (“the ‘633 Patent”). Accordingly, the action was placed off calendar until the U.S. Patent and Trademark Office ("USPTO") completed its administrative reexamination proceedings. On February 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-8 and 16-27 of the ‘822 Patent. On May 31, 2016, pursuant to the Court’s Order Granting Motion to Stay Pending Reexamination, the parties filed a joint status report regarding the status of reexamination proceedings of the ‘822 and ‘633 Patents. On September 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-7 and 28-33 of the ‘633 Patent. On October 4, 2016, the Court directed the parties that if FireEye intends to file a Renewed Motion to Stay, it must do so by November 4, 2016. On November 3, 2016, FireEye filed its Renewed Motion for Stay. Finjan's response to the motion was filed November 17, 2016, and FireEye filed a reply on November 23, 2016. The Court vacated the hearing on the Motion to stay scheduled for December 14, 2016 and stated that the Motion will be decided on the pleadings. On March 28, 2017, the Court denied FireEye’s Renewed Motion to Stay the case. On April 20, 2017, the Court conducted a case management conference. On May 1, 2017, the Court issued a Scheduling order setting a claim construction hearing for January 28, 2018. On May 31, 2017, FireEye filed an Amended Answer to Finjan’s First Amended Complaint, and Finjan filed a Second Amended Complaint to add claims of willful infringement and claims of infringement of U.S. Patent No. 8,141,154. On June 14, 2017, Finjan filed an answer and counterclaims to FireEye’s Amended Counterclaims and FireEye filed an answer to Finjan’s Second Amended Complaint. On June 29, 2017, Finjan filed an answer to FireEye's Amended Counterclaims. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Trial for this action took place from September 6, 2016 through September 21, 2016. On September 21, 2016, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable. Further, the jury returned a unanimous verdict that Sophos literally infringed U.S. Patent Nos. 6,154,844, 8,677,494, 6,804,780, 7,613,926 and 8,141,154 and awarded Finjan $15 million in damages. The jury found that Sophos did not willfully infringe Finjan’s patents. On October 31, 2016, the Court entered Judgment in favor of Finjan. Sophos filed post-trial motions on December 20, 2016, asking the Court to overturn jury’s determination and to find that there was no infringement, that U.S. Patent Nos. 6,154,844 and 8,677,494 are not patent eligible, the damages were improper, and that collateral estoppel should apply, or, in the alternative, grant a new trial. The Court held a hearing on the post-trials motions on January 18, 2017, and on March 14, 2017, the Court issued an order denying

Sophos’ request to overturn the jury’s determination and to find that there was no infringement, held that U.S. Patent Nos. 6,154,844 and 8,677,494 are patent eligible, that damages were proper, that collateral estoppel was not applicable, and denied the request for a new trial. The Court also granted Finjan’s request for pre- and post-judgment interest. On March 30, 2017, the parties entered into a settlement agreement, see Note 4 and on April 4, 2017, the Court ordered, pursuant to stipulation between the parties, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Blue Coat Systems LLC, Case No. 5:15-cv-03295-BLF (N.D. Cal.)

Finjan filed a second patent infringement lawsuit against Blue Coat Systems LLC (“Blue Coat”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580 (collectively, the “asserted patents”), through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. Finjan seeks entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat filed its Answer to the Complaint with Jury Demand and Counterclaim with Jury Demand against Finjan on September 8, 2015. On September 29, 2015, Finjan filed its Answer to Blue Coat’s Counterclaim. This second Blue Coat action is also assigned to the Honorable Beth Labson Freeman. On December 15, 2015, Blue Coat filed a Motion to Stay the case pending final resolution of Case 5:13-cv-03999-BLF, and Motions for Joinder of several Petitions for Inter Partes review (“IPR”) on five of seven asserted patents, and Ex Parte Reexamination requests for two asserted patents, filed previously by other defendants. A case management conference was held on December 17, 2015. On March 1, 2016 Finjan filed an amended Complaint to add existing Finjan U.S. Patent No. 9,141,786 and two newly issued Finjan U.S. Patent Nos. 9,189,621 (issued November 17, 2015) and 9,219,755 (issued December 22, 2015). On March 18, 2016, Blue Coat filed its Answer to the Amended Complaint and Counterclaims with Jury Demand. On April 8, 2016, Finjan filed its Answer to Blue Coat’s Counterclaims. On April 28, 2016, the Court held a hearing on Blue Coat’s motion to stay. On June 10, 2016, Finjan notified the Court on the status of the IPR and Ex Parte Reexamination proceedings for the asserted patents. On June 27, 2016, Finjan filed an Amended Answer to Blue Coat’s counterclaims, adding an affirmative defense of collateral estoppel. On June 27, 2016, Blue Coat filed an Amended Answer to Finjan’s Amended Complaint. On July 11, 2016, Finjan filed a motion to strike certain affirmative defenses in Blue Coat’s Amended Answer, and a reply to Blue Coat’s counterclaims. On July 26, 2016 the Court denied Blue Coat's motion to stay the second case pending proceedings before the USPTO and the United States Patent Trial and Appeal Board’s (“PTAB”). On July 28, 2016 Finjan filed a motion for preliminary injunction against Blue Coat. The preliminary injunction would prohibit Blue Coat from making, using, offering to sell or selling within the U.S. or import into the U.S. the Dynamic Real-Time Rating component of Blue Coat’s WebPulse product. On August 12, 2016, the parties filed a joint claim construction statement setting forth the parties’ undisputed and disputed claim terms. On August 19, 2016, the Court issued an Order setting a schedule for discovery relating to Finjan’s preliminary injunction motion. On August 23, 2016, Blue Coat filed a motion to strike Finjan’s infringement contentions on the grounds of collateral estoppel and res judicata, which Finjan opposed on September 27, 2016. On September 16, 2016, Blue Coat filed a motion for judgment on the pleadings under 35 U.S.C. § 101, claiming that the asserted claims of the ‘494 patent are ineligible for lack of patentable subject matter. The Court held a claim tutorial hearing on February 3, 2017, but canceled the Markman hearing when Finjan and Blue Coat agreed to the meaning of all terms. The hearing on Finjan's Motion to Strike Blue Coat's Sixth, Ninth and Tenth Affirmative Defenses, Finjan's Motion for Preliminary Injunction and Blue Coat's Motion for Judgment on the Pleadings was heard on November 10, 2016. On November 14, 2016, the Court granted-in-part Finjan’s Motion to Strike Blue Coat’s Affirmative Defenses. On November 22, 2016, the Court denied Finjan’s Motion for a Preliminary Injunction. On December 13, 2016, the Court denied Blue Coat’s Motion for Judgment on the Pleadings. On January 31, 2017, the Court granted-in-part and denied-in-part Finjan’s motion to compel discovery from Blue Coat. On February 7, 2017, Finjan supplemented its infringement contentions. On February 2, 2017, the Court granted-in-part and denied-in-part Blue Coat’s Motion to Strike Finjan’s Infringement Contentions. On April 18, 2017, Blue Coat filed a Motion to Strike Portions of Finjan’s Expert Reports. Finjan filed its opposition brief on May 2, 2017. On May 9, 2017, Blue Coat filed its reply brief in support of its Motion to Strike Portions of Finjan’s Expert Reports. The Court scheduled Blue Coat’s motion to strike to be heard on July 20, 2017. On May 17, 2017, Finjan filed a Motion for Summary Judgment of Infringement and Validity and Blue Coat filed a Motion for Summary Judgment of Noninfringement. The Parties filed their opposition briefs to the summary judgment motions on May 31, 2017, and their reply briefs on June 7, 2017. A summary judgment hearing was held on June 22, 2017.On July 28, 2017, the Court granted in part and denied in part Blue Coat’s motion to strike Finjan’s infringement expert reports. The Court also issued an order regarding the parties’ motions for summary judgment on July 28, 2017. In its Order, the Court granted Blue Coat’s motion for summary judgment of non-infringement of certain products for U.S. Patent Nos. 8,566,580 and certain products for U.S. Patent No. 9,141,786; denied the remainder of Blue Coat’s motion for summary judgment; granted Finjan’s motion for summary judgment of validity of U.S. Patent Nos. 7,418,731, 8,677,494, 8,566,580, 8,154,844, and 6,965,968; and denied the remainder of Finjan’s motion for summary judgment. A pretrial conference is scheduled for October 5, 2017, and trial is scheduled for October 30, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

On August 25, 2016, Symantec filed an administrative motion requesting leave to submit supplemental authority regarding various claim construction issues and requesting the Court take judicial notice of statements made during and in connection with the IPR proceedings. Finjan opposed the motion on August 28, 2016. On August 24, 2016, Finjan filed a request that the Court take judicial notice of the PTAB’s construction of certain claim terms in connection with its denial to institute inter partes review with respect to U.S. Patent Nos. 7,613,926 and 8,677,494. On August 25, 2016, Finjan filed a request that the Court take judicial notice of the PTAB’s construction of certain claims in connection with its granting-in-part of inter partes review of U.S. Patent No. 8,677,494 and denial of inter partes review of U.S. Patent No. 7,613,926. Following a hearing on November 3, 2016, the Court granted the Motion and ordered the parties to file a joint statement by no later than November 11, 2016, proposing an expedited schedule for disclosures, briefs, and a Markman hearing if "deemed necessary by the Court". Finjan filed an opening supplemental claim construction brief on November 29, 2016, Symantec filed a responsive supplemental claim construction brief on December 13, 2016, and Finjan filed a reply brief on December 20, 2016. A supplemental Markman Hearing was held on January 20, 2017. The Court issued a Claim Construction Order on February 10, 2017. The Court issued an Order denying Symantec’s Motion to Strike Finjan’s Infringement Contention and Sanctions on February 15, 2017. A case management conference was held on February 21, 2017 to discuss the schedule of the case. On March 14, 2017, the Court issued an order scheduling summary judgment motions to be filed by September 22, 2017, the pretrial conference to be held on February 27, 2018, and a 10-day trial to commence on April 9, 2018. On March 24, 2017 and May 26, 2017, the parties provided updates on settlement discussions to the Court. On July 28, 2017, Symantec filed a Motion to Strike Finjan’s Doctrine of Equivalents Infringement Contentions. Finjan’s opposition to Symantec’s Motion to Strike is due on August 11, 2017, and Symantec’s Reply is due on August 18, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Palo Alto Networks, Inc., Case No. 3:14-cv-04908 PJH (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. (“Palo Alto Networks”) in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection.  Palo Alto Networks failed to timely respond to the Complaint and Finjan submitted an application for Entry of Default.  On Palo Alto Networks’ request, Finjan stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan and Palo Alto Networks. Finjan seeks entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  On October 8, 2015, the Honorable Edward M. Chen recused himself from the case and requested the case be reassigned to another judge. Also on October 8, 2015, the case was reassigned to the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. On September 25, 2015, Palo Alto Networks filed a petition for IPR before the PTAB of U.S. Patent No. 8,141,154. On September 30, 2015, Palo Alto Networks filed petitions for IPR of U.S. Patent Nos. 7,058,822, 7,418,731, 7,647,633 and 8,225,408. On November 4, 2015, Palo Alto Networks filed an IPR petition of U.S. Patent Nos. 7,613,926. On November 5, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,965,968 and 8,141,154. On November 6, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,804,780, 7,613,918, 8,225,408 and 8,667,494. On December 10, 2015, the matter was stayed pending a decision by the PTAB on whether to institute IPR of Finjan's claims of its ten patents asserted against Palo Alto Networks. On March 21, 2016, the PTAB instituted trial on claims 1-8, 10 and 11 of U.S. Patent No. 8,141,154, and on April 20, 2016, the PTAB instituted trial on the same claims from a separate petition. On March 29, 2016, the PTAB instituted trial on U.S. Patent No. 8,225,408, claims 14 and 19 of U.S. Patent No. 7,647,633, and denied institution of inter partes review for U.S. Patent Nos. 7,058,822 and 7,418,731. On May 9, 2016, the PTAB denied institution of trial on U.S. Patent Nos. 7,613,926, 6,965,968, 6,804,780, and 7,613,918. On May 13, 2016, the PTAB instituted trial on U.S. Patent No. 8,677,494. On May 26, 2016, the Court ordered the stay to remain in effect until the PTAB’s final determination of the instituted IPRs. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183 (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC (“ESET, LLC”) and ESET SPOL S.R.O. (“ESET SPOL”) (collectively, “ESET”) in the United States District Court for the Northern District of California on July 1, 2016 (Case No. 3:16-cv-03731-JD (N.D. Cal.)), which was transferred to the Southern District of California on January 31, 2017. This action is currently before the Honorable Cathy Ann Bencivengo. A Case Management Conference was held on March 20, 2017. On October 20, 2016, defendant ESET, LLC filed a motion to dismiss Finjan’s Complaint for failure to state a claim for patent infringement. On November 2, 2016, defendant ESET SPOL filed a motion to dismiss Finjan’s Complaint for lack of personal jurisdiction and for failure to state a claim for patent infringement. A hearing regarding ESET’s motions to dismiss was held on March 20, 2017. On March 21, 2017, the Court denied the motions to dismiss. On April 3, 2017, ESET SPOL S.R.O. and ESET, LLC filed Answers to Finjan’s Complaint, by denying Finjan's allegations of infringement and asserting counterclaims of non-infringement and invalidity, unenforceability, and invalidity under 35 U.S.C. §§ 101, 102, 103, 112, and/or 116. Both parties have demanded a jury trial.  On April 10, 2017, the Court issued an order regarding claim construction briefing and discovery, and scheduled a Markman hearing for September 25, 2017. On April 24, 2017, Finjan filed (i) a motion to strike Defendants' affirmative defenses and to dismiss Defendants' counterclaims; and (ii) answers to Defendants' counterclaims. On May 16, 2017, ESET filed its Opposition to Finjan’s motion to strike and motion to dismiss, and on May 23, 2017, Finjan filed its Reply in support of its motion to strike and motion to dismiss. On June 12, 2017, the Parties filed a Joint Claim Construction and Hearing Statement. On July 24, 2017, the Court granted Finjan’s motion to strike ESET’s affirmative defenses and dismiss counterclaims with leave to amend. ESET’s amended Answer and Counterclaims is due to be filed by August 14, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. Cisco Systems, Inc., Case No. 17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,647,633, 8,141,154 and 8,677,494 through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of a judgment that Cisco has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. Finjan filed a Proof of Service for January 12, 2017 on January 18, 2017. On March 6, 2017, Cisco answered Finjan’s Complaint by denying Finjan’s allegations of infringement, and alleging a counterclaim of breach of contract. On March 27, 2017, Finjan filed an amended complaint. On April 7, 2017, the Court granted the parties’ stipulation that Cisco has until April 24, 2017 to answer or otherwise respond to Finjan’s First Amended Complaint. On April 24, 2017, the Court granted the parties’ stipulation for Cisco to answer or otherwise respond to Finjan’s First Amended Complaint by April 26, 2017. On April 26, 2017, Cisco filed a motion to dismiss Finjan's first amended complaint for failure to state a claim for willful infringement. On May 10, 2017, Finjan filed an opposition brief to Cisco’s motion to dismiss, and Cisco filed a reply brief to its motion to dismiss on May 17, 2017. On June 1, 2017, the parties filed a joint case management statement. On June 7, 2017, the Court granted Cisco’s motion to dismiss with leave to amend. A case management conference was held on June 8, 2017, during which the Court set the following dates:  October 31, 2019 for summary judgment hearings, March 26, 2020 for Daubert hearings, April 23, 2020 for the final pretrial conference and June 1, 2020 for trial.  The Court also set dates for the claim construction tutorial and hearing, which were later moved to June 7, 2018 for the tutorial and June 15, 2018 for the hearing. On June 16, 2017, the Court granted the parties’ stipulation for Cisco to answer or otherwise respond to Finjan’s complaint within 14 days of Finjan’s deadline to file a second amended Complaint. On July 7, 2017, Finjan filed a Second Amended Complaint. On July 21, 2017, Cisco filed a motion to dismiss Finjan’s Second Amended Complaint.  Finjan’s opposition to Cisco’s motion to dismiss was filed on August 4, 2017, Cisco’s reply is due on August 11, 2017 and the hearing is set for December 14, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket Nos. 2 Ni 53/16 (EP). 4c O 33/16 (Düsseldorf District Court and Munich Court)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O. (ESET SPOL"), a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. The infringement hearing is currently set for October 5, 2017. On November 24, 2016, ESET filed a nullity action. Finjan responded to the nullity action contesting the nullity action completely and requesting the Court to reject the action and impose the cost of the proceedings to the claimant. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., and Blue Coat Systems GmbH., Docket Nos. 2 Ni 22/17 (EP), 4c O 57/16 (Dusseldorf District Court and Munich Court)

     Finjan filed a third patent infringement lawsuit against Blue Coat Systems, Inc., which is its first patent infringement suit against Blue Coat’s subsidiary Blue Coat Systems GmbH, located in Munich Germany in the Dusseldorf District Court of Germany on October 14, 2016.  Finjan asserts that Blue Coat infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to Blue Coat’s ProxySG Secure Web Gateway, Blue Coat’s Content Analysis System, Blue Coat’s Malware Analysis Appliance, Webpulse, Security Analytics, Web Security Service, and Advanced Secure Gateway.  Finjan seeks a judgment sentencing Blue Coat to a fine for each violation of patent infringement or, alternatively imprisonment of Blue Coat’s directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of Blue Coat offering or delivering infringing software since November 1, 2008. Blue Coat filed a nullity action. Finjan responded to the nullity action contesting the nullity action completely and requesting the Court to reject the action and impose the cost of the proceedings to the claimant. The infringement hearing is currently set for November 27, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. SonicWall, Inc., Case No. 5:17-cv-04467 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against SonicWall, Inc. (“SonicWall”) in the United States District Court for the Northern District of California on August 4, 2017, asserting that SonicWall is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 6,804,780, 7,613,926, 7,647,633, 8,141,154, 8,677,494, 7,975,305, 8,225,408, and 6,965,968, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Appliance Products utilizing Capture ATP and/or Gateway Security Services and Email Security Products utilizing Capture ATP and/or Gateway Security Services. Finjan seeks entry of a judgment that SonicWall has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Howard R. Lloyd, United States District Judge.

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

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of Claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016 and a non-final Office Action was mailed on April 12, 2016. A response to the non-final Office Action was filed on June 13, 2016. A Final Action was mailed on August 24, 2016 with a response due October 24, 2016. A response to the Final Action was filed on October 24, 2016 and a second interview with the Patent Office was conducted. The Patent Office issued an Advisory Action maintaining the rejections. A Notice of Appeal was filed on November 11, 2016 and an Appeal Brief was filed on January 23, 2017. An Examiner’s Answer was mailed on March 29, 2017. Finjan’s Reply Brief and Request for Oral Hearing were filed on May 30, 2017. We now await a date for Oral Hearing. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of Claims 1-7 and 28-33 of U.S. Patent No. 7,647,633 was filed on October 7, 2013, on behalf of FireEye, Inc. and assigned Reexamination Control Number 90/013,016. The request for reexamination was granted and a non-final Office Action was mailed November 19, 2013. The non-final Office Action included rejections of Claims 1-7 and 28-33 under various prior art (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. An in-person Examiner interview was conducted at the USPTO on February 4, 2014, and a timely response to non-final Office Action was filed on February 19, 2014. The response to non-final Office Action included arguments and a supporting declaration by Finjan showing commercial success, industry praise, and copying by others of products covered by pending claims; a declaration by a technology expert rebutting improper technical interpretations of the prior art and the invention; and additional new claims for consideration. Additionally, a renewed petition to accept an unintentionally delayed priority claim was also submitted and the petition was granted on January 23, 2015.  An updated filing receipt reflecting the priority claim was issued. A final Office Action was issued May 22, 2015, and a Notice of Appeal was filed by Finjan on May 22, 2015. Finjan’s appeal brief was filed August 24, 2015, appealing the rejections of Claims 1-7, 28-33 and 42-52. An Examiner’s Answer was received on December 18, 2015. Finjan filed its Reply Brief requesting reversal of the rejections and a Request for Oral Hearing February 18, 2016. An Oral Hearing was conducted on June 22, 2016 and a decision reversing the Examiner’s rejections of claim 1-7, 28-33, 42, 44, 48 and 49 was mailed on June 29, 2016. An amendment canceling rejected claims 43, 45-47 and 50-52 was filed on July 5, 2016 to move the application to Notice of Intent to Issue Reexamination Certificate (NIRC). A Reexamination Certificate confirming the patentability of original claims 1-7 and 28-33 and new claims 42, 44, 48 and 49 was issued on September 16, 2016.

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

U.S. Patent No. 7,930,299 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 13, 14-18, 20 of U.S. Patent No. 7,930,299 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,811. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. We now await an action from the Patent Office. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 8,015,182 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 8-11, 13 of U.S. Patent No. 8,015,182 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,812. The request for reexamination was granted on October 17, 2016. On December 19, 2016, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. A non-final Office Action rejecting claims 8-11 and 13 was issued on April 13, 2017. An Examiner Interview was conducted on May 23, 2017 and a response to the non-final Office Action was filed on June 13, 2017. We now await further action from the Patent Office. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,756,996 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 1-7 of U.S. Patent No. 7,756,996 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,813. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. We now await an action from the Patent Office. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

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

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.)
A third-party request for Inter Partes Reexamination of all Claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. Finjan filed a response to non-final Office Action and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. Finjan responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. Symantec responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, Finjan filed a Notice of Appeal of the rejection of Claims 1-55 followed by an Appeal Brief on September 2, 2014.  The Requester Symantec filed a respondent brief on October 2, 2014.  The Examiner filed a brief on March 25, 2015.  Finjan filed a Rebuttal Brief on April 27, 2015 and a Request for Oral Hearing on May 26, 2015. The Rebuttal Brief maintained Finjan’s request to review the rejections of Claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54. Claims 1, 5, 6, 12, 15, 21, 33, 37, 38, 45, 52 and 55 were withdrawn from appeal in view the final invalidity decision issued on September 15, 2014 by the Federal Circuit. The Appeal was forwarded to the PTAB in accordance with the Notice mailed June 2, 2015. Finjan also sought examination of additional claims through multiple Track I expedited continuation applications. Finjan was granted U.S. Patent Nos. 9,189,621 and 9,291,755 containing those additional claims on November 17, 2015 and December 22, 2015, respectively. Oral argument was heard on February 17, 2016. On February 29, 2016, the PTAB issued a decision affirming the rejections of the Examiner. On March 29, 2016, Finjan filed a request for rehearing regarding the rejection of claims 22-32 and 46 and the Requester filed comments on April 28, 2016. The PTAB denied Finjan’s Request for Rehearing on August 5, 2016. Finjan did not appeal the PTAB decision to the Federal Circuit. A Reexamination Certificate canceling the rejected claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54 was issued on January 12, 2017.

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

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 10, 2015, Symantec filed a petition for inter partes review of the ’494 Patent (IPR2015-01892). Finjan filed a POPR to the petition on December 28, 2015. On March 18, 2016, the PTAB granted Symantec’s petition to institute the IPR proceeding on claims 1, 2, 5, 6, 10, 11, 14, and 15 of the ’494 Patent. On April 1, 2016, Finjan filed a request for rehearing. The PTAB denied the request for rehearing on May 23, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 of the ’494 Patent. Symantec filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 16, 2017, and on May 18, 2017, Finjan filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Case No. 17-2034).

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

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 and a Motion for Joinder to Symantec’s Petition for IPR of the ‘154 Patent (IPR2015-01547). (IPR2015-01979; IPR2016-00151). Finjan filed a POPR to the first petition in IPR2015-01979 on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. On April 5, 2016, Finjan filed a partial request for rehearing, and on April 19, 2016, the PTAB denied Finjan’s partial request for rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151 on the ‘154 Patent, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a partial request for rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00151. The parties had an oral hearing for IPR2016-00151 on January 24, 2017 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. Palo Alto Networks filed a Notice of Appeal for IPR2016-00151 to the United States Court of Appeals for the Federal Circuit on July 17, 2017. The parties had an oral hearing for IPR2015-01979 on December 15, 2016 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. On April 14, 2017, Palo Alto Networks filed a request for rehearing. On May 19, 2017, the PTAB denied Palo Alto Networks’ request for rehearing. Palo Alto Networks filed a Notice of Appeal for IPR2015-01979 to the United States Court of Appeals for the Federal Circuit on July 17, 2017.

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

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed POPRs to the petitions on January 6, 2016, and February 17, 2016, respectively. On March 29, 2016, the PTAB granted institution of the IPR proceedings in IPR2015-02001 and IPR2016-00157 and consolidated the two IPR proceedings. On April 12, 2016, Finjan filed requests for rehearing. On May 16, 2016, the PTAB denied Finjan’s Requests for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-02001 and IPR 2016-00157. The parties had an oral hearing on January 5, 2017, and on March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. Palo Alto Networks filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 22, 2017 (Case No. 17-2059).

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

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00159. The parties had an oral hearing on February 16, 2017. On April 11, 2017, the PTAB issued a final written decision stating that claims 3 - 5 and 10 - 15 have not been shown to be unpatentable, and claims 1, 2, and 6 have been shown to be unpatentable. Finjan filed a request for rehearing on May 11, 2017, and on July 17, 2017, the PTAB denied Finjan's request.

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

U.S. Patent No. 8,079,086 (the “’086 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,079,086 (the “’086 Patent”) (IPR2016-01444). Finjan filed its POPR on November 18, 2016. The PTAB denied institution of IPR on February 16, 2017. Blue Coat Systems, Inc. filed a request for hearing on March 20, 2017 and July 18, 2017 the PTAB granted Blue Coat Systems, Inc's request and instituted IPR.

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

U.S. Patent No. 8,079,086 (the “’086 Patent”)
On October 28, 2016, FireEye, Inc. filed a petition for IPR of the ’086 Patent (IPR2017-00155) and a Motion for Joinder to Blue Coat’s Petition for IPR of the ’086 Patent (IPR2016-01444). Finjan filed its POPR on February 3, 2017 and on May 1, 2017, the PTAB denied institution of IPR. FireEye filed a request for rehearing on May 31, 2017. The PTAB denied institution of IPR of Blue Coat’s Petition for IPR in IPR2016-014444 on February 16, 2017. Blue Coat filed a request for hearing on March 20, 2017 and on July 18, 2017, the PTAB granted Blue Coat Systems, Inc's request and instituted IPR. On July 19, 2017, the PTAB granted FireEye's request and joined it as a party to the Blue Coat proceeding.

U.S. Patent No. 9,189,621 (the “’621 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’621 Patent (IPR2017-00995). Finjan filed its POPR on June 22, 2017.

U.S. Patent No. 9,141,786 (the “’786 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’786 Patent (IPR2017-00996). Finjan filed its POPR on June 14, 2017.

U.S. Patent No. 9,219,755 (the “’755 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’755 Patent (IPR2017-00997). Finjan filed its POPR on June 15, 2017.

U.S Patent No. 7,975,305 (the “’305 Patent”)
On July 4, 2017, ESET, LLC and ESET spol s.r.o. filed a petition for IPR of the '305 Patent (IPR2017-01738)

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

Finjan Mobile was founded to ensure that mobile devices are protected against spies, phishing and malware attacks. Given the uptrend in mobile device usage coupled with the amount of transient corporate data, the average mobile user presents and represents higher risks of data loss through hacking. The consumer mobile device has become so convenient that consumers often ignore online security and download apps and blindly agree to terms of service, purchase products, pay bills, connect to free Wi-Fi, and not think twice about personal data and photos stored on their devices. As such, in June of 2015, the Company started research and development of security products for mobile devices which not only benefit from technologies developed and patented by Finjan but with the initiation of new mobile technologies will help us build our existing patent portfolio.

CybeRisk was founded to deliver global advanced cyber risk and cyber security advisory services. Through a team of employees and consultants, based in East Palo Alto & Tel Aviv, CybeRisk assesses corporate risk exposure and delivers appropriate mitigation strategies. CybeRisk's unique and focused offering, positions CybeRisk as the piece that interconnects the "server room to the board room".

As of June 30, 2017, we had 12 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Industry Trends and Outlook

We believe cybersecurity will again be a very active sector in 2017. Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens.  We have recently seen a number of devastatingly successful cybersecurity breaches targeting high profile government offices and corporations. The full extent of the cost and damage associated with these attacks may not be known for some time. Nonetheless, these attacks are expected to continue, along with their associated and sometimes unprecedented costs.  In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim by the breach of their personal and otherwise confidential data.  These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including hardware and software, as well as cybersecurity consulting services.

Given our 20 year history in the cybersecurity market we have had the benefit of actively participating in the progression on how technology has moved to meet the new threats and demands. We believe this puts us in a unique position to make observations and determine the best course of action in order to make investments in new developing technologies. There is still a limited appreciation for how much personal data is being pushed out over the internet for anyone to capture and unlike desktops and laptop computers, mobile devices do not have the same kind of access to security. We believe this represents a unique opportunity for Finjan to develop products for consumer mobile devices that were once only available to our enterprise customers. As such, we are building upon our current patented technology and migrating it into the mobile platform so consumers can have greater control of their security and personal information

We believe that 2017 may again be an active year for patent law reform. We believe that proponents of patent law reform, largely made up of an individual or coalitions of powerful technology corporations continue to seek statutory limitations on how companies - specifically those who own patents and do not make product covered by such patents - can enforce their patents against companies who make products. In an effort to ensure fair and balanced protections for all good faith patent owners, our executives have dedicated time and resources to actively educate our lawmakers and existing and prospective stakeholders on how certain proposed reforms could harm individual inventors, startups, small companies, the licensing industry and therefore, U.S. innovation and the economy as a whole.

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

Future Growth Strategy

Our mission, for the foreseeable future, is to build a diversified cybersecurity technology company benefiting from historical investments in technology and patents while expanding into new product and services offerings. We believe our patented technologies continue to hold significant value and we intend to vigorously protect our investment, the value of our existing licensees’ investments, and the value that technology and intellectual property represents for our shareholders. We are pursuing and will continue to pursue our growth through the following objectives:

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

On June 15, 2017, Finjan Mobile released VitalSecurity™ Gen 3.7 Secure Mobile Browser VitalSecurity 3.7, an update to Gen 3.5, which includes upgraded features based on customer feedback. The patented VitalSecurity 3.7 uses and will build upon the incorporation of Finjan, Inc.'s, core security patented technology. VitalSecurity 3.7 offers complete browser functionality and displays detailed analysis of virus and malware threats aggregated from over 60 top virus companies. Importantly, VitalSecurity offers full transparency of the browsing experience while guarding a user's privacy without collecting any personal data. It features biometric and passcode security enabled through mobile device hardware to further protect the user's experience. A recently added feature is a complete tracker transparency, which alerts users of all advertising, social, content, and analytic scripts that are embedded in websites that users may visit.

We remain on track to release VitalSecurity 4.0 which will offer consumers an updated browser with an integrated VPN in the third quarter of 2017. The Company continues to explore inorganic growth and acquisition opportunities to complement the vision for Finjan Mobile.

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

•
Continue to Demonstrate Best Practices in Pursuing Licensing Relationships and Enforcing our Patent Rights - In March 2014, we adopted Best Practices to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing. We called upon and continue to promote industry-wide adoption of a set of best practices, through leadership organizations such as the Licensing Executive Society (LES) and the Open Register of Patent Owners that support technological advancements, investments in innovation, and continued job creation while protected by a robust patent system. In February of 2017, the American National Standards Institute or ANSI had approved LES' application to receive accreditation to become a Standards Development Organization or SDO. With this new endorsement and governance from ANSI, Finjan is moving swiftly to build industry consensus for IP and patent related matters in a number of disciplines.  We intend to continue pursuing a proactive campaign that adheres to our best practices guidelines while rigorously protecting our intellectual property rights. We have entered into preliminary discussions with numerous potential licensees in accordance with these Best Practices, but acknowledge that it takes many discussions and many months for preliminary discussions to culminate in a license agreement, if at all.  While it is our preference to resolve our patent-related disputes through amicable business solutions, protecting the value of our patented technology is paramount.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings 2014 Incentive Plan, which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock were originally authorized for issuance. At our 2017 annual meeting of stockholders on June 21, 2017, our shareholders authorized an increase of 1,000,000 shares to the Finjan Holdings, Inc., Amended and Restated 2014 Incentive Compensation Plan (as amended, the “2014 Plan”). A total of 317,311 restricted stock units and 1,652,347 options remain outstanding as of June 30, 2017, under the 2013 and 2014 Plans. We expect that future equity-based awards will continue to be made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

We continue to increase the number of our employees to help execute our strategy in the cybersecurity business and support our public company functions, and expect to hire additional employees in both capacities.  Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical period presented in our financial statements.

Results of Operations

Three and six months ended June 30, 2017 compared with three and six ended June 30, 2016

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017	2016	Change		2017	2016	Change
				%				%
	(In millions, except percentages)
Revenue	$2.3	$6.5	$(4.2)	(65)%	$27.1	$8.8	$18.3	208%

Cost of revenues	0.2	2.2	(2.0)	(91)%	4.0	2.2	1.8	82%

Gross profit	2.1	4.3	(2.2)	(51)%	23.1	6.6	16.5	250%

Gross Margin	91%	66%			85%	75%

Operating expenses:
Research and development	0.3	0.1	0.2	200%	0.5	0.1	0.4	400%
Sales, general and administrative (1)	4.6	3.3	1.3	39%	9.2	6.8	2.4	35%
Total operating expenses	4.9	3.4	1.5	44%	9.7	6.9	2.8	41%

Provisions (benefit) for income taxes	(0.1)	—	(0.1)	—%	0.3	—	0.3	—%

Net income (loss)	$(2.8)	$0.9	$(3.7)	(411)%	$13.1	$(0.3)	$13.4	(4,467)%

(1) Includes stock based compensation	$0.2	$0.3	$(0.1)	(33)%	$0.4	$0.5	$(0.1)	(20.0)%

Revenues for the three and six months ended June 30, 2017 decreased 65% or $4.2 million to $2.3 million and increased 208% or $18.3 million to $27.1 million, compared to $6.5 million and $8.8 million for the three and six months ended June 30, 2016, respectively. Revenue is derived from multiple license agreements that we entered into with third-parties following negotiations pursuant to our licensing and enforcement program. Revenue is determined by the timing of these licensing agreements and can vary period to period.

Costs of revenues includes legal fees directly associated with our licensing and enforcement program and were $0.2 million and $4.0 million for the three and six months ended June 30, 2017, respectively and $2.2 million for the same periods in 2016. Gross profit as a percentage of revenue was 91% and 85% for the three and six months ended June 30, 2017, respectively, versus 66% and 75% for the same periods in 2016, respectively. We accrue and/or recognize cost of goods sold upfront when initially recognizing a new agreement, while a portion of the revenue is recognized when it becomes fixed and determinable, often over several quarters. As a result, margins between periods can and do often vary significantly.

Research and development expenses were $0.3 million and $0.5 for the three and six months ended June 30, 2017, respectively, representing an increase of $0.2 million or 200% and $0.4 million or 400%, respectively, as compared to the same periods in 2016. Our focus on research and development consisted primarily of professional services associated with the development of mobile security application products. We continue to accelerate our efforts in security application products, including mobile.

Selling, general and administrative expenses (“SG&A”) during the three and six months ended June 30, 2017 of $4.6 million and $9.2 million, respectively, an increase of $1.3 million or 39% and $2.4 million or 35% as compared to $3.3 million and $6.8 million for the same periods ended June 30, 2016, respectively. SG&A expenses are largely related to litigation and headcount. For the three and six months ended June 30, 2017 litigation expenses increased by $1.6 million or 164% and $2.3 million or 110%, respectively, to $2.6 million and $4.3 million from $1.7 million and $2 million during the same periods in 2016, respectively. These costs are primarily due to the timing of various outstanding actions as described in "Note 8 - LITIGATION, CLAIMS AND ASSESSMENTS". Personnel expenses were $0.7 million and $2.3 million for the three and six months ended June 30, 2017, a decrease of $0.1 million or 13% and an increase of $0.2 million or 1%, respectively, as compared to $0.8 million and $2.1 million during the same periods in 2016, respectively. Operations related expenses remained flat for the three and six months ended June 30, 2017 compared to the same periods in 2016.

The provision for income taxes of $0.3 million is tied to the net income recognized during the first half of 2017. There was a loss in the same period in 2016 resulting in no taxes being recognized during that time.

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

In addition, on November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $2.7 million of the commitment remains unfunded as of June 30, 2017. The fund can make a call on our remaining $2.7 million commitment at any time.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

We lease our corporate headquarters office in East Palo Alto, CA and offices in New York, New York, Menlo Park, California and Tel Aviv, Israel. Under the terms of the four leases, we owe minimum lease obligations of $0.8 million over the remaining life of the leases, of which $0.6 million is for the East Palo Alto headquarters lease. During 2015, we entered into subleases for each of the Menlo Park and New York offices for essentially the remaining duration of the leases. As of June 30, 2017, the total future minimum lease payments to be received under the Menlo Park and New York subleases were $0.1 million and $0.2 million, respectively.

Our licensing agreements provide for installment payments totaling $8.4 million through March 2019, comprised of $5.9 million due by first quarter of 2018 and $2.5 million due first quarter of 2019. Revenue will be recognized in accordance with our revenue recognition policy (See "NOTE 1 - The Company and summary of significant accounting policies, - Revenue Recognition")
The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

	June 30, 2017	December 31, 2017
	(in millions)
Cash & cash equivalents	$39.9	$13.7

As of June 30, 2017, we had $39.9 million of cash and cash equivalents, an increase of $26.2 million from $13.7 million at December 31, 2016. This is primarily attributable to $25.0 million received from financing activities, $14.9 million provided by operating activities and $0.1 million investment proceeds, offset by $13.8 million net cash used in financing activities to redeem and retire Series A Preferred Stock.

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

	Six Months Ended June 30,
	2017	2016
	(in millions)
Net cash provided by operating activities	$14.9	$1.8

Net cash provided by (used in) investing activities	$0.1	$(0.3)

Net cash provided by financing activities	$11.2	$9.6

Cash flows from Operating Activities:

Net cash provided by our operating activities of $14.9 million during the six months ended June 30, 2017 is primarily due to the net income of $13.1 million, offset by $0.4 million of stock-based compensation and $1.4 million in changes in operating assets and liabilities. Net cash provided by our operating activities of $1.8 million during the six months ended June 30, 2016 is primarily due to a $0.3 million loss during the period, $1.6 million in changes in operating assets and liabilities and $0.5 million of stock based compensation.

Cash provided by Investing Activities:

During the six months ended June 30, 2017 and June 30, 2016, cash provided by and used in investing activities was immaterial.

Cash provided by Financing Activities:

Net cash provided by financing activities was $11.2 million during the six months ended June 30, 2017 versus $9.6 million during the six months ended June 30, 2016.  Cash provided by financing activities primarily resulted from the Series A-1 Preferred Stock Financing that closed June 19, 2017 totaling $14.4 million and Common Shares financing that closed June 30, 2017, totaling $10.4 million, offset by redeeming and retiring Series A Preferred Stock Financing of $13.8 million. During the six months ended June 30, 2016, net cash provided by financing activities primarily resulted from the Series A Preferred Stock Financing in May 2016.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of June 30, 2017, totaled $39.9 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Philip Hartstein, and our Chief Financial Officer and Treasurer, Michael D. Noonan, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2017, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
See "NOTE 8 - Litigation, Claims, and Assessments" to our Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during the quarter ended June 30, 2017 have been reported by the Company on Form 8-K filed with the SEC.

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

Dated:  August 10, 2017

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Noonan
Michael Noonan
Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Designation of Series A-1 Preferred Stock dated June 19, 2017 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on June 20, 2017)

4.1	Warrant dated June 19, 2017 between Finjan Holdings, Inc. and Soryn HLDR Vehicle II LLC (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on June 20, 2017)

10.1
Series A-1 Preferred Stock Purchase Agreement, dated June 15, 2017, between Finjan Holdings, Inc. and Soryn HLDR Vehicle II LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 20, 2017)

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