Form 10-Q
period 2017-09-30
FINJAN HOLDINGS, INC.
filed 2017-11-09
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 6, 2017, 27,707,329 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

 FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$33,395	$13,678
Accounts receivable	—	1,066
Prepaid expenses and other current assets	543	292
Total current assets	33,938	15,036

Property and equipment, net	167	203
Investment	2,618	2,745
Intangible assets, net	8,279	—
Other long-term assets	322	321
Total assets	$45,324	$18,305
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,831	$1,858
Accounts payable - related parties	13	88
Accrued expenses	504	1,832
Accrued income taxes	241	3
Warrant liability	1,783	—
Other liabilities, current - patent purchase	1,000	33
Total current liabilities	6,372	3,814
Other liabilities, non-current	91	119
Other liabilities, non-current - patent purchase	5,500	—
Total liabilities	11,963	3,933

Commitments and contingencies (Note 2)

Redeemable Preferred Stock
Series A Preferred stock - $0.0001 par value, no shares and 83,502 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (Liquidation preference of $13,777 at December 31, 2016)	—	13,486
Series A-1 Preferred stock - $0.0001 par value, 153,000 shares and no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (Liquidation preference of $18,934 at September 30, 2017)	18,009	—

Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; 153,000 shares designated Series A-1 Redeemable Preferred Stock at September 30, 2017	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 27,483,994, and 23,102,728 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3	2
Additional paid-in capital	23,722	18,140
Accumulated deficit	(8,373)	(17,256)
Total stockholders' equity	15,352	886
Total liabilities and stockholders' equity	$45,324	$18,305

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$1,141	$27,056	$9,988
Cost of revenues	—	—	4,008	2,237
Gross profit	—	1,141	23,048	7,751
Research and development expense	655	259	1,142	364
Selling, general and administrative expenses	5,112	4,184	14,284	10,953
Total operating expenses	5,767	4,443	15,426	11,317
Income (loss) from operations	(5,767)	(3,302)	7,622	(3,566)
Other income
Change in fair value of warrant liability	1,530	—	1,530	—
Income (loss) before income taxes	(4,237)	(3,302)	9,152	(3,566)
Provision for income taxes	—	—	269	—
Net income (loss)	(4,237)	(3,302)	8,883	(3,566)

Accretion of Preferred stock	—	(1,309)	(3,925)	(6,789)

Net income (loss) to common stockholders	$(4,237)	$(4,611)	$4,958	$(10,355)

Net income (loss) per share, basic	$(0.16)	$(0.14)	$0.36	$(0.16)
Net income (loss) per share, diluted	$(0.16)	$(0.14)	$0.34	$(0.16)

Net income (loss) per share applicable to common stockholders, basic	$(0.16)	$(0.20)	$0.20	$(0.45)
Net income (loss) per share applicable to common stockholders, diluted	$(0.16)	$(0.20)	$0.19	$(0.45)

Weighted-average common shares outstanding, basic	27,327,936	22,853,865	24,588,296	22,775,918
Weighted-average common shares outstanding, diluted	27,327,936	22,853,865	26,138,201	22,775,918

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$8,883	$(3,566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	257	42
Change in fair value of warrant liability	(1,530)	—
Stock-based compensation	641	682
Accounts receivable	1,066	—
Prepaid expenses and other current assets	(252)	137
Accrued expenses	(1,328)	1,848
Accounts payable	973	(88)
Accounts payable - related parties	(75)	(4)
Other current liabilities	(33)	(38)
Other non-current liabilities	(28)	—
Accrued income taxes	238	—
Net cash provided by (used in) operating activities	8,812	(987)

Cash flows from investing activities:
Purchase of intangible assets	(2,000)	—
Purchase of property and equipment	—	(9)
Purchase of additional investment	—	(550)
Proceeds from investments	127	—
Net cash used in investing activities	(1,873)	(559)

Cash flows from financing activities:
Proceeds from Common share offering, net of issuance costs	11,951	—
Proceeds from sale of Series A-1 preferred shares, net of issuance costs	14,375	—
Proceeds from sale of Series A preferred shares, net of issuance costs	—	9,490
Redemption of Series A Preferred shares	(13,777)	(2,593)
Proceeds from exercise of stock options	229	111
Net cash provided by financing activities	12,778	7,008
Net increase in cash and cash equivalents	19,717	5,462
Cash and cash equivalents - beginning	13,678	6,101
Cash and cash equivalents - ending	$33,395	$11,563

Supplemental disclosures of cash flow information:
Accretion of series A preferred stock to redemption value	$291	$6,789
Accretion of series A-1 preferred stock to redemption value	$3,634	$—
Series A-1 warrant liability	$3,313	$—
Patent purchase in exchange for payable	$6,500	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Finjan Holdings, Inc., a Delaware corporation (the “Company” or “Finjan Holdings”), is a cybersecurity company focused on licensing and enforcement, developing mobile security applications, providing consulting services, and investing in cybersecurity technologies and intellectual property.  Licensing and enforcement of its cybersecurity technology patent portfolio is operated by its wholly-owned subsidiary Finjan, Inc. (“Finjan”). Development and licensing of select former patents of International Business Machines Corporation, a New York corporation (“IBM”) (NYSE: IBM) in the security sector are operated by its wholly-owned subsidiary Finjan Blue, Inc. (“Finjan Blue”).  The mobile security business is operated by its wholly owned subsidiary Finjan Mobile, Inc., ("Finjan Mobile") and the consulting services business is operated by its wholly-owned subsidiary, CybeRisk Security Solutions LLC ("CybeRisk"). Revenues and operations from the Company's Finjan Blue security business, Finjan Mobile security business and the Company's CybeRisk advisory services were deemed immaterial for the three and nine months ended September 30, 2017 and 2016.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the year ending December 31, 2017, or any other interim or future periods.

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

LONG-LIVED ASSETS SUBJECT TO AMORTIZATION

Amortization of intangible assets with finite lives are amortized over their estimated useful lives. The Company reviews them for impairment periodically or whenever impairment exists. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the estimate of fair value is based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions as deemed appropriate and would be based on generally accepted valuation methodologies.

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

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all of its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of September 30, 2017, and December 31, 2016, substantially all of the Company’s cash and cash equivalents are uninsured.

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

The accounting treatment of derivative financial instruments requires that the Company record the warrant, at its fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

            The Monte Carlo Valuation model is used to estimate the fair value of the warrant. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the instrument granted.

The principal assumptions used in applying the model were as follows:

For Three and Nine Months Ended September 30, 2017
Assumptions:
Risk-free interest rate	1.5% - 1.6%
Expected life	3 years
Expected volatility	60%
Dividends	0.0%

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

A summary of the Company's Level 3 derivative liabilities for the nine months ended September 30, 2017 is as follow (in thousands):

Balance, December 31, 2016	$—
Fair value of derivative liabilities at issuance	3,313
Fair value change of derivative liabilities	(1,530)
Balance, September 30, 2017	$1,783

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)
Numerator:
Net income (loss) to common stockholders	$(4,237)	$(4,611)	$4,958	$(10,355)

Denominator:
Weighted-average common shares, basic	27,327,936	22,853,865	24,588,296	22,775,918
Weighted-average common shares, diluted*	27,327,936	22,853,865	26,138,201	22,775,918
Net income (loss) per common share:
Basic:	$(0.16)	$(0.20)	$0.20	$(0.45)
Diluted:	$(0.16)	$(0.20)	$0.19	$(0.45)

* The diluted earnings per common share included 462,046 unvested Restricted Stock Units and the weighted average effect of 1,087,859 stock options that are potentially dilutive to earnings per share for the nine months ended September 30, 2017, since the exercise price of such securities was less than the average market price during the period. For the three months ended September 30, 2017 and three and nine months ended September 30, 2016, these securities would be anti-dilutive and were excluded.

Potentially dilutive common shares from employee equity plans are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive and consist of the following:

	September 30,
	2017	2016
Stock options	1,620,507	1,718,832
Warrants	2,355,506	—
Restricted Stock Units	462,046	431,747
Total	4,438,059	2,150,579

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

The tax provision for the nine months ended September 30, 2017 is solely comprised of federal alternative minimum tax.  During the nine months ended September 30, 2017, the Company used approximately $7.7 million of its net operating loss carryforwards, resulting in a reduction to the deferred tax valuation allowance of approximately $2.6 million. No tax provision was recorded for the three and nine months ended September 30, 2016 due to the operating loss generated in the period. For the three months ended September 30, 2017, the income tax provision was deemed immaterial.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. The Company has established an implementation plan and believes the systems in place are adequate to support application of this guidance. The Company expects to adopt this guidance in the first quarter of fiscal 2018. The Company is evaluating the impact of adopting this new accounting standard on its condensed consolidated financial statements.

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

NOTE 2 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of September 30, 2017 (in thousands):

For the year ending December 31,
2017 (remaining three months)	$172
2018	459
$631

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $41,000 and $69,000 as of September 30, 2017 and December 31, 2016, respectively, and is included in non current liabilities on the condensed consolidated balance sheets.

Rent expense was $197,000 and $573,000 for the three and nine months ended September 30, 2017, respectively, and $188,000 and $586,000 for the three and nine months ended September 30, 2016, respectively.

Rental income was $89,000 and $267,000 for the three and nine months ended September 30, 2017, respectively, and $88,000 and $260,000 for the three and nine months ended September 30, 2016, respectively.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under the sublease agreements as of September 30, 2017 are as follows (in thousands):

For the year ending December 31,	New York	Menlo Park	Total
2017 (remaining three months)	$42	$33	$75
2018	127	—	127
	$169	$33	202

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

On June 8, 2015, the Company received a cash distribution of $0.8 million as a portion of a gross entitlement of $1.3 million from its investment in the JVP Fund, the remainder $0.5 million was reinvested in the fund. Along with its cash investments of $2.3 million, it represents a total investment of $2.6 million, net of $0.13 million distribution received from JVP Fund as of

March 31, 2017, the distribution is a portion of the proceeds allocated to the Company's investment. As of September 30, 2017, the Company has a $2.7 million outstanding capital commitment to the venture capital fund, which can be called any time.

Contractual Commitments

Finjan Mobile

On April 21, 2017, the Company and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will utilize the VPN Platform as part of its Vital Security™ suite of product offerings. Avira also granted Finjan Mobile related license rights in connection with the Distribution Agreement and starting July 1, 2017, Finjan Mobile will pay Avira $3.9 million in fees under the Distribution Agreement, payable in 12 quarterly installments of $325,000 over the next 3 years. The Company has analyzed the terms of the agreement and has accounted for the transaction as a service agreement, to be expensed over the service period. As of September 30, 2017, the Company has a $3.6 million contractual obligation due over the next 11 quarters.

Finjan Blue

The Company and Finjan Blue entered into a Patent Assignment and Support Agreement (the “Patent Assignment Agreement”) with IBM effective as of August 24, 2017. Pursuant to the Patent Assignment Agreement, Finjan Blue acquired select IBM patents in the security sector (the “IBM Security Patents”) in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years. The Company’s initial $2.0 million payment was made on August 24, 2017. For the three and nine months ended September 30, 2017, the Company recorded $0.2 million in amortization of these intangible assets. There were no similar expenses in 2016. In accordance with ASC 350-30-35-2 through 35-4, Intangibles-Goodwill and Other, the Company determined that the useful life of the patents acquired under the Patent Assignment and Support Agreement should be amortized is the four year term of the agreement. These costs are pre-revenue and charged to selling, general and administrative expenses accordingly.

IBM will support Finjan Blue in its development and licensing of the IBM Security Patents and provide assistance for such efforts as needed for the term of the Agreement and Finjan Blue will reimburse IBM for reasonable time and out of pocket costs for such assistance, however IBM will not receive further proceeds from such efforts. IBM does have reservation of rights with respect to the IBM Security Patents for its current licensees and open source initiatives.

NOTE 3 - ACCRUED EXPENSES

The components of accrued expenses are as below:

	September 30, 2017	December 31, 2016
	(in thousands)
Legal - Litigation / Licensing	$100	$1,195
Compensation	194	560
Other	210	77
	$504	$1,832

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

On June 3, 2016, Finjan entered into a Patent License, Settlement and Release Agreement (the "Proofpoint Agreement") with Proofpoint, Inc. and Armorize Technologies (collectively, “Proofpoint”). The Proofpoint Agreement provides for the licensee to pay Finjan the sum of $10.9 million in cash, in which $4.3 million was received on June 6, 2016, $3.3 million was received on December 28, 2016, and $3.3 million is payable on or before January 3, 2018. The Company recognized $4.3 million and $3.3 million of the $10.9 million license as revenues as of June 30, 2016 and December 28, 2016, respectively, in accordance with the Company’s revenue recognition policy as described in Note 1. The remaining balance of $3.3 million under the terms of the Proofpoint Agreement will be recognized as revenues when collectability is reasonably assured. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant Proofpoint a non-exclusive, irrevocable (except in the case of non-payment by Proofpoint or other material breach), worldwide license under Finjan Patents during the Term as specified in the Proofpoint Agreement.

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock

Series A

During the nine months ended September 30, 2017, the Company redeemed $13.8 million or 83,502 shares of the Company's Series A Preferred stock; $8.4 million reduced the original recorded value of the Series A Preferred stock and $5.4 million reduced the accreted value. As a result, the Company has now retired all shares of Series A Preferred Stock issued in its $10.2 million Series A Preferred Stock financing.

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

The redemption feature is also at the option of the holder in accordance with the terms and conditions set forth in the Certificate of Designation and is redeemable as a percentage of certain revenues, which varies by type of revenue as well as date received. These revenues include monetary awards, damages, fees, recoveries, judgments in a suit, as well as monies received from gross licensing, royalty or similar revenue. Such monetary awards are not solely within the control of Finjan, however, have not been triggered as of September 30, 2017.

The Company accretes changes in redemption value over the period from the date of issuance to the earliest redemption dates of the security. The increase in the redemption value is a deemed dividend that increases the carrying value of the Series A-1 Preferred Stock to equal the redemption value at the end of each reporting period with an offsetting decrease to additional paid-in-capital. During the nine months ended September 30, 2017, the Company recorded a deemed dividend of $3.6 million, representing an increase to the Series A-1 Preferred Stock's redemption (liquidation) value, net of costs.

The Company also agreed to issue to Soryn HLDR a fully vested common stock warrant (the “Warrant”), to purchase 2,355,506 shares of common stock, $0.0001 par value per share of the Company at an exercise price of $3.18 per share, the Warrant has a term of three years. The closing of 2,000,000 shares occurred on June 19, 2017, 309,136 occurred June 30, 2017 and 46,370 on July 25, 2017. The Warrant has the rights to acquire a variable amount of common stock at a fixed price for the first 15 months. Under ASC 815-40-15-8A, the Warrant is not considered indexed to the Company’s stock, and thus it has a derivative feature and has been classified as a liability. The Company has valued the Warrant at inception using a Monte Carlo valuation model, recording a $3.3 million Warrant liability at inception. The warrant was revalued at September 30, 2017, reducing the Warrant liability by $1.5 million to $1.8 million, the change in the fair value of the warrant was recorded in Other Income. As of September 30, 2017 the aggregate intrinsic value of the warrant was $0, with a weighted average contracted term of 3 years.

Common Stock

On June 30, 2017, the Company completed an underwriting agreement (the “Underwriting Agreement”) with B. Riley & Co., LLC (the “Underwriter”) pursuant to which the Company agreed to issue and sell an aggregate of 3,600,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”), at a public offering price of $3.15 per share gross proceeds, with net proceeds to the Company of $2.90 per share, for a total of $10.4 million. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters a 30-day over-allotment option to purchase an additional 540,000 shares of Common Stock, which was exercised July 21, 2017. The Company received $1.6 million net proceeds from the exercise of the over-allotment,

On June 30, 2017, as a result of the common stock offering, pursuant to the terms and conditions of the Warrant issued to Soryn HLDR, the number of shares of Common Stock exercisable under the Warrant increased from 2.0 million to 2.3 million. On July 21, 2017, upon the exercise of the over-allotment option the number of shares of Common Stock for which such Warrant is exercisable increased an additional 0.05 million shares. The Warrant is exercisable at $3.18 per common share for all such shares.

NOTE 6 – STOCK BASED COMPENSATION

On July 10, 2014, the Company’s stockholders approved the Finjan Holdings, Inc. 2014 Incentive Compensation Plan (the "2014 Plan") at the annual meeting of stockholders, pursuant to which 2,196,836 shares of common stock were authorized for issuance.

Upon shareholder approval of the 2014 Plan, the 2013 Global Share Option Plan was terminated, other than with respect to options outstanding under such plan 1,620,507 options remain outstanding under the 2013 and 2014 plans as of September 30, 2017.

On June 24, 2015, the Company adopted the 2015 Israeli Sub-plan (the “2015 Israeli Sub-plan”) to the Company’s 2014 Plan, which enables the Company to grant options, and issue shares of common stock to employees and non-employees, who are employed by the Company or any of its affiliates, who are residents of the State of Israel.

On June 21, 2017, at the annual meeting of stockholders, the Company's shareholders approved an increase of 1,000,000 shares to the Finjan Holdings, Inc. 2014 Plan. As of September 30, 2017, the Company has 1,670,276 shares available for issuance under the 2014 Plan.

The Company has issued a total of 1,213,084 Restricted Stock Units ("RSUs") of which 462,046 remain outstanding as of September 30, 2017.  RSUs generally vest over three or four years, with one-third or one-fourth, respectively, vesting on the one-year anniversary followed by quarterly vesting thereafter.

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

During the three and nine months ended September 30, 2017, the Company expensed $221,000 and $641,000, respectively, and $229,000 and $682,000 for the three and nine months ended September 30, 2016, respectively, of stock-based compensation in the condensed consolidated statements of operations. All stock-based compensation expenses were related to selling, general and administration. The aggregate intrinsic value of stock options and RSU's outstanding and exercisable as of September 30, 2017 was $2.4 million.

During the three and nine months ended September 30, 2017, the Company granted options to purchase zero and 165,000 shares of common stock, respectively. During the three and nine months ended September 30, 2017, the Company granted 176,212 and 376,212 RSUs of common stock, respectively.

During the three and nine months ended September 30, 2017, 21,840 and 141,840 stock options were exercised, resulting in cash proceeds of $0.2 million, respectively.

Number of Options Outstanding and Exercisable		Number of RSUs Outstanding

Outstanding 2013 & 2014 Plans – December 31, 2016	1,607,347	Non vested - December 31, 2016	185,260
Options granted	165,000	Shares granted	376,212
Options exercised	(141,840)	Shares vested	(99,426)
Options forfeited	(10,000)	Shares forfeited	—
Options expired	—	Shares expired	—
Outstanding – September 30, 2017	1,620,507	Non Vested & Outstanding - September 30, 2017	462,046
Exercisable – September 30, 2017	1,255,822

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Nine Months Ended September 30,
	2017	2016
Volatility	132% - 141%	149% - 152%
Expected term (in years)	6	7
Risk-free rate	1.82% - 2.19%	1.22% - 1.26%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per option	$1.45 - 3.32	$0.96 - 1.15

As of September 30, 2017, total compensation cost not yet recognized related to unvested stock options was approximately $1.1 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Options granted during the nine months ended September 30, 2017 had a weighted average exercise price of $1.61 per share, and a weighted average contractual term of 10 years.

The risk-free interest rate is based on the U.S. Treasury rates with maturities similar to the expected term of the option. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate and was based on historical volatility of comparative companies that are similar to the Company. For the nine months ended September 30, 2017, the Company updated its volatility assumptions to reflect the increased trading history in the Company’s stock. The expected term was estimated using the simplified method. The simplified method calculates the expected term as the average of the time to vesting and the contractual life of the option. The dividend yield is 0% as the Company has never declared or paid any cash dividends and does not anticipate paying dividends in the future.

NOTE 7 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 and $114,000 in legal fees to the firm for both three and nine months ended September 30, 2017, and 2016, respectively. As of September 30, 2017, and December 31, 2016, the Company had balances due to this firm of $13,000 and $88,000 respectively.

The Company obtained social media and investor related services from a firm in which the Company’s Chief Financial Officer holds a 50% interest. The Company incurred approximately $22,000 in fees to the firm during the nine months ended September 30, 2016. The Company canceled this agreement in June 2016.

NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., Case No. 13-cv-03133SBA, (N.D. Cal)

Finjan filed a patent infringement lawsuit against FireEye, Inc. (“FireEye”) in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. Finjan amended its Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. Finjan seeks entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered Finjan's Amended Complaint on September 3, 2013, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 2, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of U.S. Patent Nos. 7,058,822 (“the ‘822 Patent”) and 7,647,633 (“the ‘633 Patent”). Accordingly, the action was placed off calendar until the U.S. Patent and Trademark Office ("USPTO") completed its administrative reexamination proceedings. On February 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-8 and 16-27 of the ‘822 Patent. On May 31, 2016, pursuant to the Court’s Order Granting Motion to Stay Pending Reexamination, the parties filed a joint status report regarding the status of reexamination proceedings of the ‘822 and ‘633 Patents. On September 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-7 and 28-33 of the ‘633 Patent. On October 4, 2016, the Court directed the parties that if FireEye intends to file a Renewed Motion to Stay, it must do so by November 4, 2016. On November 3, 2016, FireEye filed its Renewed Motion for Stay. Finjan's response to the motion was filed November 17, 2016, and FireEye filed a reply on November 23, 2016. The Court vacated the hearing on the Motion to stay scheduled for December 14, 2016 and stated that the Motion will be decided on the pleadings. On March 28, 2017, the Court denied FireEye’s Renewed Motion to Stay the case. On April 20, 2017, the Court conducted a case management conference. On May 1, 2017, the Court issued a Scheduling order setting a claim construction hearing for January 28, 2018. On May 31, 2017, FireEye filed an Amended Answer to Finjan’s First Amended Complaint, and Finjan filed a Second Amended Complaint to add claims of willful infringement and claims of infringement of U.S. Patent No. 8,141,154. On June 14, 2017, Finjan filed an answer and counterclaims to FireEye’s Amended Counterclaims and FireEye filed an answer to Finjan’s Second Amended Complaint. On June 29, 2017, Finjan filed an answer to FireEye's Amended Counterclaims. A claim construction/Markman hearing is scheduled for January 18, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., Case No. 13-cv-03999-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., (“Blue Coat”) in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,333. The principal parties in this proceeding are Finjan and Blue Coat. This action is before the Honorable Judge Beth Labson Freeman. The Court held a claim construction hearing, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844, 7,058,822, 7,418,731, and 7,647,633," on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118.  Trial for this action took place from July 20, 2015 through August 4, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan approximately $39.5 million in damages as reasonable royalties for Blue Coat's infringement. On September 9, 2015, the Court held a bench trial on non-jury legal issues, and issued findings of fact and conclusions of law on November 20, 2015. On November 20, 2015, the Court entered Judgment in favor of Finjan. On January 29, 2016, the Court taxed costs against Blue Coat. A hearing for the parties’ post-trial motions was held on April 28, 2016. On July 18, 2016, the Court issued an order upholding the jury’s verdict of infringement, validity, and damages, and denying Blue Coat’s motion to amend the Court’s findings of fact and conclusions of law, denying Blue Coat’s motion for judgment as a matter of law, granting Blue Coat’s motion to amend the judgment to show infringement under the doctrine of equivalents is moot for U.S. Patent Nos. 6,154,844, 6,804,780, and 6,965,968, denying Blue Coat’s motion for a new trial, denying Finjan’s motion for enhanced damages, granting Finjan’s motion for pre-and post-judgment interest, and denying Finjan’s motion for attorneys’ fees. Blue Coat filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on August 17, 2016, and an Amended Notice of Appeal on August 22, 2016. On September 2, 2016, the parties submitted a joint stipulation for approval of a supersedeas bond and a stay of enforcement of the judgment pending the resolution of Blue Coat’s appeal. On September 7, 2016, the Court approved Blue Coat’s bond in the amount of $40,086,172.78. Blue Coat filed its Opening Appellant Brief on December 20, 2016, and appealed the patent eligibility of U.S. Patent No. 6,154,844, infringement of U.S. Patent Nos. 6,154,844, 6,965,968, and 7,418,731, and the jury’s damages award. Finjan filed its Response Brief on January 30, 2017. Blue Coat filed its Reply Appeal Brief on February 13, 2017. The hearing before the Federal Circuit was held on September 8, 2017. No decision has been entered to date. Finjan has not received any revenue from Blue Coat with respect to this lawsuit. There can be no assurance that Finjan will be successful in collecting the full amount of the jury award.

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

Trial for this action took place from September 6, 2016 through September 21, 2016. On September 21, 2016, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable. Further, the jury returned a unanimous verdict that Sophos literally infringed U.S. Patent Nos. 6,154,844, 8,677,494, 6,804,780, 7,613,926 and 8,141,154 and awarded Finjan $15 million in damages. The jury found that Sophos did not willfully infringe Finjan’s patents. On October 31, 2016, the Court entered Judgment in favor of Finjan. Sophos filed post-trial motions on December 20, 2016, asking the Court to overturn jury’s determination and to find that there was no infringement, that U.S. Patent Nos. 6,154,844 and 8,677,494 are not patent eligible, the damages were improper, and that collateral estoppel should apply, or, in the alternative, grant a new trial. The Court held a hearing on the post-trial motions on January 18, 2017, and on March 14, 2017, the Court issued an order denying Sophos’ request to overturn the jury’s determination and to find that there was no infringement, held that U.S. Patent Nos. 6,154,844 and 8,677,494 are patent eligible, that damages were proper, that collateral estoppel was not applicable, and denied the request for a new trial. The Court also granted Finjan’s request for pre- and post-judgment interest. On March 30, 2017, the parties entered into a settlement agreement, see Note 4 and on April 4, 2017, the Court ordered, pursuant to stipulation between the parties, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Blue Coat Systems LLC, Case No. 5:15-cv-03295-BLF (N.D. Cal.)

Finjan filed a second patent infringement lawsuit against Blue Coat Systems LLC (“Blue Coat”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580 (collectively, the “asserted patents”), through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. Finjan seeks entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat filed its Answer to the Complaint with Jury Demand and Counterclaim with Jury Demand against Finjan on September 8, 2015. On September 29, 2015, Finjan filed its Answer to Blue Coat’s Counterclaim. This second Blue Coat action is also assigned to the Honorable Beth Labson Freeman. On December 15, 2015, Blue Coat filed a Motion to Stay the case pending final resolution of Case 5:13-cv-03999-BLF, and Motions for Joinder of several Petitions for Inter Partes review (“IPR”) on five of seven asserted patents, and Ex Parte Reexamination requests for two asserted patents, filed previously by other defendants. A case management conference was held on December 17, 2015. On March 1, 2016 Finjan filed an amended Complaint to add existing Finjan U.S. Patent No. 9,141,786 and two newly issued Finjan U.S. Patent Nos. 9,189,621 (issued November 17, 2015) and 9,219,755 (issued December 22, 2015). On March 18, 2016, Blue Coat filed its Answer to the Amended Complaint and Counterclaims with Jury Demand. On April 8, 2016, Finjan filed its Answer to Blue Coat’s Counterclaims. On April 28, 2016, the Court held a hearing on Blue Coat’s motion to stay. On June 10, 2016, Finjan notified the Court on the status of the IPR and Ex Parte Reexamination proceedings for the asserted patents. On June 27, 2016, Finjan filed an Amended Answer to Blue Coat’s counterclaims, adding an affirmative defense of collateral estoppel. On June 27, 2016, Blue Coat filed an Amended Answer to Finjan’s Amended Complaint. On July 11, 2016, Finjan filed a motion to strike certain affirmative defenses in Blue Coat’s Amended Answer, and a reply to Blue Coat’s counterclaims. On July 26, 2016 the Court denied Blue Coat's motion to stay the second case pending proceedings before the USPTO and the United States Patent Trial and Appeal Board’s (“PTAB”). On July 28, 2016 Finjan filed a motion for preliminary injunction against Blue Coat. The preliminary injunction would prohibit Blue Coat from making, using, offering to sell or selling within the U.S. or import into the U.S. the Dynamic Real-Time Rating component of Blue Coat’s WebPulse product. On August 12, 2016, the parties filed a joint claim construction statement setting forth the parties’ undisputed and disputed claim terms. On August 19, 2016, the Court issued an Order setting a schedule for discovery relating to Finjan’s preliminary injunction motion. On August 23, 2016, Blue Coat filed a motion to strike Finjan’s infringement contentions on the grounds of collateral estoppel and res judicata, which Finjan opposed on September 27, 2016. On September 16, 2016, Blue Coat filed a motion for judgment on the pleadings under 35 U.S.C. § 101, claiming that the asserted claims of the ‘494 patent are ineligible for lack of patentable subject matter. The Court held a claim tutorial hearing on February 3, 2017, but canceled the Markman hearing when Finjan and Blue Coat agreed to the meaning of all terms. The hearing on Finjan's Motion to Strike Blue Coat's Sixth, Ninth and Tenth Affirmative Defenses, Finjan's Motion for Preliminary Injunction and Blue Coat's Motion for Judgment on the Pleadings was heard on November 10, 2016. On November 14, 2016, the Court granted-in-part Finjan’s Motion to Strike Blue Coat’s Affirmative Defenses. On November 22, 2016, the Court denied Finjan’s Motion for a Preliminary Injunction. On December 13, 2016, the Court denied Blue Coat’s Motion for Judgment on the Pleadings. On January 31, 2017, the Court granted-in-part and denied-in-part Finjan’s motion to compel discovery from Blue Coat. On February 7, 2017, Finjan supplemented its infringement contentions. On February 2, 2017, the Court granted-in-part and denied-in-part Blue Coat’s Motion to Strike Finjan’s Infringement Contentions. On April 18, 2017, Blue Coat filed a Motion to Strike Portions of Finjan’s Expert Reports. Finjan filed its opposition brief on May 2, 2017. On May 9, 2017, Blue Coat filed its reply brief in support of its Motion to Strike Portions of Finjan’s Expert Reports. The Court scheduled Blue Coat’s motion to strike to be heard on July 20, 2017. On May 17, 2017, Finjan filed a Motion for Summary Judgment of Infringement and Validity and Blue Coat filed a Motion for Summary Judgment of Noninfringement. The Parties filed their opposition briefs to the summary judgment motions on May 31, 2017, and their reply briefs on June 7, 2017. A summary judgment hearing was held on June 22, 2017.On July 28, 2017, the Court granted in part and denied in part Blue Coat’s motion to strike Finjan’s infringement expert reports. The Court also issued an order regarding the parties’ motions for summary judgment on July 28, 2017. In its Order, the Court granted Blue Coat’s motion for summary judgment of non-infringement of certain products for U.S. Patent Nos. 8,566,580 and certain products for U.S. Patent No. 9,141,786; denied the remainder of Blue Coat’s motion for summary judgment; granted Finjan’s motion for summary judgment of validity of U.S. Patent Nos. 7,418,731, 8,677,494, 8,566,580, 8,154,844, and 6,965,968; and denied the remainder of Finjan’s motion for summary judgment. A pretrial conference was held on October 5-6, 2017. On October 31, 2017, the Court granted the parties’ stipulation to narrow issues for trial. In the stipulation, the parties stipulated to withdraw Blue Coat’s affirmative defenses of invalidity and laches and counterclaims of invalidity, and Finjan’s affirmative defenses of waiver and collateral estoppel-issue preclusion as those defenses relate to invalidity. The parties also stipulated to withdraw Finjan’s claims of infringement regarding the ‘086 Patent, the ‘755 Patent, claims 1 and 7 of the ‘844 Patent, claim 2 of the ‘731 Patent, and claims 14 and 16 of the ‘494 Patent, and all accused product combinations containing the Security Analytics, ProxySG, and Content Analysis System products, and Blue Coat’s counterclaims and affirmative defenses of non-infringement regarding the ‘086 Patent, the ‘755 Patent, claims 1 and 7 of the ‘844 Patent, claim 2 of the ‘731 Patent, claims 14 and 16 of the ‘494 Patent, and all accused product combinations containing the Security Analytics, ProxySG, and Content Analysis System products. The parties also stipulated to withdraw the ‘086 Patent and jointly seek termination of the inter partes review concerning the ‘086 Patent with respect to Blue Coat (IPR2016-01444) as well as dates damages commence for the asserted patents for the purpose of the jury calculating damages. Trial began October 31, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

On August 25, 2016, Symantec filed an administrative motion requesting leave to submit supplemental authority regarding various claim construction issues and requesting the Court take judicial notice of statements made during and in connection with the IPR proceedings. Finjan opposed the motion on August 28, 2016. On August 24, 2016, Finjan filed a request that the Court take judicial notice of the PTAB’s construction of certain claim terms in connection with its denial to institute inter partes review with respect to U.S. Patent Nos. 7,613,926 and 8,677,494. On August 25, 2016, Finjan filed a request that the Court take judicial notice of the PTAB’s construction of certain claims in connection with its granting-in-part of inter partes review of U.S. Patent No. 8,677,494 and denial of inter partes review of U.S. Patent No. 7,613,926. Following a hearing on November 3, 2016, the Court granted the Motion and ordered the parties to file a joint statement by no later than November 11, 2016, proposing an expedited schedule for disclosures, briefs, and a Markman hearing if "deemed necessary by the Court". Finjan filed an opening supplemental claim construction brief on November 29, 2016, Symantec filed a responsive supplemental claim construction brief on December 13, 2016, and Finjan filed a reply brief on December 20, 2016. A supplemental Markman Hearing was held on January 20, 2017. The Court issued a Claim Construction Order on February 10, 2017. The Court issued an Order denying Symantec’s Motion to Strike Finjan’s Infringement Contention and Sanctions on February 15, 2017. A case management conference was held on February 21, 2017 to discuss the schedule of the case. On March 14, 2017, the Court issued an order scheduling summary judgment motions to be filed by September 22, 2017, the pretrial conference to be held on February 27, 2018, and a 10-day trial to commence on April 9, 2018. On March 24, 2017 and May 26, 2017, the parties provided updates on settlement discussions to the Court. On July 28, 2017, Symantec filed a Motion to Strike Finjan’s Doctrine of Equivalents Infringement Contentions. Finjan’s opposition to Symantec’s Motion to Strike was filed on August 11, 2017, and Symantec’s Reply was filed on August 18, 2017. On September 13, 2017, the Court issued an order denying Symantec’s Motion to Strike Finjan’s Doctrine of Equivalents Infringement Contentions. On August 18, 2017, IAC Search & Media, Inc. (“IAC”) filed a Motion to Intervene and Sever with respect to claims related to the ‘182 Patent. Finjan and Symantec filed their respective Opposition to IAC’s Motion to Intervene on September 1, 2017, and IAC filed its Reply on September 8, 2017. On September 29, 2017, the Court granted IAC’s request to intervene and extend the case schedule, and declined to sever the claims related to the ‘182 Patent. On October 10, 2017, the Court issued an order scheduling summary judgment motions to be filed on January 11, 2018, the summary judgment hearing on February 15, 2018, and a pretrial conference on June 5, 2018. Trial is scheduled for July 9, 2018. On October 19, 2017, Finjan filed a motion to amend its answer to add collateral estoppel as an affirmative defense, and Symantec filed its opposition on November 2, 2017. Finjan will file its reply in support of its motion to amend its answer to add collateral estoppel as an affirmative defense on November 9, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183 (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC (“ESET, LLC”) and ESET SPOL S.R.O. (“ESET SPOL”) (collectively, “ESET”) in the United States District Court for the Northern District of California on July 1, 2016 (Case No. 3:16-cv-03731-JD (N.D. Cal.)), which was transferred to the Southern District of California on January 31, 2017. This action is currently before the Honorable Cathy Ann Bencivengo. A Case Management Conference was held on March 20, 2017. On October 20, 2016, defendant ESET, LLC filed a motion to dismiss Finjan’s Complaint for failure to state a claim for patent infringement. On November 2, 2016, defendant ESET SPOL filed a motion to dismiss Finjan’s Complaint for lack of personal jurisdiction and for failure to state a claim for patent infringement. A hearing regarding ESET’s motions to dismiss was held on March 20, 2017. On March 21, 2017, the Court denied the motions to dismiss. On April 3, 2017, ESET SPOL S.R.O. and ESET, LLC filed Answers to Finjan’s Complaint, by denying Finjan's allegations of infringement and asserting counterclaims of non-infringement and invalidity, unenforceability, and invalidity under 35 U.S.C. §§ 101, 102, 103, 112, and/or 116. Both parties have demanded a jury trial.  On April 10, 2017, the Court issued an order regarding claim construction briefing and discovery, and scheduled a Markman hearing for September 25, 2017. On April 24, 2017, Finjan filed (i) a motion to strike Defendants' affirmative defenses and to dismiss Defendants' counterclaims; and (ii) answers to Defendants' counterclaims. On May 16, 2017, ESET filed its Opposition to Finjan’s motion to strike and motion to dismiss, and on May 23, 2017, Finjan filed its Reply in support of its motion to strike and motion to dismiss. On June 12, 2017, the Parties filed a Joint Claim Construction and Hearing Statement. On July 24, 2017, the Court granted Finjan’s motion to strike ESET’s affirmative defenses and dismiss counterclaims with leave to amend. ESET filed its Amended Answer and Counterclaims on August 4, 2017. On August 28, 2017, Finjan filed a Motion to Strike ESET’s Amended Affirmative Defenses and Dismiss Amended Counterclaims, ESET filed its Opposition on September 18, 2017, and on September 25, 2017, Finjan filed its Reply. The Court denied Finjan’s Motion to Strike ESET’s Amended Affirmative Defenses and Dismiss Amended Counterclaims on October 2, 2017. The Court held a Markman hearing on September 25 and 26, 2017. On October 16, 2017, Finjan filed its Answer to ESET’s Amended Counterclaims. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. Cisco Systems, Inc., Case No. 17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,647,633, 8,141,154 and 8,677,494 through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of a judgment that Cisco has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. Finjan filed a Proof of Service for January 12, 2017 on January 18, 2017. This matter is assigned to the Honorable Beth Labson Freeman, United States District Judge. On March 6, 2017, Cisco answered Finjan’s Complaint by denying Finjan’s allegations of infringement, and alleging a counterclaim of breach of contract. On March 27, 2017, Finjan filed an amended complaint. On April 7, 2017, the Court granted the parties’ stipulation that Cisco has until April 24, 2017 to answer or otherwise respond to Finjan’s First Amended Complaint. On April 24, 2017, the Court granted the parties’ stipulation for Cisco to answer or otherwise respond to Finjan’s First Amended Complaint by April 26, 2017. On April 26, 2017, Cisco filed a motion to dismiss Finjan's first amended complaint for failure to state a claim for willful infringement. On May 10, 2017, Finjan filed an opposition brief to Cisco’s motion to dismiss, and Cisco filed a reply brief to its motion to dismiss on May 17, 2017. On June 1, 2017, the parties filed a joint case management statement. On June 7, 2017, the Court granted Cisco’s motion to dismiss with leave to amend. A case management conference was held on June 8, 2017, during which the Court set the following dates:  October 31, 2019 for summary judgment hearings, March 26, 2020 for Daubert hearings, April 23, 2020 for the final pretrial conference and June 1, 2020 for trial.  The Court also set dates for the claim construction tutorial and hearing, which were later moved to June 7, 2018 for the tutorial and June 15, 2018 for the hearing. On June 16, 2017, the Court granted the parties’ stipulation for Cisco to answer or otherwise respond to Finjan’s complaint within 14 days of Finjan’s deadline to file a second amended Complaint. On July 7, 2017, Finjan filed a Second Amended Complaint. On July 21, 2017, Cisco filed a motion to dismiss Finjan’s Second Amended Complaint.  Finjan’s opposition to Cisco’s motion to dismiss was filed on August 4, 2017, Cisco filed its reply on August 15, 2017 and the hearing is set for December 14, 2017. The last date to hear dispositive motions is October 31, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket Nos. 2 Ni 53/16 (EP). 4c O 33/16 (Düsseldorf District Court and Munich Court)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O. (ESET SPOL"), a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. The infringement hearing was held on October 5, 2017. No decision has been entered into to date. On November 24, 2016, ESET filed a nullity action. Finjan responded to the nullity action contesting the nullity action completely and requesting the Court to reject the action and impose the cost of the proceedings to the claimant. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. SonicWall, Inc., Case No. 5:17-cv-04467 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against SonicWall, Inc. (“SonicWall”) in the United States District Court for the Northern District of California on August 4, 2017, asserting that SonicWall is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 6,804,780, 7,613,926, 7,647,633, 8,141,154, 8,677,494, 7,975,305, 8,225,408, and 6,965,968, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Appliance Products utilizing Capture ATP and/or Gateway Security Services and Email Security Products utilizing Capture ATP and/or Gateway Security Services. Finjan seeks entry of a judgment that SonicWall has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Beth Labson Freeman, United States District Judge. A case management conference is scheduled for December 14, 2017. On October 13, 2017, SonicWall filed a Motion to Dismiss Finjan’s Complaint for Failure to State a Claim for Willful Infringement. Finjan filed its Opposition on October 27, 2017, and SonicWall’s Reply was due November 3, 2017. A hearing regarding the Motion to Dismiss is scheduled for March 29, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Bitdefender Inc., et al., Case No. 5:17-cv-04790 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Bitdefender Inc. and Bitdefender S.R.L. (“Bitdefender”) in the United States District Court for the Northern District of California on August 16, 2017, asserting that Bitdefender is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,930,299, 8,141,154, and 8,677,494, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Total Security, Family Pack, Internet Security, Antivirus Plus, Security for XP and Vista, Antivirus for Mac, Mobile Security, GravityZone Enterprise Security, GravityZone Elite Security, GravityZone Advanced Business Security, GravityZone Business Security, Hypervisor Introspection, Security for AWS, Cloud Security for MSP, GravityZone for xSP, and BOX. Finjan seeks entry of a judgment that Bitdefender has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. Bitdefender’s answer is to be filed on November 23, 2017. This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge. A case management conference is scheduled for November 21, 2017. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Juniper Networks, Inc., Case No. 4:17-cv-05659 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Juniper Networks, Inc. (“Juniper”) in the United States District Court for the Northern District of California on September 29, 2017, asserting that Juniper is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,647,633, 7,613,926, 8,141,154, 8,677,494, 7,975,305, and 8,225,408, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to,

SRX Gateways, SRX Gateways using Sky ATP, and Contrail. Finjan seeks entry of a judgment that Juniper has infringed and is infringing the asserted patents, has and is inducing infringement, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable William H. Alsup, United States District Judge. A case management conference is set for January 11, 2018. On November 8, 2017, the parties filed a stipulation that Juniper shall respond to Finjan’s Complaint by December 22, 2017, Finjan shall respond to Juniper’s counterclaims, if any, by January 26, 2018, and Finjan shall file its opposition to Juniper’s pleading motions, if any, by January 19, 2018. The Court has not yet ordered the stipulated dates. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 10, 2015, Symantec filed a petition for inter partes review of the ’494 Patent (IPR2015-01892). Finjan filed a POPR to the petition on December 28, 2015. On March 18, 2016, the PTAB granted Symantec’s petition to institute the IPR proceeding on claims 1, 2, 5, 6, 10, 11, 14, and 15 of the ’494 Patent. On April 1, 2016, Finjan filed a request for rehearing. The PTAB denied the request for rehearing on May 23, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 of the ’494 Patent. Symantec filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 16, 2017, and on May 18, 2017, Finjan filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Case No. 17-2034 and 2017-2047). Symantec and Blue Coat filed its Opening Appellant Brief on August 25, 2017. The Federal Circuit consolidated Case No. 17-2543 filed by Palo Alto Networks and Blue Coat Systems with Case No. 17-2034. Palo Alto Networks’ and Blue Coat Systems’ Opening Appellant Brief is due January 2, 2018.

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

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 and a Motion for Joinder to Symantec’s Petition for IPR of the ‘154 Patent (IPR2015-01547). (IPR2015-01979; IPR2016-00151). Finjan filed a POPR to the first petition in IPR2015-01979 on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. On April 5, 2016, Finjan filed a partial request for rehearing, and on April 19, 2016, the PTAB denied Finjan’s partial request for rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151 on the ‘154 Patent, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a partial request for rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00151. The parties had an oral hearing for IPR2016-00151 on January 24, 2017 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. The parties had an oral hearing for IPR2015-01979 on December 15, 2016 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. On April 14, 2017, Palo Alto Networks filed a request for rehearing. On May 19, 2017, the PTAB denied Palo Alto Networks’ request for rehearing. Palo Alto Networks and Symantec Corp. filed Notice of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case No. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief is due December 6, 2017.

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

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed POPRs to the petitions on January 6, 2016, and February 17, 2016, respectively. On March 29, 2016, the PTAB granted institution of the IPR proceedings in IPR2015-02001 and IPR2016-00157 and consolidated the two IPR proceedings. On April 12, 2016, Finjan filed requests for rehearing. On May 16, 2016, the PTAB denied Finjan’s Requests for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-02001

and IPR 2016-00157. The parties had an oral hearing on January 5, 2017, and on March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 22, 2017 (Case No. 17-2059). Palo Alto Networks and Blue Coat Systems LLC filed their Opening Appellant Brief on September 15, 2017.
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

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00159. The parties had an oral hearing on February 16, 2017. On April 11, 2017, the PTAB issued a final written decision stating that claims 3 - 5 and 10 - 15 have not been shown to be unpatentable, and claims 1, 2, and 6 have been shown to be unpatentable. Finjan filed a request for rehearing on May 11, 2017, and on July 17, 2017, the PTAB denied Finjan's request. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal for IPR2016-00159 and IPR2016-01174 to the United States Court of Appeals for the Federal Circuit on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case No. 17-2543). The Federal Circuit consolidated the appeal with Case No. 17-2034.

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

U.S. Patent No. 9,189,621 (the “’621 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’621 Patent (IPR2017-00995). Finjan filed its POPR on June 22, 2017. On September 5, 2017, the PTAB instituted IPR for claims 1, 4-6, 9, 12-14, 17, 24, 35, 37, and 42.

U.S. Patent No. 9,141,786 (the “’786 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’786 Patent (IPR2017-00996). Finjan filed its POPR on June 14, 2017. On September 5, 2017, the PTAB denied institution of IPR.

U.S. Patent No. 9,219,755 (the “’755 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’755 Patent (IPR2017-00997). Finjan filed its POPR on June 15, 2017. On September 5, 2017, the PTAB denied institution of IPR.

U.S Patent No. 7,975,305 (the “’305 Patent”)
On July 4, 2017, ESET, LLC and ESET SPOL S.R.O. filed a petition for IPR of the '305 Patent (IPR2017-01738)

U.S. Patent No. 8,079,086 (the “’086 Patent”)
On August 16, 2017, ESET, LLC and ESET SPOL S.R.O. filed a petition for IPR of the ’086 Patent and motion for joinder to Blue Coat Systems, Inc. v. Finjan, Inc. IPR2016-01444 (IPR2017-01969). On November 3, 2017, Finjan filed its POPR.

U.S. Patent No. 6,154,844 (the “’844 Patent”)
On September 22, 2017, Cisco Systems, Inc. filed a petition for IPR of the ’844 Patent (IPR2017-02154).

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 22, 2017, Cisco Systems, Inc. filed a petition for IPR of the ’494 Patent (IPR2017-02155).

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

Operations

We operate our cybersecurity business through wholly-owned subsidiaries including, Finjan, Finjan Blue, Finjan Mobile and CybeRisk.

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

Finjan Blue was founded to support our development and licensing efforts of the IBM Security Patents obtained by Finjan Blue through the Patent Assignment and Support Agreement with IBM. The Agreement, the terms of which are confidential, includes pathways for Finjan and IBM to consider development efforts in the future and provides for the sharing of pertinent institutional knowledge and resources by IBM to Finjan Blue.

Finjan Mobile was founded to ensure that mobile devices are protected against spies, phishing and malware attacks. Given the uptrend in mobile device usage coupled with the amount of transient corporate data, the average mobile user presents and represents higher risks of data loss through hacking. The consumer mobile device has become so convenient that consumers often ignore online security and download apps and blindly agree to terms of service, purchase products, pay bills, connect to free Wi-Fi, and not think twice about personal data and photos stored on their devices. As such, in June of 2015, the Company started research and development of security products for mobile devices which not only benefit from technologies developed and patented by Finjan but with the invention of new mobile technologies will help us expand our existing patent portfolio.

CybeRisk was founded to deliver global advanced cyber risk and cyber security advisory services. Through a team of employees and consultants, based in East Palo Alto & Tel Aviv, CybeRisk assesses corporate risk exposure and delivers appropriate mitigation strategies. CybeRisk's unique and focused offering, positions CybeRisk as the piece that interconnects the "server room to the board room".

As of September 30, 2017, we had 12 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Industry Trends and Outlook

We believe cybersecurity will again be a very active sector in 2018. Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens.  We have recently seen a number of devastatingly successful cybersecurity breaches targeting high profile government offices and corporations. The full extent of the cost and damage associated with these attacks may not be known for some time. Nonetheless, these attacks are expected to continue, along with their associated and sometimes unprecedented costs.  In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim by the breach of their personal and otherwise confidential data.  These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including hardware and software, as well as cybersecurity consulting services.

Given our 20-year history in the cybersecurity market we have had the benefit of actively participating in the progression on how technology has moved to meet the new threats and demands. We believe this puts us in a unique position to make observations and determine the best course of action in order to make investments in new developing technologies. There is still a limited appreciation for how much personal data is being pushed out over the internet for anyone to capture and unlike desktops and laptop computers, mobile devices do not have the same kind of access to security. We believe this represents a unique opportunity for Finjan to develop products for consumer mobile devices that were once only available to our enterprise customers. As such, we are building upon our current patented technology and migrating it into the mobile platform so consumers can have greater control of their security and personal information

We believe that there are some proponents of patent law reform, largely made up of an individual or coalitions of technology corporations that continue to seek statutory limitations on how companies can enforce their patents. In an effort to ensure fair and balanced protections for all good faith patent owners, our executives have dedicated time and resources to actively educate our lawmakers and existing and prospective stakeholders on how certain proposed reforms could harm individual inventors, startups, small companies, the licensing industry and therefore, U.S. innovation and the economy as a whole.

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

Future Growth Strategy

Our mission, for the foreseeable future, is to build a diversified cybersecurity technology company benefiting from historical investments in technology and patents while expanding into new product and services offerings. We believe our patented technologies continue to hold significant value and we intend to vigorously protect our investment, the value of our existing licensees’ investments, and the value that technology and intellectual property represents for our shareholders. We are pursuing and will continue to pursue our growth through the following objectives:

•
Develop and Expand Existing Patent Portfolio - We have obtained and endeavor to continue to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space. For example:

•	On September 13, 2016, Finjan was issued U.S. Patent No. 9,444,844 (‘844 Patent) covering malicious mobile code runtime monitoring system and methods;

•	On October 5, 2016, Finjan was issued European Patent No. EP 1 810 152 B1 covering method and system for adaptive rule-based contents scanners;

•
On December 20, 2016, Finjan was issued U.S. Patent No. 9,525,680 (‘680 Patent). The ’680 Patent relates to secure communication between a client and a server computer using certificates, even when a non-secure computer intermediates between the client and the server.

•
On January 24, 2017, Finjan Mobile received its first US patent, U.S. Patent  No. 9,554,279 ('279 Patent). The patent relates to authorizing a mobile device to access a secure server based in part on whether the mobile device is currently located within an authorized geographical area.

•
Invest in Internal Research & Development through Finjan Mobile - We continue to pursue internal research and development of security technologies that both relate to Finjan's existing patented inventions as well as new concepts to meet an ever-expanding market need.  Since we do not yet have sufficient internal personnel to engage in large-scale research and development, we currently operate this business with limited internal staff focused on strategy and market development while software development is completed under contract with external developers. Products currently available and in development include Finjan Mobile Secure Browser with an integrated VPN and next generation multi-factor authentication security applications utilizing geo-location techniques on mobile devices.

On September 6, 2017, Finjan Mobile released VitalSecurity™ Gen 4.0 Secure Mobile Browser (VitalSecurity 4.0). The patented VitalSecurity 4.0 is a fully functional browser with an integrated VPN for use on Apple and Android platforms, and uses and builds upon the incorporation of Finjan, Inc.'s, core security patented technology. Key features of VitalSecurity 4.0 include:

•Integrated VPN allows users to connect to virtual locations worldwide

•	Traffic is encrypted and users’ location is masked from other apps and websites

•	Passcode and opt-in biometric Touch ID security

•	Complete browser functionality including tabs, history, and bookmarks

•	Tracker detection and blocking allow users to effortlessly identify and turn off unwanted trackers on any web page in four categories (Advertising, Analytics, Content, and Social)

•	Virus scanning and security reporting that alerts users to the safety level of every web page visited in three categories (Safe, Suspicious, Danger)

VitalSecurity 4.0 is available for download on the IOS and Android platforms in the iTunes and Google Play stores and the VPN can be downloaded for Mac and Windows on FinjanMobile.com

The Company continues to explore inorganic growth and acquisition opportunities to complement the vision for Finjan Mobile.

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

Through Finjan Blue, we entered into a Patent Assignment and Support Agreement with IBM, effective August 24, 2017. Pursuant to the Patent Assignment Agreement, Finjan Blue acquired select IBM patents in the security sector in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years, final payment due August 24, 2021. IBM will support Finjan Blue in its development and licensing of the IBM Security Patents, and provide assistance for such efforts as needed for the term of the Agreement and Finjan Blue will reimburse IBM for reasonable time and out of pocket costs for such assistance, however IBM will not receive further proceeds from such efforts. IBM has reservation of rights with respect to the IBM Security Patents for its current licensees and open source initiatives. Finjan Blue and IBM also agreed to explore further development and licensing opportunities.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings 2014 Incentive Plan, which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock were originally authorized for issuance. At our 2017 annual meeting of stockholders on June 21, 2017, our shareholders authorized an increase of 1,000,000 shares to the Finjan Holdings, Inc., Amended and Restated 2014 Incentive Compensation Plan (as amended, the “2014 Plan”). A total of 462,046 restricted stock units and 1,620,507 options remain outstanding as of September 30, 2017, under the 2013 and 2014 Plans. We expect that future equity-based awards will continue to be made under the 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

We continue to increase the number of our employees to help execute our strategy in the cybersecurity business and support our public company functions, and expect to hire additional employees in both capacities.  Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical period presented in our financial statements.

Results of Operations

Three and nine months ended September 30, 2017 compared with three and nine months ended September 30, 2016

	For Three Months Ended September 30,				For Nine Months Ended September 30,
	2017	2016	Change		2017	2016	Change
				%				%
	(In millions, except percentages)
Revenue	$—	$1.1	$(1.1)	(100)%	$27.1	$10.0	$17.1	171%

Cost of revenues	—	—	—	—%	4.0	2.2	1.8	82%

Gross profit	—	1.1	(1.1)	(100)%	23.1	7.8	15.3	196%

Gross Margin	—%	100%			85%	78%

Operating expenses:
Research and development	0.7	0.2	0.5	250%	1.1	0.4	0.7	175%
Sales, general and administrative (1)	5.0	4.2	0.8	19%	14.3	11.0	3.3	30%
Total operating expenses	5.7	4.4	1.3	30%	15.4	11.4	4.0	35%

Other Income
Change in fair value of warrant liability	1.5	—	1.5	—%	1.5	—	1.5	—%

Provisions for income taxes	—	—	—	—%	0.3	—	0.3	—%

Net income (loss)	$(4.2)	$(3.3)	$(0.9)	28%	$8.9	$(3.6)	$12.5	347%

(1) Includes stock based compensation	$0.2	$0.2	$—	—%	$0.6	$0.7	$(0.1)	(14.3)%

Revenues for the three and nine months ended September 30, 2017 decreased 100% or $1.1 million to nil and increased 171% or $17.1 million to $27.1 million, compared to $1.1 million and $10.0 million for the three and nine months ended September 30, 2016, respectively. Revenue is derived from multiple license agreements that we entered into with third-parties following negotiations pursuant to our licensing and enforcement program. Revenue is determined by the timing of these licensing agreements and can vary period to period.

Costs of revenues include legal fees directly associated with our licensing and enforcement program and were nil and $4.0 million for the three and nine months ended September 30, 2017, respectively and nil and $2.2 million for the same periods in 2016. Gross profit as a percentage of revenue was nil and 85% for the three and nine months ended September 30, 2017, respectively, versus 100% and 78% for the same periods in 2016, respectively. We accrue and/or recognize cost of goods sold upfront when initially recognizing a new agreement, while a portion of the revenue is recognized when it becomes fixed and determinable, often over several quarters. As a result, margins between periods can and do often vary significantly.

Research and development expenses were $0.7 million and $1.1 for the three and nine months ended September 30, 2017, respectively, representing an increase of $0.5 million or 250% and $0.7 million or 175%, respectively, as compared to the same periods in 2016. Our focus on research and development consisted primarily of professional services associated with the development of our mobile security application products. We continue to accelerate our efforts in security application products, including mobile.

Selling, general and administrative expenses (“SG&A”) during the three and nine months ended September 30, 2017 of $5.0 million and $14.3 million, respectively, an increase of $0.8 million or 19% and $3.3 million or 30% as compared to $4.2 million and $11.0 million for the same periods ended September 30, 2016, respectively. SG&A expenses are largely related to litigation, headcount and amortization of the IBM patent assignment acquired this quarter. For the three and nine months ended September 30, 2017 litigation expenses increased by $0.6 million or 28% and $2.1 million or 42%, respectively, to $2.9 million and $7.2 million from $2.3 million and $5.1 million during the same periods in 2016, respectively. These costs are primarily due to the timing of various outstanding actions as described in "Note 8 - LITIGATION, CLAIMS AND ASSESSMENTS". Personnel expenses were $0.7 million and $2.9 million for the three and nine months ended September 30, 2017, a decrease of $0.1 million or 13% and an increase of $0.5 million or 20%, respectively, as compared to $0.7 million and $2.5 million during the same periods in 2016, respectively. Operations related expenses were $0.5 million and $1.0 million during the three and nine months ended September 30, 2017, an increase of $0.3 million for both three and nine months ended September 30, 2017, as compared to the same periods in 2016. This was primarily due to the amortization of the IBM Patent Assignment agreement during the period.

Other income for both three and nine months ended September 2017, of $1.5 million was a result of re-valuation of the warrant liability for the Warrant that was issued to Soryn HLDR in the second quarter of 2017.

The provision for income taxes of $0.3 million is tied to the net income recognized during the year. There was a loss in the same period in 2016 resulting in no taxes being recognized during that time.

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

In addition:

•
On November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $2.7 million of the commitment remains unfunded as of September 30, 2017. The fund can make a call on our remaining $2.7 million commitment at any time.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

•
On April 21, 2017, we entered into a $3.9 million agreement with Avira, Inc., to provide services to support our VPN Platform effective July 1, 2017, payable over 3 years in quarterly payments of $0.3 million. As of September 30, 2017, the Company has a $3.6 million contractual obligation due over the next 11 quarters.

•
We entered into a $8.5 million Patent Assignment and Support Agreement with IBM effective August 24, 2017. As of September 30, 2017, the Company has a $6.5 million contractual obligation due over the next 4 years, with final payment August 24, 2021.

We lease our corporate headquarters office in East Palo Alto, CA and offices in New York, New York, Menlo Park, California and Tel Aviv, Israel. Under the terms of the four leases, we owe minimum lease obligations of $0.6 million over the remaining life of the leases, of which $0.5 million is for the East Palo Alto headquarters lease. During 2015, we entered into subleases for each of the Menlo Park and New York offices for essentially the remaining duration of the leases. As of September 30, 2017, the total future minimum lease payments to be received under the Menlo Park and New York subleases were $0.03 million and $0.2 million, respectively.

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

	September 30, 2017	December 31, 2017
	(in millions)
Cash & cash equivalents	$33.4	$13.7

As of September 30, 2017, we had $33.4 million of cash and cash equivalents, an increase of $19.7 million from $13.7 million at December 31, 2016. This is primarily attributable to $26.6 million received from financing activities, $8.8 million provided by operating activities, less $1.9 million used in investing activities, and $13.8 million cash used in financing activities to redeem and retire our Series A Preferred Stock.

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

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Net cash provided by operating activities	$8.8	$(1.0)

Net cash provided by (used in) investing activities	$(1.9)	$(0.6)

Net cash provided by financing activities	$12.8	$7.0

Cash flows from Operating Activities:

Net cash provided by our operating activities of $8.8 million during the nine months ended September 30, 2017 is primarily due to net income of $8.9 million, plus $0.3 million in depreciation and amortization and $0.6 million of stock-based compensation, $0.5 million decrease in operating assets and liabilities and $1.5 million change in warrant liability. Net cash used in our operating activities of $1.0 million during the nine months ended September 30, 2016 is primarily due to a $3.6 million loss during the period, offset by $1.9 million in changes in operating assets and liabilities and $0.7 million of stock based compensation.

Cash used in Investing Activities:

During the nine months ended September 30, 2017 cash used in investing activities of $1.9 million was primarily due to the purchase of assets under the Patent Purchase Agreement, cash used in investing activities was $0.6 million for the same period in 2016, primarily related to the purchase of additional investment in accordance with commitment to the JVP fund.

Cash provided by Financing Activities:

Net cash provided by financing activities was $12.8 million during the nine months ended September 30, 2017 versus $7.0 million during the nine months ended September 30, 2016. For the nine months ended September 30, 2017, cash provided by financing activities primarily resulted from the Series A-1 Preferred Stock Financing totaling $14.4 million and a Common Shares financing for $12.0 million, offset by redeeming and retiring Series A Preferred Stock Financing of $13.8 million. During the nine months ended September 30, 2016, net cash provided by financing activities primarily resulted from the Series A Preferred Stock Financing in May 2016, net of redemptions in the period.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of September 30, 2017, totaled $33.4 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Philip Hartstein, and our Chief Financial Officer and Treasurer, Michael D. Noonan, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2017, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered sales of equity securities during the quarter ended September 30, 2017 have been reported by the Company on Form 8-K filed with the SEC.

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

10.1
Series A-1 Preferred Stock Purchase Agreement, dated June 15, 2017, between Finjan Holdings, Inc. and Soryn HLDR Vehicle II LLC (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 20, 2017)

10.2
Patent Assignment and Support Agreement, dated effective as of August 24, 2017 by and between Finjan Blue, Inc., a Delaware corporation and wholly-owned subsidiary of the Finjan Holdings, Inc., and International Business Machines Corporation, a New York corporation*%

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.

%	Confidential treatment has been requested with respect to certain omitted portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission

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

Dated:  November 9, 2017

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Noonan
Michael Noonan
Chief Financial Officer and Treasurer (Principal Financial Officer)