Form 10-K
period 2017-12-31
FINJAN HOLDINGS, INC.
filed 2018-03-14
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K
___________
Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, there were 26,890,677 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. Of these, 21,506,948 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $70,542,789 as of June 30, 2017, based on the closing price of $3.28 for the registrant’s common stock on June 30, 2017.
As of March 7, 2018, there were 27,719,828 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Finjan Holdings, Inc.’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held in 2018 are incorporated by reference into Part III of this report.

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

Finjan Holdings was incorporated in Delaware in January of 2006, with Finjan becoming a wholly owned subsidiary of Finjan Holdings in June of 2013 after a merger transaction resulting in the public trading of our common stock. Our common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

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

During the years ended December 31, 2017, 2016 and 2015, we generated revenue from our cybersecurity business of approximately $50.5 million, $18.4 million and $4.7 million, respectively.

During the years ended December 31, 2017 and 2016 our net income was approximately $22.8 million and $0.3 million, respectively, compared to a net loss of $12.6 million during the year ended December 31, 2015.

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

In April 2013, Finjan distributed all securities it held in two unaffiliated entities to FSI and made a payment of cash in an amount sufficient to repay and satisfy in full a pre-existing intercompany loan from FSI to Finjan. Following that distribution, the board of directors and stockholders of FSI approved the dissolution of, and a plan of liquidation for FSI that resulted in, among other things, the distribution of Finjan common stock to certain of FSI’s stockholders.

Finjan Holdings was capitalized with more than $30 million from Finjan's shareholders who, at the time of the listing on NASDAQ, owned approximately 91.5% of the Company’s public equity. Finjan’s shareholders outlined a vision as a public company to continue the licensing and enforcement of Finjan’s patented technologies as well as continuing to invest in new cybersecurity technologies and services.

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

In March 2015, the non-compete and confidentiality provisions related to the M86 and Trustwave transactions expired. Within three months the Company had announced it was launching an advisory services business and entering mobile security development. Today the Company operates its advisory services business through its subsidiary CybeRisk Security Solutions, Ltd ("CybeRisk") and its mobile security business through its subsidiary Finjan Mobile, Inc. ("Finjan Mobile"). CybeRisk delivers global advanced cyber risk and cyber security advisory services. Finjan Mobile fortifies mobile devices against spies, phishing and malware attacks.

In August 2017, Finjan Holdings formed Finjan Blue, Inc. ("Finjan Blue") to support development and licensing efforts relating to the IBM Security Patents obtained by Finjan Blue through the Patent Assignment and Support Agreement with IBM. The Agreement, includes pathways for Finjan and IBM to consider development efforts in the future and provides for the sharing of pertinent institutional knowledge and resources by IBM to Finjan Blue.

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

Our Licensing Best Practices include seven actionable elements:

•	Ensure focused licensing and enforcement programs pursue the provider of the patented technology and not its customers, consumers or end users.

•	Conduct reasonable diligence to determine a patent's enforceability and use with respect to prospective licensees and make that information available to them.

•	Respect procedural rights and judicial efficiency in the courts and in the prosecution and protection of IP behind the innovation.

•	Be transparent with the intent in each discussion and articulate the cause and effect scenarios which would prompt a shift in communication and an escalation of each discussion.

•	Provide useful facts to prospective licensees and defendants to foster productive business discussions early and often to aid in informed decision-making.

•	Offer fair value licenses or settlements based on legitimate factors and considerations.

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

Licensing and Enforcement – Current Activities, Post 2013

Since completing the merger in June 2013, we have commenced preliminary discussions with numerous potential licensees and have filed a number of patent infringement lawsuits in the Northern District of California, where such lawsuits were warranted.  In each case, we endeavor to adhere to our high standards and stated Licensing Best Practices. For additional information regarding pending litigation, see “Item 3. Legal Proceedings.”

On June 30, 2014, Finjan filed a patent infringement lawsuit against Symantec Corporation (“Symantec”) in the United States District Court for the Northern District of California, asserting that Symantec is directly and indirectly infringing certain of Finjan’s patents, which Complaint was amended on September 11, 2014.

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

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement, effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The agreement provides for F-Secure to pay Finjan the sum of $1.0 million in cash, of which $0.7 million was received and recognized as revenues in 2015 and the remaining balance of $0.3 million received and recorded as revenue on March 31, 2016, in accordance with the Company’s revenue recognition policy, as described in Note 2 of our Financial Statements. The agreement also provided for the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues (the “F-Secure Patents”). In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid, non-exclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

On August 4, 2015, a jury in the Northern District of California returned a verdict that Blue Coat Systems, Inc. ("Blue Coat") infringed 5 Finjan patents and awarded Finjan approximately $39.5 million in damages. Prior to the conclusion of this lawsuit, Finjan filed a second separate action against Blue Coat alleging infringement of Finjan patents by new products and services sold by Blue Coat. On October 14, 2016, Finjan filed a third case against Blue Coat in Germany. The second case against Blue Coat went to trial in February 2018. On March 6, 2018, Blue Coat withdrew their nullity action in Germany.

On November 15, 2015, Finjan and Avast Software s.r.o., a company organized under the laws of the Czech Republic ("Avast") entered into a Confidential Patent License, Settlement and Release Agreement, under which Avast licenses from Finjan a worldwide, fully-paid up, non-exclusive, perpetual, irrevocable license under the identified Finjan patents and related patent rights to use, make, have made, sell, offer to sell, import, export, and/or otherwise distribute Avast covered products through multiple tiers of distribution. In consideration of the agreement, Avast agreed to pay Finjan $2.975 million in cash which was recorded as revenue in the fourth quarter of 2015 in accordance with the Company’s revenue recognition policy, as described in Note 2 of our Financial Statements. On January 19, 2017, Finjan filed a complaint against Avast and AVG Technologies B.V. (“AVG”) as Avast's acquisition of AVG triggered certain terms in the Patent License Agreement that excludes an acquired company’s products as licensed. On March 24, 2017, Finjan and Avast entered into an amendment to the license agreement whereupon Finjan dismissed its breach of contract and patent infringement claims against Avast and AVG with prejudice in exchange for the payment by Avast to Finjan of $7.745 million, which was received on March 24, 2017 and was recorded as revenue in the first quarter of 2017, in accordance with the Company's revenue recognition policy, as described in Note 2 of our Financial Statements. Specific terms of the amendment to the agreement are confidential.

On December 30, 2015, Finjan and a U.S.-based network security company ("Licensee") entered into a Confidential Patent License, Settlement and Release Agreement under which Licensee received from Finjan a worldwide, non-exclusive, irrevocable license under the identified Finjan patents and related patent rights to use, make, have made, sell, offer to sell, import and otherwise dispose of any and all Licensee products or services, alone or in combination with other Licensee products and services. In consideration for the license, Licensee agreed to pay Finjan $3.65 million. A first payment of $1.0 million on December 31, 2015 was recorded as revenue in the fourth quarter of 2015 and the remaining $2.65 million was recorded as revenue in 2016, in accordance with the Company’s revenue recognition policy, as described in Note 2 of our Financial Statements.

On June 3, 2016, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (“June 3, 2016 License”) with Proofpoint, Inc. (“Proofpoint”) and Armorize Technologies, Inc. As part of the June 3, 2016 License, Case No. 3:15-cv-5808-HSG, entitled Finjan, Inc. v. Proofpoint, Inc. and Armorize Technologies, Inc., pending before the Honorable Haywood S. Gilliam, Jr. in the U.S. District Court for the Northern District of California, was dismissed with prejudice on June 7, 2016. The June 3, 2016 License provides for Proofpoint to pay Finjan the sum of $10.9 million in cash, of which $4.3 million was received on June 6, 2016, $3.3 million was received on December 28, 2016, and $3.3 million was received on December 29, 2017. The Company recognized $7.6 million of the $10.9 million license as revenues as of December 31, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 2 of our Financial Statements. The remaining balance of $3.3 million under the terms of the June 3, 2016 License was recognized as revenues as of December 31, 2017. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant Proofpoint a worldwide, non-royalty bearing, fully paid-up (as of the final payment), nonexclusive, perpetual, irrevocable (except in the case of non-payment by Proofpoint or other material breach) license under Finjan’s patents as specified in the June 3, 2016 License. Certain portions of the June 3, 2016 License are subject to Confidential Treatment pursuant to a Confidential Treatment request filed with the Securities and Exchange Commission (“SEC”) on August 8, 2016 and Confidential Treatment Order granted by the SEC on September 26, 2016.

On June 30, 2016, Finjan entered into a Confidential Patent License Agreement (the “June 30, 2016 License”) with a European cloud-based network security firm (the “2016 European Licensee”). The June 30, 2016 License provides for the 2016 European Licensee to pay Finjan $565,000 in cash, which was paid on or about the time of execution of the June 30, 2016 License. Finjan recognized all of the $565,000 license as revenue as of December 31, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 2 of our Financial Statements. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant the 2016 European Licensee a nonexclusive, term license in the United States under Finjan’s U.S. patents as specified in the June 30, 2016 License.

On September 21, 2016, following a two-week trial, a Jury in the Northern District of California returned a verdict that all five Finjan Patents were found literally infringed by Sophos, Inc. ("Sophos"). The jury verdict, decided that Finjan was entitled to $15 million in damages for Sophos’ infringement. On March 30, 2017, Finjan Holdings, Finjan and Finjan Mobile entered into a Confidential Master Agreement (the “Master Agreement”) with Sophos and certain of its affiliated companies providing for full releases by the parties and covenants not to sue and a Confidential Patent License Agreement between Finjan and Sophos Limited where Sophos Limited and its affiliates obtained a fully paid up license to the Finjan patent portfolio and paid a license fee of $15.0 million in cash, which Finjan received on March 31, 2017. The Company recognized $15.0 million as revenues as of March 31, 2017, in accordance with the Company’s revenue recognition policy as described in Note 2 of our Financial Statements. Finally, on March 30, 2017, Finjan Mobile entered into a Confidential Patent Cross License Agreement with Sophos Limited pursuant to which the parties granted patent cross licenses in exchange for the payment by Sophos Limited to Finjan Mobile of $2.5 million in cash to be paid as follows: (A) $1.25 million on or before March 31, 2018, and (B) $1.25 million on or before March 31, 2019, of which $1.25 million was recognized as revenues as of December 31, 2017, in accordance with the Company’s revenue recognition policy as described in Note 2 of our Financial Statements.

On December 28, 2016, Finjan entered into a Confidential Patent License Agreement (the “December 2016 License”) with F5 Networks, Inc. (“F5”). The December 2016 License provides for F5 to pay a license fee of $4.0 million in cash, which Finjan received on December 30, 2016. Finjan recognized all of the $4.0 million license as revenue as of December 31, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 2. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F5 a nonexclusive, irrevocable (except in the case of non-payment by F5), worldwide paid-up license under Finjan’s patents as specified in the December 2016 License.
On March 2, 2017, Finjan entered into a Confidential Patent License Agreement (the “Veracode Agreement”) with Veracode, Inc., a Delaware corporation (“Veracode”).  Pursuant to the Veracode Agreement, Veracode obtained a license to the Finjan patent portfolio and agreed to pay a license fee of $2.0 million in cash, which Finjan received on March 2, 2017 and was recorded as revenue in the first quarter of 2017, in accordance with the Company's revenue recognition policy, as described in Note 2 of our Financial Statements. Such license does not grant Veracode any right to transfer, sublicense or grant any rights under the Veracode Agreement to a third party except as specifically provided under the Veracode Agreement.  Such license also has certain provisions relating to certain unlicensed products of any company that acquires Veracode, or is acquired by Veracode or its affiliates, in which case additional license fees may apply. The specific terms of the Veracode Agreement are confidential.

On April 21, 2017, Finjan entered into a Confidential Patent License Agreement (the “EU Agreement”) with a European corporation ("EU Licensee"). Pursuant to the EU Agreement, EU Licensee obtained a license to our patent portfolio and agreed to pay Finjan $4.9 million cash, in license fees, paid as follows: (i) $2.3 million to be paid within 10 days after the effective date of the EU Agreement, (ii) $1.3 million on or before January 31, 2018, and (iii) $1.3 million on or before January 31, 2019. Finjan recognized $2.3 million of the $4.9 million license as revenues as of June 30, 2017 and $1.3 million as revenues as of December 31, 2017, in accordance with the Company’s revenue recognition policy as described in Note 2 of our Financial Statements. Such license does not grant EU Licensee any right to transfer, sublicense or grant any rights under the EU Agreement to a third party except as specifically provided under the EU Agreement. Such license also has certain provisions relating to certain unlicensed products of any company that acquires EU Licensee, or is acquired by EU Licensee or its affiliates, in which case additional license fees may apply. The specific terms of the EU Agreement are confidential.

On December 29, 2017, Finjan entered into a Confidential Patent License and Settlement Agreement (the “Finjan License”) with FireEye, Inc. whereby the companies resolved all pending litigation matters and together with a contemporaneous license agreement from FireEye to Finjan and its affiliates (the “FireEye License” and collectively with the Finjan License, the “Agreements”), the parties granted each other cross-licenses going forward. Under the terms of the Finjan License, FireEye agreed to pay Finjan $17.5 million in license fees, as follows: (a) $12.5 million the Effective Date of the Finjan License, which amount was paid on December 29, 2017 and recognized as revenues as of December 31, 2017, in accordance with the Company’s revenue recognition policy as described in Note 2, and (b) $5.0 million which was offset by $5 million in license fees from Finjan to FireEye under the FireEye License, granting a perpetual license for the use of FireEye's patents. The FireEye License was determined not to be an intangible asset since it had no defined future benefit.  Therefore, the FireEye License was expensed under SG&A.

Subsequent to December 31, 2017, Finjan Holdings, Inc. (the “Company”), including its wholly-owned subsidiary, Finjan, Inc. (“Finjan” and collectively with the Company and its affiliated companies, the “Finjan Parties”), announced on March 1, 2018 that the Finjan Parties and the Symantec Corporation (“Symantec”) and its subsidiary, Blue Coat Systems, LLC (“Blue Coat”) (collectively, the “Symantec Parties”) entered into a Confidential Patent License and Settlement Agreement (the “License and Settlement Agreement”) effective as of February 28, 2018 (“Effective Date”). Specifically, the Parties have resolved and settled all claims between them. As part of the settlement, the Symantec Parties will obtain a license to, among others, the Finjan patents and pay the Finjan Parties $65.0 million in cash within twenty (20) days of the Effective Date of the License and Settlement Agreement. Further, if Symantec acquires certain entities within four years from the Effective Date, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by the Company and Symantec. The remaining terms of the License and Settlement Agreement are confidential.

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

•
Expand our IP Assets through Acquisitions and Strategic Partnerships - We intend to acquire and develop new patents, technologies or other business assets or companies and invest in intellectual property through strategic partnerships, acquisitions of technology-focused companies, IP portfolios or other assets and other initiatives. We endeavor to identify relevant security technologies and patents that have been, or are anticipated to be, widely adopted by third parties in connection with the manufacture or sale of products and services, and to which we can bring enforcement actions (i.e., licensing or litigation) and other expertise. We may also broaden our technology and patent holdings by working with inventors and universities, acquiring technology companies, investing in research laboratories, start-ups, and by creating strategic partnerships with companies, large and small, seeking to effectively and efficiently monetize their technology and patent assets. Our experience with monetizing both technologies and patents may be considered valuable by potential acquisition candidates and strategic partners who may lack resources or know-how to effectively and efficiently generate a return for those investments.

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

•
Continue to Demonstrate Best Practices in Pursuing Licensing Relationships and Enforcing our Patent Rights - In March 2014, we adopted Best Practices to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing. We called upon and continue to promote industry-wide adoption of a set of best practices through leadership organizations such as the Licensing Executive Society (LES) and the Open Register of Patent Owners that support technological advancements, investments in innovation, and continued job creation while protected by a robust patent system. In February of 2017, the American National Standards Institute or ANSI had approved LES' application to receive accreditation to become a Standards Development Organization or SDO. With this new endorsement and governance from ANSI, Finjan is moving swiftly to build industry consensus for IP and patent related matters in a number of disciplines.  We intend to continue pursuing a proactive campaign that adheres to our best practices guidelines while rigorously protecting our intellectual property rights. We have entered into preliminary discussions with numerous potential licensees in accordance with these Best Practices but acknowledge that it takes many discussions and many months for preliminary discussions to culminate in a license agreement, if at all.  While it is our preference to resolve our patent-related disputes through amicable business solutions, protecting the value of our patented technology is paramount

•
Invest in Internal Research & Development through Finjan Mobile - We continue to pursue internal research and development of security technologies that both relate to Finjan's existing patented inventions as well as new concepts to meet an ever-expanding market need.  Since we do not yet have sufficient internal personnel to engage in large-scale research and development, we currently operate this business with limited internal staff focused on strategy and market development while software development is completed under contract with external developers. Products currently available include our Finjan Mobile Secure Browser and a Virtual Private Network (VPN) which can be used within the Finjan Browser or separately to encrypt data and keep consumers secure.

On September 6, 2017, Finjan Mobile released VitalSecurity™ Gen 4.0 Secure Mobile Browser (VitalSecurity 4.0). The patented VitalSecurity 4.0 is a fully functional browser as well as a VPN for use on Apple and Android platforms, and now available for Mac and Windows desktop applications. This VitalSecurity product builds upon the incorporation of Finjan, Inc.'s, core security patented technology.

VitalSecurity 4.0 is available for download on the IOS and Android platforms in the iTunes and Google Play stores and the VPN can be downloaded for Mac and Windows on FinjanMobile.com

The Company continues to explore inorganic growth and acquisition opportunities to complement the vision for Finjan Mobile.

•
Continue to Analyze Opportunities to Leverage Investment in CybeRisk - CybeRisk provides services to enterprise customers on a wide variety of threats, current and future issues, and prevention. We intend to further analyze how best to leverage our investment in CybeRisk and our cybersecurity advisory services business.

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

Patented Technologies

Through Finjan and Finjan Blue, we currently have 29 and 24 U.S. patents, respectively and Finjan Mobile has 1 U.S. patent. Finjan’s current U.S. issued patents began expiring in 2017. Finjan also has 2 U.S. patent applications pending and 38 international patents and one international patent application pending, Finjan Blue has 7 international patents and 4 international patents pending, as of the date of this report. Although we may, from time to time, focus on monetizing certain of these patents, we consider all of our patents to be “core” patents for our business.

The following table sets forth a brief description of issued and pending U.S. patents, including their respective titles:

FINJAN'S ISSUED U.S. PATENTS

U.S. Patent No.	Title
6,092,194 *	System and Method for Protecting a Computer and a Network from Hostile Downloadables
6,154,844 *	System and Method for Attaching a Downloadable Security Profile to a Downloadable
6,804,780 *	System and Method for Protecting a Computer and a Network from Hostile Downloadables
6,965,968	Policy-Based Caching
7,058,822	Malicious Mobile Code Runtime Monitoring System and Methods
7,418,731	Method and System for Caching at Secure Gateways
7,613,918 *	System and Method for Enforcing a Security Context on a Downloadable
7,613,926 *	Method and System for Protecting a Computer and a Network from Hostile Downloadables
7,647,633	Malicious Mobile Code Runtime Monitoring System and Methods
7,756,996	Embedding Management Data Within HTTP Messages
7,757,289	System and Method for Inspecting Dynamically Generated Executable Code
7,769,991	Automatically Executing an Anti-Virus Application on a Mobile Communication Device
7,930,299	System and Method for Appending Security Information to Search Engine Results
7,975,305	Method and System for Adaptive Rule-Based Content Scanners for Desktop Computers
8,015,182	System and Method for Appending Security Information to Search Engine Results
8,079,086 *	Malicious Mobile Code Runtime Monitoring System and Methods
8,087,079	Byte-Distribution Analysis of File Security
8,141,154	System and Method for Inspecting Dynamically Generated Executable Code
8,225,408	Method and System for Adaptive Rule-Based Content Scanners
8,474,048	Website Content Regulation
8,566,580	Splitting an SSL Connection Between Gateways
8,677,494 *	Malicious Mobile Code Runtime Monitoring System and Methods
9,141,786 *	Malicious Mobile Code Runtime Monitoring System and Methods
9,189,621 *	Malicious Mobile Code Runtime Monitoring System and Methods
9,219,755 *	Malicious Mobile Code Runtime Monitoring System and Methods
9,294,493	Computer Security Method and System with Input Parameter Validation
9,444,844	Malicious Mobile Code Runtime Monitoring System and Methods
9,525,680	Splitting an SSL Connection Between Gateways
9,554,279	Authorized Areas of Authentication
* Indicates that such patent expired in 2017.

FINJAN'S PENDING U.S. PATENT APPLICATIONS

Application No.	Title
14/941,911	Malicious Mobile Code Runtime Monitoring System and Methods
15/383,641	Splitting an SSL Connection Between Gateways

FINJAN BLUE'S ISSUED U.S. PATENTS

U.S. Patent No.	Title
6,199,204	Distribution of Software Updates via a Computer Network
6,202,207	Method and a Mechanism for Synchronized Updating of Interoperating Software
6,314,428	Method and Apparatus for Application Management in Computer Networks
6,907,531	Method and Systems for Identifying, Fixing and Updating Security Vulnerabilities
7,346,929	Method and Apparatus for Auditing Network Security
7,770,225	Method and Apparatus for Auditing Network Security
8,381,242	Static Analysis for Verification of Software Program Access to Secure Resources for Computer Systems
8,495,357	Data Security Policy Enforcement
8,640,252	Obfuscating Entry of Sensitive Information
8,683,599	Static Analysis for Verification of Software Program Access to Secure Resources for Computer Systems
8,694,786	Virtual Machine Images Encryption Using Trusted Computing Group Sealing
8,782,351	Protecting Memory of a Virtual Guest
8,788,763	Protecting Memory of a Virtual Guest
8,793,800	Static Analysis for Verification of Software Program Access to Secure Resources for Computer Systems
8,935,794	Verifying Applications Security Vulnerabilities
9,003,480	Classifying Files on a Mobile Computer Device
9,160,756	Method and Apparatus for Protecting Markup Language Document Against Cross-Site Scripting Attack
9,160,762	Verifying Applications Security Vulnerabilities
9,172,717	Security-Aware Admission Control of Requests in a Distributed System
9,189,625	Data Management of Potentially Malicious Content
9,231,970	Security-Aware Admission Control of Requests in a Distributed System
9,271,146	Mobile Privacy Information Proxy
9,317,697	Processing of Restricted Access Data
9,536,085	Data Management of Potentially Malicious Content
9,679,159	Mobile Privacy Information Proxy

Employees

As of December 31, 2017, we had 10 full-time employees, on a consolidated basis and across all of our business lines.  We have budgeted to hire additional full-time employees (not including additional consultants or independent contractors) in the near future to expand our licensing and enforcement, mobile security and advisory services businesses. Personnel in our licensing and enforcement business are responsible for the execution of our licensing and enforcement strategy, including analyzing licensing opportunities and enforcement requirements, making tactical decisions related to our strategy, identifying new applications for our existing technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions. Although our management dictates and controls our overall litigation strategy for each case we litigate (or settle), we use outside legal counsel to execute certain aspects of our strategies. We also use consultants, including Finjan’s founder and former Chief Technology Officer, Shlomo Touboul, to assess opportunities related to our technologies and additional technologies we may pursue in the future. We also expect to hire additional full-time employees into Finjan Blue to support our development and licensing efforts of the patents obtained through our Patent Assignment Agreement, our mobile security business, operated through our subsidiary Finjan Mobile and our advisory services business, operated through our subsidiary CybeRisk. We do not expect to hire any full-time employees to manage our investment in the JVP innovation fund.

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

Risks Related to Our Cybersecurity Business

We are presently substantially reliant on a limited number of patented technologies that we own through Finjan that have begun to expire.

We derive substantially all of our income from a relatively small number of patented technologies. As of December 31, 2017, our assets consisted primarily of Finjan's 29 U.S. and 38 international patents, and Finjan Blue’s 24 patents acquired from IBM with additional pending applications we are processing in patent offices around the world. Finjan’s current U.S. issued patents began expiring in 2017, and we currently have 2 U.S. patent applications and 1 international patent application pending as of the date of the filing of this Annual Report on Form 10-K. As new technological advances occur, many of the patented technologies we own through Finjan may become obsolete before they are completely monetized. The monetization of our patented technologies through Finjan Blue has been limited to date. There can be no certainty that we will be able to monetize our Finjan Blue patents sufficiently to recoup the cost of acquiring such patents. If we are unable to monetize our current patent assets for any reason, including obsolescence of our technologies, the expiration of our patents, or challenges to the enforceability of our patents through patent office ex parte re-examination or Inter Partes Reviews ("IPRs") or any other reason, our business and prospects would be materially harmed.

We have a history of significant legal expense and this may increase in the future.

We reported net income from operations of $22.8 million and $0.3 million for the years ended December 31, 2017 and 2016 respectively and a net loss of $12.6 million for the year ended December 31, 2015. As of December 31, 2017, we had approximately $41.2 million in cash and cash equivalents and short-term investments and working capital of $36.3 million. Although we reported net income from operations for the years ended December 31, 2017 and 2016, we expect to continue incurring significant legal and other selling, general and administrative expenses in connection with our operations. We believe, however, that our existing revenue opportunities, balances of cash and cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for the next twelve months from the date of filing this annual report. Such belief is based on current forecasts and assumptions regarding licensing of our technology, which are currently at various stages of negotiation (which may not be successfully completed), our emerging business, as well as other financing and revenue sources. We may not be successful in finalizing such licensing efforts and even if successful, may need to raise additional capital in order to provide sufficient funds to support and grow our business.

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

Under the American Invents Act (“AIA”), patents previously granted by the USPTO may be reviewed through post-patent grant proceedings such as reexaminations or IPRs.  The basic characteristics of Ex Parte reexamination are: the patent owner or a third party may request the USPTO to reexamine an issued U.S. patent based on patents and printed publications that the requester submits for the USPTO’s consideration.  The requester must establish that the submitted prior art establishes a substantial and new question of patentability, and if the requester meets such burden, the USPTO will grant the request and order reexamination of the patent at issue.  Unless the requester of the reexamination is the patent owner, the requester’s participation terminates following such reexamination order and only the patent owner may proceed. The patent owner can appeal the final decision of the Central Reexamination Unit (“CRU”) of the USPTO to the Patent Trial and Appeal Board (“PTAB”) and may further appeal a negative decision to the Court of Appeals for the Federal Circuit (“CAFC”).

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

If we believe a third party is infringing one or more of our patents and refuses to obtain a license to use our patented technologies, we may be compelled to commence legal or administrative action against those third parties. For example, due to the breakdown in licensing discussions, we initiated patent infringement litigation against Juniper Networks, Bitdefender, and Zscaler in the second half of 2017. Patent litigation is inherently uncertain and we cannot predict the outcome of any litigation or administrative action. Moreover, many of the parties we believe infringe our patents are large and well-funded companies with substantially greater resources than we have and may devote substantial resources toward avoiding or limiting liability and the amount of associated damages for infringing our patents. We could also face counterclaims that challenge the essential nature, validity, enforceability or infringement of our patents. Regardless of whether legal action is successful, legal and expert fees and other costs associated with enforcement action are significant.

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

Our net income in recent years has been derived from a limited number of license agreements and settlements, and we expect that, in the near term, any income that we generate will be derived from a limited number of sources. In 2017, we derived approximately $50.4 million of income from license agreements with six licensees. In 2016, we derived approximately $18.4 million of income from license agreements with six licensees. In 2015, we derived approximately $4.7 million of income from license agreements with three licensees. If we are unable to reach settlements and license agreements with a sufficient number of identified third parties who use our technologies, our future income and cash flow could be adversely affected.

We may raise additional capital to support our present business plan and our anticipated business growth and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

During 2017, we raised net proceeds of $14.4 million through the issuance of Series A-1 Preferred Stock and net proceeds of $12.0 million through the public offering and sale of our common stock. Based on our current operating plans (which includes our expectation of signing additional license agreements in 2018, which may not occur), our current resources are expected to be sufficient to fund our planned operations for the coming twelve months. We nonetheless may raise additional financing to fund licensing and enforcement actions, planned research and development activities and to better solidify our financial position. We may also need to raise additional funds in connection with any acquisitions of technology or intellectual property assets that we pursue. Such additional capital may not be available on acceptable terms, or at all, which would adversely affect our operations. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

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

We generate substantially all of our revenue from license and settlement agreements related to our patented technologies. In 2015, we launched our new cybersecurity advisory business, CybeRisk, and our mobile security business, Finjan Mobile. In 2017 Finjan Blue was founded to support our development and licensing efforts of the IBM Security Patents obtained by Finjan Blue through the Patent Assignment and Support Agreement with IBM. The Agreement, the terms of which are confidential, includes pathways for Finjan and IBM to consider development efforts in the future and provides for the sharing of pertinent institutional knowledge and resources by IBM to Finjan Blue. Since such businesses are relatively new and unproven, they may not yield any viable new revenue, inventions or technology, which would lead to a loss of our investment in such activities. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. If we are unable to generate sufficient revenue from such businesses or invent or acquire new technologies or products, our financial condition and operations may be materially impacted.

If we suffer a cyber-security event, we may lose Finjan Mobile customer data and incur liabilities, any of which would harm our business and operating results.

As cyber-security threats develop and evolve, it may be necessary to make further investments to protect data and infrastructure. A security breach or unauthorized access or loss of data could result in a disruption to our Finjan Mobile service, litigation, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, loss of sales and customers, mitigation and remediation expenses among other liabilities. At this time, such a cyber-security event would be immaterial, however as we continue to grow our Finjan Mobile business, such an event could result in significant liability.

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

Our growth strategy includes the potential acquisition of patent, technology or other business assets or companies to further diversify our assets and business operations.  We may not be successful in identifying or funding acquisitions that are consistent with our strategy or in completing such acquisitions.  Acquisitions of patent, technology or other business assets or companies are subject to numerous potential risks, including the following:

•	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

•	our inability to achieve the anticipated financial and other benefits of a specific acquisition;

•	our inability to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	our inability to retain key personnel from an acquired company, if necessary;

•	difficulty in maintaining controls, procedures and policies during the transition and integration process;

•	our inability to integrate the target company’s technologies, products or businesses with ours;

•	diversion of our management’s attention from other business concerns; and

•	failure of our due diligence processes to identify significant issues, including issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business and prospects could be adversely affected. Depending upon the nature and structure of future acquisitions, our stockholders may not have the ability to vote on, or consent to, the consummation of any such acquisition.

Technologies we acquire in the future, if any, may not be commercially successful.

We may acquire patents and technologies that are in the early stages of adoption in the commercial and consumer markets. Demand for some of these technologies may be untested and subject to fluctuation based upon the rate at which such patents and technologies are adopted in products and services. These technologies may require long development cycles and a substantial investment before we can determine their commercial viability. As a result, there can be no assurance as to whether technologies we acquire will have value that can be timely monetized, if at all. Through Finjan Blue, we entered into a Patent Assignment and Support Agreement with IBM, effective August 24, 2017. Under the Patent Assignment Agreement, IBM is to support Finjan Blue in its development and licensing of the IBM Security Patents. However, there can be no assurance that we will be successful in our efforts to develop and license the IBM Security Patents or that we will recoup our investment in the IBM Security Patents.

Failures in our due diligence and/or inaccuracies of representations and warranties made by third parties may expose us to material liabilities, write-downs or write-offs in the future.

We expect to conduct due diligence investigations of the patent technology or other intellectual property assets of companies we seek to acquire in the future. Due diligence is time consuming and expensive and at times, we may also rely on opinions or representations or warranties of third parties to supplement, replace or support our own independent due diligence. Even if we conduct extensive due diligence on particular patent technology or other intellectual property assets or companies, this diligence may not reveal all material issues that affect the acquisition. If our diligence fails to identify issues related to the applicable patent, technology or other intellectual property assets or companies or industry to which they relate, or opinions, representations or warranties prove to be inaccurate, we may be forced to later write-down or write-off assets or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, we may acquire patent technologies or other intellectual property assets or companies from a seller who does not have proper title to those assets. In those cases, we could lose part or all of our investment in the assets.

Our acquisitions of patents, technology and other assets or companies may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patent, technology or other intellectual property assets or companies may be time consuming, complex and costly to consummate. As a result, we expect to incur significant operating expenses and use a substantial portion of our cash resources.
We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent, technology or other intellectual property assets or companies or, if consummated, proves to be unprofitable for us. These costs could adversely affect our operating results, and if we incur losses, the value of our securities could decline.

Our acquisitions of patents, technology or other assets or companies may involve issuing capital that would be dilutive to our stockholders, cause our stock price to drop, or involve raising capital on unfavorable terms, if available.

Acquisitions of patent, technology or other intellectual property assets or companies may require us to raise capital during the negotiations even if the acquisition is ultimately not consummated. If we raise additional funds through the issuance of equity, equity-linked or debt securities, including those pursuant to a registered offering, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. Sales of a substantial number of shares of our common stock in the public market, the perception that these sales or other financings might occur, could depress the market price of our common stock and could also impair our ability to raise capital through the sale of additional equity securities. If we issue debt securities or incur indebtedness, the incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license patents, technology or other intellectual property assets or companies and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional capital, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

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

Since patent disputes involving infringement, validity, and enforceability are governed by federal law, our patent enforcement actions are decided within the federal court system. The federal court calendars are often congested with other civil and criminal proceedings, giving rise to the risk of delays in our patent enforcement actions.  Such delays may have a negative impact on resolution of our disputes, adversely affect the timing of our cash flow projections and therefore, have a negative impact on our business. Further, lengthening of the litigation process increases the cost of litigation thereby harming our business.

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

We are obligated to maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or this internal control may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

While we were able to determine in our management’s report for fiscal 2017 that our internal control over financial reporting is effective, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, may be unable to assert that our internal controls are effective in the future. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

Furthermore, U.S. patent laws have been amended by the Leahy-Smith America Invents Act, or the AIA, certain sections of which became effective in September 2011. The AIA includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the AIA changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought individually against parties allegedly infringing by their respective allegations of infringement. In practice, however, many courts have consolidated separate actions asserting the same patent for the purposes of case management and discovery, although individual trials remain separate. In addition, accused infringers may now choose to attack patent validity by instituting an IPR process before the PTAB. In 2015, in In Re Cuozzo Speed Techs., 793 F.3d 1268 (Fed. Cir. 2015), the Federal Circuit upheld a decision permitting the PTAB to evaluate patent claims under a “broadest reasonable interpretation” (“BRI”) standard. This standard used by the PTAB is higher than the “plain and ordinary meaning” standard used in federal district courts, and has led to an arguably higher incidence of the PTAB finding claims invalid in light of prior art. In January 2016, the Supreme Court agreed to hear the appeal on this issue as well as the issue of what decisions by the PTAB are appealable to the traditional appellate court system. It remains unclear what, if any, impact the AIA will have on the operation of our patent monetization and enforcement business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

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

Furthermore, in various pending litigation and appeals in the United States Federal courts, various arguments and legal theories are being advanced to potentially limit the scope of damages a patent licensing company might be entitled to. Any one of these pending cases could result in new legal doctrines that could make our existing or future patent portfolios less valuable or costlier to enforce.

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

On June 19, 2014, the Supreme Court issued a landmark decision in which it significantly tightened the standard for patentability of software patents. Alice Corp. Pty. Ltd. v. CLS Bank Int’l, 134 S. Ct. 2347 (2014). Specifically, the Supreme Court stated that if you have an idea so abstract that it cannot be patented, simply tying it to a “generic computer cannot transform a patent-ineligible abstract idea into a patent-eligible invention.” The Supreme Court further stated that tying the abstract idea to “purely functional and generic” hardware would, similarly, not make the idea patentable. Arguably, the Alice decision is intended to limit the validity of poor quality software patents. The Alice decision may provide accused infringers of software patents new arguments to challenge the validity of such patents. Since Alice, however, the Court of Appeals for the Federal Circuit (“Federal Circuit”) has addressed a handful of decisions regarding patent eligibility of software and user interfaces in relation to electronic devices. Pertinent to our business are Core Wireless Licensing S.A.R.L. v. LG Electronics, Inc., LG Electronics Mobilecomm U.S.A., Inc., __F.3d __ (Case No. 2016-2684, 2017-1922, Fed. Cir. 2018) and Finjan, Inc. v. Blue Coat Systems, Inc., __ F.3d__ (Case No. 2016-2520, Fed. Cir. 2018). In both cases, the Federal Circuit found the subject claimed inventions patent eligible and not abstract because they each recited “specific improvement[s] over prior systems.” Practically, the effects of the Alice decision are still being assessed as patent holders, attorneys, the USPTO, and courts, are trying to determine the proper bounds of the Alice decision. We cannot guarantee that the Alice decision and ensuing developments will not have a negative impact on our business.

On June 16, 2015, the Federal Circuit issued an opinion which may lead to more patents being challenged on indefiniteness grounds. Williamson v. Citrix Online, LLC, 792 F.3d 1339 (Fed. Cir. 2015). One type of patent claim is a “means-plus-function” claim. Section 112(f) of the Patent Act requires that means-plus-function claims include a “corresponding structure,” described in the specification, for performing the function. Previous cases had held that if a claim did not include the word “means,” there was a strong presumption that the requirements of section 112(f) did not apply. The Williamson court removed the word “strong” from the presumption, as well as the requirement for a heightened evidentiary showing. Williamson may result in an increase in accused infringers challenging patent claims on indefiniteness grounds. Such result could have a material adverse effect on our business and operations.

On June 13, 2016, the Supreme Court issued Halo Electronics, Inc. v. Pulse Electronics, Inc., 579 U.S. ___ (No. 14-1513, June 13, 2016), in which a unanimous Supreme Court rejected the 2007 Federal Circuit decision, In re Seagate Technology LLC, 497 F.3d 1360 (Fed. Cir. 2007) (en banc), which established a stringent standard for proving willful patent infringement (aka the “Seagate test”. The Supreme Court instead held that the Seagate test was inconsistent with 35 USC § 284, that provides that “a court may increase the damages up to three times” the amount awarded in a lower court, and “is unduly rigid, and it impermissibly encumbers the statutory grant of discretion to district courts.” Accordingly, the district court judges and juries now have greater latitude to decide the willfulness question and award the prevailing patentee enhanced damages, with the caveat that such a finding should be made only in “egregious” cases. Notwithstanding Halo, enhanced damages for willful infringement is not guaranteed, and we, therefore, cannot guarantee that Halo will not have a negative impact on our business.

On May 22, 2017, the Supreme Court issued TC Heartland LLC v. Kraft Foods Group Brands LLC, 137 S.Ct. 1514 (No. 16-341, May 22, 2017). This decision focused on the question of where a domestic corporate defendant can be sued, i.e., the patent venue under 28 USC §1400(b). Where the Federal Circuit had held in VE Holding Corp. v. Johnson Gas Appliance Co., 917 F.2d 1574 (Fed.Cir. 1990), that patent cases could be brought in any district having personal jurisdiction over the defendant, the Supreme Court in TC Heartland determined that for purposes of patent venue, a domestic corporate defendant only resides in its state of incorporation. The impact of TC Heartland has shown, among other things, a dramatic decrease in new patent actions filed in the Eastern District of Texas (which accounted for nearly 40% of patent cases filed in the US), while the District of Delaware, where more than half of all publicly traded domestic companies are incorporated had a significant increase in the number of new patent cases filings. The District Court for the Northern District of California - which is where the majority of our cases are filed -- has also gained noticeable increase in new patent filings. Although most of our cases are filed in the Northern District of California, we cannot guarantee that we will not have to file in another venue or that filing in another venue will not have a negative impact on our business.

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

Our executive officers, directors and their affiliates, together with others who own at least 10% of our outstanding common stock, beneficially own or control approximately 20% of our common stock. Accordingly, these persons, acting individually or as a group, will have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of our company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales by us or our existing stockholders could dilute our stockholders and depress the market price of our common stock.

Based on information contained in Schedule 13D/A and Form 4 filings made throughout 2017 and in January and February 2018, two of our significant stockholders sold a significant number of shares of our common stock. While it is not easy to quantify how such sales may have depressed our share price, if these stockholders continue to sell (which we expect), or other existing stockholders sell a large number of shares of our common stock, or if we sell additional common stock or securities that are convertible into common stock, in the future, the market price of our common stock could decline.  Further, even the perception in the public market that we or our existing stockholders might sell shares of common stock could depress the market price of our common stock.

In addition, the issuance of additional shares by us, including (i) 4,140,000 shares of our common stock in a public offering in 2017 and (ii) the issuance of 2,196,836 shares of our common stock underlying outstanding stock options and restricted stock units, 1,280,979 of which were vested as of December 31, 2017, could dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market. Further, following approval of our stockholders at our 2017 annual meeting of stockholders, we (i) increased the number of shares reserved under our 2014 Incentive Compensation Plan (“2014 Plan”) by 1,000,000 shares and (ii) added an “evergreen” feature which provides for the annual replenishment of shares to the 2014 Plan share reserve without stockholder approval (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). The issuance of shares of our common stock underlying stock options and restricted stock units to be issued following such increase will dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market. Finally, in 2017 the Company issued to Soryn HLDR a fully vested common stock warrant to purchase 2,355,506 shares of common stock, at an exercise price of $3.18 per share, with a term of three years in connection with the Series A-1 Preferred Stock financing. The exercise of such warrant will further dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market.

Our Common Stock may be affected by trading volume and price fluctuations, which could adversely impact the value of our Common Stock.

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

Our authorized capital stock consists of eighty million (80,000,000) shares of common stock and ten million (10,000,000) shares of blank check preferred stock, of which one hundred fifty three thousand (153,000) shares have been designated Series A-1 Preferred Stock. If we engage in capital raising activities in the future as we did in May 2016 and June 2017, including issuances of common stock or securities that are convertible into, or exercisable for, our common stock, to fund the growth of our business, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have adopted an equity incentive plan pursuant to which equity awards may be granted to eligible employees (including our executive officers), directors and consultants, if our board of directors determines that it is in the best interest of the Company and our stockholders to do so. The issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our stockholders and adversely affect our earnings.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and if any analysts do publish such reports, what they publish in those reports. We may not obtain analyst coverage in the future. Any analysts that do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about our competitors. If any analyst who may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose, or never gain, visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our board of directors is authorized by our Certificate of Incorporation to establish classes or series of preferred stock and fix the designation, powers, preferences and rights of the shares of each such class or series without any further vote or action by our stockholders. Any shares of preferred stock so issued could have priority over our common stock with respect to dividend or liquidation rights. For instance, we issued 153,000 shares of Series A-1 Preferred Stock in June 2017. Under the terms of such Series A-1 Preferred Stock, with respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the shares of the Series A-1 Preferred Stock shall rank senior to all other classes of securities of the Company. Further, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable a holder to block such a transaction. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of holders of our common stock. Although our board of directors is required to make any determination to issue preferred stock based on its judgment as to the best interests of our stockholders, our board of directors could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our stockholders might believe to be in their best interests or in which such stockholders might receive a premium for their stock over the then-market price of such stock. Presently, our board of directors does not intend to seek stockholder approval prior to the issuance of currently authorized preferred stock, unless otherwise required by law or applicable stock exchange rules. Although we have no plans to issue any additional shares of preferred stock or to adopt any new series, preferences or other classification of preferred stock, any such action by our board of directors or issuance of preferred stock by us could dilute your investment in our common stock and warrants or subordinate your holdings to such shares of preferred stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our headquarters are located at 2000 University Avenue, Suite 600, East Palo Alto, CA 94303, which we lease pursuant to a sublease entered into in January 2015.  Finjan, Finjan Mobile and CybeRisk are based at the headquarters location. The initial term of the sublease terminates in September 2018. In December 2016, the Company entered into a monthly lease agreement in Tel Aviv, Israel, where it is conducting operations in support of CybeRisk. The Company also has office leases in New York, NY, which is subleased for the remainder of the lease term.

We believe that the facilities described above are suitable and adequate for our present purposes and needs in the near future.

ITEM 3. LEGAL PROCEEDINGS

See "NOTE 8 - Litigation, Claims, and Assessments" to our Consolidated Financial Statements.

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

No dividends were declared or paid.

	High	Low
Year Ending December 31, 2017
Fourth Quarter	$2.71	$1.66
Third Quarter	$3.50	$2.06
Second Quarter	$4.06	$1.68
First Quarter	$1.78	$1.21
Year Ending December 31, 2016
Fourth Quarter	$1.90	$1.00
Third Quarter	$2.24	$1.28
Second Quarter	$2.35	$0.87
First Quarter	$1.26	$0.81
Year Ended December 31, 2015
Fourth Quarter	$1.93	$1.14
Third Quarter	$2.80	$1.28
Second Quarter	$2.22	$1.16
First Quarter	$3.25	$1.76

Holders

As of March 7, 2018, there were approximately 36 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing fiscal 2017 to 2016, and 2016 to 2015.

Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

Contractual Obligations. An overview of our contractual obligations outstanding as of December 31, 2017, including expected payment schedules.

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

We operate our cybersecurity business through subsidiaries including, Finjan, Finjan Blue, Finjan Mobile and CybeRisk.

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

Since the sale of its hardware and software operations in 2009, Finjan’s primary source of income and related cash flows has been the enforcement of its patent rights against unauthorized use and to a lesser extent, income derived from intellectual property licenses granted to third parties for the use of patented technologies that are owned by Finjan.

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

Finjan Mobile was founded to ensure that consumers data as well as their mobile devices are protected against spies, phishing and malware attacks. Given the uptrend in mobile device usage coupled with the amount of transient corporate data, the average mobile user presents and represents higher risks of data loss through hacking. The consumer mobile device has become so convenient that consumers often forget about online security and download apps and blindly agree to terms of service, purchase products, pay bills, connect to free Wi-Fi, and not think twice about personal data and photos stored on their devices. As such, in June of 2015, the Company returned to the research and development world with the creation of security products for mobile devices.

CybeRisk was founded to deliver global advanced cyber risk and cyber security advisory services. We continue to analyze how best to leverage our investment in CybeRisk and our cybersecurity advisory services business.

As of December 31, 2017, we had 10 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Significant Developments During 2017 and early 2018

Retired Series A Preferred Stock

During 2017, the Company redeemed $13.8 million or 83,502 shares of the Company's Series A Preferred stock; $8.4 million reduced the original recorded value of the Series A Preferred stock and $5.4 million reduced the accreted value. As a result, as of April 3, 2017 the Company retired all shares of Series A Preferred Stock issued in its $10.2 million Series A Preferred Stock financing.

Equity Raise of $15.3 Million in Preferred Stock

In June 2017 Finjan Holdings entered into a Redeemable Preferred Stock Purchase Agreement with Soryn HLDR Vehicle II LLC, pursuant to which the Company agreed to issue to Soryn HLDR in a private placement an aggregate of 153,000 shares of the Company’s Series A-1 Preferred Stock at a purchase price of $100.00 per share, for aggregate proceeds of $15.3 million.

The Company also agreed to issue to Soryn HLDR a fully vested common stock warrant to purchase 2,355,506 shares of common stock, at an exercise price of $3.18 per share, with a term of three years.

In January 2018, the Company redeemed $6.2 million or 48,076 shares of the Company's Series A-1 Preferred stock; $4.8 million reduced the original recorded value of the Series A-1 Preferred stock and $1.4 million reduced the accreted value.

Common Share Raise

In June 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley & Co., LLC (the “Underwriter”) pursuant to which the Company agreed to issue and sell an aggregate of 3,600,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”), at a public offering price of $3.15 per share gross proceeds, with net proceeds to the Company of $2.90 per share, for a total of $10.4 million. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters a 30-day over-allotment option to purchase an additional 540,000 shares of Common Stock, which was exercised July 21, 2017. The Company received $1.6 million net proceeds from the exercise of the over-allotment.

Patent Assignment and support Agreement

In August 2017, the Company and Finjan Blue entered into a Patent Assignment and Support Agreement (the “Patent Assignment Agreement”) with IBM effective August 24, 2017. Pursuant to the Patent Assignment Agreement, Finjan Blue acquired select IBM patents in the security sector (the “IBM Security Patents”) in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years. The Company’s initial $2.0 million payment was made on August 24, 2017. For the period ended December 31, 2017, the Company recorded $0.7 million in amortization expense of these intangible assets.

Finjan Mobile Launched Gen4 Mobile Secure Browser, VitalSecurityTM

In September 2017 Finjan Mobile, Inc. launched Gen4 Mobile Secure Browser, VitalSecurity, a fully functional browser that offers protection for both mobile and tablet devices. Using VitalSecurity, users can safely browse the internet and be warned that sites might contain malicious or suspicious content.

For the IOS and Android operating systems, Finjan Mobile VitalSecurity Browser educates users by identifying potential vulnerabilities on websites. The app can identify URL’s that have been flagged by industry leading cyber companies and protect you from viruses and malicious content.

The Gen4 mobile secure browser is completely redesigned and is built from Finjan’s patented technology.

Type in a search term and Finjan Mobile VitalSecurity will scan search results and present informative notifications - Safe, Caution or Danger. If a site is considered dangerous, you can choose to click and go right to the website or learn about potential privacy and phishing vulnerabilities. Educating users on privacy and potential vulnerabilities is our main objective.

New Patent

In January 2017, our subsidiary, Finjan Mobile received its first US patent, U.S.  Patent  No. 9,554,279. The patent relates to authorizing a mobile device to access a secure server based in part on whether the mobile device is currently located within an authorized geographical area.

JVP Capital Call

In February 2018, the Company made a payment to the JVP fund of $0.5 million, reducing the commitment outstanding to $2.2 million.

Settlement with Symantec

In March 2018, the Company, including its wholly-owned subsidiary, Finjan, Inc. (“Finjan” and collectively with the Company and its affiliated companies, the “Finjan Parties”), announced that Finjan Parties and Symantec Corporation (“Symantec”) and its subsidiary, Blue Coat Systems, LLC (“Blue Coat”) (collectively, the “Symantec Parties”) entered into a Confidential Patent License and Settlement Agreement (the “License and Settlement Agreement”) effective as of February 28, 2018 (“Effective Date”). Specifically, the Parties have resolved and settled all claims between them. As part of the settlement, the Symantec Parties will obtain a license to, among others, the Finjan patents and pay the Finjan Parties $65.0 million in cash within twenty (20) days of the Effective Date of the License and Settlement Agreement. Further, if Symantec acquires certain entities within four years from the Effective Date, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by the Company and Symantec. The remaining terms of the License and Settlement Agreement are confidential.

Inter Partes Reviews

See "NOTE 8 - Litigation, Claims, and Assessments" to our Consolidated Financial Statements.

Patent Litigations

See "NOTE 8 - Litigation, Claims, and Assessments" to our Consolidated Financial Statements.

Industry Trends and Outlook

We believe cybersecurity will be a very active sector in 2018. Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens. We have recently seen a number of devastatingly successful cybersecurity breaches targeting high profile government offices and corporations. The full extent of the cost and damage associated with these attacks may not be known for some time. Nonetheless, these attacks are expected to continue, along with their associated and sometimes unprecedented costs. In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim by the breach of their personal and otherwise confidential data. These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including hardware and software, as well as cybersecurity consulting services.

Given our 20-year history in the cybersecurity market we have had the benefit of actively participating in the progression on how technology has moved to meet the new threats and demands. We believe this puts us in a unique position to make observations and determine the best course of action in order to make investments in new developing technologies. There is still a limited appreciation for how much personal data is being pushed out over the internet for anyone to capture and unlike desktops and laptop computers, mobile devices do not have the same kind of access to security. We believe this represents a unique opportunity for Finjan to develop products for consumer mobile devices that were once only available to our enterprise customers. As such, we are building upon our current patented technology and migrating it into the mobile platform so consumers can have greater control of their security and personal information.

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

Fluctuations of Income, Expenses and Cash Flows Related to Licensing and Enforcement

Our licenses and judgments may not be recurring and are not necessarily indicative of the income or cash flows that we expect to generate in the future from our existing technology portfolio or otherwise. We expect income, expenses and cash flows related to patent enforcement to be unpredictable and to fluctuate significantly from period to period. A number of factors, many of which are beyond our control, may affect the timing and amount of our income and cash flows related to patent licensing and enforcement actions, including, but not limited to, trial dates, the strength of our claims and likelihood of achieving an acceptable license on settlement, the timing and nature of any appeals and our ability to collect on any favorable judgments. Significant fluctuations in our income and cash flows may make our business difficult to manage and adversely affect our business and operating results. We do not recognize income from our licensing and enforcement actions until the terms are fixed and determinable or litigation is finalized (whether resolved at trial or in a settlement).

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings Amended and Restated 2014 Incentive Compensation Plan (“2014 Restated Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance and on June 21, 2017, at our 2017 annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. Restated 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). A total of 438,712 restricted stock units and 2,341,340 options remain outstanding as of December 31, 2017, under the Restated 2014 Plan. We expect that future equity-based awards will continue to be made under the Restated 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

We expect to increase the number of employees and consultants to help execute our strategy in the cybersecurity business and support our public company functions. Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical periods presented in our financial statements.

Results of Operations

We operate a cybersecurity business, focused on licensing and enforcement, providing advisory services, developing mobile security applications, and investing in emerging cybersecurity technologies and intellectual property. The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods based on our consolidated statement of operations data. The year to year comparison of results of operations is not necessarily indicative of results of operations for future periods.

	For the Years Ended December 31,
	2017		2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(In thousands, except percentages)
Revenues	$50,484	100%	$18,387	100%	$4,687	100%

Cost of revenues	6,008	12%	3,037	17%	814	17%

Gross profit	44,476	88%	15,350	83%	3,873	83%

Operating expenses:
Sales, general and administrative (1)	28,596	57%	14,427	78%	17,362	371%
Research and development	1,473	3%	570	3%	391	8%
Total operating expenses	30,069	60%	14,997	82%	17,753	379%

Other income	2,244	4%	—	—	1,283	27%

Income (loss) before income taxes	16,651	33%	353	2%	(12,597)	(269)%

Income tax provision (benefit)	(6,160)	(12)%	3	—%	5	—%

Net income (loss)	$22,811	45%	$350	2%	$(12,602)	(269)%

(1) Includes stock based compensation	$843	2%	$872	5%	$766	16%

Year ended December 31, 2017 compared with the year ended December 31, 2016:

	For the Years Ended December 31,
	2017	2016	Change	% Change
	(In thousands, except percentages)
Revenues	$50,484	$18,387	$32,097	175%

Cost of revenues	6,008	3,037	2,971	98%

Gross profit	44,476	15,350	29,126	190%
Gross margin	88%	83%

Operating expenses:
Sales, general and administrative	28,596	14,427	14,169	98%
Research and development	1,473	570	903	158%
Total operating expenses	30,069	14,997	15,072	101%

Other income	2,244	—	2,244	100%

Income before income taxes	16,651	353	16,298	NM

Income tax provision (benefit)	(6,160)	3	(6,163)	NM

Net income	$22,811	$350	$22,461	NM

Revenue in 2017 is derived from multiple license agreements that we entered into with third-parties following negotiations pursuant to our patent licensing and enforcement program. The revenue increase is primarily due to licensing revenues, as further described in "Item 1. Business" - "Licensing and Enforcement - Current Activities, Post 2013".

Cost of revenues includes contingent legal fees directly associated with our licensing and enforcement programs. Cost of revenues increased largely in proportion to increased revenues.

Gross profit as a percentage of revenues increased in 2017 in relation to the increase in revenues.

Operating expenses consists of sales and marketing, general and administrative, and research and development. Sales, general and administrative expenses ("SG&A") consisted primarily of legal fees incurred in operations and employee headcount related expenses. These comprise approximately 60% of total SG&A expense. Litigation expenses increased $6.0 million to $12.3 million in 2017 compared to 2016 and are primarily due to the timing of various outstanding litigation actions. See "Item 3. Legal Proceedings". Employee headcount related expenses increased $1.0 million to $4.6 million in 2017 compared to 2016. In addition, in 2017 we signed a patent license agreement with FireEye for $5.0 million and increased efforts focusing on the growth of the business. The balance of the increase includes other SG&A expenses including consulting, other professional fees, facilities and other administrative fees and expenses.

Operating expenses from the Company’s Finjan Mobile security business increased by $1.0 million to $1.5 million in 2017 compared to 2016, as we added resources to grow this market.

Other income is the change in fair value of the warrant liability.

We recognized a reduction in the valuation allowance based on the anticipated benefit of $6.2 million from utilizing previous net operating losses.

Year ended December 31, 2016 compared with the year ended December 31, 2015:

	For the Years Ended December 31,
	2016	2015	Change	% Change
	(In thousands, except percentages)
Revenues	$18,387	$4,687	$13,700	292%

Cost of revenues	3,037	814	2,223	273%

Gross profit	15,350	3,873	11,477	296%
Gross margin	83%	83%

Operating expenses:
Sales, general and administrative	14,427	17,362	(2,935)	(17)%
Research and development	570	391	179	46%
Total operating expenses	14,997	17,753	(2,756)	(16)%

Other income	—	1,283	(1,283)	(100)%

Income before income taxes	353	(12,597)	12,950	(103)%

Income tax provision	3	5	(2)	(40)%

Net income (loss)	$350	$(12,602)	$12,952	(103)%

Revenue in 2016 was derived from multiple license agreements that we entered into with third-parties following negotiations pursuant to our patent licensing and enforcement program. In addition, our consulting business started in 2015. Our revenue increase is primarily due to licensing revenues, as further described in "Item 1. Business" - "Licensing and Enforcement - Current Activities, Post 2013".

Cost of revenues includes legal fees directly associated with our licensing and enforcement program. Cost of revenues increased largely in proportion to increased revenues.

Gross profit as a percentage of revenues remained consistent in 2016 compared to 2015 at approximately 83%, with gross margin growing 296%, in relation to the increase in revenues between years, largely due to the timing of legal costs directly associated with enforcement of our intellectual property.

Operating expenses consists of sales and marketing, general and administrative, and research and development. Sales, general and administrative expenses ("SG&A") consisted primarily of legal fees incurred in pursuing our revenues and employee headcount related expenses. These comprise approximately 70% of total SG&A expense. Litigation expenses decreased $1.7 million to $6.3 million in 2016 compared to 2015 and is primarily due to the timing of various outstanding actions. See "Item 3. Legal Proceedings". Employee headcount related expenses remained consistent year over at approximately $4.5 million. In addition, SG&A expenses include consulting and other professional fees, facilities and other administrative expenses and fees; decreased by over $1.0 million, primarily due to the cost of relocating to California in 2015.

Other income of $1.3 million for the year ended December 31, 2015 was primarily from our gain on investing activities through a liquidity event in a cybertechnology fund.

Liquidity and Capital Resources

As of December 31, 2017, we had approximately $41.2 million of cash and cash equivalents, an increase of approximately $27.5 million from $13.7 million in 2016.

On December 22, 2017, the 2017 Tax Cut and Jobs Act (the Act) was enacted into law and the new legislation contains several key tax provisions, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of our deferred tax assets and liabilities.  The re-measurement of our deferred tax asset resulted in a reduction of approximately $2.8 million.

Subsequent to December 31, 2017, the Company redeemed $6.2 million or 48,076 shares of the Series A-1 Preferred stock. This redemption is related to the license fee received in late December 2017.

In addition, on November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $2.7 million of the commitment remains unfunded. The fund can make a call on our remaining commitment at any time.  We expect to make payments to honor this commitment if and when capital calls are made by the fund.

Subsequent to December 31, 2017, the Company made a payment to the JVP fund of $0.5 million pursuant to a capital call, reducing the commitment outstanding to $2.2 million.

	December 31,
	2017	2016
	(in thousands)
Cash & cash equivalents	$41,169	$13,678

Cash flows for the year ended December 31, 2017, 2016 and 2015

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$16,586	$1,328	$(11,259)

Net cash used in investing activities	$(1,873)	$(559)	$(199)

Net cash provided by financing activities	$12,778	$6,808	$54

Operating Activities: Net cash provided by operating activities was $16.6 million for the year ended December 31, 2017 and is comprised of $22.8 million in net income, $0.8 million in stock-based compensation, $0.8 million in depreciation and amortization, $0.6 million change in net operating assets and liabilities, offset by $2.2 million change in the warrant liability and a change in deferred income taxes of $6.2 million.

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

Investing Activities: During the year ended December 31, 2017, cash used in investing activities of $2.0 million was related to the purchase of assets under the Patent Purchase Agreement, offset by $0.1 million in cash distribution received from our investment in the JVP fund.

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

Financing Activities: During the year ended December 31, 2017, net cash provided by financing activities of $12.8 million was primarily from the Series A-1 Preferred Stock Financing totaling $14.4 million and a Common Share offering for $12.0 million, offset by redeeming and retiring Series A Preferred Stock Financing of $13.8 million.

During the year ended December 31, 2016, net cash provided by financing activities was $6.8 million. Cash provided by financing activities of $6.8 million during 2016 primarily resulted from the Series A Preferred Stock Financing in May 2016 of $6.7 million, net comprised of the initial financing of $9.5 million, net, offset by subsequent redemptions of $2.8 million.

During the year ended December 31, 2015, net cash provided by financing activities was deemed immaterial.

Contractual Obligations

The following table summarizes, as of December 31, 2017, the Company's contractual obligations over the next four years for the property leases entered into during the years ended 2015, 2014, and 2013, the Company's investment in JVP, the VPN arrangement with Avira and the asset purchase from IBM:

	Payments due by Period (In thousands)
Contractual Obligations	Less Than 1 Year	2-4 Years	Total
Operating Lease Obligations:	$459	$—	$459

Other Long-Term Liabilities:
Capital Commitments not Called	750	1,950	2,700
Finjan Mobile future commitment	1,300	1,950	3,250
Finjan Blue future commitment	1,000	5,500	6,500

Total	$3,509	$9,400	$12,909

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or “U.S. GAAP.” The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, assumptions and judgments, including those related to revenue recognition, bad debts, inventories, warranties and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and our revenue recognition. Actual results may differ from these estimates under different assumptions or conditions and the impact of such differences may be material to our consolidated financial statements.

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below. We consider our most critical accounting policies and estimates to be revenue recognition, gain on settlements, valuation of long lived assets, derivative liabilities, stock based compensation and accounting for business combinations-acquisition method accounting.

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

In connection with our Distribution Agreement with Avira, we have approximately $3.3 million outstanding, which is payable quarterly over the next three years, final payment due April 1, 2019.

Recent Accounting Pronouncements

See "NOTE 2 - Summary of significant accounting policies, - Recently issued accounting pronouncements"

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of December 31, 2017, totaled $41.2 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2017, to provide reasonable assurances that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting of operations as of December 31, 2017. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on this assessment, our management concluded that, as of December 31, 2017, our internal controls over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2018 (the “Proxy Statement”) under the caption “Directors, Management and Corporate Governance.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1. Business — Corporate Information.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm – Disclosure of Marcum LLP Fees for the Years Ended December 31, 2017, 2016 and 2015” and “- Pre-Approval Policies and Procedures.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company, effective July 10, 2014 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed July 11, 2014)

3.2	Certificate of Designation of Series A-1 Preferred Stock dated June 19, 2017 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on June 20, 2017)

3.3	Amended and Restated Bylaws, adopted July 10, 2014 (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed July 11, 2014)

4.1	Form of Warrant in favor of Soryn HLDR Vehicle II LLC (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on June 20, 2017)

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

10.5	Employment Agreement, dated January 19, 2014, between Finjan Holdings, Inc. and Julie Mar-Spinola (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 31, 2015)#

10.6	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)#

10.7	Form of Option Award under the Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed March 14, 2014)#

10.8	Finjan Holdings, Inc. Amended and Restated 2014 Incentive Compensation Plan, dated July 10, 2014, as amended and restated June 21, 2017*#

10.9	Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.10
Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.11	Summary of Director Compensation (incorporated by reference to our Current Report on Form 8-K filed April 8, 2014)#

10.12	Finjan Holdings, Inc. Israeli Appendix to the 2014 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2015)#

10.13	Form of Israeli Option Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 26, 2015)#

10.14	Sublease Agreement, dated January 7, 2015, between Finjan Holdings, Inc. and Tribune Media Company (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed February 25, 2015)

Exhibit Number	Exhibit Description
10.15
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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINJAN HOLDINGS, INC.

Date:	March 14, 2018	By:	/s/ Philip Hartstein
Philip Hartstein
President & Chief Executive Officer (Principal Executive Officer)

Date:	March 14, 2018	By:	/s/ Michael Noonan
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric Benhamou	Director	March 14, 2018
Eric Benhamou

/s/ Daniel Chinn	Chairman	March 14, 2018
Daniel Chinn

/s/ Glenn Daniel	Director	March 14, 2018
Glenn Daniel

/s/ Harry Kellogg	Director	March 14, 2018
Harry Kellogg

/s/ Michael Southworth	Director	March 14, 2018
Michael Southworth

/s/ Alex Rogers	Director	March 14, 2018
Alex Rogers

/s/ Gary Moore	Director	March 14, 2018
Gary Moore

/s/ Philip Hartstein	President & Chief Executive Officer	March 14, 2018
Philip Hartstein	(Principal Executive Officer)

/s/ Michael Noonan	Chief Financial Officer & Treasurer	March 14, 2018
Michael Noonan	(Principal Financial and Accounting Officer)

FINJAN HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Finjan Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Finjan Holdings, Inc. (the “Company”) as of December 31, 2017, and 2016, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum LLP
/s/ Marcum LLP

We have served as the Company’s auditor since 2012.

New York, NY
March 14, 2018

FINJAN HOLDINGS, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$41,169	$13,678
Accounts receivable	2,606	1,066
Prepaid expenses and other current assets	765	292
Total current assets	44,540	15,036
Property and equipment, net	140	203
Investments	2,618	2,745
Intangible assets, net	7,748	—
Other assets, non-current	—	321
Deferred income taxes, non-current	6,201	—
Total Assets	$61,247	$18,305

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,646	$1,858
Accounts payable, related parties	112	88
Accrued expenses	1,303	1,832
Accrued income taxes	13	3
Warrant liability	1,096	—
Other liabilities, current	1,086	33
Total current liabilities	8,256	3,814

Other liabilities, non-current, patent purchase	5,500	119
Total Liabilities	13,756	3,933

Commitments and contingencies (Note 7)

Redeemable Preferred Stock
Series A Preferred stock - $0.0001 par value, no shares and 83,502 shares issued and outstanding at December 31, 2017 and 2016, respectively (Liquidation preference of $13,778 at December 31, 2016)	—	13,486
Series A-1 Preferred stock - $0.0001 par value, 153,000 and no shares issued and outstanding at December 31, 2017 and 2016, respectively (Liquidation preference of $19,890 at December 31, 2017)	18,965	—
Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding (which excludes 153,000 and 83,502 shares of Redeemable Preferred Stock at December 31, 2017 and 2016, respectively) at December 31, 2017 and 2016	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 27,707,328 and 23,102,728 shares issued and outstanding at December 31, 2017 and 2016	3	2
Additional paid-in capital	22,968	18,140
Retained earnings (accumulated deficit)	5,555	(17,256)
Total Stockholders’ Equity	28,526	886

Total Liabilities and Stockholders’ Equity	$61,247	$18,305
The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues	$50,484	$18,387	$4,687
Cost of revenues	6,008	3,037	814
Gross profit	44,476	15,350	3,873

Operating Expenses:
Selling, general and administrative	28,596	14,427	17,362
Research and development	1,473	570	391
Total operating expenses	30,069	14,997	17,753

Income (loss) from operations	14,407	353	(13,880)

Other Income
Return on investment	—	—	1,271
Interest income	27	—	12
Change in fair value of warrant liability	2,217	—	—
Total other income	2,244	—	1,283

Income (loss) before provision for income taxes	16,651	353	(12,597)

Income tax provision (benefit)	(6,160)	3	5

Net Income (Loss)	22,811	350	(12,602)

Accretion of preferred stock	(4,882)	(6,789)	—
Net income (loss) attributable to common stockholders	$17,929	$(6,439)	$(12,602)

Net income (loss) per share, basic	$0.90	$0.02	$(0.56)
Net income (loss) per share, diluted	$0.87	$0.02	$(0.56)

Net income (loss) per share applicable to common stockholders, basic	$0.71	$(0.28)	$(0.56)
Net income (loss) per share applicable to common stockholders, diluted	$0.68	$(0.28)	$(0.56)

Weighted average common shares outstanding, basic	25,353,966	22,837,263	22,548,932
Weighted average common shares outstanding, diluted	26,269,727	22,837,263	22,548,932

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total
	Shares	Amount

Balance - December 31, 2014	22,448,098	$2	$23,126	$(5,004)	$18,124
Stock based compensation expense	—	—	766	—	766
Proceeds from exercise of stock options	192,513	—	54	—	54
Net loss	—	—	—	(12,602)	(12,602)
Balance – December 31, 2015	22,640,611	2	23,946	(17,606)	6,342
Stock based compensation expense	—	—	872	—	872
Proceeds from exercise of stock options	462,117	—	111	—	111
Accretion of Series A preferred stock	—	—	(6,789)	—	(6,789)
Net income	—	—	—	350	350
Balance – December 31, 2016	23,102,728	2	18,140	(17,256)	886
Stock based compensation expense	—	—	843	—	843
Proceeds from exercise of stock options	464,600	—	229	—	229
Accretion of Series A preferred stock	—	—	(292)	—	(292)
Accretion of Series A-1 preferred stock	—	—	(4,590)	—	(4,590)
Issuance of warrants classified as a liability	—	—	(3,313)	—	(3,313)
Sale of Common Stock	4,140,000	1	11,951	—	11,952
Net income	—	—	—	22,811	22,811
Balance – December 31, 2017	27,707,328	$3	$22,968	$5,555	$28,526

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net Income (Loss)	$22,811	$350	$(12,602)
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities
Return on investment	—	—	(1,271)
Depreciation and amortization	815	63	50
Loss on disposal of assets	—	—	34
Change in fair value of warrant liability	(2,217)	—	—
Deferred income taxes	(6,201)	—	—
Stock-based compensation expense	843	872	766
Changes in operating assets and liabilities:
Accounts receivable	(1,540)	(1,066)	2,016
Prepaid expenses and other assets	(152)	34	(535)
Accrued expenses	(529)	1,382	(350)
Accounts payable	2,788	(362)	545
Accounts payable - related parties	24	71	(83)
Accrued income taxes	10	(6)	9
Other liabilities	(66)	(10)	162
Net Cash Provided by (used in) Operating Activities	16,586	1,328	(11,259)

Cash Flows From Investing Activities
Purchase of intangible assets	(2,000)	—	—
Purchases of additional investment	—	(550)	(750)
Proceeds from investment	—	—	826
Distribution from investment	127	—	—
Purchase of property and equipment	—	(9)	(275)

Net Cash Used in Investing Activities	(1,873)	(559)	(199)

Cash Flows From Financing Activities
Proceeds from the sale of Series A Preferred shares, net of issuance costs	—	9,490	—
Proceeds from the sale of Series A-1 Preferred shares, net of issuance costs	14,375	—	—
Redemption of Series A Preferred shares	(13,778)	(2,793)	—
Proceeds from Common share offering, net of issuance costs	11,952	—	—
Proceeds from exercise of stock options	229	111	54

Net Cash Provided by Financing Activities	12,778	6,808	54

Net Increase (Decrease in) Cash and Cash Equivalents	27,491	7,577	(11,404)
Cash and Cash Equivalents - Beginning	13,678	6,101	17,505

Cash and Cash Equivalents - Ending	$41,169	$13,678	$6,101

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for income taxes	$30	$—	$7
Non-cash investing and financing activities:
Distribution of investment held by investee	—	—	445
Accretion of Series A Preferred Stock	292	6,789	—
Accretion of Series A-1 Preferred Stock	4,590	—	—
Series A-1 warrant liability	3,313	—	—
Patent purchase in exchange for payable	6,500	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

ORGANIZATION

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation, and its wholly owned subsidiaries, Finjan, Finjan Blue, Finjan Mobile and CybeRisk operates a cybersecurity business focused in four business lines: intellectual property licensing and enforcement, advisory services, mobile security application development and investing in cybersecurity technologies and intellectual property. Revenues and operations from the Company’s Finjan Mobile security business and the Company’s CybeRisk advisory services were immaterial to the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015. Licensing and enforcement of the Company's cybersecurity patent portfolio is operated, through its wholly-owned subsidiary Finjan, Inc. The Company’s common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

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

In February 2013, Finjan distributed all securities it held in two unaffiliated entities to FSI and made a payment of cash in an amount sufficient to repay and satisfy in full a pre-existing intercompany loan from FSI to Finjan. Following that distribution, the board of directors and stockholders of FSI approved the dissolution of, and a plan of liquidation for, FSI that resulted, among other things, in the distribution of Finjan's common stock to certain of FSI’s stockholders, whereby Finjan ceased to be a subsidiary of the Former Parent.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles ("US GAAP"), requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to derivative liabilities, stock-based compensation expense, impairment of long-lived assets, the determination of the economic useful life of property and equipment, income taxes and valuation allowances against net deferred tax assets. Management bases its estimates on historical experience or on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are demand deposits and money market accounts.

CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash and cash equivalents in financial institutions located in the United States and Israel. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts. As of December 31, 2017, and 2016, substantially all of the Company’s cash and cash equivalents are uninsured.

During 2017, revenues generated by the Company were derived from five license agreements that the Company entered into with third parties in 2017 and existing agreements from 2016 and 2015, that had agreed upon future payment terms.

See “Note 9 - License, Settlement and Release Agreement.”

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company does not currently require any collateral for accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company did not record an allowance for doubtful accounts as of December 31, 2017 and 2016, respectfully. Bad debt expense for the years ended December 31, 2017, 2016 and 2015 was nil.

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

INVESTMENTS

Investments that are not controlled, and over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. All of the Company’s investments as of December 31, 2017 and 2016 and are accounted for under the cost method.

IMPAIRMENT OF LONG-LIVED ASSETS

Intangible assets with finite lives are amortized over their estimated useful lives. The Company reviews these assets for impairment periodically or whenever potential indicators of impairment exist. The Company continually evaluates whether events or changes in circumstances might indicate that the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the estimate of fair value is based on the best information available as of the date of the assessment, is subjective and requires judgment, including management assumptions as deemed appropriate and would be based on generally accepted valuation methodologies.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Software development costs incurred subsequent to achievement of technological feasibility were not material and were expensed as incurred during the years ended December 31, 2017, 2016 and 2015.

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates, and income and expenses are translated using average exchange rates during the period. Foreign currency translation gains (losses) were immaterial for the years ended December 31, 2017, 2016 and 2015.

Foreign currency transaction gains (losses) were immaterial for the years ended December 31, 2017, 2016 and 2015, and are included as general and administrative expense, in the accompanying consolidated statements of operations.

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

DERIVATIVE LIABILITIES

In connection with the issuance of Series A-1 Preferred Stock in June 2017, the Company issued a warrant with variable consideration. The Company determined that this instrument is an embedded derivative pursuant to ASC 815, “Derivatives and Hedging.” The accounting treatment of derivative financial instruments requires that the Company record the warrant, at its fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Monte Carlo Valuation model is used to estimate the fair value of the warrant. The model was developed for use in estimating the fair value of traded options or warrants. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the instrument granted.

The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. The dividend yield is zero percent as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future. The Company determines the expected term of its warrant awards by using the contractual term.

The principal assumptions used in applying the model were as follows:

For the Year Ended December 31, 2017
Assumptions:
Risk-free interest rate	1.5% - 2.0%
Expected life	2.5 - 3 years
Expected volatility	50% - 60%
Dividends	0.0%

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the assignment of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The fair value measurement of the warrant issued in conjunction with the Series A-1 Preferred Stock is a derivative liability based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Controller who reports to the Chief Financial Officer, determines valuation policies and procedures, which are reflected in the the Company's assumptions in measuring fair value.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding.

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$17,929	$(6,439)	$(12,602)

Denominator:
Weighted-average common shares, basic	25,353,966	22,837,263	22,548,932
Weighted-average common shares, diluted*	26,269,727	22,837,263	22,548,932
Net income (loss) per common share:
Basic:	$0.71	$(0.28)	$(0.56)
Diluted:	$0.68	$(0.28)	$(0.56)

* The diluted earnings per common share included 438,712 unvested Restricted Stock Units and the weighted average effect of 477,048 stock options that are potentially dilutive to earnings per share for the twelve months ended December 31, 2017, since the exercise price of such securities was less than the average market price during the period.

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive and consist of the following:

	December 31,
	2017	2016	2015
Stock options	2,341,340	1,607,347	1,510,832
Restricted stock units	438,712	185,260	408,710
Warrants	2,355,506	—	—
Total	5,135,558	1,792,607	1,919,542

STOCK-BASED COMPENSATION

The Company measures compensation cost for all employee stock-based awards at their fair values on the date of grant. Stock-based awards issued to non-employees are measured at their fair values on the date of grant and are re-measured at each reporting period through their vesting dates. When a non-employee becomes an employee and continues to vest in the award, the fair value of the individual’s award is re-measured on the date that he becomes an employee, and then is not subsequently re-measured at future reporting dates. The fair value of stock based awards is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method for stock options and restricted stock. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards.

INCOME TAXES

The Company files consolidated income tax returns in the U.S. federal jurisdiction and is headquartered in California, formerly in New York. The federal and state income tax returns for the tax years 2013 and after remain subject to examination for federal and state taxes. The Company files state income tax returns for California and New York.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. As of December 31, 2017, 2016 and 2015, an immaterial or no liability for unrecognized tax benefits was required to be reported. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses. There were no amounts accrued for penalties or interest as of, or during the years ended December 31, 2017, 2016 and 2015.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. The Company has completed its analysis of the new revenue standards and has established an implementation plan and believes the systems in place are adequate to support application of this guidance. The Company has adopted the new standard effective January 1, 2018, using the modified retrospective transition method. However, as the Company’s revenues in 2017 were from Licensing and Enforcement activities, which does not change significantly under the new standard, adoption via the full retrospective approach or the modified retrospective approach on January 1, 2018 would not have a material impact on the Company’s consolidated financial statements and the internal controls over financial reporting.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice.  ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning January 1, 2018. The Company is currently evaluating the standard to determine the impact of its adoption on the Company's consolidated financial statements.

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

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

NOTE 3 - INTANGIBLE ASSETS

Patents

The Company owns or possesses licenses to use its patents. The costs of maintaining the patents are expensed as incurred.

Intangible Assets

The Company and Finjan Blue entered into a Patent Assignment and Support Agreement (the “Patent Assignment Agreement”) with IBM effective as of August 24, 2017 (see "Note 7 - Commitments and Contingencies"). Pursuant to the Patent Assignment Agreement, Finjan Blue acquired select IBM patents in the security sector (the “IBM Security Patents”). In accordance with ASC 350-30-35-2 through 35-4, Intangibles-Goodwill and Other, the Company determined that the useful life of the patents acquired under the Patent Assignment and Support Agreement should be amortized over the four-year term of the agreement. Management did not identify any triggering events which would have necessitated an impairment change.

The components of these intangible assets are as follows:

	As of December 31,
	2017	2016
	(in thousands)
Patents	$26,552	$18,052
Less accumulated amortization	(18,804)	(18,052)

Intangible assets, net	7,748	$—

Amortization expense for the year ended December 31, 2017 was approximately $752,000 and $0 for the years ended December 31, 2016 and 2015.

Future amortization costs of $2.1 million annually will be recognized over the next 3.75 years.

NOTE 4 – ACCRUED EXPENSES AND WARRANT LIABILITY

Accrued expenses

The components of accrued expenses are as below:

	As of December 31,
	2017	2016
	(In thousands)
Legal - licensing & litigation	$—	$1,195
Compensation	1,233	560
Other	70	77
	$1,303	$1,832

Warrant Liability

A summary of the Company's Level 3 derivative liabilities for the twelve months ended December 31, 2017 is as follows (in thousands):

Balance, December 31, 2016	$—
Fair value of derivative liabilities at issuance	3,313
Change in the fair value of derivative liabilities	(2,217)
Balance, December 31, 2017	$1,096

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	As of December 31,
	2017	2016
	(In thousands)
Office equipment, leasehold improvements and furniture	$319	$319
Less accumulated depreciation	(179)	(116)
Property and equipment, net	$140	$203

Depreciation expense for the years ended December 31, 2017 and 2016 was approximately $63,000 for both years, respectively and $50,000 in 2015.

NOTE 6 – INVESTMENTS

On November 21, 2013, the Company made a $5 million commitment to invest in Jerusalem Venture Partners (“JVP Fund”). As of December 31, 2017, $2.7 million remains outstanding on this commitment. If and when the Company funds the entire amount of the investment, the investment will be less than a 10% limited partnership interest in which the Company will not be able to exercise control over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting.

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

There were no identified events or changes in circumstances that are believed to have had a significant adverse effect on the fair value of the investments as of December 31, 2017, 2016 and 2015.

Subsequent to December 31, 2017, the Company made a payment to the JVP fund of $0.5 million pursuant to a capital call, reducing the commitment outstanding to $2.2 million.

The following is a summary of the Company’s investments (in thousands):

Venture Capital Fund

Balance - January 1, 2015	$1,000
Investment made during 2015	750
Proceeds retained and reinvested in fund	445
Balance - December 31, 2015	2,195
Investment made during 2016	550
Balance - December 31, 2016	2,745
Cash distribution during 2017	(127)
Balance - December 31, 2017	$2,618

NOTE 7 – COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On September 9, 2013, the Company entered into a lease for its former corporate headquarters in New York, NY for a period of five years beginning October 1, 2013. Under the terms of the lease, the Company owed an initial annual rent of approximately $139,000, payable in monthly installments of approximately $12,000, unless earlier terminated in accordance with the lease. As of December 31, 2017, the total future minimum lease payments to be paid under the agreement, which expires in September 2018, was $115,000. The agreement also required an initial security deposit of $69,000 which is included in other current assets. The annual rental rate, beginning after the first year, is subject to an increase, on a cumulative basis, at a rate of 2.5% per annum compounded annually.

In May 2015, the Company entered into a sublease agreement for its former corporate headquarters in New York, NY. As of December 31, 2017, the total future minimum lease payments to be received under the sublease agreement, which expires in September 2018, was $127,000.

On March 20, 2014, the Company received the consent of the master landlord for a sublease agreement dated March 10, 2014, pursuant to which the Company subleased office space in Menlo Park, CA through November 30, 2017. From the commencement date, the Company owed an initial annual rent of approximately $165,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The lease term expired November 2017.

On January 7, 2015, the Company entered into a sublease agreement to sublease office space in East Palo Alto, CA through September 2018, to serve as its new Company headquarters. The annual rent is approximately $450,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rent is subject to an approximate

3.0% increase at each anniversary of the commencement date during the term of the sublease agreement. The agreement also required an initial security deposit of $231,000 which is included in other current assets. As of December 31, 2017, the total future minimum lease payments to be paid under the agreement, which expires in September 2018 is $344,000.

On December 1, 2016, the Company entered into a monthly lease agreement in Tel Aviv, Israel, where it is conducting operations in support of CybeRisk. The annual rent is approximately $12,000, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease.

The Company accounted for its “Cease-Use Liability” in accordance with ASC 420 “Exit or Disposal Cost Obligations”, and accounts for its leases under the straight line method of accounting

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of December 31, 2017 (in thousands):

Year ending December 31,
2018	$459
Total	$459

For the years ended December 31, 2017, 2016 and 2015, rent expense was approximately $754,000, $782,000 and $667,000, respectively.

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $36,000 and $69,000 as of December 31, 2017 and December 31, 2016, respectively, and is included in other current liabilities on the consolidated balance sheets.

Rental income for the years ended December 31, 2017, 2016 and 2015 was $350,000, $349,000 and $132,000, respectively.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under existing sublease agreements as of December 31, 2017 are as follows (in thousands):

Year ending December 31,
2018	127
$127

CONTRACTUAL OBLIGATIONS

Finjan Mobile

On April 21, 2017, the Company and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will use the VPN Platform as part of its Vital Security™ suite of product offerings. Avira also granted Finjan Mobile related license rights in connection with the Distribution Agreement and starting July 1, 2017, Finjan Mobile will pay Avira $3.9 million in fees under the Distribution Agreement, payable in 12 quarterly installments of $325,000 over the next 3 years. The Company has analyzed the terms of the agreement and has accounted for the transaction as a service agreement, to be expensed over the service period. As of December 31, 2017, the Company has a $3.3 million contractual obligation due over the next 10 quarters.

Finjan Blue

As described in Note 3, pursuant to the Patent Assignment Agreement, Finjan Blue acquired select IBM patents in the security sector (the “IBM Security Patents”) in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years. The Company’s initial $2.0 million payment was made on August 24, 2017.

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

NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., Case No. 13-cv-03133SBA, (N.D. Cal)

Finjan filed a patent infringement lawsuit against FireEye, Inc. (“FireEye”) in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. Finjan amended its Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. The principal parties in this proceeding are Finjan, Inc. and FireEye, Inc. Finjan seeks entry of judgment that FireEye, Inc. has infringed, is infringing, and has induced infringement of the above-listed patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the above-listed patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty and consistent with proof, enhanced damages, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. FireEye, Inc. answered Finjan's Amended Complaint on September 3, 2013, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial. On June 2, 2014, the Honorable Saundra Brown Armstrong entered an Order Granting Motion to Stay Pending Reexamination of U.S. Patent Nos. 7,058,822 (“the ‘822 Patent”) and 7,647,633 (“the ‘633 Patent”). Accordingly, the action was placed off calendar until the U.S. Patent and Trademark Office ("USPTO") completed its administrative reexamination proceedings. On February 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-8 and 16-27 of the ‘822 Patent. On May 31, 2016, pursuant to the Court’s Order Granting Motion to Stay Pending Reexamination, the parties filed a joint status report regarding the status of reexamination proceedings of the ‘822 and ‘633 Patents. On September 16, 2016, the USPTO issued an Ex Parte Reexamination Certificate confirming the validity of claims 1-7 and 28-33 of the ‘633 Patent. On October 4, 2016, the Court directed the parties that if FireEye intends to file a Renewed Motion to Stay, it must do so by November 4, 2016. On November 3, 2016, FireEye filed its Renewed Motion for Stay. Finjan's response to the motion was filed November 17, 2016, and FireEye filed a reply on November 23, 2016. The Court vacated the hearing on the Motion to stay scheduled for December 14, 2016 and stated that the Motion will be decided on the pleadings. On March 28, 2017, the Court denied FireEye’s Renewed Motion to Stay the case. On April 20, 2017, the Court conducted a case management conference. On May 1, 2017, the Court issued a Scheduling order setting a claim construction hearing for January 28, 2018. On May 31, 2017, FireEye filed an Amended Answer to Finjan’s First Amended Complaint, and Finjan filed a Second Amended Complaint to add claims of willful infringement and claims of infringement of U.S. Patent No. 8,141,154. On June 14, 2017, Finjan filed an answer and counterclaims to FireEye’s Amended Counterclaims and FireEye filed an answer to Finjan’s Second Amended Complaint. On June 29, 2017, Finjan filed an answer to FireEye's Amended Counterclaims. On January 12, 2018, the parties stipulated that all claims in the case be dismissed with prejudice pursuant to a confidential patent license and settlement agreement.

Finjan, Inc. v. Blue Coat Systems, Inc., Case No. 13-cv-03999-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., (“Blue Coat”) in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,333. The principal parties in this proceeding are Finjan and Blue Coat. This action is before the Honorable Judge Beth Labson Freeman. The Court held a claim construction hearing, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844, 7,058,822, 7,418,731, and 7,647,633," on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118.  Trial for this action took place from July 20, 2015 through August 4, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan approximately $39.5 million in damages as reasonable royalties for Blue Coat's infringement. On September 9, 2015, the Court held a bench trial on non-jury legal issues and issued findings of fact and conclusions of law on November 20, 2015. On November 20, 2015, the Court entered Judgment in favor of

Finjan. On January 29, 2016, the Court taxed costs against Blue Coat. A hearing for the parties’ post-trial motions was held on April 28, 2016. On July 18, 2016, the Court issued an order upholding the jury’s verdict of infringement, validity, and damages, and denying Blue Coat’s motion to amend the Court’s findings of fact and conclusions of law, denying Blue Coat’s motion for judgment as a matter of law, granting Blue Coat’s motion to amend the judgment to show infringement under the doctrine of equivalents is moot for U.S. Patent Nos. 6,154,844, 6,804,780, and 6,965,968, denying Blue Coat’s motion for a new trial, denying Finjan’s motion for enhanced damages, granting Finjan’s motion for pre-and post-judgment interest, and denying Finjan’s motion for attorneys’ fees. Blue Coat filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on August 17, 2016, and an Amended Notice of Appeal on August 22, 2016. On September 2, 2016, the parties submitted a joint stipulation for approval of a supersedeas bond and a stay of enforcement of the judgment pending the resolution of Blue Coat’s appeal. On September 7, 2016, the Court approved Blue Coat’s bond in the amount of $40,086,172.78. Blue Coat filed its Opening Appellant Brief on December 20, 2016, and appealed the patent eligibility of U.S. Patent No. 6,154,844, infringement of U.S. Patent Nos. 6,154,844, 6,965,968, and 7,418,731, and the jury’s damages award. Finjan filed its Response Brief on January 30, 2017. Blue Coat filed its Reply Appeal Brief on February 13, 2017. The hearing before the Federal Circuit was held on September 8, 2017. On January 10, 2018, the Federal Circuit affirmed that: (1) the ‘844 Patent is patent eligible subject matter; (2) substantial evidence supported the jury’s verdict that Blue Coat infringed the ‘844 and ‘731 Patents; (3) substantial evidence supported the jury’s damages awards for infringement of the ‘731 and ‘633 Patents. The Federal Circuit reversed the denial of judgment as a matter of law of non-infringement with regard to the ‘968 Patent and remanded to the district court to determine the damages for the ‘844 Patent. On February 2, 2018, Blue Coat filed a motion to extend time to file a petition for rehearing, which the Federal Circuit granted on February 6, 2018. On March 2, 2018, the Federal Circuit issued a mandate in accordance with its judgment, and the parties filed a stipulation with the district court that all claims in the case be dismissed with prejudice pursuant to a confidential settlement agreement. On March 5, 2018, the Court ordered, pursuant to stipulation between the parties, that all claims in the case be dismissed with prejudice.

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

Trial for this action took place from September 6, 2016 through September 21, 2016. On September 21, 2016, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable. Further, the jury returned a unanimous verdict that Sophos literally infringed U.S. Patent Nos. 6,154,844, 8,677,494, 6,804,780, 7,613,926 and 8,141,154 and awarded Finjan $15 million in damages. The jury found that Sophos did not willfully infringe Finjan’s patents. On October 31, 2016, the

Court entered Judgment in favor of Finjan. Sophos filed post-trial motions on December 20, 2016, asking the Court to overturn jury’s determination and to find that there was no infringement, that U.S. Patent Nos. 6,154,844 and 8,677,494 are not patent eligible, the damages were improper, and that collateral estoppel should apply, or, in the alternative, grant a new trial. The Court held a hearing on the post-trial motions on January 18, 2017, and on March 14, 2017, the Court issued an order denying Sophos’ request to overturn the jury’s determination and to find that there was no infringement, held that U.S. Patent Nos. 6,154,844 and 8,677,494 are patent eligible, that damages were proper, that collateral estoppel was not applicable, and denied the request for a new trial. The Court also granted Finjan’s request for pre- and post-judgment interest. On March 30, 2017, the parties entered into a settlement agreement, see Note 9 and on April 4, 2017, the Court ordered, pursuant to stipulation between the parties, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Blue Coat Systems LLC, Case No. 5:15-cv-03295-BLF (N.D. Cal.)

Finjan filed a second patent infringement lawsuit against Blue Coat Systems LLC (“Blue Coat”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580 (collectively, the “asserted patents”), through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to the Web Security Service, WebPulse Cloud Service, ProxySG Appliances and Software, Blue Coat Systems SV2800 and SV3800, Malware Analysis Appliances and Software, Security Analytics Platform, Content Analysis System, and Mail Threat Defense, S400-10 and S400-20. Finjan seeks entry of judgment that Blue Coat has infringed and is infringing the above-listed patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. Blue Coat filed its Answer to the Complaint with Jury Demand and Counterclaim with Jury Demand against Finjan on September 8, 2015. On September 29, 2015, Finjan filed its Answer to Blue Coat’s Counterclaim. This second Blue Coat action is also assigned to the Honorable Beth Labson Freeman. On December 15, 2015, Blue Coat filed a Motion to Stay the case pending final resolution of Case 5:13-cv-03999-BLF, and Motions for Joinder of several Petitions for Inter Partes review (“IPR”) on five of seven asserted patents, and Ex Parte Reexamination requests for two asserted patents, filed previously by other defendants. A case management conference was held on December 17, 2015. On March 1, 2016 Finjan filed an amended Complaint to add existing Finjan U.S. Patent No. 9,141,786 and two newly issued Finjan U.S. Patent Nos. 9,189,621 (issued November 17, 2015) and 9,219,755 (issued December 22, 2015). On March 18, 2016, Blue Coat filed its Answer to the Amended Complaint and Counterclaims with Jury Demand. On April 8, 2016, Finjan filed its Answer to Blue Coat’s Counterclaims. On April 28, 2016, the Court held a hearing on Blue Coat’s motion to stay. On June 10, 2016, Finjan notified the Court on the status of the IPR and Ex Parte Reexamination proceedings for the asserted patents. On June 27, 2016, Finjan filed an Amended Answer to Blue Coat’s counterclaims, adding an affirmative defense of collateral estoppel. On June 27, 2016, Blue Coat filed an Amended Answer to Finjan’s Amended Complaint. On July 11, 2016, Finjan filed a motion to strike certain affirmative defenses in Blue Coat’s Amended Answer, and a reply to Blue Coat’s counterclaims. On July 26, 2016 the Court denied Blue Coat's motion to stay the second case pending proceedings before the USPTO and the United States Patent Trial and Appeal Board’s (“PTAB”). On July 28, 2016 Finjan filed a motion for preliminary injunction against Blue Coat. The preliminary injunction would prohibit Blue Coat from making, using, offering to sell or selling within the U.S. or import into the U.S. the Dynamic Real-Time Rating component of Blue Coat’s WebPulse product. On August 12, 2016, the parties filed a joint claim construction statement setting forth the parties’ undisputed and disputed claim terms. On August 19, 2016, the Court issued an Order setting a schedule for discovery relating to Finjan’s preliminary injunction motion. On August 23, 2016, Blue Coat filed a motion to strike Finjan’s infringement contentions on the grounds of collateral estoppel and res judicata, which Finjan opposed on September 27, 2016. On September 16, 2016, Blue Coat filed a motion for judgment on the pleadings under 35 U.S.C. § 101, claiming that the asserted claims of the ‘494 patent are ineligible for lack of patentable subject matter. The Court held a claim tutorial hearing on February 3, 2017, but canceled the Markman hearing when Finjan and Blue Coat agreed to the meaning of all terms. The hearing on Finjan's Motion to Strike Blue Coat's Sixth, Ninth and Tenth Affirmative Defenses, Finjan's Motion for Preliminary Injunction and Blue Coat's Motion for Judgment on the Pleadings was heard on November 10, 2016. On November 14, 2016, the Court granted-in-part Finjan’s Motion to Strike Blue Coat’s Affirmative Defenses. On November 22, 2016, the Court denied Finjan’s Motion for a Preliminary Injunction. On December 13, 2016, the Court denied Blue Coat’s Motion for Judgment on the Pleadings. On January 31, 2017, the Court granted-in-part and denied-in-part Finjan’s motion to compel discovery from Blue Coat. On February 7, 2017, Finjan supplemented its infringement contentions. On February 2, 2017, the Court granted-in-part and denied-in-part Blue Coat’s Motion to Strike Finjan’s Infringement Contentions. On April 18, 2017, Blue Coat filed a Motion to Strike Portions of Finjan’s Expert Reports. Finjan filed its opposition brief on May 2, 2017. On May 9, 2017, Blue Coat filed its reply brief in support of its Motion to Strike Portions of Finjan’s Expert Reports. The Court scheduled Blue Coat’s motion to strike to be heard on July 20, 2017. On May 17, 2017, Finjan filed a Motion for Summary Judgment of Infringement and Validity and Blue Coat filed a Motion for Summary Judgment of Noninfringement. The Parties filed their opposition briefs to the summary judgment motions on May 31, 2017, and their reply briefs on June 7, 2017. A summary judgment hearing was held on June 22, 2017. On July 28, 2017, the Court granted in part and denied in part Blue Coat’s motion to strike Finjan’s infringement expert reports. The Court also issued an order regarding the parties’ motions for summary judgment on July 28, 2017. In its Order, the Court granted Blue Coat’s motion for summary judgment of non-infringement of certain products for U.S. Patent Nos. 8,566,580 and certain products for U.S. Patent No. 9,141,786; denied the remainder of Blue Coat’s motion for summary judgment; granted Finjan’s motion for summary judgment of validity of U.S. Patent Nos. 7,418,731, 8,677,494, 8,566,580, 8,154,844, and 6,965,968; and denied the remainder of Finjan’s motion for summary judgment. A pretrial conference was held on October 5-6, 2017. On October 31, 2017, the Court granted the parties’ stipulation to narrow issues for trial. In the stipulation, the parties stipulated to withdraw Blue Coat’s affirmative defenses of invalidity and laches and counterclaims of invalidity, and Finjan’s affirmative defenses of waiver and collateral estoppel-issue preclusion as those defenses relate to invalidity. The parties also stipulated to withdraw Finjan’s claims of infringement regarding the ‘086 Patent, the ‘755 Patent, claims 1 and 7 of the ‘844 Patent, claim 2 of the ‘731 Patent, and claims 14 and 16 of the ‘494 Patent, and all accused product combinations containing the Security Analytics, ProxySG, and Content Analysis System products, and Blue Coat’s counterclaims and affirmative defenses of non-infringement regarding the ‘086 Patent, the ‘755 Patent, claims 1 and 7 of the ‘844 Patent, claim 2 of the ‘731 Patent, claims 14 and 16 of the ‘494 Patent, and all accused product combinations containing the Security Analytics, ProxySG, and Content Analysis System products. The parties also stipulated to withdraw the ‘086 Patent and jointly seek termination of the inter partes review concerning the ‘086 Patent with respect to Blue Coat (IPR2016-01444) as well as dates damages commence for the asserted patents for the purpose of the jury calculating damages. Trial began October 31, 2017. On November 20, 2017, the jury returned a verdict that Blue Coat literally infringes the ‘731 and ‘968 Patents and does not infringe the ‘408 and ‘621 Patents. The jury was unable to reach a verdict on infringement related to the ‘844 and ‘494 Patents. Upon the findings of infringement of the ‘731 and ‘968 Patents, the jury awarded Finjan $490,000 as reasonable royalties for Blue Coat’s infringement. A hearing for the post-trial motions was heard on January 5, 2018. On January 8, 2018, the Court issued an order denying Finjan’s motion for judgment as a matter of law, denying Blue Coat’s motion for judgment as a matter of law with respect to literal and willful infringement of the ‘844 and ‘494 Patents and worldwide damages for the ‘494 Patent, and granting Blue Coat’s motion for judgment as a matter of law with respect to no infringement under the doctrine of equivalents of the ‘844 and ‘494 Patents and no worldwide damages of the ‘844 Patent.

A retrial concerning Finjan’s claims of infringement of the ‘844 and ‘494 Patents and damages began on January 8, 2018. Based on the Federal Circuit decision relating to Finjan, Inc. v. Blue Coat Systems, Inc., Case No. 13-cv-03999-BLF (N.D. Cal.) that issued on January 10, 2018, the Court declared a mistrial. The Court bifurcated the retrial and the infringement retrial was scheduled for February 12, 2018, and the retrial on damages and willful infringement was scheduled for December 10, 2018. On February 9, 2018, the Court vacated the retrial. On March 2, 2018, the parties filed a stipulation with the district court that all claims in the case be dismissed with prejudice pursuant to a confidential settlement agreement. On March 5, 2018, the Court ordered, pursuant to stipulation between the parties, that all claims in the case be dismissed with prejudice.

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

On July 3, 2015, Symantec filed petitions for IPR before the PTAB for all asserted claims of U.S. Patent Nos. 8,015,182, 8,141,154, 7,757,289, 7,930,299, and 7,756,996. On September 10, 2015, Symantec filed a total of 11 IPR petitions for all asserted claims of asserted patents. On August 20, 2015, Symantec filed a motion to stay the case pending completion of these eight IPR petitions. The motion was heard on October 1, 2015 and on October 9, 2015, the Court stayed the case pending the PTAB’s decision on whether to institute IPR of the claims that are the subject of Symantec’s petitions. On January 14, 2016, the PTAB denied institution of six IPRs of five asserted patents. On January 21, 2016, the parties filed a joint status report giving the Court an update regarding the status of the IPR petitions. On February 26, 2016 the PTAB denied institution of an additional two IPRs filed on separate patents, denying a total of eight petitions as of February 26, 2016. On March 11, 2016 the PTAB denied two more IPR's on patents against Symantec, denying a total of 10 petitions to date. On March 18, 2016, the PTAB granted institution on the 11th Petition by Symantec, relating to U.S. Patent No. 8,677,494 (IPR2015-01892). On March 29, 2016, the parties jointly requested the Court lift the stay, and on March 30, 2016, the Court lifted the stay. On April 15, 2016, the parties jointly submitted a proposed schedule to the Court for the remainder of the case. On August 1, 2016, the Court issued a Scheduling Order indicating a timeline to trial but without specifically identifying a trial date. On August 31, 2016, the parties filed a joint stipulation requesting that the Court set a date for a settlement conference. There was a settlement conference that took place on March 3, 2017, and the parties provided an update on settlement discussions on March 17, 2017.

On August 25, 2016, Symantec filed an administrative motion requesting leave to submit supplemental authority regarding various claim construction issues and requesting the Court take judicial notice of statements made during and in connection with the IPR proceedings. Finjan opposed the motion on August 28, 2016. On August 24, 2016, Finjan filed a request that the Court take judicial notice of the PTAB’s construction of certain claim terms in connection with its denial to institute inter partes review with respect to U.S. Patent Nos. 7,613,926 and 8,677,494. On August 25, 2016, Finjan filed a request that the Court take judicial notice of the PTAB’s construction of certain claims in connection with its granting-in-part of inter partes review of U.S. Patent No. 8,677,494 and denial of inter partes review of U.S. Patent No. 7,613,926. Following a hearing on November 3, 2016, the Court granted the Motion and ordered the parties to file a joint statement by no later than November 11, 2016, proposing an expedited schedule for disclosures, briefs, and a Markman hearing if "deemed necessary by the Court". Finjan filed an opening supplemental claim construction brief on November 29, 2016, Symantec filed a responsive supplemental claim construction brief on December 13, 2016, and Finjan filed a reply brief on December 20, 2016. A supplemental Markman Hearing was held on January 20, 2017. The Court issued a Claim Construction Order on February 10, 2017. The Court issued an Order denying Symantec’s Motion to Strike Finjan’s Infringement Contention and Sanctions on February 15, 2017. A case management conference was held on February 21, 2017 to discuss the schedule of the case. On March 14, 2017, the Court issued an order scheduling summary judgment motions to be filed by September 22, 2017, the pretrial conference to be held on February 27, 2018, and a 10-day trial to commence on April 9, 2018. On March 24, 2017 and May 26, 2017, the parties provided updates on settlement discussions to the Court. On July 28, 2017, Symantec filed a Motion to Strike Finjan’s Doctrine of Equivalents Infringement Contentions. Finjan’s opposition to Symantec’s Motion to Strike was filed on August 11, 2017, and Symantec’s Reply was filed on August 18, 2017. On September 13, 2017, the Court issued an order denying Symantec’s Motion to Strike Finjan’s Doctrine of Equivalents Infringement Contentions. On August 18, 2017, IAC Search & Media, Inc. (“IAC”) filed a Motion to Intervene and Sever with respect to claims related to the ‘182 Patent. Finjan and Symantec filed their respective Opposition to IAC’s Motion to Intervene on September 1, 2017, and IAC filed its Reply on September 8, 2017. On September 29, 2017, the Court granted IAC’s request to intervene and extend the case schedule and declined to sever the claims related to the ‘182 Patent. On October 10, 2017, the Court issued an order scheduling summary judgment motions to be filed on January 11, 2018, the summary judgment hearing on February 15, 2018, and a pretrial conference on June 5, 2018. Trial is scheduled for July 9, 2018. On October 19, 2017, Finjan filed a motion to amend its answer to add collateral estoppel as an affirmative defense, and Symantec filed its opposition on November 2, 2017. Finjan filed its reply in support of its motion to amend its answer to add collateral estoppel as an affirmative defense on November 9, 2017. On December 7, 2017, the Court issued an order granting Finjan’s Motion to Amend its Answer to include the Collateral Estoppel Affirmative Defense. On November 29, 2017, Finjan filed a motion to strike prior art references and invalidity theories from Symantec’s expert reports and Symantec filed a motion to strike sections of Finjan’s expert reports. The parties filed their oppositions to the motions to strike expert report reports on December 18, 2017, and their replies on January 3, 2018. A hearing for the motions to strike was held on January 25, 2018. On January 30, 2018, the Court issued an order granting in part and denying in part Symantec and Finjan’s motions to strike. On January 11, 2018, the parties filed their motions for summary judgment, and on January 25, 2018, the parties filed their oppositions to the motions for summary judgments and filed their replies on February 1, 2018. On February 12, 2018, the Court continued the hearing on the pending motions for summary judgment to March 2, 2018, and vacated the hearings set for February 15, 2018. On February 13, 2018, Finjan and Symantec stipulated to stay the case for 30 days, which the Court granted. On March 5, 2018, the Court ordered, pursuant to stipulation between the parties, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Palo Alto Networks, Inc., Case No. 3:14-cv-04908 PJH (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. (“Palo Alto Networks”) in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection.  Palo Alto Networks failed to timely respond to the Complaint and Finjan submitted an application for Entry of Default.  On Palo Alto Networks’ request, Finjan stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan and Palo Alto Networks. Finjan seeks entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  On October 8, 2015, the Honorable Edward M. Chen recused himself from the case and requested the case be reassigned to another judge. Also, on October 8, 2015, the case was reassigned to the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. On September 25, 2015, Palo Alto Networks filed a petition for IPR before the PTAB of U.S. Patent No. 8,141,154. On September 30, 2015, Palo Alto Networks filed petitions for IPR of U.S. Patent Nos. 7,058,822, 7,418,731, 7,647,633 and 8,225,408. On November 4, 2015, Palo Alto Networks filed an IPR petition of U.S. Patent Nos. 7,613,926. On November 5, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,965,968 and 8,141,154. On November 6, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,804,780, 7,613,918, 8,225,408 and 8,667,494. On December 10, 2015, the matter was stayed pending a decision by the PTAB on whether to institute IPR of Finjan's claims of its ten patents asserted against Palo Alto Networks. On March 21, 2016, the PTAB instituted trial on claims 1-8, 10 and 11 of U.S. Patent No. 8,141,154, and on April 20, 2016, the PTAB instituted trial on the same claims from a separate petition. On March 29, 2016, the PTAB instituted trial on U.S. Patent No. 8,225,408, claims 14 and 19 of U.S. Patent No. 7,647,633, and denied institution of inter partes review for U.S. Patent Nos. 7,058,822 and 7,418,731. On May 9, 2016, the PTAB denied institution of trial on U.S. Patent Nos. 7,613,926, 6,965,968, 6,804,780, and 7,613,918. On May 13, 2016, the PTAB instituted trial on U.S. Patent No. 8,677,494. On May 26, 2016, the Court ordered the stay to remain in effect until the PTAB’s final determination of the instituted IPRs. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183 (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC (“ESET, LLC”) and ESET SPOL S.R.O. (“ESET SPOL”) (collectively, “ESET”) in the United States District Court for the Northern District of California on July 1, 2016 (Case No. 3:16-

cv-03731-JD (N.D. Cal.)), which was transferred to the Southern District of California on January 31, 2017. This action is currently before the Honorable Cathy Ann Bencivengo. A Case Management Conference was held on March 20, 2017. On October 20, 2016, defendant ESET, LLC filed a motion to dismiss Finjan’s Complaint for failure to state a claim for patent infringement. On November 2, 2016, defendant ESET SPOL filed a motion to dismiss Finjan’s Complaint for lack of personal jurisdiction and for failure to state a claim for patent infringement. A hearing regarding ESET’s motions to dismiss was held on March 20, 2017. On March 21, 2017, the Court denied the motions to dismiss. On April 3, 2017, ESET SPOL S.R.O. and ESET, LLC filed Answers to Finjan’s Complaint, by denying Finjan's allegations of infringement and asserting counterclaims of non-infringement and invalidity, unenforceability, and invalidity under 35 U.S.C. §§ 101, 102, 103, 112, and/or 116. Both parties have demanded a jury trial.  On April 10, 2017, the Court issued an order regarding claim construction briefing and discovery, and scheduled a Markman hearing for September 25, 2017. On April 24, 2017, Finjan filed (i) a motion to strike Defendants' affirmative defenses and to dismiss Defendants' counterclaims; and (ii) answers to Defendants' counterclaims. On May 16, 2017, ESET filed its Opposition to Finjan’s motion to strike and motion to dismiss, and on May 23, 2017, Finjan filed its Reply in support of its motion to strike and motion to dismiss. On June 12, 2017, the Parties filed a Joint Claim Construction and Hearing Statement. On July 24, 2017, the Court granted Finjan’s motion to strike ESET’s affirmative defenses and dismiss counterclaims with leave to amend. ESET filed its Amended Answer and Counterclaims on August 4, 2017. On August 28, 2017, Finjan filed a Motion to Strike ESET’s Amended Affirmative Defenses and Dismiss Amended Counterclaims, ESET filed its Opposition on September 18, 2017, and on September 25, 2017, Finjan filed its Reply. The Court denied Finjan’s Motion to Strike ESET’s Amended Affirmative Defenses and Dismiss Amended Counterclaims on October 2, 2017. The Court held a Markman hearing on September 25 and 26, 2017. On October 2, 2017, the Court issued a preliminary claim construction order and an order requesting the parties submit supplemental information and briefing related to claim construction for certain terms. Finjan filed a Motion for Reconsideration regarding the Preliminary Claim Construction Order on October 19, 2017, ESET filed its response on November 9, 2017, and Finjan filed its reply on November 16, 2017. On October 16, 2017, Finjan filed its Answer to ESET’s Amended Counterclaims. The Court entered its Markman order entitled “Claim Construction Order” on November 14, 2017. On December 19, 2017, the Court entered an order denying Finjan’s Motion for Reconsideration. Finjan filed a Motion for Reconsideration in Light of Recent Federal Circuit Authority on January 22, 2018. ESET’s opposition to Finjan’s Motion for Reconsideration is due on February 12, 2018, and Finjan’s Reply is due on February 16, 2018. On February 26, 2018, a hearing for the Motion for Reconsideration was and the Court denied Finjan’s Motion for Reconsideration.On January 25, 2018, the Court issued an order setting the following dates: November 16, 2018, for summary judgment and Daubert hearings, January 7, 2019, for the final pretrial conference, and February 4, 2019, for trial. On February 20, 2018, ESET filed a motion to stay pending inter partes review. Finjan’s opposition is due on March 13, 2018, and ESET’s reply is due on March 20, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. Cisco Systems, Inc., Case No. 17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,647,633, 8,141,154 and 8,677,494 through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud

Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of a judgment that Cisco has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. Finjan filed a Proof of Service for January 12, 2017 on January 18, 2017. This matter is assigned to the Honorable Beth Labson Freeman, United States District Judge. On March 6, 2017, Cisco answered Finjan’s Complaint by denying Finjan’s allegations of infringement, and alleging a counterclaim of breach of contract. On March 27, 2017, Finjan filed an amended complaint. On April 7, 2017, the Court granted the parties’ stipulation that Cisco has until April 24, 2017 to answer or otherwise respond to Finjan’s First Amended Complaint. On April 24, 2017, the Court granted the parties’ stipulation for Cisco to answer or otherwise respond to Finjan’s First Amended Complaint by April 26, 2017. On April 26, 2017, Cisco filed a motion to dismiss Finjan's first amended complaint for failure to state a claim for willful infringement. On May 10, 2017, Finjan filed an opposition brief to Cisco’s motion to dismiss, and Cisco filed a reply brief to its motion to dismiss on May 17, 2017. On June 1, 2017, the parties filed a joint case management statement. On June 7, 2017, the Court granted Cisco’s motion to dismiss with leave to amend. A case management conference was held on June 8, 2017, during which the Court set the following dates:  October 31, 2019 for summary judgment hearings, March 26, 2020 for Daubert hearings, April 23, 2020 for the final pretrial conference and June 1, 2020 for trial.  The Court also set dates for the claim construction tutorial and hearing, which were later moved to June 7, 2018 for the tutorial and June 15, 2018 for the hearing. On June 16, 2017, the Court granted the parties’ stipulation for Cisco to answer or otherwise respond to Finjan’s complaint within 14 days of Finjan’s deadline to file a second amended Complaint. On July 7, 2017, Finjan filed a Second Amended Complaint. On July 21, 2017, Cisco filed a motion to dismiss Finjan’s Second Amended Complaint.  Finjan’s opposition to Cisco’s motion to dismiss was filed on August 4, 2017, Cisco filed its reply on August 15, 2017 and the hearing was held on December 14, 2017. On February 6, 2018, the Court issued an order denying Cisco’s motion to dismiss. The last date to hear dispositive motions is October 31, 2019. On February 20, 2018, Cisco filed an answer and affirmative defenses to Finjan’s Amended Complaint. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. Blue Coat Systems, Inc., and Blue Coat Systems GmbH., Docket Nos. 2 Ni 22/17 (EP), 4c O 57/16 (Dusseldorf District Court and Munich Court)

Finjan filed a third patent infringement lawsuit against Blue Coat Systems, Inc., which is its first patent infringement suit against Blue Coat’s subsidiary Blue Coat Systems GmbH, located in Munich Germany in the Dusseldorf District Court of Germany on October 14, 2016.  Finjan asserts that Blue Coat infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to Blue Coat’s ProxySG Secure Web Gateway, Blue Coat’s Content Analysis System, Blue Coat’s Malware Analysis Appliance, Webpulse, Security Analytics, Web Security Service, and Advanced Secure Gateway.  Finjan seeks a judgment sentencing Blue Coat to a fine for each violation of patent infringement or, alternatively imprisonment of Blue Coat’s directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of Blue Coat offering or delivering infringing software since November 1, 2008. Blue Coat filed a nullity action. Finjan responded to the nullity action contesting the nullity action completely and requesting the Court to reject the action and impose the cost of the proceedings to the claimant. The infringement hearing was held November 27, 2017. On March 2, 2018, the parties entered into a confidential settlement agreement. On March 6, 2018, Blue Coat withdrew their nullity action in Germany.

Finjan, Inc. v. SonicWall, Inc., Case No. 5:17-cv-04467 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against SonicWall, Inc. (“SonicWall”) in the United States District Court for the Northern District of California on August 4, 2017, asserting that SonicWall is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 6,804,780, 7,613,926, 7,647,633, 8,141,154, 8,677,494, 7,975,305, 8,225,408, and 6,965,968, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Appliance Products utilizing Capture ATP and/or Gateway Security Services and Email Security Products utilizing Capture ATP and/or Gateway Security Services. Finjan seeks entry of a judgment that SonicWall has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Beth Labson Freeman, United States District Judge.  On October 13, 2017, SonicWall filed a Motion to Dismiss Finjan’s Complaint for Failure to State a Claim for Willful Infringement. Finjan filed its Opposition on October 27, 2017, and SonicWall’s Reply was due November 3, 2017. A hearing regarding the Motion to Dismiss is scheduled for March 29, 2018. On December 14, 2017, the Court issued a Case Management Order scheduling a claim construction tutorial on October 5, 2018, claim construction hearing on October 12, 2018, the last day to hear dispositive motions on January 14, 2021, a final pretrial conference on March 18, 2021, and trial on May 3, 2021. On February 1, 2018, the Court entered an order setting the following dates: a Markman hearing on October 12, 2018; a summary judgment hearing on January 14, 2021; a pretrial conference on March 18, 2021, and trial on May 3, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Bitdefender Inc., et al., Case No. 5:17-cv-04790 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Bitdefender Inc. and Bitdefender S.R.L. (“Bitdefender”) in the United States District Court for the Northern District of California on August 16, 2017, asserting that Bitdefender is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,930,299, 8,141,154, and 8,677,494, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Total Security, Family Pack, Internet Security, Antivirus Plus, Security for XP and Vista, Antivirus for Mac, Mobile Security, GravityZone Enterprise Security, GravityZone Elite Security, GravityZone Advanced Business Security, GravityZone Business Security, Hypervisor Introspection, Security for AWS, Cloud Security for MSP, GravityZone for xSP, and BOX. Finjan seeks entry of a judgment that Bitdefender has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge. A case management conference was held November 21, 2017. Bitdefender filed its answer and counterclaims on November 22, 2017. On November 27, 2017, the Court issued a Scheduling Order setting the claim construction hearing for June 6, 2018. On December 13, 2017, Finjan filed a Motion to Strike Bitdefender’s Answer, Counterclaims, and Affirmative Defenses. Bitdefender filed its Opposition to the Motion to Strike on December 27, 2017, and on January 3, 2018, Finjan filed its Reply. A hearing for the Motion to Strike is scheduled for March 8, 2018. On December 21, 2017, Bitdefender S.R.L. filed a Motion to Dismiss or, in the Alternative, to Quash the Return of Service of Summons, Finjan filed its Opposition on January 4, 2018. On January 11, 2018, the parties stipulated that Bitdefender agrees to accept service of Finjan’s Complaint through counsel, that Bitdefender would withdraw its Motion to Dismiss, and that Bitdefender would file its responsive pleading no later than January 26, 2018. Bitdefender filed its answer and counterclaim against Finjan on January 26, 2018. On February 5, 2018, Bitdefender filed a Motion to Stay. Finjan filed its opposition February 20, 2018, and Bitdefender’s reply was filed on February 27, 2018. A hearing for the Motion to Stay is set for May 10, 2018. On March 1, 2018, the Court granted the parties’ stipulation extending Finjan’s time to respond to Bitdefender S.R.L.’s Answer and Counterclaims until two weeks after the Court issues an order resolving Finjan’s motion to strike portions of Bitdefender Inc.’s Answer. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Juniper Networks, Inc., Case No. 4:17-cv-05659 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Juniper Networks, Inc. (“Juniper”) in the United States District Court for the Northern District of California on September 29, 2017, asserting that Juniper is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,647,633, 7,613,926, 8,141,154, 8,677,494, 7,975,305, and 8,225,408, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, SRX Gateways, SRX Gateways using Sky ATP, and Contrail. Finjan seeks entry of a judgment that Juniper has infringed and is infringing the asserted patents, has and is inducing infringement, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable William H. Alsup, United States District Judge. A case management conference is set for February 22, 2018. On November 8, 2017, the parties filed a stipulation that Juniper shall respond to Finjan’s Complaint by December 22,

2017, Finjan shall respond to Juniper’s counterclaims, if any, by January 26, 2018, and Finjan shall file its opposition to Juniper’s pleading motions, if any, by January 19, 2018. On November 9, 2017, the Court granted the stipulation. Juniper filed a Motion to Dismiss Finjan’s claims of willfulness and induced infringement for failure to state a claim on December 22, 2017, Finjan filed its Opposition on January 5, 2018, and Juniper filed its Reply on January 12, 2018. A hearing for the Motion to Dismiss was held on February 1, 2018. On February 14, 2018, the Court granted the motion to dismiss Finjan’s claims of willfulness and induced infringement for failure to state a claim. On February 28, 2018, Juniper filed its answer and counterclaims against Finjan. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ZScaler, Inc., Case No. 3:17-cv-06946 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against ZScaler, Inc. (“ZScaler”) in the United States District Court for the Northern District of California on December 5, 2017, asserting that ZScaler is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780 (the “’780 Patent”), 7,647,633 (the “’633 Patent”), 8,677,494 (the “’494 Patent”), 7,975,305 (the “’305 Patent”), through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, ZScaler’s Internet Access Bundles (including Professional, Business, and Transformation), Private Access Bundle (including Professional Business, and Enterprise), ZScaler Enforcement Node (“ZEN”), Secure Web Gateway, Cloud Firewall, Cloud Sandbox, and Cloud Architecture products and services. Finjan seeks entry of a judgment that ZScaler has and continues to infringe the asserted patents, has and continues to induce infringement, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty, enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Jon S. Tigar, United States District Judge. A case management conference is set for March 5, 2018. ZScaler filed its answer and counterclaims against Finjan on February 12, 2018. On March 5, 2018, Finjan filed a motion to strike Zscaler's fifth affirmative defense. A hearing for the motion to strike is set for April 19, 2018.

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

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of Claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016 and a non-final Office Action was mailed on April 12, 2016. A response to the non-final Office Action was filed on June 13, 2016. A Final Action was mailed on August 24, 2016 with a response due October 24, 2016. A response to the Final Action was filed on October 24, 2016 and a second interview with the Patent Office was conducted. The Patent Office issued an Advisory Action maintaining the rejections. A Notice of Appeal was filed on November 11, 2016 and an Appeal Brief was filed on January 23, 2017. An Examiner’s Answer was mailed on March 29, 2017. Finjan’s Reply Brief and Request for Oral Hearing were filed on May 30, 2017. Oral Hearing was held December 12, 2017 and we now await a decision on Appeal. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

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

U.S. Patent No. 7,930,299 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 13, 14-18, 20 of U.S. Patent No. 7,930,299 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,811. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. A non-final Office Action was received and a response was filed on January 30, 2018. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 8,015,182 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 8-11, 13 of U.S. Patent No. 8,015,182 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,812. The request for reexamination was granted on October 17, 2016. On December 19, 2016, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. A non-final Office Action rejecting claims 8-11 and 13 was issued on April 13, 2017. An Examiner Interview was conducted on May 23, 2017 and a response to the non-final Office Action was filed on June 13, 2017. A final Office Action was mailed November 9, 2017 and a response was filed January 8, 2018. An Advisory Action was mailed February 8, 2018 and a Notice of Appeal was filed February 12, 2018. An Appeal Brief is due April 12, 2018. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,756,996 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 1-7 of U.S. Patent No. 7,756,996 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,813. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. A non-final Office Action was mailed February 1, 2018 and a response is due April 1, 2018. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

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

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 10, 2015, Symantec filed a petition for inter partes review of the ’494 Patent (IPR2015-01892). Finjan filed a POPR to the petition on December 28, 2015. On March 18, 2016, the PTAB granted Symantec’s petition to institute the IPR proceeding on claims 1, 2, 5, 6, 10, 11, 14, and 15 of the ’494 Patent. On April 1, 2016, Finjan filed a request for rehearing. The PTAB denied the request for rehearing on May 23, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 of the ’494 Patent. Symantec filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 16, 2017, and on May 18, 2017, Finjan filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Case No. 17-2034 and 2017-2047). Symantec and Blue Coat filed its Opening Appellant Brief on August 25, 2017. The Federal Circuit consolidated Case No. 17-2543 filed by Palo Alto Networks and Blue Coat Systems with Case No. 17-2034. Palo Alto Networks’ and Blue Coat Systems’ Opening Appellant Brief filed its Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. Appellant’s Reply Brief is due on March 19, 2018. On March 8, 2018, Symantec and Blue Coat filed a motion to withdraw from appeal numbers 2017-2543, 2623.

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

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 and a Motion for Joinder to Symantec’s Petition for IPR of the ‘154 Patent (IPR2015-01547). (IPR2015-01979; IPR2016-00151). Finjan filed a POPR to the first petition in IPR2015-01979 on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. On April 5, 2016, Finjan filed a partial request for rehearing, and on April 19, 2016, the PTAB denied Finjan’s partial request for rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151 on the ‘154 Patent, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a partial request for rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00151. The parties had an oral hearing for IPR2016-00151 on January 24, 2017 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. The parties had an oral hearing for IPR2015-01979 on December 15, 2016 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. On April 14, 2017, Palo Alto Networks filed a request for rehearing. On May 19, 2017, the PTAB denied Palo Alto Networks’ request for rehearing. Palo Alto Networks and Symantec Corp. filed Notice of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case No. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Network and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 8, 2018, Symantec and Blue Coat filed a motion to withdraw from appeal numbers 2017-2314, 2315.

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

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed POPRs to the petitions on January 6, 2016, and February 17, 2016, respectively. On March 29, 2016, the PTAB granted institution of the IPR proceedings in IPR2015-02001 and IPR2016-00157 and consolidated the two IPR proceedings. On April 12, 2016, Finjan filed requests for rehearing. On May 16, 2016, the PTAB denied Finjan’s Requests for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-02001 and IPR 2016-00157. The parties had an oral hearing on January 5, 2017, and on March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 22, 2017 (Case No. 17-2059). Palo Alto Networks and Blue Coat Systems LLC filed their Opening Appellant Brief on September 15, 2017. Finjan filed its Response Brief on November 27, 2017, and Palo Alto Networks and Blue Coat Systems LLC filed their Reply Brief on January 11, 2018.

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

U.S. Patent No. 8,079,086 (the “’086 Patent”)
On July 15, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,079,086 (the “’086 Patent”) (IPR2016-01444). Finjan filed its POPR on November 18, 2016. The PTAB denied institution of IPR on February 16, 2017. Blue Coat Systems, Inc. filed a request for hearing on March 20, 2017 and July 18, 2017 the PTAB granted Blue Coat Systems, Inc's request and instituted IPR. On November 27, 2017, Finjan and Blue Coat filed a joint motion to terminate. On December 1, 2017, the PTAB granted the joint motion to terminate with respect to Blue Coat.

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

U.S. Patent No. 8,079,086 (the “’086 Patent”)
On October 28, 2016, FireEye, Inc. filed a petition for IPR of the ’086 Patent (IPR2017-00155) and a Motion for Joinder to Blue Coat’s Petition for IPR of the ’086 Patent (IPR2016-01444). Finjan filed its POPR on February 3, 2017 and on May 1, 2017, the PTAB denied institution of IPR. FireEye filed a request for rehearing on May 31, 2017. The PTAB denied institution of IPR of Blue Coat’s Petition for IPR in IPR2016-014444 on February 16, 2017. Blue Coat filed a request for hearing on March 20, 2017 and on July 18, 2017, the PTAB granted Blue Coat Systems, Inc's request and instituted IPR. On July 19, 2017, the PTAB granted FireEye's request and joined it as a party to the Blue Coat proceeding. On November 27, 2017, Finjan and Blue Coat filed a joint motion to terminate. On December 1, 2017, the PTAB granted the joint motion to terminate with respect to Blue Coat and ordered that the proceeding shall continue with respect to FireEye. On January 12, 2018, Finjan and FireEye filed a joint motion to terminate. On February 16, 2018, the PTAB issued an order terminating the proceeding with respect to all parties.

U.S. Patent No. 9,189,621 (the “’621 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’621 Patent (IPR2017-00995). Finjan filed its POPR on June 22, 2017. On September 5, 2017, the PTAB instituted IPR for claims 1, 4-6, 9, 12-14, 17, 24, 35, 37, and 42. Finjan filed its Patent Owner Response on December 11, 2017. Petitioner’s Reply is due on March 5, 2018. Oral argument is scheduled for May 23, 2018.

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

U.S Patent No. 7,975,305 (the “’305 Patent”)
On July 4, 2017, ESET, LLC and ESET SPOL S.R.O. filed a petition for IPR of the '305 Patent (IPR2017-01738). Finjan filed its POPR on November 3, 2017. On January 31, 2018, the PTAB instituted IPR on claims 1-25 of the ’305 Patent. Finjan’s Patent Owner Response is due on April 30, 2018, and Petitioner’s Reply is due on July 30, 2018. Oral argument is scheduled for October 24, 2018.

U.S. Patent No. 8,079,086 (the “’086 Patent”)
On August 16, 2017, ESET, LLC and ESET SPOL S.R.O. filed a petition for IPR of the ’086 Patent and motion for joinder to Blue Coat Systems, Inc. v. Finjan, Inc. IPR2016-01444 (IPR2017-01969). On November 3, 2017, Finjan filed its POPR. On January 9, 2018, the PTAB denied institution of IPR. On February 6, 2018, ESET filed a request for rehearing. On February 15, 2018, the PTAB denied ESETs’ request for rehearing.

U.S. Patent No. 6,154,844 (the “’844 Patent”)
On September 22, 2017, Cisco Systems, Inc. filed a petition for IPR of the ’844 Patent (IPR2017-02154). Finjan filed its POPR on January 6, 2018.

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 22, 2017, Cisco Systems, Inc. filed a petition for IPR of the ’494 Patent (IPR2017-02155). Finjan filed its POPR on January 8, 2018.

U.S. Patent No. 7,647,633 (the “’633 Patent”)
On December 22, 2017, Cisco Systems, Inc. (“Cisco”) filed a petition for IPR of the ‘633 Patent (IPR2018-00391). Finjan’s POPR is due on March 28, 2018.

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

NOTE 9 – LICENSE, SETTLEMENT AND RELEASE AGREEMENTS

Subsequent to December 31, 2017, the Company, including its wholly-owned subsidiary, Finjan, Inc. (“Finjan” and collectively with the Company and its affiliated companies, the “Finjan Parties”), announced on March 1, 2018, that Finjan Parties and Symantec Corporation (“Symantec”) and its subsidiary, Blue Coat Systems, LLC (“Blue Coat”) (collectively, the “Symantec Parties”) entered into a Confidential Patent License and Settlement Agreement (the “License and Settlement Agreement”) effective as of February 28, 2018 (the "Effective Date"). Specifically, the Parties have resolved and settled all claims between them. As part of the settlement, the Symantec Parties will obtain a license to, among others, the Finjan patents and pay the Finjan Parties $65.0 million in cash within twenty (20) days of the Effective Date of the License and Settlement Agreement. Further, if Symantec of acquires certain entities within four years from the Effective Date, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by the Company and Symantec. The remaining terms of the License and Settlement Agreement are confidential.

On December 29, 2017, Finjan entered into a Confidential Patent License and Settlement Agreement (the “Finjan License”) with FireEye, Inc. whereby the companies resolved all pending litigation matters and together with a contemporaneous license agreement from FireEye to Finjan and its affiliates (the “FireEye License” and collectively with the Finjan License, the “Agreements”), the parties granted each other cross-licenses going forward. Under the terms of the Finjan License, FireEye agreed to pay Finjan $17.5 million in license fees, as follows: (a) $12.5 million on the Effective Date of the Finjan License, which amount was paid on December 29, 2017 and recognized as revenues as of December 31, 2017, in accordance with the Company’s revenue recognition policy as described in Note 2, and (b) $5.0 million which was offset by $5 million in license fees from Finjan to FireEye under the FireEye License, granting a perpetual license for the use of FireEye's patents. The FireEye License was determined not to be an intangible asset since it had no defined future benefit.  Therefore, the FireEye License was expensed under SG&A.

On April 21, 2017, the Company entered into a Confidential Patent License Agreement (the “EU Agreement”) with a European corporation (“EU Licensee”). Pursuant to the EU Agreement, EU Licensee obtained a license to our patent portfolio and agreed to pay Finjan $4.9 million cash, in license fees, paid as follows, (i) $2.3 million to be paid within 10 days after the effective date of the April 2017 Agreement, (ii) $1.3 million on or before January 31, 2018, and (iii) $1.3 million on or before January 31, 2019. The Company recognized $2.3 million of the $4.9 million license as revenues as of June 30, 2017, in accordance with the Company’s revenue recognition policy as described in Note 2. The second installment of $1.3 million was received on February 1, 2018 and recognized as revenues as of December 31, 2017, in accordance with the Company’s revenue recognition policy as described in Note 2. Such license does not grant EU Licensee any right to transfer, sublicense or grant any rights under the EU Agreement to a third party except as specifically provided under the EU Agreement. Such license also has certain provisions relating to certain unlicensed products of any company that acquires EU Licensee, or is acquired by EU Licensee or its affiliates, in which case additional license fees may apply. The specific terms of the EU Agreement are confidential.

On March 30, 2017, Finjan entered into a Confidential Master Agreement (the “Master Agreement”) with Sophos Group plc, a public limited company organized and existing under the laws of England and Wales, Sophos Limited, a corporation organized and existing under the laws of England and Wales (“Sophos Limited”), and Sophos Inc. (“Sophos Inc.”), a Massachusetts corporation (collectively, “Sophos”). Pursuant to the Master Agreement, Finjan and Sophos Inc. agreed to dismiss the suit Finjan, Inc. v. Sophos, Inc. before the United States District Court of the Northern District of California (case no. 3:14cv1197-WHO) with prejudice. The Master Agreement also provides for full releases by the parties and covenants not to sue. Under the terms of the Sophos Agreement, on March 30, 2017, Sophos obtained a fully paid up license to the Finjan patent portfolio and agreed to pay a license fee of $15.0 million in cash, which Finjan received on March 31, 2017. The Company recognized $15.0 million as revenues as of March 31, 2017, in accordance with the Company’s revenue recognition policy as described in Note 2. Finally, in connection with the Sophos Agreement, on March 30, 2017, Finjan Mobile entered into a Confidential Patent Cross License Agreement (the “Finjan Mobile Cross License Agreement”) with Sophos Limited. Pursuant to the terms of the Finjan Mobile Cross License Agreement, the parties granted patent cross licenses in the Field of Use and Sophos Limited agreed to pay Finjan Mobile $2.5 million cash, $1.25 million on or before March 31, 2018, and $1.25 million on or before March 31, 2019, of which $1.25 million was recognized as revenues as of December 31, 2017, in accordance with the Company's revenue recognition policy as described in Note 2 of our consolidated financial statements.

On March 24, 2017, Finjan entered into a Patent License, Settlement and Release Agreement (the "Avast Agreement") with Avast Software s.r.o., a company organized under the laws of the Czech Republic ("Avast"), which provided that upon Avast's satisfaction of certain terms, Finjan would dismiss its breach of contract and patent infringement claims, filed in the U.S. District Court for the Northern District of California (Case No. 3:17-cv-00283-BLF), against Avast and its newly acquired subsidiary, AVG Technologies, with prejudice. Under the terms of the Avast Agreement, Avast agreed to pay Finjan $7.745 million in cash on or before March 24, 2017. Payment was received on March 24, 2017 and was recorded as revenue in the first quarter of 2017, in accordance with the Company's revenue recognition policy, as described in Note 2. As provided in the Avast Agreement, specific terms of the agreement are confidential.

On March 2, 2017, Finjan entered into a Confidential Patent License Agreement (the “Veracode Agreement”) with Veracode, Inc., a Delaware corporation (“Veracode”). Pursuant to the Veracode Agreement, Veracode obtained a license to the Finjan patent portfolio and agreed to pay a license fee of $2.0 million in cash, which Finjan received on March 2, 2017 and was recorded as revenue in the first quarter of 2017, in accordance with the Company's revenue recognition policy, as described in Note 2. Such license does not grant Veracode any right to transfer, sublicense or grant any rights under the Veracode Agreement to a third party except as specifically provided under the Veracode Agreement.  Such license also has certain provisions relating to certain unlicensed products of any company that acquires Veracode, or is acquired by Veracode or its affiliates, in which case additional license fees may apply. The specific terms of the Veracode Agreement are confidential.

On December 28, 2016, Finjan entered into a Confidential Patent License Agreement (the “December 2016 License”) with F5 Networks, Inc. (“F5”). The December 2016 License provides for F5 to pay a license fee of $4.0 million in cash, which Finjan received on December 30, 2016. Finjan recognized all of the $4.0 million license as revenue as of December 31, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 2. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F5 a nonexclusive, irrevocable (except in the case of non-payment by F5), worldwide paid-up license under Finjan’s patents as specified in the December 2016 License.

On June 30, 2016, Finjan entered into a Confidential Patent License Agreement (the “June 30, 2016 License”) with a European cloud-based network security firm (the “2016 European Licensee”). The June 30, 2016 License provides for the 2016 European Licensee to pay Finjan $565,000 in cash, which was paid on or about the time of execution of the June 30, 2016 License. Finjan recognized all of the $565,000 license as revenue as of December 31, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 2. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant the 2016 European Licensee a nonexclusive, term license in the United States under Finjan’s U.S. patents as specified in the June 30, 2016 License.
On June 3, 2016, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (“June 3, 2016 License”) with Proofpoint, Inc. (“Proofpoint”). As part of the June 3, 2016 License, Case No. 3:15-cv-5808-HSG, entitled Finjan, Inc. v. Proofpoint, Inc. and Armorize Technologies, Inc., pending before the Honorable Haywood S. Gilliam, Jr. in the U.S. District Court for the Northern District of California, was dismissed with prejudice on June 7, 2016. The June 3, 2016 License provides for Proofpoint to pay Finjan the sum of $10.9 million in cash, in which $4.3 million was received on June 6, 2016, $3.3 million was received in December 28, 2016, and $3.3 million was received on December 29, 2017. The Company recognized $7.6 million of the $10.9 million license as revenues as of December 31, 2016, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 2. The Company recognized $3.3 million under the terms of the June 3, 2016 License as revenues as of December 31, 2017, in accordance with the Company's revenue recognition policy as described in Note 2. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant Proofpoint a worldwide, non-royalty bearing, fully paid-up (as of the final payment), nonexclusive, perpetual, irrevocable (except in the case of non-payment by Proofpoint or other material breach) license under Finjan’s patents as specified in the June 3, 2016 License. Certain portions of the June 3, 2016 License are subject to Confidential

Treatment pursuant to a Confidential Treatment request filed with the Securities and Exchange Commission (“SEC”) on August 8, 2016 and Confidential Treatment Order granted by the SEC on September 26, 2016.
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

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement (the “April 7, 2015 License”), effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The April 7, 2015 License provides for F-Secure to pay Finjan the sum of $1.0 million in cash, of which $700,000 was received on April 22, 2015 and $300,000 received on March 31, 2016.  The Company recognized $700,000 of the $1.0 million license as revenues as of September 30, 2015, as such amount was determined to be fixed and determinable, in accordance with the Company’s revenue recognition policy as described in Note 2. The remaining balance of $300,000 under the terms of the April 7, 2015 License, was recognized as revenues as of March 31, 2016. Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid, non-exclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

On September 24, 2014, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (the “September 24, 2014 License”) with Websense, Inc. (“Websense”) against whom Finjan had filed a patent infringement lawsuit.  Pursuant to this September 24, 2014 License, Websense and Finjan also agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement. Under the September 24, 2014 License, Websense paid Finjan a license fee of $8.0 million payable in four installments. $3.0 million was received on execution of the agreement, $2.0 million was received on January 16, 2015, $2.0 million was received on January 14, 2016 and $1.0 million was received on January 13, 2017 and recognized as revenues in accordance with the Company's revenue recognition policy as described in Note 2.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

PREFERRED STOCK

Series A

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

During 2016, the Company redeemed $2.8 million or 18,498 shares; $1.8 million reducing the original recorded value of the Series A Preferred stock and $1.0 million reducing the accretion value.

During 2017, the Company retired all shares of the Series A Preferred stock with a final redemption of $13.8 million or 83,502 shares; $8.4 million reduced the original recorded value of the Series A Preferred stock and $5.4 million reduced the accreted value.

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

The accounting for the Series A-1 Preferred Stock is similar to the Series A accounting (see above) and classified as temporary equity in the consolidated balance sheet since it is redeemable at the option of the holder.

The Series A-1 Preferred Stock have redemption features at the option of the Company that have a determinable price and determinable date based on the following liquidation preferences:

The lesser of:

2.8x the original purchase price (OPP); or the following:

•1.2375x the OPP if redeemed within 180 days of closing - December 16, 2017; or
•1.3x the OPP if redeemed between 180 and 270 days of closing - March 16, 2018; or
•1.34x the OPP if redeemed between 270 days and 360 days of closing - June 14, 2018; or
•1.575x the OPP if redeemed between 360 days and 720 days of closing - June 9, 2019; or
•Thereafter, 1.75x the OPP plus 0.125x the OPP for every 90 day period the preferred remains outstanding.

The redemption feature is also at the option of the holder in accordance with the terms and conditions set forth in the Certificate of Designation and is redeemable as a percentage of certain revenues, which varies by type of revenue as well as date received. These revenues include monetary awards, damages, fees, recoveries, judgments in a suit, as well as monies received from gross licensing, royalty or similar revenue. The Company accretes changes in redemption value over the period from the date of issuance to the earliest redemption dates of the security. The increase in the redemption value is a deemed dividend that increases the carrying value of the Series A-1 Preferred Stock to equal the redemption value at the end of each reporting period with an offsetting decrease to additional paid-in-capital. During the twelve months ended December 31, 2017, the Company recorded a deemed dividend of $4.6 million, representing an increase to the Series A-1 Preferred Stock's redemption (liquidation) value, net of costs.

The Company also agreed to issue to Soryn HLDR a fully vested common stock warrant (the “Warrant”), to purchase 2,355,506 shares of common stock, $0.0001 par value per share of the Company at an exercise price of $3.18 per share, the Warrant has a term of three years. The closing of 2,000,000 shares occurred on June 19, 2017, 309,136 occurred June 30, 2017 and 46,370 on July 25, 2017. The Warrant has the rights to acquire a variable amount of common stock at a fixed price for the first 15 months. Under ASC 815-40-15-8A, the Warrant is not considered indexed to the Company’s stock, and thus it has a derivative feature and has been classified as a liability. The Company has valued the Warrant at inception using a Monte Carlo valuation model, recording a $3.3 million Warrant liability at inception. The warrant was revalued at December 31, 2017, reducing the Warrant liability by $2.2 million to $1.1 million, the change in the fair value of the warrant was recorded in Other Income. As of December 31, 2017 the aggregate intrinsic value of the warrant was $0, with a weighted average contracted term of 2.5 years.

Subsequent to December 31, 2017, the Company redeemed $6.2 million or 48,076 shares of the Series A-1 Preferred stock; $4.8 million reducing the original recorded value of the Series A Preferred stock and $1.4 million reducing the accreted value.

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

On June 30, 2017, the Company completed an underwriting agreement (the “Underwriting Agreement”) with B. Riley & Co., LLC (the “Underwriter”) pursuant to which the Company agreed to issue and sell an aggregate of 3,600,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”), at a public offering price of $3.15 per share gross proceeds, with net proceeds to the Company of $2.90 per share, for a total of $10.4 million. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters a 30-day over-allotment option to purchase an additional 540,000 shares of Common Stock, which was exercised July 21, 2017. The Company received $1.6 million net proceeds from the exercise of the over-allotment.

On June 30, 2017, as a result of the common stock offering, pursuant to the terms and conditions of the Warrant issued to Soryn HLDR, the number of shares of Common Stock exercisable under the Warrant increased from 2.0 million to 2.4 million. On July 21, 2017, upon the exercise of the over-allotment option the number of shares of Common Stock for which such Warrant is exercisable increased an additional 0.05 million shares. The Warrant is exercisable at $3.18 per common share for all such shares, for a period of 3 years.

NOTE 11 – STOCK-BASED COMPENSATION

On July 10, 2014, the Company’s stockholders approved the Finjan Holdings, Inc. 2014 Incentive Compensation Plan (the "2014 Plan"), upon shareholder approval of the 2014 Plan, the Finjan Holdings, Inc. 2013 Global Share Option Plan and Israeli Sub-Plan (the "2013 Option Plan") were terminated, other than respect to the 1,489,532 shares of common stock underlying options outstanding under such plan.

The Company shareholders approved the 2014 Plan at the annual meeting of stockholders held July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. On June 21, 2017, at the annual meeting of stockholders, the Company's shareholders approved an increase of 1,000,000 shares to the Finjan Holdings, Inc. 2014 Plan. As of December 31, 2017, the Company has 749,443 shares available for issuance under the 2014 Plan.

During 2016, the Company issued 200,000 RSU's and granted an aggregate of 295,000 options to purchase shares of our common stock to certain employees in connection with their employment with the Company.

During 2017, the Company issued 576,212 RSU's and granted an aggregate of 898,334 options to purchase shares of our common stock to certain employees in connection with their employment with the Company.

During the year ended December 31, 2017, the Company issued 141,840 shares of common stock and received proceeds of $0.2 million from the exercise of stock options.

During the year ended December 31, 2016, the Company issued 67,000 shares of common stock and received proceeds of $0.1 million from the exercise of stock options.

Total stock-based compensation for stock options and restricted stock awards, of $0.8 million, $0.9 million and $0.8 million was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively. The stock-based compensation expense is for options and restricted stock awards granted to certain employees, consultants, and members of the Board of Directors.

STOCK OPTIONS

The following is a summary of stock option activity during the years ended December 31, 2017 and 2016:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (thousands)

Outstanding – December 31, 2015	1,510,832	1.63		$—
Options granted	295,000	1.12
Options exercised	67,000	0.76
Options forfeited	131,486	0.97

Outstanding – December 31, 2016	1,607,346	$0.83	7.07	$—
Options granted	898,334	$2.13
Options exercised	141,840	$1.60
Options forfeited	22,500	$1.78

Outstanding – December 31, 2017	2,341,340	$1.77	5.78	$1,087

Exercisable – December 31, 2017	1,280,979	$1.60	5.78	$815
Exercisable – December 31, 2016	1,229,704	$0.77	6.48	$—

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2017 and 2016, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

	2017	2016
	Employee Grants	Employee Grants
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	138.90%	148.68%
Expected term (in years)	6	7
Risk-free rate	2.00%	1.26%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value per share	$2.05	$1.15

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. Since the Company’s common stock was not publicly traded, or was not publicly traded for an extended duration at the time of the grant, an average of the historic volatilities of comparative companies was used. The dividend yield is zero percent as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future. Due to the limited historical information, the Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to average of the contractual term and the vesting period.

As of December 31, 2017, total compensation cost not yet recognized related to unvested stock options was approximately $1.7 million, which is expected to be recognized over a weighted-average period of 5.9 years.

RESTRICTED STOCK UNITS

The following is a summary of non-vested RSUs award activity for the years ended December 31, 2017 and 2016:

	2017		2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested	185,260	$2.67	408,710	$2.66
Shares granted	576,212	1.95	200,000	1.20
Shares vested	322,760	1.92	395,117	1.99
Shares forfeited	—	—	28,333	1.74

Non-vested	438,712	$2.28	185,260	$2.67

The Company estimates the fair value of the granted shares using the market price of the Company’s stock price at the grant date. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.6 million, $0.7 million and $0.5 million, respectively of stock-based compensation expense related to the RSUs.

NOTE 12 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which an executive of Finjan and member of the Company’s board is a member. The Company incurred approximately $240,000, $227,000 and $228,000 in legal fees to the firm during the years ended December 31, 2017, 2016 and 2015 respectively. As of December 31, 2017 and 2016 the Company had balances due to this firm amounting to approximately $113,000 and $88,000, respectively.

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

NOTE 13 – INCOME TAX

The domestic and foreign components of loss before income taxes from operations for the years ended December 31, 2017, 2016 and 2015 are as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Domestic	$17,120	$1,097	$(11,996)
Foreign	(469)	(744)	(601)

	$16,651	$353	$(12,597)

The provision (benefit) for income tax for the years ended December 31, 2017, 2016 and 2015, consist of the following:

	For the Years Ended December 31,
	2017	2016	2015
	(in thousands)
Federal:
Current	$—	$—	$—
Deferred	7,694	416	(3,868)

State:
Current	43	3	5
Deferred	269	(380)	488

Foreign:
Current	—	—	—
Deferred	(129)	(174)	(159)

	7,877	(135)	(3,534)

Change in valuation allowance	(14,037)	138	3,539
Income tax provision (benefit)	$(6,160)	$3	$5

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Years Ended December 31,
	2017	2016	2015
U.S. Federal statutory rate	34.0%	34.0%	34.0%
State rate, net of federal benefit	2.8%	7.8%	1.3%
Permanent differences:
Change in tax rate	16.4%	(113.0)%	—%
Impact of tax reform	(16.4)%	—%	—%
Deferred tax adjustment	(0.3)%	(19.1)%	—%

Stock based compensation	0.1%	28.9%	(1.1)%
Foreign tax rate difference	0.3%	19.3%	(0.4)%
Fair value measurement of warrants	(4.5)%	—%	—%
Other	(1.6)%	3.0%	—%
Change in valuation allowance	(67.9)%	40.0%	(33.9)%
Income tax provision (benefit)	(37.1)%	0.9%	(0.1)%

The approximate tax effects of temporary differences, which give rise to significant deferred tax assets and liabilities, are as follows:

	As of December 31,
	2017	2016	2015
	(in thousands)
Deferred tax assets
Net operating losses	$3,912	$10,032	$9,666
Stock-based compensation	572	949	890
Intangible assets	2,190	3,748	3,752
Other	115	77	50
Total deferred tax assets	6,789	14,806	14,358
Valuation allowance	(462)	(14,497)	(14,358)
Deferred tax asset, net of valuation allowance	6,327	309	—
Deferred tax liability	(126)	(309)	—
Net deferred tax assets	$6,201	$—	$—

As of December 31, 2017, 2016 and 2015, the Company had net operating losses ("NOL") carryforwards of approximately $12.7 million, $26.1 million and $25.5 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2026.

The use of NOL and tax credit carryfowards may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the U.S. Internal Revenue Code (“IRC”), and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before they are used. The Company completed an IRC Section 382 analysis through December 31, 2017 and determined that no ownership changes, within the meaning of Section 382 of the Code, had occurred for the loss making periods that could place significant limitations to the use of NOL or tax credit carryforwards. As such, the NOL and tax credit carryforwards presented are not expected to expire unused, unless there is a future ownership change as determined by Section 382 and 383 of the IRC.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, carryback potential, projected future taxable income and tax planning strategies in making this assessment. Management has considered both positive and negative evidence in evaluating the need for a valuation allowance and has given more weight to the objective evidence available. At the end of 2017, the Company now has three-year cumulative profit and as a result of recent events is now projecting significant income for 2018. Based on its assessment, management has determined a valuation allowance against all of the domestic deferred tax assets in excess of the deferred tax liabilities is no longer needed, since it is more likely than not that the deferred tax assets will be realized. The Company’s foreign subsidiary had generated book and tax losses since its inception. Management has determined that it is not more likely than not that the foreign deferred tax assets will be realized.  As such, the Company has maintained the valuation allowance against its foreign deferred tax assets. The change in valuation allowance for the years ended December 31, 2017, 2016 and 2015, is $14.0 million, $0.1 million and $3.5 million, respectively.

On December 22, 2017, the 2017 Tax Cut and Jobs Act (the "Act") was enacted into law and the new legislation contains several key tax provisions, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring our U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of our deferred tax assets and liabilities.  The one-time transition tax does not generate a deemed distribution as the Company has no foreign deferred income. The provisional amount related to the re-measurement of our deferred tax balance is a reduction of approximately $2.8 million.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118") which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

We expect to complete our analysis within the measurement period in accordance with SAB 118.  We do not expect any material subsequent adjustment to these amounts.

NOTE 14 – SUBSEQUENT EVENTS

On January 4, 2018, the Company redeemed $6.2 million or 48,076 shares of the Series A-1 Preferred stock; $4.8 million reducing the original recorded value of the Series A-1 Preferred stock and $1.4 million reducing the accreted value.

On February 1, 2018, the Company received its second installment of $1.3 million under the April 2017 Agreement. This was recognized as revenues as of December 31, 2017, in accordance with the Company’s revenue recognition policy as described in Note 2.

On February 23, 2018, the Company made a payment to the JVP fund of $0.5 million pursuant to a capital call, reducing the commitment outstanding to $2.2 million.

On March 1, 2018, the Company, including its wholly-owned subsidiary, Finjan, Inc. (“Finjan” and collectively with the Company and its affiliated companies, the “Finjan Parties”), announced that Finjan Parties and Symantec Corporation (“Symantec”) and its subsidiary, Blue Coat Systems, LLC (“Blue Coat”) (collectively, the “Symantec Parties”) entered into a Confidential Patent License and Settlement Agreement (the “License and Settlement Agreement”) effective as of February 28, 2018. Specifically, the Parties have resolved and settled all claims between them. As part of the settlement, the Symantec Parties will obtain a license to, among others, the Finjan patents and pay the Finjan Parties $65.0 million in cash within twenty (20) days of the Effective Date of the License and Settlement Agreement. Further, if Symantec acquires certain entities within four years from the Effective Date, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by the Company and Symantec. The remaining terms of the License and Settlement Agreement are confidential.