Form 10-Q
period 2018-03-31
FINJAN HOLDINGS, INC.
filed 2018-05-09
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 2, 2018, 27,732,328 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

 FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$80,440	$41,169
Accounts receivable	2,550	2,606
Prepaid expenses and other current assets	681	765
Total current assets	83,671	44,540

Property and equipment, net	128	140
Investment	3,168	2,618
Intangible assets, net	5,950	7,748
Other long-term assets	3,619	6,201
Total assets	$96,536	$61,247
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,107	$4,646
Accounts payable - related parties	25	112
Accrued expenses	3,102	1,303
Accrued income taxes	8,953	13
Warrant liability	3,202	1,096
Other liabilities, current - other	21	86
Other liabilities, current - patent purchase	1,000	1,000
Total current liabilities	32,410	8,256
Other liabilities, non-current - patent purchase	4,438	5,500
Total liabilities	36,848	13,756
Commitments and contingencies (Note 2)

Redeemable Preferred Stock
Series A-1 Preferred stock - $0.0001 par value, no shares and 153,000 issued and outstanding at March 31, 2018 and December 31, 2017, respectively (Liquidation preference of $19,890 at December 31, 2017)	—	18,965

Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; 153,000 shares designated Series A-1 Redeemable Preferred Stock at December 31, 2017	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 27,719,828 and 27,707,328 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	22,361	22,968
Retained earnings	37,324	5,555
Total stockholders' equity	59,688	28,526
Total liabilities and stockholders' equity	$96,536	$61,247

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$65,000	$24,747
Cost of revenues	13,000	3,783
Gross profit	52,000	20,964
Research and development expense	462	153
Selling, general and administrative expenses	8,307	4,537
Total operating expenses	8,769	4,690
Income from operations	43,231	16,274
Other income (expense)
Change in fair value of warrant liability	(2,106)	—
Interest expense	(420)	—
Interest income	36	—
Income before income taxes	40,741	16,274
Provision for income taxes	11,523	324
Net income	29,218	15,950

Accretion of Preferred stock	(925)	—

Net income to common stockholders	$28,293	$15,950

Income from operations per share, basic	$1.56	$0.70
Income from operations per share, diluted	$1.43	$0.70

Net income per share, basic	$1.05	$0.69
Net income per share, diluted	$0.96	$0.69

Net income per share applicable to common stockholders, basic	$1.02	$0.69
Net income per share applicable to common stockholders, diluted	$0.93	$0.69

Weighted-average common shares outstanding, basic	27,719,689	23,133,370
Weighted-average common shares outstanding, diluted	30,284,175	23,216,528

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$29,218	$15,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329	12
Change in fair value of warrant liability	2,106	—
Stock-based compensation	318	209
Changes in operating assets and liabilities:
Accounts receivable	2,606	1,064
Prepaid expenses and other current assets	84	8
Deferred tax asset, non current	2,582	—
Accrued expenses	1,799	(783)
Accounts payable	11,461	3,145
Accounts payable - related parties	(87)	(65)
Other liabilities	355	(13)
Accrued income taxes	8,940	324
Net cash provided by operating activities	59,711	19,851

Cash flows from investing activities:
Purchase of fund investment	(550)	—
Proceeds from fund investment	—	127
Net cash provided by (used in) investing activities	(550)	127

Cash flows from financing activities:
Redemption of Preferred shares	(19,890)	(7,222)
Net cash used in financing activities	(19,890)	(7,222)
Net increase in cash and cash equivalents	39,271	12,756
Cash and cash equivalents - beginning	41,169	13,678
Cash and cash equivalents - ending	$80,440	$26,434

Supplemental disclosures of cash flow information:
Accretion of series A-1 preferred stock to redemption value	$925	$—
Changes in accounts receivable, adoption of ASC-606 (see NOTE 1)	2,550	$—

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation, and its wholly owned subsidiaries, Finjan, Finjan Blue, Finjan Mobile and CybeRisk operates a cybersecurity business focused in four business lines: intellectual property licensing and enforcement, advisory services, mobile security application development and investing in cybersecurity technologies and intellectual property. Revenues and operations from the Company’s Finjan Mobile security business and the Company’s CybeRisk advisory services were immaterial to the condensed consolidated financial statements for the three months ended March 31, 2018 and 2017. Licensing and enforcement of the Company's cybersecurity patent portfolio is operated, through its wholly-owned subsidiary Finjan, Inc. The Company’s common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2017 which were included in the annual report on Form 10-K filed by the Company on March 14, 2018.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the year ending December 31, 2018, or any other interim or future periods.

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

REVENUE RECOGNITION

Under ASC Topic 605, revenue was recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

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

The Company adopted guidance ASC 606 effective January 1, 2018. For further details, see below "Recently adopted accounting pronouncements"

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all of its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of March 31, 2018, and December 31, 2017, substantially all of the Company’s cash and cash equivalents are uninsured.

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

The risk-free interest rate used is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate. The dividend yield is zero percent as the Company has not made any dividend payment. The Company determines the expected term of its warrant awards by using the contractual term.

The principal assumptions used in applying the model were as follows:

Assumptions:	For Three Ended March 31, 2018
Risk-free interest rate	2.3%
Expected life	2.5 Years
Expected volatility	65%
Dividends	0.0%

NET INCOME PER COMMON SHARE

Basic net income per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except share and per share data)
Numerator:
Net income to common stockholders	$28,293	$15,950

Denominator:
Weighted-average common shares, basic	27,719,689	23,133,370
Weighted-average common shares, diluted*	30,284,175	23,216,528
Net income (loss) per common share:
Basic:	$1.02	$0.69
Diluted:	$0.93	$0.69

* The diluted earnings per common share included 626,212 unvested RSU's and the weighted average effect of 1,938,274 stock options that are potentially dilutive to earnings per share for the three months ended March 31, 2018, since the exercise price of such securities was less than the average market price during the period. For the three months ended March 31, 2017 the diluted earnings per common share included the effect of nil RSU's and the weighted average effect of 572,501 stock options that were potentially dilutive to earnings per share, since the exercise price of such options was less than the average market price during the period.

Potentially dilutive common shares from employee equity plans are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive and consist of the following:

	March 31,
	2018	2017
Stock options	2,718,007	1,762,347
Restricted Stock Units	626,212	348,772
Warrants	2,355,506	—
Total	5,699,725	2,111,119

INCOME TAXES

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. The Company elected to adopt ASC 606 under Modified Retrospective approach.  Under the Modified Retrospective approach, only contracts with customers for which there were remaining unsatisfied performance obligations (open contracts) at the beginning of initial year of adoption must be restated to apply retrospectively the guidance under ASC 606.  Any resulting impact for such contracts prior to the beginning of the initial year of adoption are made as an adjustment to opening retained earnings for such year.

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. This method required retrospective application of the new accounting standard to those contracts which were not completed as of January 1, 2018. Results for the reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The change to the current revenue policy is the timing of revenue recognition. Under the guidance ASC 605, the Company recognized revenue upon receipt of funds related to an executed agreement or funds which were received within 90 days of receipt. Under the guidance ASC 606, all revenue is recognized upon execution of the agreement, including any future dated payments, which often spread over several quarters or years.

The Company recorded $2.6 million to opening retained earnings of $5.6 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to existing contracts that had 2019 payment dates.

The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2018 under current assets for the adoption ASU 2014-09, Revenue - Revenue from Contracts with Customers were as follows (in thousands):

Balance Sheet	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018

Current Assets
Accounts Receivable	$2,606	$2,550	$5,156

Liabilities and Stockholders' Equity
Retained earnings	$5,555	$2,550	$8,105

In accordance with the new revenue recognition standards, there was no impact of adoption of ASC 606 to our condensed consolidated statement of operations for the three months ended March 31, 2018 and the impact to the condensed consolidated balance sheet was $2.55 million as of March 31, 2018. The impact of $2.55 million is comprised of two existing agreements with 2019 payment dates. See Note 4, License, Settlement and Release Agreement for further detail.

The Company also adopted the following standards in the first quarter of 2018, none of which had a material impact on the Company's condensed consolidated financial statements:

Standard	Description	Effective date
2016-09	Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	January 1, 2018
2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

Recently issued accounting pronouncements not yet adopted

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

NOTE 2 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s aggregate future minimum payments under its operating lease commitments as of March 31, 2018 is $0.3 million.

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $21,000 and $36,000 as of March 31, 2018 and December 31, 2017, respectively, and is included in non current liabilities on the condensed consolidated balance sheets.

Rent expense was $140,000 and $194,000 for the three months ended March 31, 2018 and 2017, respectively.

Rental income was $42,000 and $89,000 for the three months ended March 31, 2018 and 2017, respectively.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under the sublease agreement as of March 31, 2018 is $0.1 million.

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

Following a cash call on February 23, 2018 of $0.5 million, the Company has a $2.2 million outstanding capital commitment to the venture capital fund as of March 31, 2018, which can be called any time.

Contractual Commitments

Finjan Mobile

On April 21, 2017, the Company and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will utilize the VPN Platform as part of its Vital Security™ suite of product offerings. Avira also granted Finjan Mobile related license rights in connection with the Distribution Agreement and starting July 1, 2017, Finjan Mobile will pay Avira $3.9 million in fees under the Distribution Agreement, payable in 12 quarterly installments of $325,000 over the next 3 years. The Company has analyzed the terms of the agreement and has accounted for the transaction as a service agreement, to be expensed over the service period. As of March 31, 2018, the Company has a $2.9 million contractual obligation due over the next 9 quarters.

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

The IBM Security Patents have been recorded at their present value of $7.0 million in the first quarter of 2018, recognizing a present value adjustment of $1.4 million. Accretion related to the present value and amortization expense is recognized over the expected useful life. Accretion and Amortization impact to the income statement was $0.4 and $0.3 million during the quarter ended March 31, 2018, respectively. There were no similar expenses for the three months ended March 31, 2017.

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

NOTE 3 - ACCRUED EXPENSES & WARRANT LIABILTY

Accrued Expenses

The components of accrued expenses are as below:

	March 31, 2018	December 31, 2017
	(in thousands)
Legal - Litigation / Licensing	$650	$—
Compensation	2,452	1,233
Other	—	70
	$3,102	$1,303

Warrant Liability

A summary of the Company's Level 3 derivative liabilities for the three months ended March 31, 2018 is as follow (in thousands):

Balance, December 31, 2017	1,096
Fair value change of derivative liabilities	2,106
Balance, March 31, 2018	$3,202

NOTE 4 - LICENSE, SETTLEMENT AND RELEASE AGREEMENT

Effective as of February 28, 2018 (“Effective Date”) Finjan Holdings, Inc. and its subsidiaries, including its wholly-owned subsidiary, Finjan (collectively, the “Finjan Parties”), entered into a Confidential Patent License and Settlement Agreement (the “Symantec License and Settlement Agreement”) with Symantec and its subsidiary, Blue Coat Systems, LLC (collectively, the “Symantec Parties”). Pursuant to the Symantec License and Settlement Agreement, the parties resolved and settled all claims between them.  As part of the settlement, the Symantec Parties obtained a license to, among others, the Finjan patents and agreed to pay the Finjan Parties $65.0 million in cash within twenty (20) days of the Effective Date of the Symantec License and Settlement Agreement, which Finjan received March 19, 2018. The Company recognized $65.0 million as revenues as of March 31, 2018, in accordance with the Company’s revenue recognition policy as described in Note 1. Further, if Symantec acquires certain entities within four years from the Effective Date, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by the Company and Symantec. The remaining terms of the Symantec License and Settlement Agreement are confidential.

On April 21, 2017, the Company entered into a Confidential Patent License Agreement (the “April 2017 Agreement”) with a European corporation (“EU Licensee”). Pursuant to the April 2017 Agreement, EU Licensee will obtain a license to our patent portfolio and will pay Finjan $4.9 million cash, in license fees, paid as follows: (i) $2.3 million to be paid within 10 days after the effective date of the April 2017 Agreement, (ii) $1.3 million on or before January 31, 2018, which was paid on February 1, 2018 and (iii) $1.3 million on or before January 31, 2019. The Company recognized $2.3 million of the $4.9 million license as revenues as of June 30, 2017, in accordance with the Company’s revenue recognition policy as described in Note 1. The second installment of $1.3 million was received on February 1, 2018 and recognized as revenues as of December 31, 2017, in accordance with the Company’s revenue recognition policy as described in Note 1. The final payment of $1.3 million is due on or before January 31, 2019 and is included in accumulated adjustments on January 1, 2018, as further described in Note 1, recently adopted accounting pronouncements.

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

On March 30, 2017, Finjan entered into a Confidential Master Agreement (the “Sophos Agreement”) with Sophos Group plc, a public limited company organized and existing under the laws of England and Wales, Sophos Limited, a corporation organized and existing under the laws of England and Wales (“Sophos Limited”), and Sophos Inc. (“Sophos Inc.”), a Massachusetts corporation (collectively, “Sophos”). Pursuant to the Sophos Agreement, Finjan and Sophos Inc. agreed to dismiss the suit Finjan, Inc. v. Sophos, Inc. before the United States District Court of the Northern District of California (case no. 3:14cv1197-WHO) with prejudice. The Sophos Agreement also provides for full releases by the parties and covenants not to sue. Under the terms of the Sophos Agreement, on March 30, 2017, Sophos will obtain a fully paid up license to the Finjan patent portfolio and pay a license fee of $15.0 million in cash, which Finjan received on March 31, 2017. The Company recognized $15.0 million as revenues as of March 31, 2017, in accordance with the Company’s revenue recognition policy as described in Note 1. Finally, in connection with the Sophos Agreement, on March 30, 2017, Finjan Mobile entered into a Confidential Patent Cross License Agreement (the “Finjan Mobile Cross License Agreement”) with Sophos Limited. Pursuant to the terms of the Finjan Mobile Cross License Agreement, the parties will grant patent cross licenses in the Field of Use and Sophos Limited will pay Finjan Mobile $2.5 million cash, of which $1.25 million was recognized as revenues as of December 31, 2017 in accordance with the Company's revenue recognition policy as described in Note 1, payment was received on March 30, 2018. The final payment of $1.25 million is due on or before March 31, 2019 and is included in accumulated adjustments on January 1, 2018, as further described in Note 1, recently adopted accounting pronouncements.

NOTE 5 - STOCKHOLDERS' EQUITY

Preferred Stock

Series A-1

During the three months ended March 31, 2018, the Company retired all shares of the Series A-1 Preferred stock, $19.9 million or 153,000 shares; $15.3 million reduced the original recorded value of the Series A-1 Preferred stock and $4.6 million reduced the accreted value.

During the issuance of the Series A-1 Preferred stock, the Company incurred issuance costs of $1.0 million which were recorded as an offset to the preferred stock. Such costs have been recognized as a deemed dividend upon the redemption and retirement of the Preferred stock, which occurred during the quarter ended March 31, 2018.

The Company accretes changes in redemption value over the period from the date of issuance to the earliest redemption dates of the security. The increase in the redemption value is a deemed dividend that increases the carrying value of the Series A-1 Preferred Stock to equal the redemption value at the end of each reporting period with an offsetting decrease to additional paid-in-capital. The Company recorded a deemed dividend of $4.6 million, representing an increase to the Series A-1 Preferred Stock's redemption (liquidation) value.

On issuance of the Series A-1 Preferred stock, the Company agreed to issue to Soryn HLDR Vehicle II LLC, a Delaware limited liability company, a fully vested common stock warrant (the “Warrant”), to purchase 2,355,506 shares of common stock, $0.0001 par value per share of the Company at an exercise price of $3.18 per share, the Warrant has a term of three years. The closing of 2,000,000 shares occurred on June 19, 2017, 309,136 occurred June 30, 2017 and 46,370 on July 25, 2017. The Warrant has the rights to acquire a variable amount of common stock at a fixed price for the first 15 months. Under ASC 815-40-15-8A, the Warrant is not considered indexed to the Company’s stock, and thus it has a derivative feature and has been classified as a liability. The Company has valued the Warrant at inception using a Monte Carlo valuation model, recording a $3.3 million Warrant liability at inception. The Warrant was revalued at December 31, 2017 to $1.1 million, and revalued again at March 31, 2018, increasing the Warrant liability by $2.1 million to $3.2 million. The change in fair value of the warrant is recorded in Other Income. As of March 31, 2018 the aggregate intrinsic value of the Warrant was $0.2 million, with a weighted average contracted term of 2.5 years.

NOTE 6 – STOCK BASED COMPENSATION

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

On June 21, 2017, at the annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval, which represented an additional 1,385,366 shares as of January 1, 2018 (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). As of March 31, 2018, the Company has 1,558,142 shares available for issuance under the 2014 Plan.

During the three months ended March 31, 2018 and 2017, the Company expensed $318,000 and $209,000, respectively, of stock-based compensation in the condensed consolidated statements of operations. All stock-based compensation expenses were related to selling, general and administration. The aggregate intrinsic value of stock options and RSU's outstanding and exercisable as of March 31, 2018 was $5.8 million.

During the three months ended March 31, 2018 and 2017, the Company granted options to purchase 376,667 and 155,000 shares of common stock, respectively. The Company granted 200,000 RSUs of common stock, at both dates ended March 31, 2018 and 2017.

Number of Options Outstanding and Exercisable		Number of RSUs Outstanding

Outstanding 2013 & 2014 Plans – December 31, 2017	2,341,340	Non vested - December 31, 2017	438,712
Options granted	376,667	Shares granted	200,000
Options exercised	—	Shares vested	(12,500)
Options forfeited	—	Shares forfeited	—
Options expired	—	Shares expired	—
Outstanding – March 31, 2018	2,718,007	Non Vested & Outstanding - March 31, 2018	626,212
Exercisable – March 31, 2018	1,378,473

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Three Months Ended March 31,
	2018	2017
Volatility	104.99%	140.22%
Expected term (in years)	6	6
Risk-free rate	2.24%	1.9%
Expected dividend yield	—	—
Weighted-average grant date fair value per option	$2.24	$1.45

As of March 31, 2018, total compensation cost not yet recognized related to unvested stock options was approximately $3.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Options granted during the three months ended March 31, 2018 had a weighted average exercise price of $2.41 per share, and a weighted average contractual term of 10 years.

The risk-free interest rate is based on the U.S. Treasury rates with maturities similar to the expected term of the option. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate and was based on historical volatility of comparative companies that are similar to the Company. For the three months ended March 31, 2018, the Company updated its volatility assumptions to reflect the increased trading history in the Company’s stock. The expected term was estimated using the simplified method. The simplified method calculates the expected term as the average of the time to vesting and the contractual life of the option. The dividend yield is 0% as the Company has never declared or paid any cash dividends and does not anticipate paying dividends in the future.

NOTE 7 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 in legal fees to the firm for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, the Company had balances due to this firm of $25,000 and $113,000 respectively.

NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., Case No. 13-cv-03133SBA, (N.D. Cal)

Finjan filed a patent infringement lawsuit against FireEye, Inc. (“FireEye”) in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. is directly and indirectly infringing certain claims of Finjan’s

U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, and 8,225,408, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. Finjan amended its Complaint on August 16, 2013, to add U.S. Patent No. 6,154,844 to the list of asserted patents. On January 12, 2018, the parties stipulated that all claims in the case be dismissed with prejudice pursuant to a confidential patent license and settlement agreement executed December 29, 2017.

Finjan, Inc. v. Blue Coat Systems, Inc., Case No. 13-cv-03999-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., (“Blue Coat”) in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,333. The principal parties in this proceeding are Finjan and Blue Coat. This action is before the Honorable Judge Beth Labson Freeman. The Court held a claim construction hearing, or Markman Hearing, for this matter on August 22, 2014. The Court entered its Markman Order entitled “Order Construing Claims in U.S. Patent Nos. 6,154,844, 7,058,822, 7,418,731, and 7,647,633," on October 20, 2014, which is available on PACER (www.pacer.gov), as Docket No. 118.  Trial for this action took place from July 20, 2015 through August 4, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents.  Upon the findings of infringement, the jury also awarded Finjan approximately $39.5 million in damages as reasonable royalties for Blue Coat's infringement. Such finding was appealed by Blue Coat to the Court of Appeals for the Federal Circuit ("Federal Circuit"). On March 2, 2018, the parties filed a stipulation with the district court that all claims in the case be dismissed with prejudice pursuant to a confidential settlement agreement, dated February 28, 2018. On March 5, 2018, the Court ordered, pursuant to stipulation between the parties, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Blue Coat Systems LLC, Case No. 5:15-cv-03295-BLF (N.D. Cal.)

Finjan filed a second patent infringement lawsuit against Blue Coat Systems LLC (“Blue Coat”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat is directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580 (collectively, the “asserted patents”), through the manufacture, use, importation, sale, and/or offer for sale of its products and services. A trial was held on October 31, 2017, that resulted in a partial verdict, followed by a retrial on certain issues from the first trial (“Retrial I”) on January 8, 2018, which the Court declared a mistrial upon the Federal Circuit’s issuance on January 10, 2018, of its decision related to Blue Coat I. The Court ordered, among other things, a second retrial for February 12, 2018, which it later vacated on February 9, 2018. On March 5, 2018, pursuant to the parties' stipulation that all claims in the case be dismissed with prejudice pursuant to a confidential settlement agreement dated February 28, 2018, the Court ordered dismissal of all claims with prejudice.

Finjan, Inc. v. Symantec Corporation., Case No. 14-cv-02998-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Symantec Corporation (“Symantec”) in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, and 8,141,154, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. Finjan amended the Complaint on September 11, 2014, to add U.S. Patent Nos. 6,154,844, 7,613,926 and 8,677,494. On March 5, 2018, the Court ordered, pursuant to stipulation between the parties following entry into a confidential settlement agreement between the parties dated February 28, 2018, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Palo Alto Networks, Inc., Case No. 3:14-cv-04908 PJH (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. (“Palo Alto Networks”) in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection.  Palo Alto Networks failed to timely respond to the Complaint and Finjan submitted an application for Entry of Default.  On Palo Alto Networks’ request, Finjan stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan and Palo Alto Networks. Finjan seeks entry of judgment that Palo Alto Networks has infringed and is infringing the above-listed patents, and has induced infringement and is inducing infringement of U.S. Patent Nos. 6,804,780,

6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494, a preliminary and permanent injunction from infringing, or inducing the infringement the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015, by denying Finjan's allegations of infringement and counterclaiming that the asserted patents are invalid under 35 U.S.C. §§ 101, 102, 103 and/or 112. Both parties have demanded a jury trial.  On October 8, 2015, the Honorable Edward M. Chen recused himself from the case and requested the case be reassigned to another judge. Also, on October 8, 2015, the case was reassigned to the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. On September 25, 2015, Palo Alto Networks filed a petition for IPR before the PTAB of U.S. Patent No. 8,141,154. On September 30, 2015, Palo Alto Networks filed petitions for IPR of U.S. Patent Nos. 7,058,822, 7,418,731, 7,647,633 and 8,225,408. On November 4, 2015, Palo Alto Networks filed an IPR petition of U.S. Patent Nos. 7,613,926. On November 5, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,965,968 and 8,141,154. On November 6, 2015, Palo Alto Networks filed IPR petitions of U.S. Patent Nos. 6,804,780, 7,613,918, 8,225,408 and 8,667,494. On December 10, 2015, the matter was stayed pending a decision by the PTAB on whether to institute IPR of Finjan's claims of its ten patents asserted against Palo Alto Networks. The PTAB instituted review of certain patents and denied institution on other challenged patents. In particular, the PTAB instituted and subsequently determined that the challenged claims of U.S. Patent Nos. 9,141,154 and 8,225,408 were not unpatentable; upon which Palo Alto Networks appealed to the Federal Circuit. Oral argument before the Federal Circuit regarding the ‘154 and ‘408 Patents is scheduled for June 6, 2018. In addition, the PTAB instituted and subsequently determined that claims 3-5 and 10-15 of U.S. Patent No. 8,677,494 were not unpatentable, and that claims 1, 2, and 6 of the ‘494 Patent were shown to be unpatentable. Finjan appealed this latter determination to the Federal Circuit, which is pending. On May 26, 2016, the Court ordered the stay to remain in effect until the PTAB’s final determination of the instituted IPRs and the matter remains stayed pending appeal. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183 (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC (“ESET, LLC”) and ESET SPOL S.R.O. (“ESET SPOL”) (collectively, “ESET”) in the United States District Court for the Northern District of California on July 1, 2016 (Case No. 3:16-cv-03731-JD (N.D. Cal.)), which was transferred to the Southern District of California on January 31, 2017. This action is currently before the Honorable Cathy Ann Bencivengo. Details on procedures prior to February 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Finjan’s opposition was filed on March 13, 2018, and ESET filed its reply on March 20, 2018. On February 26, 2018, a hearing for the Motion for Reconsideration was held, and the Court denied Finjan’s Motion for Reconsideration. On February 26, 2018, the Court issued an Order following a case management conference regarding a second election of asserted claims and prior art and scheduled a status conference on June 14, 2018. On April 4, 2018, Finjan filed supplemental authority regarding ESET’s pending motion to stay. On May 7, 2018, the Court denied ESET’s

Motion for Stay as to five of thesix asserted patents, namely, Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 8,079,086, 9,189,621, and 9,219,755, and granted a stay pending IPR proceedings regarding U.S. Patent No. 7,975,305. A jury trial is set for February 4, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. Cisco Systems, Inc., Case No. 17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,647,633, 8,141,154 and 8,677,494 through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of a judgment that Cisco has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. Details on procedures prior to March 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On April 2, 2018, Finjan filed a motion to strike Cisco’s affirmative defenses of prosecution laches, ensnarement doctrine, and inequitable conduct, to which a hearing is set for August 30, 2018. Finjan filed a reply to its motion to strike on April 23, 2018. The Court set a case management conference for August 30, 2018, a claim construction tutorial for June 7, 2018, a claim construction hearing for June 15, 2018 and a jury trial to commence on June 1, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. Blue Coat Systems, Inc., and Blue Coat Systems GmbH., Docket Nos. 2 Ni 22/17 (EP), 4c O 57/16 (Dusseldorf District Court and Munich Court)

Finjan filed a third patent infringement lawsuit against Blue Coat Systems, Inc., which is its first patent infringement suit against Blue Coat’s subsidiary Blue Coat Systems GmbH, located in Munich Germany in the Dusseldorf District Court of Germany on October 14, 2016.  Finjan asserts that Blue Coat infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent. On March 2, 2018, the parties entered into a confidential settlement agreement. On March 6, 2018, Blue Coat withdrew their nullity action in Germany.

Finjan, Inc. v. SonicWall, Inc., Case No. 5:17-cv-04467 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against SonicWall, Inc. (“SonicWall”) in the United States District Court for the Northern District of California on August 4, 2017, asserting that SonicWall is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 6,804,780, 7,613,926, 7,647,633, 8,141,154, 8,677,494, 7,975,305, 8,225,408, and 6,965,968, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Appliance Products utilizing Capture ATP and/or Gateway Security Services and Email Security Products utilizing Capture ATP and/or Gateway Security Services. Finjan seeks entry of a judgment that SonicWall has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Beth Labson Freeman, United States District Judge.  On October 13, 2017, SonicWall filed a Motion to Dismiss Finjan’s Complaint for Failure to State a Claim for Willful Infringement. A hearing regarding the Motion to Dismiss was re-scheduled for May 17, 2018. A claim construction tutorial is set for October 5, 2018, a claim construction hearing for October 12, 2018, a final pretrial conference for March 18, 2021, and a jury trial to commence on May 3, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Bitdefender Inc., et al., Case No. 5:17-cv-04790 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Bitdefender Inc. and Bitdefender S.R.L. (“Bitdefender”) in the United States District Court for the Northern District of California on August 16, 2017, asserting that Bitdefender is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,930,299, 8,141,154, and 8,677,494, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Total Security, Family Pack, Internet Security, Antivirus Plus, Security for XP and Vista, Antivirus for Mac, Mobile Security, GravityZone Enterprise Security, GravityZone Elite Security, GravityZone Advanced Business Security, GravityZone Business Security, Hypervisor Introspection, Security for AWS, Cloud Security for MSP, GravityZone for xSP, and BOX. Finjan seeks entry of a judgment that Bitdefender has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge. On December 13, 2017, Finjan filed a Motion to Strike Bitdefender’s Answer, Counterclaims, and Affirmative Defenses, to which a hearing was scheduled for March 8, 2018. On April 17, 2018, the Court granted in part and denied in part Finjan’s motion to strike affirmative defenses. Specifically, the Court granted Finjan’s motion to strike defenses of prosecution laches, waiver, estoppel, unclean hands, and denied the motion to strike the affirmative defenses of inequitable conduct and prosecution history estoppel. The Court gave Bitdefender leave to amend its Answer by May 8, 2018. On February 5, 2018, Bitdefender filed a Motion to Stay, which it withdrew by stipulation with Finjan on May 8, 2018. On April 5, 2018, the parties filed a Joint Claim Construction statement. A claim construction hearing is scheduled for June 6, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Juniper Networks, Inc., Case No. 4:17-cv-05659 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Juniper Networks, Inc. (“Juniper”) in the United States District Court for the Northern District of California on September 29, 2017, asserting that Juniper is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,647,633, 7,613,926, 8,141,154, 8,677,494, 7,975,305, and 8,225,408, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, SRX Gateways, SRX Gateways using Sky ATP, and Contrail. Finjan seeks entry of a judgment that Juniper has infringed and is infringing the asserted patents, has and is inducing infringement, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable William H. Alsup, United States District Judge. On February 23, 2018, the Court set the following dates: (1) on June 7, 2018, the parties are to file early motions for summary judgment for the one asserted claim each have selected as its compelling case for noninfringement or invalidity, with oppositions due by June 28, 2018, and replies due by July 12, 2018, and a hearing for the summary judgment motions will be held on July 26, 2018; (2) the last day for dispositive motions (other than the early motions for summary judgment) is April 11, 2019; (3) a pretrial conference on June 5, 2019; and (4) jury trial on July 8, 2019. On February 28, 2018, Juniper filed its answer and counterclaims against Finjan. On March 21, 2018, Finjan filed its answer to Juniper’s counterclaim. On April 19, 2018, Finjan filed a motion for leave to amend its complaint and motion to shorten time, and on April 23, 2018, Juniper filed its opposition to Finjan’s motion to shorten time. On April 24, 2018, the Court granted in part and denied in part Finjan’s motion to shorten time. Juniper is to file its opposition to Finjan’s motion for leave to amend the complaint on May 1, 2018, and Finjan is to file its reply on May 4, 2018. A hearing for the motion for leave to amend is May 9, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ZScaler, Inc., Case No. 3:17-cv-06946 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against ZScaler, Inc. (“ZScaler”) in the United States District Court for the Northern District of California on December 5, 2017, asserting that ZScaler is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780 (the “’780 Patent”), 7,647,633 (the “’633 Patent”), 8,677,494 (the “’494 Patent”), 7,975,305 (the “’305 Patent”), through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, ZScaler’s Internet Access Bundles (including Professional, Business, and Transformation), Private Access Bundle (including Professional Business, and Enterprise), ZScaler Enforcement Node (“ZEN”), Secure Web Gateway, Cloud Firewall, Cloud Sandbox, and Cloud Architecture products and services. Finjan seeks entry of a judgment that ZScaler has and continues to infringe the asserted patents, has and continues to induce infringement, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty, enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Jon S. Tigar, United States District Judge. On April 2, 2018, Finjan filed an answer to ZScaler’s counterclaim. The Court set a claim construction tutorial for November 27, 2018, and a claim construction hearing for December 11, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Trustwave Holdings, Inc., C.A. No. 18C-04-006 WCC-CCLD (Del. Super. Ct.)

Finjan filed a breach of contract lawsuit against Trustwave Holdings, Inc. (“Trustwave”) in the Superior Court of Delaware on April 4, 2018, asserting that Trustwave breached a patent licensing agreement with Finjan by failing to pay owed royalties, failing to comply with audit procedures as provided by that licensing agreement, and for failing to pay for that audit.  Finjan seeks entry of a judgment that Trustwave be ordered to pay damages due to the breach of the agreement and the cost of the audit, including interest, and that Finjan be awarded attorneys’ fees.  This matter is assigned to the Honorable William C. Carpenter, Jr., Judge in the Superior Court of Delaware.  A schedule has not yet been set in the case. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

U.S. Patent No. 7,930,299 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 13, 14-18, 20 of U.S. Patent No. 7,930,299 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,811. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. A non-final Office Action was received and a response was filed on January 30, 2018. On April 4, 2018, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate confirming the patentability of all claims. The Certificate was issued on April 30, 2018.

U.S. Patent No. 8,015,182 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 8-11, 13 of U.S. Patent No. 8,015,182 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,812. The request for reexamination was granted on October 17, 2016. On December 19, 2016, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. A non-final Office Action rejecting claims 8-11 and 13 was issued on April 13, 2017. An Examiner Interview was conducted on May 23, 2017 and a response to the non-final Office Action was filed on June 13, 2017. A final Office Action was mailed November 9, 2017 and a response was filed January 8, 2018. An Advisory Action was mailed February 8, 2018 and a Notice of Appeal was filed February 12, 2018. An Appeal Brief was filed on April 12, 2018. We now await the Examiner’s Answer. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,756,996 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 1-7 of U.S. Patent No. 7,756,996 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,813. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. A non-final Office Action was mailed February 1, 2018 and a response was filed on April 1, 2018. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

Inter Partes Reexamination Proceedings

As defined by the USPTO, an Inter Partes Reexamination is a “proceeding in which any person who is not the patent owner and is not otherwise estopped may request examination of a U.S. Patent issued from an original application filed on or after November 29, 1999, based on one or more prior patents or printed publications. Both patent owner and third-party requester have participation rights throughout the proceeding, including appeal rights.” Effective September 16, 2012, the American Invents Act (“AIA”) replaced Inter Partes Reexaminations with proceedings referred to as post-grant review and Inter Partes Review (“IPR”). Post-

grant proceedings are generally available immediately after patent issuance.  For patents filed under the pre-AIA first to invent rules (i.e., applications filed prior to March 16, 2013, IPRs can be initiated immediately following issuance of patent.  For patents examined under the AIA first-to-file rules (i.e., applications filed on or after March 16, 2013), IPRs can be initiated after the nine-month window of eligibility for post-grant review.

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

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On July 3, 2015, April 19, 2016, and May 26, 2016, Symantec Corporation filed three (3) separate petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547; IPR2016-00919; IPR2016-01071) and moved to join the petition for IPR filed by Palo Alto Networks with respect to the ‘154 Patent (IPR2016-00151).  Finjan filed a POPR to the petition in IPR2015-01547 on October 19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings in IPR2015-01547 on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing with respect to IPR2015-01547, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing. With respect to IPR2016-00919 and IPR2016-01071 on the ‘154 Patent, the PTAB granted Symantec’s motions for joinder on September 8, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of the instituted claims in both IPR2016-00919 and IPR2016-01071. Palo Alto Networks and Symantec Corp. filed Notice of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case No. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Network and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 7, 2018, Symantec filed a motion to withdraw from appeal numbers 2017-2314, 2017-2315. On March 13, 2018, the Federal Circuit granted Symantec’s motion to withdraw. Oral argument is set for June 6, 2018.

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 10, 2015, Symantec filed a petition for inter partes review of the ’494 Patent (IPR2015-01892). Finjan filed a POPR to the petition on December 28, 2015. On March 18, 2016, the PTAB granted Symantec’s petition to institute the IPR proceeding on claims 1, 2, 5, 6, 10, 11, 14, and 15 of the ’494 Patent. On April 1, 2016, Finjan filed a request for rehearing. The PTAB denied the request for rehearing on May 23, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 of the ’494 Patent. Symantec filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 16, 2017, and on May 18, 2017, Finjan filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Case No. 17-2034 and 2017-2047). Symantec and Blue Coat filed its Opening Appellant Brief on August 25, 2017. The Federal Circuit consolidated Case No. 17-2543 filed by Palo Alto Networks and Blue Coat Systems with Case No. 17-2034. Palo Alto Networks’ and Blue Coat Systems’ Opening Appellant Brief filed its Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a motion to withdraw from appeal numbers 2017-2543, 2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s motion to withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its reply brief on April 18, 2018. The Patent Office’s reply brief is to be filed on May 22, 2018, and Finjan’s reply brief is due June 5, 2018.

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 and a Motion for Joinder to Symantec’s Petition for IPR of the ‘154 Patent (IPR2015-01547). (IPR2015-01979; IPR2016-00151). Finjan filed a POPR to the first petition in IPR2015-01979 on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. On April 5, 2016, Finjan filed a partial request for rehearing, and on April 19, 2016, the PTAB denied Finjan’s partial request for rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151 on the ‘154 Patent, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a partial request for rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00151. The parties had an oral hearing for IPR2016-00151 on January 24, 2017 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. The parties had an oral hearing for IPR2015-01979 on December 15, 2016 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. On April 14, 2017, Palo Alto Networks filed a request for rehearing. On May 19, 2017, the PTAB denied Palo Alto Networks’ request for rehearing. Palo Alto Networks and Symantec Corp. filed Notice of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case No. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Network and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 8, 2018, Symantec filed a motion to withdraw from appeal numbers 2017-2314, 2315. On March 13, 2018, the Federal Circuit granted Symantec’s motion to withdraw. Oral argument is set for June 6, 2018.

U.S. Patent No. 7,647,633 (the “’633 Patent”)
On September 30, 2015, Palo Alto Networks, Inc. filed a petition for IPR of U.S. Patent No. 7,647,633 (IPR2015-01974). Finjan filed a POPR to the petition on January 7, 2016. On March 29, 2016, the PTAB granted institution of IPR proceedings with respect to claims 14 and 19 of the ‘633 Patent and denied institution with respect to all other challenged claims. On April 12, 2016, Palo Alto Networks filed a request for rehearing. On May 18, 2016, the PTAB denied Palo Alto Networks’ Request for Rehearing. On June 1, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-01974. The parties had an oral hearing on January 5, 2017, and on March 16, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims.

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

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed POPRs to the petitions on January 6, 2016, and February 17, 2016, respectively. On March 29, 2016, the PTAB granted institution of the IPR proceedings in IPR2015-02001 and IPR2016-00157 and consolidated the two IPR proceedings. On April 12, 2016, Finjan filed requests for rehearing. On May 16, 2016, the PTAB denied Finjan’s Requests for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-02001 and IPR 2016-00157. The parties had an oral hearing on January 5, 2017, and on March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 22, 2017 (Case No. 17-2059). Palo Alto Networks and Blue Coat filed their Opening Appellant Brief on September 15, 2017. Finjan filed its Response Brief on November 27, 2017, and Palo Alto Networks and Blue Coat filed their Reply Brief on January 11, 2018. On March 7, 2018, Blue Coat filed a motion to withdraw from the appeal. On March 13, 2018, the Federal Circuit granted Blue Coat’s motion to withdraw. Oral argument is set for June 6, 2018.

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

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00159. The parties had an oral hearing on February 16, 2017. On April 11, 2017, the PTAB issued a final written decision stating that claims 3 - 5 and 10 - 15 have not been shown to be unpatentable, and claims 1, 2, and 6 have been shown to be unpatentable. Finjan filed a request for rehearing on May 11, 2017, and on July 17, 2017, the PTAB denied Finjan's request. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal for IPR2016-00159 and IPR2016-01174 to the United States Court of Appeals for the Federal Circuit on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case No. 17-2543). The Federal Circuit consolidated the appeal with Case No. 17-2034. Palo Alto Networks’ and Blue Coat Systems’ Opening Appellant Brief filed its Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a motion to withdraw from appeal numbers 2017-2543, 2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s motion to withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its reply brief on April 18, 2018. The Patent Office’s reply brief is to be filed on May 22, 2018, and Finjan’s reply brief is due June 5, 2018.

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

U.S. Patent No. 8,225,408 (the “’408 Patent”)On April 27, 2016, Blue Coat Systems, Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2016-00955; IPR2016-00956), and Motion for Joinder to Palo Alto Networks, Inc.’s Petitions for IPR of the ‘408 Patent (IPR2015-02001 and IPR2016-00157). On August 30, 2016, the PTAB granted Blue Coat Systems, Inc.’s Motions for Joinder. On March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims in IPR2015-02001 and IPR2016-00157. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 22, 2017 (Case No. 17-2059). Palo Alto Networks and Blue Coat filed their Opening Appellant Brief on September 15, 2017. Finjan filed its Response Brief on November 27, 2017, and Palo Alto Networks and Blue Coat filed their Reply Brief on January 11, 2018. On March 7, 2018, Blue Coat filed a motion to withdraw from the appeal. On March 13, 2018, the Federal Circuit granted Blue Coat’s motion to withdraw. Oral argument is set for June 6, 2018.

U.S. Patent No. 8,677,494 (the “494 Patent”)
On April 14, 2016 and on June 10, 2016, Blue Coat Systems, Inc. filed two Petitions for IPR of United States Patent No. 8,677,494 (IPR2016-00890; IPR2016-01174) and a Motion for Joinder to Symantec Corp.’s Petition for IPR of the ‘494 Patent (IPR2015-01892) and Palo Alto Networks, Inc.’s Petition for IPR of the ‘494 Patent (IPR2016-00159). The PTAB granted Blue Coat’s motions for joinder. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 of the ’494 Patent in IPR2015-01892. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal for IPR2016-00159 and IPR2016-01174 to the United States Court of Appeals for the Federal Circuit on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case No. 17-2543). The Federal Circuit consolidated the appeal with Case No. 17-2034. Palo Alto Networks’ and Blue Coat Systems’ Opening Appellant Brief filed its Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a motion to withdraw from appeal numbers 2017-2543, 2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s motion to withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its reply brief on April 18, 2018. The Patent Office’s reply brief is to be filed on May 22, 2018, and Finjan’s reply brief is due June 5, 2018.

U.S. Patent No. 9,189,621 (the “’621 Patent”)
On March 1, 2017, Blue Coat Systems LLC filed a petition for IPR of the ’621 Patent (IPR2017-00995). Finjan filed its POPR on June 22, 2017. On September 5, 2017, the PTAB instituted IPR for claims 1, 4-6, 9, 12-14, 17, 24, 35, 37, and 42. Finjan filed its Patent Owner Response on December 11, 2017. Petitioner’s Reply is due on March 5, 2018. On March 13, 2018, the parties filed a joint motion to terminate and joint notice of agreement. On March 21, 2018, the PTAB granted the joint motion to terminate and terminated the IPR as to all parties.

U.S Patent No. 7,975,305 (the “’305 Patent”)
On July 4, 2017, ESET, LLC and ESET SPOL S.R.O. filed a petition for IPR of the '305 Patent (IPR2017-01738). Finjan filed its POPR on November 3, 2017. On January 31, 2018, the PTAB instituted IPR on claims 1-25 of the ’305 Patent. Finjan’s Patent Owner Response has been temporarily stayed and Petitioner’s Reply is due on July 30, 2018. Oral argument is scheduled for October 24, 2018.

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

U.S. Patent No. 6,154,844 (the “’844 Patent”)
On September 22, 2017, Cisco Systems, Inc. filed a petition for IPR of the ’844 Patent (IPR2017-02154). Finjan filed its POPR on January 6, 2018. On April 3, 2018, the PTAB denied institution of IPR.

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 22, 2017, Cisco Systems, Inc. filed a petition for IPR of the ’494 Patent (IPR2017-02155). Finjan filed its POPR on January 8, 2018. On April 3, 2018, the PTAB denied institution of IPR.

U.S. Patent No. 7,647,633 (the “’633 Patent”)
On December 22, 2017, Cisco Systems, Inc. filed a petition for IPR of the ‘633 Patent (IPR2018-00391). Finjan’s POPR was filed on March 28, 2018.

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

NOTE 9 - INCOME TAX

The tax provision for the three months ended March 31, 2018 is comprised of federal and state income tax for the activity in the period at the statutory rates. The current tax payable differs from the year-to-date tax expense due to carry over attributes, including utilization of its remaining net operating losses of approximately $12.7 million. The computed effective tax rate for the quarter of approximately 28.09% reflects the recently enacted Tax Reform which reduced the federal tax rate to 21%. In addition, the Company no longer has a valuation allowance against its domestic net deferred tax assets as it was released during 2017.

NOTE 10 - SUBSEQUENT EVENTS

On April 9, 2018, the Company announced that Finjan had entered into a Confidential Patent License and Settlement Agreement (the “Finjan License”) with Carbon Black, Inc., a Delaware corporation (“Carbon Black”), on April 6, 2018 (the “Effective Date”), whereby the companies have resolved all pending litigation matters (Case No. 5:18-cv-01760-NC). In addition, Finjan Mobile., a wholly-owned subsidiary of the Company, and Carbon Black entered into a separate Confidential Patent Cross License Agreement (the “Cross License”), which serves to ensure the parties’ freedom to operate under the other’s patent portfolio. The terms of each agreement are confidential.

Under the terms of the Finjan License, Carbon Black agreed to pay Finjan $3.9 million in license fees, as follows: (i) $1.3 million within five (5) business days of the Effective Date of the Finjan License, (ii) $1.3 million on or before September 30, 2018 and (iii) $1.3 million on or before December 31, 2018. The Company received $1.3 million of the $3.9 million license on April 9, 2018. Further, upon acquisition of Carbon Black or acquisitions by Carbon Black, additional one-time license fees will be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition. The Company will recognize $3.9 million as license revenues in the quarter ended June 30, 2018 in accordance with the Company’s revenue recognition policy as described in Note 1.

Item 2.  Management’s discussion and analysis of financial condition and results of operations

The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, about Finjan Holdings, Inc., (the “Company” or “Finjan Holdings”), financial condition and results of operations, including discussions about management’s expectations for the business. These include statements regarding our expectations, intentions, beliefs and projections about our future results, performance, prospects and opportunities. These statements can be identified by the fact that they do not relate strictly to historical or current facts or by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “will be,” “would,” and the negative of these terms and similar expressions, but this is not an exclusive way of identifying such statements. Readers are cautioned that forward-looking statements are not guarantees of future performance. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, the forward-looking statements contained in this report as a result of various risks, uncertainties and other factors. Important factors that could cause our actual results to differ materially from our expectations include, without limitation, our ability to execute our business plan, the outcome of pending or future enforcement actions, our ability to expand our technology portfolio, the enforceability of our patents, the continued use of our technologies in the market, the development of products and services for the consumer and enterprise market, the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months, the development or continuation of a liquid trading market for our securities, regulatory developments and other factors described under Item 1A. “Risk Factors,” as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and any subsequent quarterly or current reports. The following discussion should also be read in conjunction with the audited and unaudited consolidated financial statements and notes thereto, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and any subsequent quarterly or current reports, including this Quarterly Report on Form 10-Q.

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

Operations

We operate our cybersecurity business through our wholly-owned subsidiaries including, Finjan, Finjan Blue, Finjan Mobile and CybeRisk.

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

As of March 31, 2018, we had 10 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

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

Future Growth Strategy

Our mission, for the foreseeable future, is to build a diversified cybersecurity company benefiting from historical investments in technology and patents while expanding into new product and service offerings. We believe our patented technologies continue to hold significant value and we intend to vigorously protect our investment, the value of our existing licensees’ investments, and the value that technology and intellectual property represents for our shareholders. We are pursuing and will continue to pursue our growth through the following strategies:

•
Develop and Expand Existing Patent Portfolio - We have obtained and endeavor to continue to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space. For example, on January 24, 2017, our subsidiary, Finjan Mobile, Inc., was issued a U.S. Patent No. 9,554,279 titled “Authorized Areas of Authentication.”

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

Recent Accounting Pronouncements

See "Note 1 -The Company and summary of significant accounting policies, - Recent accounting pronouncements"

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings Amended and Restated 2014 Incentive Compensation Plan (“Restated 2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance and on June 21, 2017, at our 2017 annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. Restated 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). A total of 626,212 restricted stock units and 2,718,007 options remain outstanding as of March 31, 2018, under the Restated 2014 Plan. We expect that future equity-based awards will continue to be made under the Restated 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

We expect to increase the number of employees and consultants to help execute our strategy in the cybersecurity business and support our public company functions. Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical periods presented in our financial statements.

Results of Operations

Three months ended March 31, 2018 compared with three months ended March 31, 2017

	For Three Months Ended March 31,
	2018	2017	Change
				%
	(In millions, except percentages)
Revenue	$65.0	$24.7	$40.3	163%

Cost of revenues	13.0	3.8	9.2	242%

Gross profit	52.0	20.9	31.1	149%

Gross Margin	80%	85%

Operating expenses:
Research and development	0.5	0.2	0.3	150%
Sales, general and administrative (1)	8.3	4.5	3.8	84%
Total operating expenses	8.8	4.7	4.1	87%
Income from operations	43.2	16.2	27.0	167%

Other income (expense)
Change in fair value of warrant liability	(2.1)	—	(2.1)	100%
Interest expense	(0.4)	—	(0.4)	100%
Income before income taxes	40.7	16.2	24.5	151%

Provision for income taxes	11.5	0.3	11.2	3,733%

Net income	$29.2	$15.9	$13.3	84%

(1) Includes stock based compensation	$0.3	$0.2	$0.1	50%

Revenues for the three months ended March 31, 2018 increased 163% or $40.3 million to $65.0 million compared to $24.7 million for the three months ended March 31, 2017. Revenue is derived from license agreements that we entered into with third-parties following negotiations pursuant to our licensing and enforcement program. Revenue is determined by the timing of these licensing agreements and can vary period to period.

Costs of revenues include legal fees directly associated with our licensing and enforcement program and were $13.0 million for the three months ended March 31, 2018 and $3.8 million for the same period in 2017. Gross profit as a percentage of revenue was 80% for the three months ended March 31, 2018, versus 85% for the same period in 2017.

Research and development expenses were $0.5 million for the three months ended March 31, 2018, representing an increase of $0.3 million or 150%, as compared to the same period in 2017. Our focus on research and development consisted primarily of professional services associated with our mobile security application products. We continue our efforts in security application products.

Selling, general and administrative expenses (“SG&A”) during the three months ended March 31, 2018 of $8.3 million, an increase of $3.8 million or 84% as compared to $4.5 million for the same periods ended March 31, 2017. SG&A expenses are largely related to litigation and headcount. For the three months ended March 31, 2018 litigation expenses increased by $1.6 million or 102%, to $3.3 million from $1.7 million during the same period in 2017. These costs are primarily due to the timing of various outstanding actions as described in "NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS". Headcount related expenses were $2.9 million for the three months ended March 31, 2018, as compared to $1.6 million during the same period in 2017, an increase of $1.3 million or 82%, primarily due to incentive bonuses earned in the current quarter.

Other expense for three months ended March 31, 2018, of $2.1 million was a result of re-valuation of the warrant liability for the Warrant entered into during the second quarter of 2017.

The provision for income taxes of $11.5 million and $0.3 million is tied to the net income recognized during the three months ended March 31, 2018 and 2017, respectively.

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

In addition:

•
On November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $2.2 million of the commitment remains unfunded as of March 31, 2018. The fund can make a call on our remaining $2.2 million commitment at any time.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

•
On April 21, 2017, we entered into a $3.9 million agreement with Avira, Inc., to provide services to support our VPN Platform effective July 1, 2017, payable over 3 years in quarterly payments of $0.3 million. As of March 31, 2018, the Company has a $2.9 million contractual obligation due over the next 9 quarters.

•
We entered into a $8.5 million Patent Assignment and Support Agreement with IBM effective August 24, 2017. As of September 30, 2017, the Company has a $6.5 million contractual obligation due over the next 4 years, with final payment August 24, 2021.

We lease our corporate headquarters office in East Palo Alto, California and offices in New York, New York and Tel Aviv, Israel. Under the terms of the three leases, we owe minimum lease obligations of $0.3 million over the remaining life of the leases, which expire during 2018. We are currently negotiating a definitive agreement for the renewal of the lease in East Palo Alto, California. We expect lease costs to increase to reflect current market conditions. During 2015, we entered into sublease for the New York office for essentially the remaining duration of the lease. As of March 31, 2018, the total future minimum lease payments to be received under the New York sublease was $0.1 million.

As of March 31, 2018, we have licensing agreements with installment payments totaling $2.5 million through March 2019. Revenue will be recognized in accordance with our revenue recognition policy (See "NOTE 1 - The Company and summary of significant accounting policies, - Revenue Recognition")
The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

	March 31, 2018	December 31, 2017
	(in millions)
Cash & cash equivalents	$80.4	$41.2

As of March 31, 2018, we had $80.4 million of cash and cash equivalents, an increase of $39.2 million from $41.2 million at December 31, 2017. This is primarily attributable to $59.7 million provided by operating activities, $19.9 million cash used in financing activities to redeem and retire Series A-1 Preferred shares and $0.6 million used in the additional investment in the JVP fund.

Based on current forecasts, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital for the next 12 months from the date of filing of this quarterly report.

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net cash provided by operating activities	$59.7	$19.9

Net cash provided by (used in) investing activities	$(0.6)	$0.1

Net cash used in financing activities	$(19.9)	$(7.2)

Cash flows from Operating Activities:

Net cash provided by our operating activities of $59.7 million during the three months ended March 31, 2018 is primarily due to net income of $29.2 million, plus $9.0 million for provision for taxes payable, $11.5 million in accounts payable, $0.3 million in depreciation and amortization, $0.3 million of stock-based compensation, $7.3 million change in other operating assets and liabilities and $2.1 million change in warrant liability.

Net cash provided by our operating activities of $19.9 million during the three months ended March 31, 2017 is primarily due to net income of $15.9 million and $3.7 million in changes in our operating assets and liabilities.

Cash used in Investing Activities:

During the three months ended March 31, 2018 cash used in investing activities of $0.6 million was related to the purchase of additional investment in accordance with commitment to the JVP fund, as compared to the cash provided by investing activities of $0.1 million for the same period in 2017.

Cash provided by Financing Activities:

Net cash used in financing activities was $19.9 million during the three months ended March 31, 2018 versus $7.2 million during the three months ended March, 2017, resulting from the redemption and retiring of both Series A-1 and Series A Preferred Stock Financing, respectively.

Significant Developments

On April 9, 2018, the Company announced that Finjan had entered into a Confidential Patent License and Settlement Agreement (the “Finjan License”) with Carbon Black, Inc., a Delaware corporation (“Carbon Black”), on April 6, 2018 (the “Effective Date”), whereby the companies have resolved all pending litigation matters (Case No. 5:18-cv-01760-NC). In addition, Finjan Mobile., a wholly-owned subsidiary of the Company, and Carbon Black entered into a separate Confidential Patent Cross License Agreement (the “Cross License”), which serves to ensure the parties’ freedom to operate under the other’s patent portfolio. The terms of each agreement are confidential.

Under the terms of the Finjan License, Carbon Black agreed to pay Finjan $3.9 million in license fees, as follows: (i) $1.3 million within five (5) business days of the Effective Date of the Finjan License, (ii) $1.3 million on or before September 30, 2018 and (iii) $1.3 million on or before December 31, 2018. The Company received $1.3 million of the $3.9 million license on April 9, 2018. Further, upon acquisition of Carbon Black or acquisitions by Carbon Black, additional one-time license fees will be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of March 31, 2018, totaled $80.4 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Philip Hartstein, and our Chief Financial Officer and Treasurer, Michael D. Noonan, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2018, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
See "NOTE 8 - Litigation, Claims, and Assessments" to our Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Dated:  May 9, 2018

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Noonan
Michael Noonan
Chief Financial Officer and Treasurer (Principal Financial Officer)