Form 10-Q
period 2018-06-30
FINJAN HOLDINGS, INC.
filed 2018-08-02
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of July 25, 2018, 27,244,160 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

 FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$65,014	$41,169
Accounts receivable	5,150	2,606
Prepaid expenses and other current assets	799	765
Total current assets	70,963	44,540

Property and equipment, net	119	140
Investment	3,168	2,618
Intangible assets, net	6,484	7,748
Other long-term assets	2,918	6,201
Total assets	$83,652	$61,247
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,936	$4,646
Accounts payable - related parties	13	112
Accrued expenses	1,896	1,303
Accrued income taxes	5,054	13
Warrant liability	3,495	1,096
Other liabilities, current - other	7	86
Other liabilities, current - patent purchase	1,000	1,000
Total current liabilities	14,401	8,256
Other liabilities, non-current - patent purchase	4,583	5,500
Total liabilities	18,984	13,756
Commitments and contingencies (Note 2)

Redeemable Preferred Stock
Series A-1 Preferred stock - $0.0001 par value, no shares and 153,000 issued and outstanding at June 30, 2018 and December 31, 2017, respectively (Liquidation preference of $19,890 at December 31, 2017)	—	18,965

Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; 153,000 shares designated Series A-1 Redeemable Preferred Stock at December 31, 2017	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 27,172,924 and 27,707,328 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	23,005	22,968
Retained earnings	41,660	5,555
Total stockholders' equity	64,668	28,526
Total liabilities and stockholders' equity	$83,652	$61,247

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$17,300	$2,309	$82,300	$27,056
Cost of revenues	1,601	225	14,601	4,008
Gross profit	15,699	2,084	67,699	23,048
Research and development expense	522	334	984	487
Selling, general and administrative expenses	5,868	4,635	14,175	9,172
Total operating expenses	6,390	4,969	15,159	9,659
Income (loss) from operations	9,309	(2,885)	52,540	13,389
Other income (expense)
Change in fair value of warrant liability	(293)	—	(2,399)	—
Interest expense	(145)	—	(565)	—
Interest income	32	—	68	—
Income (loss) before income taxes	8,903	(2,885)	49,644	13,389
Provision (benefit) for income taxes	1,864	(55)	13,387	269
Net income (loss)	7,039	(2,830)	36,257	13,120

Accretion of preferred stock	—	(3,925)	(925)	(3,925)

Net income (loss) to common stockholders	$7,039	$(6,755)	$35,332	$9,195

Income (loss) from operations per share, basic	$0.34	$(0.12)	$1.90	$0.58
Income (loss) from operations per share, diluted	$0.31	$(0.12)	$1.75	$0.55

Net income (loss) per share, basic	$0.26	$(0.12)	$1.31	$0.57
Net income (loss) per share, diluted	$0.24	$(0.12)	$1.21	$0.54

Net income (loss) per share applicable to common stockholders, basic	$0.26	$(0.29)	$1.28	$0.40
Net income (loss) per share applicable to common stockholders, diluted	$0.24	$(0.29)	$1.18	$0.38

Weighted-average common shares outstanding, basic	27,503,356	23,257,492	27,610,924	23,195,775
Weighted-average common shares outstanding, diluted	29,737,679	23,257,492	30,010,329	24,233,724

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$36,257	$13,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	803	25
Change in fair value of warrant liability	2,399	—
Stock-based compensation	753	419
Changes in operating assets and liabilities:
Accounts receivable	6	1,057
Prepaid expenses and other current assets	(34)	(120)
Other assets - long term	—	(1)
Deferred tax asset, non current	2,605	—
Accrued expenses	593	(1,465)
Accounts payable	(1,710)	1,700
Accounts payable - related parties	(99)	(63)
Other liabilities	486	(15)
Accrued income taxes	5,041	238
Net cash provided by operating activities	47,100	14,895

Cash flows from investing activities:
Purchase of patents	(1,000)	—
Purchase of fund investment	(550)	—
Proceeds from fund investment	—	127
Net cash provided by (used in) investing activities	(1,550)	127

Cash flows from financing activities:
Repurchase of Finjan Holdings shares	(2,024)	—
Proceeds from common share offering, net of issuance costs	—	10,385
Proceeds from sale of series A-1 preferred shares, net of issuance costs	—	14,375
Redemption of preferred shares	(19,890)	(13,777)
Proceeds from exercise of stock options	209	201
Net cash provided (used in) by financing activities	(21,705)	11,184
Net increase in cash and cash equivalents	23,845	26,206
Cash and cash equivalents - beginning	41,169	13,678
Cash and cash equivalents - ending	$65,014	$39,884

Supplemental disclosures of cash flow information:
Cash paid for income tax	$5,700	$—

Supplemental disclosures of cash flow information, non cash:
Accretion of series A preferred stock to redemption value	$—	$291
Accretion of series A-1 preferred stock to redemption value	925	3,634
Series A-1 warrant liability	—	3,313
Changes in accounts receivable, adoption of ASC-606 (see NOTE 1)	2,550	—
Changes in deferred tax, adoption of ASC-606 (see NOTE 1)	678	—

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation, and its wholly owned subsidiaries, Finjan, Finjan Blue, Finjan Mobile and CybeRisk operates a cybersecurity business focused in four business lines: intellectual property licensing and enforcement, mobile security application development, advisory services and investing in cybersecurity technologies and intellectual property. Revenues and operations from the Company’s Finjan Mobile security business and the Company’s CybeRisk advisory services were immaterial to the condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017. Licensing and enforcement of the Company's cybersecurity patent portfolio is operated, through its wholly-owned subsidiary Finjan, Inc. The Company’s common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the year ending December 31, 2018, or any other interim or future periods.

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

REVENUE RECOGNITION

Under ASC-605, revenue was recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

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

The Company adopted guidance ASC-606 effective January 1, 2018. For further details, see "Recently adopted accounting pronouncements" below.

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all of its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of June 30, 2018, and December 31, 2017, substantially all of the Company’s cash and cash equivalents are uninsured.

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

The principal assumptions used in applying the model were as follows:

Assumptions:	For Three and Six Months Ended June 30, 2018
Risk-free interest rate	2.3% - 2.5%
Expected life	2.2 - 2.5 Years
Expected volatility	65% - 70%
Dividends	0.0%

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Numerator:
Net income (loss) to common stockholders	$7,039	$(6,755)	$35,332	$9,195

Denominator:
Weighted-average common shares, basic	27,503,356	23,257,492	27,610,924	23,195,775
Weighted-average common shares, diluted*	29,737,679	23,257,492	30,010,329	24,233,724
Net income (loss) per common share:
Basic:	$0.26	$(0.29)	$1.28	$0.40
Diluted:	$0.24	$(0.29)	$1.18	$0.38

* The diluted earnings per common share included 613,712 unvested RSU's and the weighted average effect of 1,620,611 stock options that are potentially dilutive to earnings per share for the three months ended June 30, 2018; 613,712 unvested RSU's and the weighted average effect of 1,785,693 stock options for the six months ended June 30, 2018. For the six months ended June 30, 2017 the diluted earnings per common share included the effect of 317,311 unvested RSU's and the weighted average effect of 720,637 stock options that were potentially dilutive to earnings per share. For the three months ended June 30, 2017, the securities would be anti-dilutive and were excluded.

Potentially dilutive common shares from employee equity plans are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive and consist of the following:

	June 30,
	2018	2017
Stock options	2,590,920	1,652,347
Restricted stock units	613,712	317,311
Warrants	2,355,506	2,309,136
Total	5,560,138	4,278,794

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. The Company elected to adopt ASC-606 under Modified Retrospective approach.  Under the Modified Retrospective approach, only contracts with customers for which there were remaining unsatisfied performance obligations (open contracts) at the beginning of initial year of adoption must be restated to apply retrospectively the guidance under ASC-606.  Any resulting impact for such contracts prior to the beginning of the initial year of adoption are made as an adjustment to opening retained earnings for such year.

On January 1, 2018, the Company adopted ASC-606 using the modified retrospective method. This method required retrospective application of the new accounting standard to those contracts which were not completed as of January 1, 2018. Results for the reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

In accordance with the new revenue recognition standards, the impact of adoption of ASC-606 to our condensed consolidated statement of operations and balance sheet for the period ended June 30, 2018 was as follows (in thousands):

Income Statement	Three Months ended June 30, 2018			Six Months ended June 30, 2018
	As reported	Balance without adoption - ASC-606	Effect of change	As reported	Balance without adoption - ASC-606	Effect of change

Revenue	$17,300	$14,700	$2,600	$82,300	$79,700	$2,600

Provision for income tax	1,864	1,136	$728	13,387	12,659	728

Net Income	15,436	13,564	1,872	68,913	67,041	1,872

	June 30, 2018
Balance Sheet	As reported	Balance without ASC-606	Effect of change
Current Assets
Accounts receivable	$5,150	$—	$(5,150)
Other long-term assets (1)	$678	$—	$(678)

Liabilities and Stockholders' Equity
Accrued income tax	5,054	4,326	728
Retained earnings	41,660	36,560	5,100
(1) Deferred tax assets related to the adoption of ASC-606

The Company also adopted the following standards in the first half of 2018, none of which had a material impact on the Company's condensed consolidated financial statements:

Standard	Description	Effective date
2016-09	Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	January 1, 2018
2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	January 1, 2018
2018-07	Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting	June 1, 2018

Recently issued accounting pronouncements not yet adopted

In February 2016, FASB issued ASU No. 2016-02 “Leases” that requires a lessee to recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018 FASB issued ASU No. 2018-10 July 2018 Codification Improvements to Topic 842, Leases, 16 minor amendments to ASU No. 2016-02 clarifying rules and correcting application of guidance that the board had not intended when it created the standard. These amendments include issues brought to FASB's attention by stakeholders who were seeking help with implementation. These amendments affect narrow aspects of the guidance issued in the lease accounting standard and these clarifications are not expected to significantly affect current accounting practice or create significant implementation costs for most entities. The Company is currently evaluating the effect of the standard on its condensed consolidated financial statements and related disclosures.

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

NOTE 2 - INTANGIBLE ASSETS

The Company and Finjan Blue entered into a Patent Assignment and Support Agreement (the “Patent Assignment Agreement”) with IBM effective as of August 24, 2017 (see "Note 3 - Commitments and Contingencies", "Finjan Blue"). In accordance with ASC 350-30-35-2 through 35-4, Intangibles-Goodwill and Other, the Company determined that the useful life of the patents acquired under the Patent Assignment and Support Agreement should be amortized over the four-year term of the agreement.

On May 15, 2018, Finjan Blue, entered into a second Patent Assignment and Support Agreement (the “May 2018 Patent Assignment Agreement”) with IBM. Pursuant to the May 2018 Patent Assignment Agreement, Finjan Blue acquired 56 select issued and pending IBM patents in the security sector. The terms of the May 2018 Patent Assignment Agreement are confidential. In accordance with ASC 350-30-35-2 through 35-4, Intangibles-Goodwill and Other, the Company determined that the useful life of the patents acquired under the May 2018 Patent Assignment Agreement should be amortized over five years as the covenants between the parties are effective for that period.
The components of these intangible assets are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Patents	$26,070	$26,552
Less accumulated amortization	(19,586)	(18,804)
	$6,484	$7,748

Amortization expense for the three and six months ended June 30, 2018 was $0.5 million and $0.8 million, respectively, net of present value adjustment.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company’s aggregate future minimum payments under its operating lease commitments as of June 30, 2018 is $140,000.

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $7,000 and $36,000 as of June 30, 2018 and December 31, 2017, respectively, and is included in non current liabilities on the condensed consolidated balance sheets.

Rent expense was $145,000 and $286,000 for the three months and six months ended June 30, 2018, respectively, and $181,000 and $375,000 for the three and six months ended June 30, 2017, respectively.

Rental income was $42,000 and $84,000 for the three and six months ended June 30, 2018, respectively, and $89,000 and $177,000 for the the three and six months ended June 30, 2017, respectively.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under the sublease agreement as of June 30, 2018 is $40,000.

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

Following a cash call on February 23, 2018 of $0.5 million, the Company has a $2.2 million outstanding capital commitment to the venture capital fund as of June 30, 2018, which can be called any time.

Contractual Commitments

Finjan Mobile

On April 21, 2017, the Company and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will utilize the VPN Platform as part of its VitalSecurity™ suite of product offerings. Avira also granted Finjan Mobile related license rights in connection with the Distribution Agreement and starting July 1, 2017, Finjan Mobile began paying Avira $3.9 million in fees under the Distribution Agreement, payable in 12 quarterly installments of $325,000 over the subsequent 3 years. The Company has analyzed the terms of the agreement and has accounted for the transaction as a service agreement, to be expensed over the service period. As of June 30, 2018, the Company has a $2.6 million contractual obligation due over the next 8 quarters.

Finjan Blue

As described in Note 2, the Company and Finjan Blue entered into a Patent Assignment Agreement with IBM effective as of August 24, 2017. Pursuant to the Patent Assignment Agreement, Finjan Blue acquired 41 select issued and pending IBM Security Patents in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years.

The IBM Security Patents have been recorded at their present value of $7.0 million in the first quarter of 2018, recognizing a present value adjustment of $1.4 million. Accretion related to the present value and amortization expense is recognized over the expected useful life. During the three months ended June 30, 2018 accretion and amortization expense was $0.1 and $0.6 million, respectively, and for the six months ended June 30, 2018, accretion and amortization expense was $0.5 million and $0.8 million, respectively. IBM will support Finjan Blue in its development and licensing of the IBM Security Patents and provide assistance for such efforts as needed for the term of the Agreement and Finjan Blue will reimburse IBM for reasonable time and out of pocket costs for such assistance, however IBM will not receive further proceeds from such efforts. IBM does have reservation of rights with respect to the IBM Security Patents for its current licensees and open source initiatives.

NOTE 4 - ACCRUED EXPENSES & WARRANT LIABILTY

Accrued Expenses

The components of accrued expenses are as below:

	June 30, 2018	December 31, 2017
	(in thousands)
Legal - Litigation / Licensing	$1,060	$—
Compensation	823	1,233
Other	13	70
	$1,896	$1,303
Warrant Liability

A summary of the Company's Level 3 derivative liabilities for the six months ended June 30, 2018 is as follows (in thousands):

Balance, December 31, 2017	$1,096
Fair value change of derivative liabilities	2,399
Balance, June 30, 2018	$3,495

NOTE 5 - LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On June 29, 2018, the Company including its wholly-owned subsidiaries, entered into a Confidential Patent License Agreement (the “June License Agreement”) with Trend Micro Incorporated (K.K.), a Japanese corporation (“Trend Micro Japan”) and Trend Micro, Inc., a California corporation (“Trend Micro U.S. and collectively with Trend Micro Japan, the “Trend Micro Parties”). The June License Agreement provides that the Trend Micro Parties will obtain a license to, among others, the Finjan patents and pay the Finjan parties $13.4 million in cash which Finjan received June 29, 2018. Further, upon acquisition by the Trend Micro Parties of certain entities, the Trend Micro Parties will pay additional license fees to Finjan, unless otherwise mutually agreed to by the Company and the Trend Micro Parties. Further, the June License Agreement has additional provisions relating to certain unlicensed products of any company that acquires a Trend Micro Party, in which case additional license fees may apply. The parties also entered into related agreements with respect to their respective patents, including the transfer of 18 select issued security-related patent assets from the Trend Micro Parties to the Finjan Parties. In accordance with ASC-845-10-30, the Company determined that the acquired assets are non-monetary with no defined future benefit, resulting in conclusion that they are not assets. The remaining terms of the June License Agreement are confidential.

On April 6, 2018, the Company and its wholly-owned subsidiary Finjan, entered into a Confidential Patent License and Settlement Agreement (the “Finjan License”) with Carbon Black, Inc., a Delaware corporation (“Carbon Black”), whereby the companies have resolved all pending litigation matters (Case No. 5:18-cv-01760-NC). In addition, Finjan Mobile, a wholly-owned subsidiary of the Company and Carbon Black have entered into a separate Confidential Patent Cross License Agreement (the “Cross License”), which serves to ensure the parties’ freedom to operate under the other’s patent portfolio. The terms of each agreement are confidential. Under the terms of the Finjan License, Carbon Black agreed to pay Finjan $3.9 million in license fees, as follows: (i) $1.3 million within five (5) business days of the Effective Date of the Finjan License, which was received on April 9, 2018, (ii) $1.3 million on or before September 30, 2018 and (iii) $1.3 million on or before December 31, 2018. The Company recognized $3.9 million as revenues as of June 30, 2018, in accordance with the Company’s revenue recognition policy as described in Note 1. Further, upon acquisition of Carbon Black or acquisitions by Carbon Black, additional one-time license fees will be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition.

On February 28, 2018, Finjan Holdings, Inc. and its subsidiaries, including its wholly-owned subsidiary, Finjan (collectively, the “Finjan Parties”), entered into a Confidential Patent License and Settlement Agreement (the “Symantec License and Settlement Agreement”) with Symantec and its subsidiary, Blue Coat Systems, LLC (collectively, the “Symantec Parties”). Pursuant to the Symantec License and Settlement Agreement, the parties resolved and settled all claims between them.  As part of the settlement, the Symantec Parties obtained a license to, among others, the Finjan patents and agreed to pay the Finjan Parties $65.0 million in cash within twenty (20) days of the Effective Date of the Symantec License and Settlement Agreement, which Finjan received on March 19, 2018. The Company recognized $65.0 million as revenues as of March 31, 2018, in accordance with the Company’s revenue recognition policy as described in Note 1. Further, if Symantec acquires certain entities within four years from the Effective

Date, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by the Company and Symantec. The remaining terms of the Symantec License and Settlement Agreement are confidential.

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

On March 30, 2017, Finjan entered into a Confidential Master Agreement (the “Sophos Agreement”) with Sophos Group plc, a public limited company organized and existing under the laws of England and Wales, Sophos Limited, a corporation organized and existing under the laws of England and Wales (“Sophos Limited”), and Sophos Inc. (“Sophos Inc.”), a Massachusetts corporation (collectively, “Sophos”). Pursuant to the Sophos Agreement, Finjan and Sophos Inc. agreed to dismiss the suit Finjan, Inc. v. Sophos, Inc. before the United States District Court of the Northern District of California (case no. 3:14cv1197-WHO) with prejudice. The Sophos Agreement also provides for full releases by the parties and covenants not to sue. Under the terms of the Sophos Agreement, on March 30, 2017, Sophos will obtain a fully paid up license to the Finjan patent portfolio and pay a license fee of $15.0 million in cash, which Finjan received on March 31, 2017. The Company recognized $15.0 million as revenues as of March 31, 2017, in accordance with the Company’s revenue recognition policy as described in Note 1. Finally, in connection with the Sophos Agreement, on March 30, 2017, Finjan Mobile entered into a Confidential Patent Cross License Agreement (the “Finjan Mobile Cross License Agreement”) with Sophos Limited. Pursuant to the terms of the Finjan Mobile Cross License Agreement, the parties granted patent cross licenses in the Field of Use and Sophos Limited will pay Finjan Mobile $2.5 million cash, of which $1.25 million was recognized as revenues as of December 31, 2017 in accordance with the Company's revenue recognition policy as described in Note 1, payment was received on March 30, 2018. The final payment of $1.25 million is due on or before March 31, 2019 and is included in accumulated adjustments on January 1, 2018, as further described in Note 1, recently adopted accounting pronouncements.

NOTE 6 - STOCKHOLDERS' EQUITY

Stock Repurchase Program

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. The repurchases under the share repurchase program were made in the open market or in privately negotiated transactions and were funded from the Company’s working capital. All shares of common stock repurchased under the Company’s share repurchase program were retired and restored to authorized but unissued shares of common stock at June 30, 2018. The Company repurchased 686,492 shares of its common stock under the share repurchase program, for an aggregate purchase price of approximately $2.0 million, or a weighted average cost of $2.93 per share. In accordance with ASC 505-30-30-8, we charged  the excess over the par value entirely to retained earnings in recognition of the fact that a corporation can capitalize or allocate retained earnings for such purposes. As of June 30, 2018, the Company had a remaining authorization of $8.0 million for future share repurchases.

Preferred Stock

Series A-1

During the quarter ended ended March 31, 2018, the Company retired all shares of the Series A-1 Preferred stock, $19.9 million or 153,000 shares; $15.3 million reduced the original recorded value of the Series A-1 Preferred stock and $4.6 million reduced the accreted value.

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

On issuance of the Series A-1 Preferred stock, the Company agreed to issue to Soryn HLDR Vehicle II LLC, a Delaware limited liability company, a fully vested common stock warrant (the “Warrant”), to initially purchase 2,000,000 shares of common stock, $0.0001 par value per share of the Company at an exercise price of $3.18 per share, which increased to 2,355,506 shares in accordance with its terms. The Warrant has a term of three years. Upon the closing of the sale and issuance of the Series A-1 Preferred Stock on June 19, 2017, the Warrant was issuable for 2,000,000 shares, increased by an additional 309,136 shares on June 30, 2017 and an additional 46,370 shares on July 25, 2017. The Warrant has the rights to acquire a variable amount of common stock at a fixed price for the first 15 months. Under ASC 815-40-15-8A, the Warrant is not considered indexed to the Company’s stock, and thus it has a derivative feature and has been classified as a liability. The Company has valued the Warrant at inception using a Monte Carlo valuation model, recording a $3.3 million Warrant liability at inception. The Warrant was revalued at December 31, 2017 to $1.1 million, revalued at March 31, 2018 increasing the Warrant liability by $2.1 million to $3.2 million, and revalued at June 30, 2018 increasing the Warrant liability by $0.3 million to $3.5 million. The change in fair value of the warrant is recorded in Other Income. As of June 30, 2018 the aggregate intrinsic value of the Warrant was $0.5 million, with a weighted average contracted term of 2.0 years.

NOTE 7 – STOCK BASED COMPENSATION

Stock-based compensation to employees and non-employees is recognized as expense in the condensed consolidated statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using Black-Scholes option pricing model for stock options and fair value for RSUs), and is recognized as an expense over the requisite service period (generally the vesting of the equity awards). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including future employee stock option exercise behavior and requisite service periods.

On June 21, 2017, at the annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval, which represented an additional 1,385,366 shares as of January 1, 2018 (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). As of June 30, 2018, the Company has 1,558,142 shares available for issuance under the 2014 Plan.

During the three and six months ended June 30, 2018, the Company expensed $435,000 and $753,000, respectively, and $211,000 and $419,000 for the three and six months ended June 30, 2017, of stock-based compensation in the condensed consolidated statements of operations. All stock-based compensation expenses were related to selling, general and administration. The aggregate intrinsic value of stock options and RSU's outstanding and exercisable as of June 30, 2018 was $6.0 million.

During the six months ended June 30, 2018 and 2017, the Company granted options to purchase 376,667 and 165,000 shares of common stock, respectively. The Company granted 200,000 RSUs of common stock, during the six months ended June 30, 2018 and 2017.

During the three months ended June 30, 2018, 127,087 stock options were exercised and the Company recognized proceeds of $0.2 million.

Number of Options Outstanding and Exercisable		Number of RSUs Outstanding

Outstanding 2013 & 2014 Plans – December 31, 2017	2,341,340	Non vested - December 31, 2017	438,712
Options granted	376,667	Shares granted	200,000
Options exercised	(127,087)	Shares vested	(25,000)
Options forfeited	—	Shares forfeited	—
Options expired	—	Shares expired	—
Outstanding – June 30, 2018	2,590,920	Non Vested & Outstanding - June 30, 2018	613,712
Exercisable – June 30, 2018	1,311,233

As of June 30, 2018, total compensation cost not yet recognized related to unvested stock options was approximately $3.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Options granted during the six months ended June 30, 2018 had a weighted average exercise price of $2.41 per share, and a weighted average contractual term of 9.5 years.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Six Months Ended June 30, 2018	Three and Six Months Ended June 30, 2017
Volatility	104.99%	139% - 142%
Expected term (in years)	6	6
Risk-free rate	2.24%	1.26% - 1.82%
Expected dividend yield	—	—
Weighted-average grant date fair value per option	$2.24	$1.15 - 2.08

The risk-free interest rate is based on the U.S. Treasury rates with maturities similar to the expected term of the option. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate and was based on historical volatility of comparative companies that are similar to the Company. During the six months ended June 30, 2018, the Company updated its volatility assumptions to reflect the increased trading history in the Company’s stock. The expected term was estimated using the simplified method. The simplified method calculates the expected term as the average of the time to vesting and the contractual life of the option. The dividend yield is 0% as the Company has never declared or paid any cash dividends and does not anticipate paying dividends in the future.

NOTE 8 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 and $76,000 in legal fees to the firm for the three and six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, the Company had balances due to this firm of $13,000 and $113,000 respectively.

NOTE 9 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., Case No. 13-cv-03133SBA, (N.D. Cal)

Finjan filed a patent infringement lawsuit against FireEye, Inc. (“FireEye”) in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye, Inc. was directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,058,822, 7,647,633, 7,975,305, 8,079,086, 8,225,408, and 6,154,844, through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat  Intelligence, and the FireEye Central Management System. On January 12, 2018, the parties stipulated that all claims in the case be dismissed with prejudice pursuant to a confidential patent license and settlement agreement executed December 29, 2017.

Finjan, Inc. v. Blue Coat Systems, Inc., Case No. 13-cv-03999-BLF (N.D. Cal.) ("Blue Coat I")

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., (“Blue Coat”) in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731, and 7,647,333. The principal parties in this proceeding were Finjan and Blue Coat. This action was before the Honorable Judge Beth Labson Freeman. Trial commenced July 20, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable.  Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents. The jury also awarded Finjan approximately $39.5 million in damages as reasonable royalties for Blue Coat's infringement. Which such finding was appealed by Blue Coat to the Court of Appeals for the Federal Circuit ("Federal Circuit"). On March 5, 2018, the Court ordered, pursuant to stipulation between the parties following entry into a confidential patent license and settlement agreement, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Blue Coat Systems LLC, Case No. 5:15-cv-03295-BLF (N.D. Cal.)

Finjan filed a second patent infringement lawsuit against Blue Coat Systems LLC (“Blue Coat”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat was directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, and 8,566,580 (collectively, the “asserted patents”), through the manufacture, use, importation, sale, and/or offer for sale of its products and services. A trial was held on October 31, 2017, that resulted in a partial verdict, followed by a retrial on certain issues from the first trial (“Retrial I”) on January 8, 2018, which the Court declared a mistrial upon the Federal Circuit’s issuance on January 10, 2018, of its decision related to Blue Coat I. The Court ordered, among other things, a second retrial for February 12, 2018, which it later vacated on February 9, 2018. On March 5, 2018, the Court ordered pursuant to stipulation between the parties following entry into a confidential patent license and settlement agreement, dismissal of all claims with prejudice.

Finjan, Inc. v. Symantec Corporation., Case No. 14-cv-02998-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Symantec Corporation (“Symantec”) in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec was directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, 8,141,154, 6,154,844, 7,613,926 and 8,677,494, through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. On March 5, 2018, the Court ordered, pursuant to stipulation between the parties following entry into a confidential patent license and settlement agreement between the parties dated February 28, 2018, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Palo Alto Networks, Inc., Case No. 3:14-cv-04908 PJH (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. (“Palo Alto Networks”) in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494 (the "Asserted Patents"), through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection.  Palo Alto Networks failed to timely respond to the Complaint and Finjan applied for Entry of Default.  On Palo Alto Networks’ request, Finjan stipulated to an extension of time for Palo Alto Networks to respond. The principal parties in this proceeding are Finjan and Palo Alto Networks. Finjan seeks entry of judgment that Palo Alto Networks has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285.  This action is before the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. Palo Alto Networks filed several petitions for IPR's before the PTAB. The PTAB instituted review of certain patents and denied institution on other challenged patents. In particular, the PTAB instituted and subsequently determined that the challenged claims of U.S. Patent Nos. 9,141,154 and 8,225,408 were not unpatentable; upon which Palo Alto Networks appealed to the Federal Circuit. Oral argument before the Federal Circuit regarding the ‘154 and ‘408 Patents was heard June 6, 2018.

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

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183 (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC (“ESET, LLC”) and ESET SPOL S.R.O. (“ESET SPOL”) (collectively, “ESET”) in the United States District Court for the Northern District of California on July 1, 2016 (Case No. 3:16-cv-03731-JD (N.D. Cal.)), which was transferred to the Southern District of California on January 31, 2017. This action is currently before the Honorable Cathy Ann Bencivengo. Details on procedures prior to February 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Finjan’s opposition was filed on March 13, 2018, and ESET filed its reply on March 20, 2018. On February 26, 2018, a hearing for the Motion for Reconsideration was held, and the Court denied Finjan’s Motion for Reconsideration. On February 26, 2018, the Court issued an Order following a case management conference regarding a second election of asserted claims and prior art and scheduled a status conference on June 14, 2018. On April 4, 2018, Finjan filed supplemental authority regarding ESET’s pending motion to stay. On May 7, 2018, the Court granted ESET’s motion to stay with regard to the ‘305 Patent only. On June 4, 2018, the Court amended the scheduling order such that opening summary judgment briefs are due October 17, 2018, with oppositions due on November 7, 2018, replies due on November 20, 2018, a hearing for the summary judgment motions will be held on November 29, 2018, a final pretrial conference on January 11, 2019, and a jury trial to commence on February 4, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Cisco Systems, Inc., Case No. 17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,647,633, 8,141,154 and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of a judgment that Cisco has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. Details on procedures prior to March 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On April 2, 2018, Finjan filed a motion to strike Cisco’s affirmative defenses of prosecution laches, ensnarement doctrine, and inequitable conduct, to which a hearing is set for August 30, 2018. Finjan filed a reply to its motion to strike on April 23, 2018. On June 7, 2018, the Court held a claim construction tutorial, and on June 15, 2018, the Court held a claim construction hearing. The Court entered its Order Construing Claims in the Asserted Claims on July 23, 2018, adopted nearly all of Finjan's proposed constructions.The Court set a case management conference for August 30, 2018 and a jury trial to commence on June 1, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket Nos. 2 Ni 53/16 (EP). 4c O 33/16 (Düsseldorf District Court and Munich Court)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O. (ESET SPOL"), a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. The infringement hearing was held on October 5, 2017. No decision has been entered to date. On November 24, 2016, ESET filed a nullity action. Finjan responded to the nullity action contesting the nullity action completely and requesting the Court to reject the action and impose the cost of the proceedings to the claimant. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., and Blue Coat Systems GmbH., Docket Nos. 2 Ni 22/17 (EP), 4c O 57/16 (Dusseldorf District Court and Munich Court)

Finjan filed a third patent infringement lawsuit against Blue Coat Systems, Inc., which is its first patent infringement suit against Blue Coat’s subsidiary Blue Coat Systems GmbH, located in Munich Germany in the Dusseldorf District Court of Germany on October 14, 2016.  Finjan asserted that Blue Coat infringed Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent. Blue Coat filed a nullity (invalidity) action in Munich, Germany. On March 2, 2018, the parties entered into a confidential settlement agreement. On March 6, 2018, Blue Coat withdrew their nullity action in Germany.

Finjan, Inc. v. SonicWall, Inc., Case No. 5:17-cv-04467 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against SonicWall, Inc. (“SonicWall”) in the United States District Court for the Northern District of California on August 4, 2017, asserting that SonicWall is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 6,804,780, 7,613,926, 7,647,633, 8,141,154, 8,677,494, 7,975,305, 8,225,408, and 6,965,968, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Appliance Products utilizing Capture ATP and/or Gateway Security Services and Email Security Products utilizing Capture ATP and/or Gateway Security Services. Finjan seeks entry of a judgment that SonicWall has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable

Beth Labson Freeman, United States District Judge.  On October 13, 2017, SonicWall filed a Motion to Dismiss Finjan’s Complaint for Failure to State a Claim for Willful Infringement. On May 16, 2018, the Court denied Defendant’s Motion to Dismiss for Failure to State a Claim for Willful Infringement. On May 30, 2018, SonicWall filed its answer. On June 20, 2018, Finjan filed a motion to strike SonicWall’s affirmative defense of inequitable conduct. Defendant’s opposition was filed on July 5, 2018, and Finjan’s reply was filed on July 12, 2018. Finjan’s motion to strike is scheduled to be heard on December 6, 2018. A claim construction tutorial is set for October 5, 2018, a claim construction hearing for October 12, 2018, a final pretrial conference for March 18, 2021, and a jury trial to commence on May 3, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Bitdefender Inc., et al., Case No. 5:17-cv-04790 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Bitdefender Inc. and Bitdefender S.R.L. (“Bitdefender”) in the United States District Court for the Northern District of California on August 16, 2017, asserting that Bitdefender is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,930,299, 8,141,154, and 8,677,494, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Total Security, Family Pack, Internet Security, Antivirus Plus, Security for XP and Vista, Antivirus for Mac, Mobile Security, GravityZone Enterprise Security, GravityZone Elite Security, GravityZone Advanced Business Security, GravityZone Business Security, Hypervisor Introspection, Security for AWS, Cloud Security for MSP, GravityZone for xSP, and BOX. Finjan seeks entry of a judgment that Bitdefender has infringed and is infringing the asserted patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge. On December 13, 2017, Finjan filed a Motion to Strike Bitdefender’s Answer, Counterclaims, and Affirmative Defenses, to which a hearing was held on March 8, 2018. On December 21, 2017, Bitdefender filed a motion to dismiss, or in the alternative, to quash the return of summons, and Finjan filed its opposition on January 4, 2018. On January 11, 2018, the parties submitted a proposed order stipulating to Bitdefender withdrawing its motion to dismiss as moot, which the Court entered into on January 12, 2018. On April 17, 2018, the Court granted in part and denied in part Finjan’s motion to strike affirmative defenses. Specifically, the Court granted Finjan’s motion to strike defenses of prosecution laches, waiver, estoppel, unclean hands, and denied the motion to strike the affirmative defenses of inequitable conduct and prosecution history estoppel. On February 5, 2018, Bitdefender filed a Motion to Stay, which it withdrew by stipulation with Finjan on May 8, 2018. On April 5, 2018, the parties filed a Joint Claim Construction statement. Bitdefender filed an amended answer and counterclaims on May 8, 2018, and Finjan filed its answer on May 22, 2018. A claim construction hearing was held on June 6, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Juniper Networks, Inc., Case No. 4:17-cv-05659 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Juniper Networks, Inc. (“Juniper”) in the United States District Court for the Northern District of California on September 29, 2017, asserting that Juniper is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,647,633, 7,613,926, 8,141,154, 8,677,494, 7,975,305, and 8,225,408, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, SRX Gateways, SRX Gateways using Sky ATP, and Contrail. Finjan seeks entry of a judgment that Juniper has infringed and is infringing the asserted patents, has and is inducing infringement, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable William H. Alsup, United States District Judge. On February 23, 2018, the Court set the following dates: (1) on June 7, 2018, the parties are to file early motions for summary judgment for the one asserted claim each have selected as its compelling case for noninfringement or invalidity, with oppositions due by June 28, 2018, and replies due by July 12, 2018, and a hearing for the summary judgment motions were held on July 26, 2018; (2) the last day for dispositive motions (other than the early motions for summary judgment) is April 11, 2019; (3) a pretrial conference on June 5, 2019; and (4) jury trial on July 8, 2019. On February 28, 2018, Juniper filed its answer and counterclaims against Finjan. On March 21, 2018, Finjan filed its answer to Juniper’s counterclaim. On May 31, 2018, Finjan filed a motion for leave to file a second amended complaint to assert U.S. Patent No. 7,418,731 (the “’731 Patent”), after considering the parties' briefs and oral argument, the Court granted Finjan's motion to file a second amended complaint on July 19, 2018.The parties filed their respective opening summary judgment briefs for one asserted claim on June 7, 2018, their oppositions on June 28, 2018, and replies on July 12, 2018. Finjan moved for summary judgment of infringement on the ‘494 Patent, and Juniper moved on summary judgment of invalidity of the ‘780 Patent. A hearing on the parties’ summary judgment was held on July 26, 2018. Finjan also moved to dismiss Juniper’s counterclaims and strike its affirmative defenses on June 15, 2018. On July 27, 2018, Finjan filed its second amended complaint to assert the ‘731 Patent.  There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ZScaler, Inc., Case No. 3:17-cv-06946 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against ZScaler, Inc. (“ZScaler”) in the United States District Court for the Northern District of California on December 5, 2017, asserting that ZScaler is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,647,633, 8,677,494 , 7,975,305, through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, ZScaler’s Internet Access Bundles (including Professional, Business, and Transformation), Private Access Bundle (including Professional Business, and Enterprise), ZScaler Enforcement Node (“ZEN”), Secure Web Gateway, Cloud Firewall, Cloud Sandbox, and Cloud Architecture products and services. Finjan seeks entry of a judgment that ZScaler has and continues to infringe the asserted patents, has and continues to induce infringement, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty, enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Jon S. Tigar, United States District Judge. On March 5, 2018, Finjan moved to strike ZScaler’s affirmative defense. ZScaler filed an amended answer and counterclaims on March 29, 2018, and Finjan’s motion to strike was terminated as moot. Finjan filed its answer to ZScaler’s counterclaims on April 2, 2018. On April 2, 2018, Finjan filed an answer to ZScaler’s counterclaim. The Court set a claim construction tutorial for November 27, 2018, and a claim construction hearing for December 11, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. Checkpoint, No. Case No. 3-18-cv-02621 (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Checkpoint (“Checkpoint”) in the United States District Court for the Northern District of California on May 3, 2018.  Finjan asserts that Checkpoint infringes U.S. Patent Nos. 6,154,844 (the “‘844 Patent”), 6,965,968 (the “’968 Patent”), 7,418,731 (the “’731 Patent”), 7,647,633 (the “’633 Patent”), 8,079,086 (the “’086 Patent”), 8,141,154 (the “’154 Patent”), and 8,677,494 (the “’494 Patent”).  This matter is assigned to the Honorable William H. Orrick, United States District Judge.  On July 16, 2018, Checkpoint filed its answer.  A Case Management Conference is set for August 14, 2018.  There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

U.S. Patent No. 7,930,299 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 13, 14-18, 20 of U.S. Patent No. 7,930,299 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,811. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. A non-final Office Action was received, and a response was filed on January 30, 2018. On April 4, 2018, the Patent Office issued a Notice of Intent to Issue Ex Parte Reexamination Certificate confirming the patentability of all claims. The Certificate was issued on April 30, 2018.

U.S. Patent No. 8,015,182 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 8-11, 13 of U.S. Patent No. 8,015,182 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,812. The request for reexamination was granted on October 17, 2016. On December 19, 2016, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. A non-final Office Action rejecting claims 8-11 and 13 was issued on April 13, 2017. An Examiner Interview was conducted on May 23, 2017 and a response to the non-final Office Action was filed on June 13, 2017. A final Office Action was mailed November 9, 2017 and a response was filed January 8, 2018. An Advisory Action was mailed February 8, 2018 and a Notice of Appeal was filed February 12, 2018. An Appeal Brief was filed on April 12, 2018. An Examiner’s Answer was mailed on May 14, 2018 and a Reply Brief with request for Oral Hearing were filed on July 11, 2018. We now await Appeal docketing notice from the Patent Office. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

U.S. Patent No. 7,756,996 (Assignee, Finjan, Inc.)
A third-party request for ex parte reexamination of claims 1-7 of U.S. Patent No. 7,756,996 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,813. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. A non-final Office Action was mailed February 1, 2018 and a response was filed on April 1, 2018. On June 21, 2018, a Notice of Intent to Issue Ex Parte Reexamination Certificate confirming the patentability of all claims was issued by the Patent Office.

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

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On July 3, 2015, April 19, 2016, and May 26, 2016, Symantec Corporation filed three (3) separate petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547; IPR2016-00919; IPR2016-01071) and moved to join the petition for IPR filed by Palo Alto Networks with respect to the ‘154 Patent (IPR2016-00151).  Finjan filed a POPR to the petition in IPR2015-01547 on October 19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings in IPR2015-01547 on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing with respect to IPR2015-01547, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing. With respect to IPR2016-00919 and IPR2016-01071 on the ‘154 Patent, the PTAB granted Symantec’s motions for joinder on September 8, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of the instituted claims in both IPR2016-00919 and IPR2016-01071. Palo Alto Networks and Symantec Corp. filed Notice of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case No. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Network and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 7, 2018, Symantec filed a motion to withdraw from appeal numbers 2017-2314, 2017-2315. On March 13, 2018, the Federal Circuit granted Symantec’s motion to withdraw. Oral argument was heard on June 6, 2018.

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On September 10, 2015, Symantec filed a petition for inter partes review of the ’494 Patent (IPR2015-01892). Finjan filed a POPR to the petition on December 28, 2015. On March 18, 2016, the PTAB granted Symantec’s petition to institute the IPR proceeding on claims 1, 2, 5, 6, 10, 11, 14, and 15 of the ’494 Patent. On April 1, 2016, Finjan filed a request for rehearing. The PTAB denied the request for rehearing on May 23, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 of the ’494 Patent. Symantec filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 16, 2017, and on May 18, 2017, Finjan filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Case No. 17-2034 and 2017-2047). Symantec and Blue Coat filed its Opening Appellant Brief on August 25, 2017. The Federal Circuit consolidated Case No. 17-2543 filed by Palo Alto Networks and Blue Coat Systems with Case No. 17-2034. Palo Alto Networks’ and Blue Coat Systems’ Opening Appellant Brief filed its Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a motion to withdraw from appeal numbers 2017-2543, 2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s motion to withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its reply brief on April 18, 2018. The Patent Office’s reply brief was filed on May 22, 2018, and Finjan’s reply brief was filed on June 5, 2018.

U.S. Patent No. 8,141,154 (the “’154 Patent”)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 and a Motion for Joinder to Symantec’s Petition for IPR of the ‘154 Patent (IPR2015-01547). (IPR2015-01979; IPR2016-00151). Finjan filed a POPR to the first petition in IPR2015-01979 on December 29, 2015. With respect to IPR2015-01979, the PTAB granted institution of IPR proceedings on the ‘154 Patent on March 21, 2016. On April 5, 2016, Finjan filed a partial request for rehearing, and on April 19, 2016, the PTAB denied Finjan’s partial request for rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151 on the ‘154 Patent, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a partial request for rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00151. The parties had an oral hearing for IPR2016-00151 on January 24, 2017 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. The parties had an oral hearing for IPR2015-01979 on December 15, 2016 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. On April 14, 2017, Palo Alto Networks filed a request for rehearing. On May 19, 2017, the PTAB denied Palo Alto Networks’ request for rehearing. Palo Alto Networks and Symantec Corp. filed Notice of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case No. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Network and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 8, 2018, Symantec filed a motion to withdraw from appeal numbers 2017-2314, 2315. On March 13, 2018, the Federal Circuit granted Symantec’s motion to withdraw. Oral argument was heard on June 6, 2018.

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

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed POPRs to the petitions on January 6, 2016, and February 17, 2016, respectively. On March 29, 2016, the PTAB granted institution of the IPR proceedings in IPR2015-02001 and IPR2016-00157 and consolidated the two IPR proceedings. On April 12, 2016, Finjan filed requests for rehearing. On May 16, 2016, the PTAB denied Finjan’s Requests for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2015-02001 and IPR 2016-00157. The parties had an oral hearing on January 5, 2017, and on March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 22, 2017 (Case No. 17-2059). Palo Alto Networks and Blue Coat filed their Opening Appellant Brief on September 15, 2017. Finjan filed its Response Brief on November 27, 2017, and Palo Alto Networks and Blue Coat filed their Reply Brief on January 11, 2018. On March 7, 2018, Blue Coat filed a motion to withdraw from the appeal. On March 13, 2018, the Federal Circuit granted Blue Coat’s motion to withdraw. Oral argument was heard on June 6, 2018.

U.S. Patent No. 8,677,494 (the “’494 Patent”)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of United States Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition in IPR 2016-00159. The parties had an oral hearing on February 16, 2017. On April 11, 2017, the PTAB issued a final written decision stating that claims 3 - 5 and 10 - 15 have not been shown to be unpatentable, and claims 1, 2, and 6 have been shown to be unpatentable. Finjan filed a request for rehearing on May 11, 2017, and on July 17, 2017, the PTAB denied Finjan's request. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal for IPR2016-00159 and IPR2016-01174 to the United States Court of Appeals for the Federal Circuit on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case No. 17-2543). The Federal Circuit consolidated the appeal with Case No. 17-2034. Palo Alto Networks’ and Blue Coat Systems’ Opening Appellant Brief filed its Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a motion to withdraw from appeal numbers 2017-2543, 2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s motion to withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its reply brief on April 18, 2018. The Patent Office’s reply brief was filed on May 22, 2018, and Finjan’s reply brief was filed on June 5, 2018.

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

U.S. Patent No. 8,225,408 (the “’408 Patent”)
On April 27, 2016, Blue Coat Systems, Inc. filed two (2) separate petitions for IPRs of United States Patent No. 8,225,408 (IPR2016-00955; IPR2016-00956), and Motion for Joinder to Palo Alto Networks, Inc.’s Petitions for IPR of the ‘408 Patent (IPR2015-02001 and IPR2016-00157). On August 30, 2016, the PTAB granted Blue Coat Systems, Inc.’s Motions for Joinder. On March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims in IPR2015-02001 and IPR2016-00157. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 22, 2017 (Case No. 17-2059). Palo Alto Networks and Blue Coat filed their Opening Appellant Brief on September 15, 2017. Finjan filed its Response Brief on November 27, 2017, and Palo Alto Networks and Blue Coat filed their Reply Brief on January 11, 2018. On March 7, 2018, Blue Coat filed a motion to withdraw from the appeal. On March 13, 2018, the Federal Circuit granted Blue Coat’s motion to withdraw. Oral argument was heard on June 6, 2018.

U.S. Patent No. 8,677,494 (the “494 Patent”)
On April 14, 2016 and on June 10, 2016, Blue Coat Systems, Inc. filed two Petitions for IPR of United States Patent No. 8,677,494 (IPR2016-00890; IPR2016-01174) and a Motion for Joinder to Symantec Corp.’s Petition for IPR of the ‘494 Patent (IPR2015-01892) and Palo Alto Networks, Inc.’s Petition for IPR of the ‘494 Patent (IPR2016-00159). The PTAB granted Blue Coat’s motions for joinder. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 of the ’494 Patent in IPR2015-01892. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal for IPR2016-00159 and IPR2016-01174 to the United States Court of Appeals for the Federal Circuit on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case No. 17-2543). The Federal Circuit consolidated the appeal with Case No. 17-2034. Palo Alto Networks’ and Blue Coat Systems’ Opening Appellant Brief filed its Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a motion to withdraw from appeal numbers 2017-2543, 2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s motion to withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its reply brief on April 18, 2018. The Patent Office’s reply brief was filed on May 22, 2018, and Finjan’s reply brief was filed on June 5, 2018.

U.S Patent No. 7,975,305 (the “’305 Patent”)
On July 4, 2017, ESET, LLC and ESET SPOL S.R.O. filed a petition for IPR of the '305 Patent (IPR2017-01738). Finjan filed its POPR on November 3, 2017. On January 31, 2018, the PTAB instituted IPR on claims 1-25 of the ’305 Patent. Finjan’s Patent Owner Response is to be filed on August 20, 2018 and Petitioner’s Reply is due on November 5, 2018. Oral argument is scheduled for December 3, 2018.

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

U.S. Patent No. 7,647,633 (the “’633 Patent”)
On December 22, 2017, Cisco Systems, Inc. filed a petition for IPR of the ‘633 Patent (IPR2018-00391). Finjan’s POPR was filed on March 28, 2018. On June 5, 2018, the PTAB instituted IPR on claims 1, 4, 8, and 11-14 of the ‘633 Patent. Finjan’s Patent Owner Response is to be filed on September 10, 2018, and Petitioner’s Reply is to be filed on December 10, 2018. Oral argument is scheduled for March 6, 2019.

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

NOTE 10 - INCOME TAX

The tax provision was $1.9 million and $13.4 million for the three and six months ended June 30, 2018, and is comprised of federal and state income tax for the activity in the period at the statutory rates. The current tax payable differs from the year-to-date tax expense due to carry over attributes, including utilization of its remaining net operating losses of approximately $12.7 million. The computed effective tax rate for the six months ended June 30, 2018, of approximately 26.82% reflects the recently enacted Tax Reform which reduced the federal tax rate to 21%. In addition, the Company no longer has a valuation allowance against its domestic net deferred tax assets as it was released during 2017.

During the three and six months ended June 30, 2018, the Company made income tax payments to applicable federal and state agencies of $5.0 million and $5.7 million, respectively.

NOTE 11 - SUBSEQUENT EVENTS

The Company entered into a sublease agreement at the HQ office, effective July 1, 2018, with Benhamou Global Ventures, a company in which one of the Company's Director's serves as Chairman and CEO. Rental income from the sublease is $14,400 quarterly for an undefined term.

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

CybeRisk was founded to deliver global advanced cyber risk and cyber security advisory services. CybeRisk assesses corporate risk exposure and delivers appropriate mitigation strategies.

As of June 30, 2018, we had 10 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

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

Through Finjan Blue, we entered into a Patent Assignment and Support Agreement with International Business Machines Corporation, a New York corporation (“IBM”), effective August 24, 2017. Pursuant to the Patent Assignment Agreement, Finjan Blue acquired 41 select issued and pending select IBM patents in the security sector in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years, final payment due August 24, 2021. IBM will support Finjan Blue in its development and licensing of the IBM Security Patents and provide assistance for such efforts as needed for the term of the Agreement and Finjan Blue will reimburse IBM for reasonable time and out of pocket costs for such assistance, however IBM will not receive further proceeds from such efforts. IBM has reservation of rights with respect to the IBM Security Patents for its current licensees and open source initiatives. Finjan Blue and IBM also agreed to explore further development and licensing opportunities.

The relationship with IBM was further expanded on May 15, 2018 with a second Patent Assignment and Support Agreement (the “May 2018 Patent Assignment Agreement”). Pursuant to the May 2018 Patent Assignment Agreement, Finjan Blue acquired 56 select issued and pending IBM patents in the security sector. The terms of the May 2018 Patent Assignment Agreement are confidential.
On June 29, 2018, the Company including its wholly-owned subsidiaries, entered into a Confidential Patent License Agreement (the “June License Agreement”) with Trend Micro Incorporated (K.K.), a Japanese corporation (“Trend Micro Japan”) and Trend Micro, Inc., a California corporation (“Trend Micro U.S. and collectively with Trend Micro Japan, the “Trend Micro Parties”). The June License Agreement provides that the Trend Micro Parties will obtain a license to, among others, the Finjan patents and pay the Finjan parties $13.4 million in cash which Finjan received June 29, 2018. Further, upon acquisition by the Trend Micro Parties of certain entities, the Trend Micro Parties will pay additional license fees to Finjan, unless otherwise mutually agreed to by the Company and the Trend Micro Parties. Further, the June License Agreement has additional provisions relating to certain unlicensed products of any company that acquires a Trend Micro Party, in which case additional license fees may apply. The parties also entered into related agreements with respect to their respective patents, including the transfer of 18 select issued security-related patent assets from the Trend Micro Parties to the Finjan Parties. The remaining terms of the June License Agreement are confidential.

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

Finjan Mobile released VitalSecurity™ Gen 4.0 Secure Mobile Browser (VitalSecurity 4.0) in the latter part of 2017. The patented VitalSecurity 4.0 is a fully functional browser as well as a VPN for use on Apple and Android platforms, and now available for Mac and Windows desktop applications. This VitalSecurity product builds upon the incorporation of Finjan, Inc.'s, core security patented technology.

VitalSecurity 4.0 is available for download on the IOS and Android platforms in the iTunes and Google Play stores and the VPN can be downloaded for Mac and Windows on FinjanMobile.com

The Company continues to explore inorganic growth and acquisition opportunities along with additional marketing efforts to complement the vision for Finjan Mobile.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings Amended and Restated 2014 Incentive Compensation Plan (“Restated 2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance and on June 21, 2017, at our 2017 annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. Restated 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). A total of 613,712 restricted stock units and 2,590,920 options remain outstanding as of June 30, 2018, under the Restated 2014 Plan. We expect that future equity-based awards will continue to be made under the Restated 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

We expect to increase the number of employees and consultants to help execute our strategy in the cybersecurity business and support our public company functions. Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical periods presented in our financial statements.

Results of Operations

Three and six months ended June 30, 2018 compared with three and six months ended June 30, 2017

	For Three Months Ended June 30,				For Six Months Ended June 30,
	2018	2017	Change		2018	2017	Change
				%				%
	(In millions, except percentages)
Revenue	$17.3	$2.3	$15.0	652%	$82.3	$27.1	$55.2	204%

Cost of revenues	1.6	0.2	1.4	700%	14.6	4.0	10.6	265%

Gross profit	15.7	2.1	13.6	648%	67.7	23.1	44.6	193%

Gross Margin	91%	91%			82%	85%

Operating expenses:
Research and development	0.5	0.3	0.2	67%	1.0	0.5	0.5	100%
Sales, general and administrative (1)	5.9	4.6	1.3	28%	14.2	9.2	5.0	54%
Total operating expenses	6.4	4.9	1.5	31%	15.2	9.7	5.5	57%
Income from operations	9.3	(2.8)	12.1	432%	52.5	13.4	39.1	292%

Other income (expense)
Change in fair value of warrant liability	(0.3)	—	(0.3)	—%	(2.4)	—	(2.4)	—%
Interest, net	(0.1)	—	(0.1)	—%	(0.5)	—	(0.5)	—%
Income (loss) before income taxes	8.9	(2.8)	11.7	418%	49.6	13.4	36.2	270%

Provision (benefit) for income taxes	1.9	(0.1)	2.0	2,000%	13.4	0.3	13.1	4,367%

Net income (loss)	$7.0	$(2.7)	$9.7	359%	$36.2	$13.1	$23.1	176%

(1) Includes stock based compensation	$0.4	$0.2	$0.2	100%	$0.8	$0.4	$0.4	100%

Revenues for the three and six months ended June 30, 2018 increased 652% or $15.0 million to $17.3 million and 204% or $55.2 million to $82.3 million, compared to $2.3 million and $27.1 million for the three and six months ended June 30, 2017, respectively. Revenue is derived from multiple license agreements that we entered into with third-parties following negotiations pursuant to our licensing and enforcement program. Revenue is determined by the timing of these licensing agreements and can vary period to period.

Costs of revenues includes legal fees directly associated with our licensing and enforcement program and were $1.6 million and $14.6 million for the three and six months ended June 30, 2018, respectively and $0.2 million and $4.0 million for the same periods in 2017. Gross profit as a percentage of revenue was 91% and 82% for the three and six months ended June 30, 2018, respectively, versus 91% and 85% for the same periods in 2017, respectively.

Research and development expenses were $0.5 million and $1.0 for the three and six months ended June 30, 2018, respectively, representing an increase of $0.2 million or 67% and $0.5 million or 100%, respectively, as compared to the same periods in 2017. Our focus on research and development consisted primarily of professional services associated with the development of mobile security application products. We continue to accelerate our efforts in security application products, including mobile.

Sales, general and administrative expenses (“SG&A”) during the three and six months ended June 30, 2018 were $5.9 million and $14.2 million, respectively, an increase of $1.3 million or 28% and $5.0 million or 54% as compared to $4.6 million and $9.2 million for the same periods ended June 30, 2017, respectively. SG&A expenses are largely related to litigation and headcount. For the three months ended June 30, 2018 litigation expenses decreased by $0.6 million or 22% to $2.1 million as compared to

$2.7 million for the same period in 2017. For the six months ended June 30, 2018 litigation expenses increased $1.1 million or 26%, to $5.4 million as compared $4.3 million for the same period in 2017. These costs are primarily due to the timing of various outstanding actions as described in "Note 9 - LITIGATION, CLAIMS AND ASSESSMENTS". Personnel expenses were $1.3 million and $4.2 million for the three and six months ended June 30, 2018, an increase of $0.6 million or 86% and $1.9 million or 82%, respectively, as compared to $0.7 million and $2.3 million during the same periods in 2017, respectively. On-going Operations related expenses remained relatively flat for the three and six months ended June 30, 2018 compared to the same periods in 2017, additionally, we amortized approximately $0.5 million and $0.8 million for the intangible assets for the three and six months ended June 30, 2018.

The provision for income taxes of $1.9 million and $13.4 million for the three and six months ended June 30, 2018 compared to the income tax benefit of $0.1 million and provision for income taxes of $0.3 million for the three and six months ended June 30, 2017 is tied to the net income recognized during the first half of 2018 as compared to the net loss and net income for the three and six months ended June 30, 2017, respectively.

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

•
On April 21, 2017, we entered into a $3.9 million agreement with Avira, Inc., to provide services to support our VPN Platform effective July 1, 2017, payable over 3 years in quarterly payments of $0.3 million. As of June 30, 2018, the Company has a $2.6 million contractual obligation due over the next 8 quarters.

•
We entered into a $8.5 million Patent Assignment and Support Agreement with IBM effective August 24, 2017. As of June 30, 2018, the Company has a $6.5 million contractual obligation due over the next 4 years, with final payment due August 24, 2021.

We lease our corporate headquarters office in East Palo Alto, California and offices in New York, New York. Under the terms of the leases, we owe minimum lease obligations of $140,000 over the remaining life of the leases, which expire during 2018. We are currently negotiating a definitive agreement for the renewal of the lease in East Palo Alto, California. We expect lease costs to increase to reflect current market conditions. During 2015, we entered into sublease for the New York office for essentially the remaining duration of the lease, which expires August 2018. As of June 30, 2018, the total future minimum lease payments to be received under the New York sublease was $40,000. Additionally we have a month to month lease in Tel Aviv, Israel.

As of June 30, 2018, we have licensing agreements with installment payments totaling $5.1 million through March 2019. Revenue will be recognized in accordance with our revenue recognition policy (See "NOTE 1 - The Company and summary of significant accounting policies, - Revenue Recognition")
The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

	June 30, 2018	December 31, 2017
	(in millions)
Cash & cash equivalents	$65.0	$41.2

As of June 30, 2018, we had $65.0 million of cash and cash equivalents, an increase of $23.8 million from $41.2 million at December 31, 2017. This is primarily attributable to $47.1 million provided by operating activities, $19.9 million cash used in financing activities to redeem and retire Series A-1 Preferred shares, $2.0 million used in the repurchase of shares, $1.6 million used in investment purchases and $0.2 million received from exercise of options.

Based on current forecasts, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital for the next 12 months from the date of filing of this quarterly report.

	Six Months Ended June 30,
	2018	2017
	(in millions)
Net cash provided by operating activities	$47.1	$14.9

Net cash provided by (used in) investing activities	$(1.6)	$0.1

Net cash used in financing activities	$(21.7)	$11.2

Cash flows from Operating Activities:

Net cash provided by our operating activities of $47.1 million during the six months ended June 30, 2018 is primarily due to net income of $36.3 million, plus $5.0 million for provision for taxes payable, $1.8 million reduction in accounts payable, $0.8 million in depreciation and amortization, $0.8 million of stock-based compensation, $2.4 million change in warrant liability and $3.6 million change in other operating assets and liabilities.

Net cash provided by our operating activities of $14.9 million during the six months ended June 30, 2017 is primarily due to net income of $13.1 million, offset by $0.4 million of stock-based compensation and $1.4 million in changes in operating assets and liabilities.

Cash used in or provided in Investing Activities:

During the six months ended June 30, 2018 cash used in investing activities of $1.6 million was related to the purchase of additional investments, as compared to the cash provided by investing activities of $0.1 million for the same period in 2017.

Cash used in or provided by Financing Activities:

Net cash used in financing activities was $21.7 million during the six months ended June 30, 2018, $19.9 million primarily resulting from the redemption and retiring of both Series A-1 Preferred Stock Financing and $2.0 million related to the share repurchase program, offset by $0.2 million in exercise of stock options.

Net cash provided by financing activities was $11.2 million during the six months ended June 30, 2017, primarily resulting from the Series A-1 Preferred Stock Financing totaling $14.4 million and Common Shares financing, totaling $10.4 million, offset by redeeming and retiring Series A Preferred Stock Financing of $13.8 million.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of June 30, 2018, totaled $65.0 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Philip Hartstein, and our Chief Financial Officer and Treasurer, Michael D. Noonan, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2018, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
See "NOTE 9 - Litigation, Claims, and Assessments" to our Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date.

The table below sets forth the information with respect to purchases made on behalf of the Company during the quarter ended June 30, 2018. As of June 30, 2018, the Company had a remaining authorization of $8.0 million for future share repurchases.

	Number of Shares Purchased under Program	Average Price Paid per Share	Approximate $ Value of Shares that May be Purchased under the Program

May 1, 2018 to May 31, 2018	377,483	$2.92	$8,897,714

June 1, 2018 to June 30, 2018	309,009	$2.93	$7,990,320

	686,492	$2.93

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

Dated:  August 2, 2018

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Noonan
Michael Noonan
Chief Financial Officer and Treasurer (Principal Financial Officer)