Form 10-Q
period 2018-09-30
FINJAN HOLDINGS, INC.
filed 2018-11-13
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 6, 2018, 27,542,283 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

 FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$51,142	$41,169
Accounts receivable	3,850	2,606
Prepaid expenses and other current assets	3,032	765
Total current assets	58,024	44,540

Property and equipment, net	110	140
Investment	3,518	2,618
Intangible assets, net	5,995	7,748
Other long-term assets	2,785	6,201
Total assets	$70,432	$61,247
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,634	$4,646
Accrued expenses	983	1,303
Warrant liability	—	1,096
Other liabilities	1,013	1,211
Total current liabilities	4,630	8,256
Other liabilities, non-current - patent purchase	3,719	5,500
Total liabilities	8,349	13,756

Commitments and contingencies (Note 3)

Redeemable Preferred Stock
Series A-1 Preferred stock - $0.0001 par value, no shares and 153,000 issued and outstanding at September 30, 2018 and December 31, 2017, respectively (Liquidation preference of $19,890 at December 31, 2017)	—	18,965

Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; 153,000 shares designated Series A-1 Redeemable Preferred Stock at December 31, 2017	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 27,260,099 and 27,707,328 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	28,038	22,968
Retained earnings	34,042	5,555
Total stockholders' equity	62,083	28,526
Total liabilities and stockholders' equity	$70,432	$61,247

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$—	$—	$82,300	$27,056
Cost of revenues	—	—	14,601	4,008
Gross profit	—	—	67,699	23,048
Research and development expense	789	655	1,773	1,142
Selling, general and administrative expenses	7,938	5,112	22,113	14,284
Total operating expenses	8,727	5,767	23,886	15,426
Income (loss) from operations	(8,727)	(5,767)	43,813	7,622
Other income (expense)
Change in fair value of warrant liability	(1,046)	1,530	(3,445)	1,530
Interest expense	(136)	—	(701)	—
Interest and other income	38	—	106	—
Income (loss) before income taxes	(9,871)	(4,237)	39,773	9,152
Provision (benefit) for income taxes	(2,252)	—	11,135	269
Net income (loss)	(7,619)	(4,237)	28,638	8,883

Accretion of preferred stock	—	—	(925)	(3,925)

Net income (loss) to common stockholders	$(7,619)	$(4,237)	$27,713	$4,958

Income (loss) from operations per share, basic	$(0.32)	$(0.21)	$1.59	$0.31
Income (loss) from operations per share, diluted	$(0.32)	$(0.21)	$1.54	$0.29

Net income (loss) per share, basic	$(0.28)	$(0.16)	$1.04	$0.36
Net income (loss) per share, diluted	$(0.28)	$(0.16)	$1.01	$0.34

Net income (loss) per share applicable to common stockholders, basic	$(0.28)	$(0.16)	$1.01	$0.20
Net income (loss) per share applicable to common stockholders, diluted	$(0.28)	$(0.16)	$0.98	$0.19

Weighted-average common shares outstanding, basic	27,247,462	27,327,936	27,488,437	24,588,296
Weighted-average common shares outstanding, diluted	27,247,462	27,327,936	28,417,453	26,138,201

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$28,638	$8,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,300	257
Change in fair value of warrant liability	3,445	(1,530)
Stock-based compensation	1,224	641
Changes in operating assets and liabilities:
Accounts receivable	1,306	1,066
Prepaid expenses and other current assets	(2,267)	(252)
Other assets	2,738	—
Accounts payable	(2,012)	973
Accrued expenses	(320)	(1,328)
Other liabilities	(496)	102
Net cash provided by operating activities	33,556	8,812

Cash flows from investing activities:
Purchase of patents	(1,000)	(2,000)
Purchase of fund investment	(900)	—
Proceeds from fund investment	—	127
Net cash used in investing activities	(1,900)	(1,873)

Cash flows from financing activities:
Repurchase of Finjan Holdings shares	(2,024)	—
Proceeds from common share offering, net of issuance costs	—	11,951
Proceeds from sale of series A-1 preferred shares, net of issuance costs	—	14,375
Redemption of preferred shares	(19,890)	(13,777)
Proceeds from exercise of stock options	231	229
Net cash provided by (used in) financing activities	(21,683)	12,778
Net increase in cash and cash equivalents	9,973	19,717
Cash and cash equivalents - beginning	41,169	13,678
Cash and cash equivalents - ending	$51,142	$33,395

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10,700	$—

Supplemental disclosures of cash flow information, non cash:
Accretion of series A preferred stock to redemption value	$—	$291
Accretion of series A-1 preferred stock to redemption value	925	3,634
Series A-1 warrant liability	—	3,313
Patent purchase in exchange for payable	—	6,500
Changes in accounts receivable, adoption of ASC-606 (see NOTE 1)	2,550	—
Changes in deferred tax, adoption of ASC-606 (see NOTE 1)	678	—
Reclassification of warrant liability to equity	4,541	—

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation, and its wholly owned subsidiaries, Finjan, Finjan Blue, Finjan Mobile and CybeRisk operates a cybersecurity business focused in four business lines: intellectual property licensing and enforcement, mobile security application development, advisory services and investing in cybersecurity technologies and intellectual property. Revenues and operations from the Company’s Finjan Mobile security business and the Company’s CybeRisk advisory services were immaterial to the condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017. Licensing and enforcement of the Company's cybersecurity patent portfolio is operated, through its wholly-owned subsidiary Finjan, Inc. The Company’s common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the year ending December 31, 2018, or any other interim or future periods.

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

RECLASSIFICATIONS

Certain amounts within the balance sheet and cash flows for the prior periods presented have been reclassified to conform to the current period presentation reflected in these condensed consolidated financial statements. There was no impact to the previously reported net income (loss).

REVENUE RECOGNITION

Under Accounting Standards Codification ("ASC") 605, revenue was recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured.

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

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all of its cash and cash equivalents in financial institutions located in the United States. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts. As of September 30, 2018, and December 31, 2017, substantially all of the Company’s cash and cash equivalents are uninsured.

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

DERIVATIVE LIABILITIES

In connection with the issuance of Series A-1 Preferred Stock, the Company issued a warrant with variable consideration from June 2017 through September 2018. The Company determined that this instrument is an embedded derivative pursuant to ASC 815, “Derivatives and Hedging” and recorded a warrant liability that was reclassified to equity during this period (see Note 6).

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

The principal assumptions used in applying the model were as follows:

Assumptions:	For Three and Nine Months Ended September 30, 2018
Risk-free interest rate	2.3% - 2.5%
Expected life	1.8 - 2.2 Years
Expected volatility	65% - 70%
Dividends	0.0%

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Numerator:
Net income (loss) to common stockholders	$(7,619)	$(4,237)	$27,713	$4,958

Denominator:
Weighted-average common shares, basic	27,247,462	27,327,936	27,488,437	24,588,296
Weighted-average common shares, diluted*	27,247,462	27,327,936	28,417,453	26,138,201
Net income (loss) per common share:
Basic:	$(0.28)	$(0.16)	$1.01	$0.20
Diluted:	$(0.28)	$(0.16)	$0.98	$0.19
* The diluted earnings per common share included the weighted average effect of 209,689 unvested RSU's and 719,327 stock options that are potentially dilutive to earnings per share for the nine months ended September 30, 2018; 462,046 unvested RSU's and 1,087,859 stock options for the nine months ended September 30, 2017. For the three months ended September 30, 2018 and 2017, the securities would be anti-dilutive and were excluded.

The following potential common shares were excluded from the calculation of net income (loss) per common share, diluted as their effect would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	2,574,981	1,620,507	733,025	1,087,859
Restricted stock units	542,476	462,046	17,778	—
Warrants	2,355,506	2,355,506	2,355,506	2,355,506
Total	5,472,963	4,438,059	3,106,309	3,443,365

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

The cumulative effect of the changes made to the condensed consolidated balance sheet as of January 1, 2018 under current assets for the adoption ASU 2014-09, Revenue - Revenue from Contracts with Customers were as follows (in thousands):

Balance Sheet	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Current Assets
Accounts receivable	$2,606	$2,550	$5,156

Liabilities and Stockholders' Equity
Retained earnings	$5,555	$2,550	$8,105

In accordance with the new revenue recognition standards, the impact of adoption of ASC-606 to the condensed consolidated statement of operations and balance sheet for the period ended September 30, 2018 was as follows (in thousands):

Income Statement	Three Months ended September 30, 2018			Nine Months ended September 30, 2018
	As reported	Balance without adoption - ASC-606	Effect of change	As reported	Balance without adoption - ASC-606	Effect of change

Revenue	$—	$1,300	$(1,300)	$82,300	$81,000	$1,300

Provision for income taxes	$(2,252)	$(1,888)	$(364)	$11,135	$10,771	$364

Net income (loss)	$2,252	$3,188	$(936)	$71,165	$70,229	$936

	September 30, 2018
Balance Sheet	As reported	Balance without ASC-606	Effect of change
Current Assets
Accounts receivable	$3,850	$—	$(3,850)
Other long-term assets (1)	$678	$—	$(678)
Prepaid income tax	$2,331	$2,695	$364

Liabilities and Stockholders' Equity
Retained earnings	$34,042	$29,878	$4,164
(1) Deferred tax assets related to the adoption of ASC-606

The Company also adopted the following standards during the nine months ended September 30, 2018, none of which had a material impact on the Company's condensed consolidated financial statements:

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

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842) (“ASU 2016-02”). This statement requires entities to recognize on its balance sheet assets and liabilities associated with the rights and obligations created by leases with terms greater than twelve months. In July 2018, the FASB issued ASU 2018-10, to provide certain areas for improvement in ASU 2016-02. The New Leasing Standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those annual periods, early adoption is permitted. Management is evaluating the impact of adopting ASU 2016-02 and ASU 2018-10 on our condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating this guidance and the impact of this update on its condensed consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's condensed consolidated financial statements upon adoption.

NOTE 2 - PREPAID EXPENSES AND OTHER CURRENT ASSETS & INTANGIBLE ASSETS

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as presented below:

	September 30, 2018	December 31, 2017
	(in thousands)
Prepaid income tax (see Note 10)	$2,331	$—
Other prepaid expenses and other current assets	701	765
	$3,032	$765

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
The components of these intangible assets are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Patents	$26,070	$26,552
Less accumulated amortization	(20,075)	(18,804)
	$5,995	$7,748

Amortization expense for the three and nine months ended September 30, 2018 was $0.5 million and $1.3 million, respectively, and $0.2 million for the three and nine months ended September 30, 2017.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 19, 2018, the Company entered into an office lease agreement for its headquarters through June 2023. The annual rent is approximately $0.7 million, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rent is subject to an approximate 3.5% increase at each anniversary of the commencement date during the term of the agreement.

The following table sets forth the Company's future minimum lease payments under its operating lease commitments as of September 30, 2018 (in thousands):

For the year ending December 31,
2018 (remainder)	$124
2019	747
2020	773
2021	801
2022	829
2023	425
$3,699

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $0 and $36,000 as of September 30, 2018 and December 31, 2017, respectively, and is included in non current liabilities on the condensed consolidated balance sheets.

Rent expense was $146,000 and $432,000 for the three months and nine months ended September 30, 2018, respectively, and $198,000 and $573,000 for the three and nine months ended September 30, 2017, respectively.

Rental income was $102,000 and $186,000 for the three and nine months ended September 30, 2018, respectively, and $90,000 and $267,000 for the three and nine months ended September 30, 2017, respectively.

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

Following a cash call on February 23, 2018 for $0.5 million and September 4, 2018 for $0.4 million, the Company had an outstanding capital commitment to the JVP Fund of $1.8 million as of September 30, 2018. The remaining commitment can be called at any time.

Contractual Commitments

Finjan Mobile

On April 21, 2017, the Company and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will utilize the VPN Platform as part of its VitalSecurity™ suite of product offerings. Avira also granted Finjan Mobile related license rights in connection with the Distribution Agreement and starting July 1, 2017, Finjan Mobile began paying Avira $3.9 million in fees under the Distribution Agreement, payable in 12 quarterly installments of $0.3 million over the subsequent 3 years. The Company has analyzed the terms of the agreement and has accounted for the transaction as a service agreement, to be expensed over the period of service. As of September 30, 2018, the Company has a $2.3 million contractual obligation due over the next 7 quarters.

Finjan Blue

As described in Note 2, the Company and Finjan Blue entered into a Patent Assignment Agreement with IBM effective as of August 24, 2017. Pursuant to the Patent Assignment Agreement, Finjan Blue acquired 41 select issued and pending IBM Security Patents in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years. The Company made its second payment of $1.0 million on August 24, 2018. As of September 30, 2018, the Company has a remaining balance due of $5.5 million.

The IBM Security Patents have been recorded at their present value of $7.0 million in the first quarter of 2018, recognizing a present value adjustment of $1.4 million. Accretion related to the present value and amortization expense is recognized over the expected useful life. During the three months ended September 30, 2018 accretion and amortization expense was $0.1 and $0.5 million, respectively, and for the nine months ended September 30, 2018, accretion and amortization expense was $0.7 million and $1.3 million, respectively. IBM will support Finjan Blue in its development and licensing of the IBM Security Patents and provide assistance for such efforts as needed for the term of the Agreement and Finjan Blue will reimburse IBM for reasonable time and out of pocket costs for such assistance, however IBM will not receive further proceeds from such efforts. IBM does have reservation of rights with respect to the IBM Security Patents for its current licensees and open source initiatives.

NOTE 4 - ACCRUED EXPENSES & WARRANT LIABILTY

Accrued Expenses

The components of accrued expenses are as presented below:

	September 30, 2018	December 31, 2017
	(in thousands)
Legal - Litigation / Licensing	$760	$—
Compensation	218	1,233
Other	5	70
	$983	$1,303

Warrant Liability

A summary of the Company's Level 3 derivative liabilities for the nine months ended September 30, 2018 is as follows (in thousands):

Balance, December 31, 2017	$1,096
Fair value change of derivative liabilities	3,445
Reclassification to additional paid-in capital	(4,541)
Balance, September 30, 2018	$—

The change in fair value of the warrant liability resulted in a loss of $1.0 million and $3.4 million for the three and nine months ended September 30, 2018, respectively, and a gain of $1.5 million for the three and nine months ended September 30, 2017.

NOTE 5 - LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On June 29, 2018, the Company including its wholly-owned subsidiaries, entered into a Confidential Patent License Agreement (the “June License Agreement”) with Trend Micro Incorporated (K.K.), a Japanese corporation (“Trend Micro Japan”) and Trend Micro, Inc., a California corporation (“Trend Micro U.S. and collectively with Trend Micro Japan, the “Trend Micro Parties”). The June License Agreement provides that the Trend Micro Parties will obtain a license to, among others, the Finjan patents and pay the Finjan parties $13.4 million in cash which Finjan received June 29, 2018. Further, upon acquisition by the Trend Micro Parties of certain entities, the Trend Micro Parties will pay additional license fees to Finjan, unless otherwise mutually agreed to by the Company and the Trend Micro Parties. Further, the June License Agreement has additional provisions relating to certain unlicensed products of any company that acquires a Trend Micro Party, in which case additional license fees may apply. The parties also entered into related agreements with respect to their respective patents, including the transfer of 18 select issued security-related patent assets from the Trend Micro Parties to the Finjan Parties. In accordance with ASC-845-10-30, the Company determined that the acquired assets are non-monetary with no defined future benefit, resulting in the conclusion that they are not assets. The remaining terms of the June License Agreement are confidential.

On April 6, 2018, the Company and its wholly-owned subsidiary Finjan, entered into a Confidential Patent License and Settlement Agreement (the “Finjan License”) with Carbon Black, Inc., a Delaware corporation (“Carbon Black”), whereby the companies have resolved all pending litigation matters (Case No. 5:18-cv-01760-NC). In addition, Finjan Mobile, a wholly-owned subsidiary of the Company and Carbon Black have entered into a separate Confidential Patent Cross License Agreement (the “Cross License”), which serves to ensure the parties’ freedom to operate under the other’s patent portfolio. The terms of each agreement are confidential. Under the terms of the Finjan License, Carbon Black agreed to pay Finjan $3.9 million in license fees, as follows: (i) $1.3 million within five (5) business days of the Effective Date of the Finjan License, which was received on April 9, 2018, (ii) $1.3 million on or before September 30, 2018, which was received on September 26, 2018, and (iii) $1.3 million on or before December 31, 2018. The Company recognized $3.9 million as revenues as of September 30, 2018, in accordance with the Company’s revenue recognition policy as described in Note 1. Further, upon acquisition of Carbon Black or acquisitions by Carbon Black, additional one-time license fees will be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition.

On February 28, 2018, Finjan Holdings, Inc. and its subsidiaries, including its wholly-owned subsidiary, Finjan (collectively, the “Finjan Parties”), entered into a Confidential Patent License and Settlement Agreement (the “Symantec License and Settlement Agreement”) with Symantec and its subsidiary, Blue Coat Systems, LLC (collectively, the “Symantec Parties”). Pursuant to the Symantec License and Settlement Agreement, the parties resolved and settled all claims between them.  As part of the settlement, the Symantec Parties obtained a license to, among others, the Finjan patents and agreed to pay the Finjan Parties $65.0 million in cash within twenty (20) days of the Effective Date of the Symantec License and Settlement Agreement, which Finjan received on March 19, 2018. The Company recognized $65.0 million as revenues as of September 30, 2018, in accordance with the Company’s revenue recognition policy as described in Note 1. Further, if Symantec acquires certain entities within four years from the Effective Date, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by the Company and Symantec. The remaining terms of the Symantec License and Settlement Agreement are confidential.

On April 21, 2017, the Company entered into a Confidential Patent License Agreement (the “April 2017 Agreement”) with a European corporation (“EU Licensee”). Pursuant to the April 2017 Agreement, EU Licensee will obtain a license to our patent portfolio and will pay Finjan $4.9 million cash, in license fees, paid as follows: (i) $2.3 million to be paid within 10 days after the effective date of the April 2017 Agreement, which was received in May, 2017, (ii) $1.3 million on or before January 31, 2018, which was paid on February 1, 2018 and (iii) $1.3 million on or before January 31, 2019. The Company collected and recognized $2.3 million of the $4.9 million license as revenues as of June 30, 2017. The second installment of $1.3 million was received on February 1, 2018 and recognized as revenues as of December 31, 2017. The final payment of $1.3 million is due on or before January 31, 2019 and is included in accumulated adjustments on January 1, 2018, as further described in Note 1, recently adopted accounting pronouncements. Such license does not grant EU Licensee any right to transfer, sublicense or grant any rights under the April 2017 Agreement to a third party except as specifically provided under the April 2017 Agreement. Such license also has certain provisions relating to certain unlicensed products of any company that acquires EU Licensee, or is acquired by EU Licensee or its affiliates, in which case additional license fees may apply. The specific terms of the April 2017 Agreement are confidential.

On March 30, 2017, Finjan entered into a Confidential Master Agreement (the “Sophos Agreement”) with Sophos Group plc, a public limited company organized and existing under the laws of England and Wales, Sophos Limited, a corporation organized and existing under the laws of England and Wales (“Sophos Limited”), and Sophos Inc. (“Sophos Inc.”), a Massachusetts corporation (collectively, “Sophos”). Pursuant to the Sophos Agreement, Finjan and Sophos Inc. agreed to dismiss the suit Finjan, Inc. v. Sophos, Inc. before the United States District Court of the Northern District of California (case no. 3:14cv1197-WHO) with prejudice. The Sophos Agreement also provides for full releases by the parties and covenants not to sue. Under the terms of the Sophos Agreement, on March 30, 2017, Sophos obtained a fully paid up license to the Finjan patent portfolio and pay a license fee of $15.0 million in cash, which Finjan received on March 31, 2017. The Company recognized $15.0 million as revenues as of March 31, 2017. Finally, in connection with the Sophos Agreement, on March 30, 2017, Finjan Mobile entered into a Confidential Patent Cross License Agreement (the “Finjan Mobile Cross License Agreement”) with Sophos Limited. Pursuant to the terms of the Finjan Mobile Cross License Agreement, the parties granted patent cross licenses in the Field of Use and Sophos Limited will pay Finjan Mobile $2.5 million cash, of which $1.25 million was received on March 29, 2018. The final payment of $1.25 million is due on or before March 31, 2019 and is included in accumulated adjustments on January 1, 2018, as further described in Note 1, recently adopted accounting pronouncements.

NOTE 6 - STOCKHOLDERS' EQUITY

Stock Repurchase Program

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. The repurchases under the share repurchase program were made in the open market or in privately negotiated transactions and were funded from the Company’s working capital. All shares of common stock repurchased under the Company’s share repurchase program were retired and restored to authorized but unissued shares of common stock at September 30, 2018. During the nine months ended September 30, 2018, the Company repurchased 686,492 shares of its common stock under the share repurchase program, for an aggregate purchase price of approximately $2.0 million, or a weighted average cost of $2.93 per share. In accordance with ASC 505-30-30-8, we charged  the excess over the par value entirely to retained earnings in recognition of the fact that a corporation can capitalize or allocate retained earnings for such purposes. As of September 30, 2018, the Company had a remaining authorization of $8.0 million for future share repurchases.

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

The Company accretes changes in redemption value over the period from the date of issuance to the earliest redemption dates of the security. The increase in the redemption value is a deemed dividend that increases the carrying value of the Series A-1 Preferred Stock to equal the redemption value at the end of each reporting period with an offsetting decrease to additional paid-in-capital. The Company recorded a deemed dividend of $4.6 million during the second half of 2017, representing an increase to the Series A-1 Preferred Stock's redemption (liquidation) value.

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

The holder of the Warrant has the right to acquire a variable amount of common stock at a fixed price for the first 15 months. Under ASC 815-40-15-8A, the Warrant is not considered indexed to the Company’s stock, and thus it had a derivative feature and was classified as a liability for the first 15 months. The Company valued the Warrant at inception using a Monte Carlo valuation model, recording a $3.3 million warrant liability at inception, which was then marked-to-market at each reporting period with the change in fair value recorded in the condensed consolidated statements of operations. The change in fair value of the warrant liability for the three and nine months ended September 30, 2018 was a loss of $1.0 million and $3.4 million, respectively, and a gain of $1.5 million for both periods in 2017. On September 19, 2018, upon expiration of the 15 month period, the Warrant was marked-to-market and its value increased to $4.5 million and reclassified such amounts to equity.

NOTE 7 – STOCK BASED COMPENSATION

Stock-based compensation to employees and non-employees is recognized as expense in the condensed consolidated statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using Black-Scholes option pricing model for stock options and fair value for Restricted Stocks Units ("RSUs"), and is recognized as an expense over the requisite service period (generally the vesting of the equity awards). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including future employee stock option exercise behavior and requisite service periods. The Company adopted ASU 2016-09 and 2018-07 during the year and recognizes forfeitures as they occur. There were none since the adoption of these pronouncements.

On June 21, 2017, at the annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval, which represented an additional 1,385,366 shares as of January 1, 2018 (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). As of September 30, 2018, the Company has 1,558,142 shares available for issuance under the 2014 Plan.

During the three and nine months ended September 30, 2018, the Company expensed $471,000 and $1,224,000, respectively, and $222,000 and $641,000 for the three and nine months ended September 30, 2017, of stock-based compensation in the condensed consolidated statements of operations. All stock-based compensation expenses were related to selling, general and administration.

During the nine months ended September 30, 2018, 143,026 stock options were exercised for cash proceeds of $0.2 million.

Stock Options

The following table is a summary of stock option activity during the nine months ended September 30, 2018:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding 2013 & 2014 Plans – December 31, 2017	2,341,340	$1.77	5.78	$1,087
Options granted	376,667	$2.41	9.41	$716
Options exercised	(143,026)	$1.61	—	—
Options forfeited	—	—	—	—
Options expired	—	—	—	—
Outstanding – September 30, 2018	2,574,981	$1.88	7.21	$6,268
Exercisable – September 30, 2018	1,352,795	$1.59	5.53	$3,673

As of September 30, 2018, total compensation cost not yet recognized related to restricted stock awards and unvested stock options was approximately $2.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Three and Nine Months Ended September 30, 2018	Three and Nine Months Ended September 30, 2017
Volatility	105%	132% - 141%
Expected term (in years)	6	6
Risk-free rate	2.24%	1.82% - 2.19%
Expected dividend yield	—	—
Weighted-average grant date fair value per option	$2.24	$1.45 - 3.32

The risk-free interest rate is based on the U.S. Treasury rates with maturities similar to the expected term of the option. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate and was based on historical volatility of comparative companies that are similar to the Company. During the nine months ended September 30, 2018, the Company updated its volatility assumptions to reflect the increased trading history in the Company’s stock. The expected term was estimated using the simplified method. The simplified method calculates the expected term as the average vesting of the option. The dividend yield is 0% as the Company has never declared or paid any cash dividends and does not anticipate paying dividends in the future.

Restricted Stock Units

The following table is a summary of restricted stock units award activity during the nine months ended September 30, 2018:

	Nine Months Ended
	September 30, 2018
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	438,712	$2.28
Shares granted	200,000	$3.16
Shares vested	(96,236)	$2.33
Shares forfeited	—	—

Non-vested	542,476	$2.60

The aggregate intrinsic value of the unvested RSU's was $2.3 million as of September 30, 2018.

NOTE 8 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 and $114,000 in legal fees to the firm for the three and nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company had balances due to this firm of $13,000 and $113,000 respectively. Such amounts are included as part of other liabilities on the accompanying condensed consolidated balance sheets.

The Company entered into a sublease agreement at its headquarters, effective July 1, 2018 with Benhamou Global Ventures, a company in which one of the Company's Directors serves as Chairman and CEO. Rental income from the sublease is approximately $15,000 quarterly for an undefined term.

The Company entered into a second sublease agreement at its headquarters, effective July 1, 2018 with a portfolio company in which one of the Company's Directors is an investor. Rental income from the sublease is approximately $45,000 quarterly for an undefined term.

NOTE 9 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., Case No. 4:13-cv-03133-SBA, (N.D. Cal)

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

Finjan, Inc. v. Blue Coat Systems, Inc., Case No. 5:13-cv-03999-BLF (N.D. Cal.) ("Blue Coat I")

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., (“Blue Coat I”) in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat was directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, 7,058,822, 7,418,731 and 7,647,633. This action was before the Honorable Judge Beth Labson Freeman. Trial commenced July 20, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan asserted patents are valid and enforceable. Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 6,965,968, and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents. The jury also awarded Finjan approximately

$39.5 million in damages as reasonable royalties for Blue Coat's infringement, and such finding was appealed by Blue Coat to the Court of Appeals for the Federal Circuit ("Federal Circuit"). On March 5, 2018, the Court ordered, pursuant to stipulation between the parties following entry into a confidential patent license and settlement agreement, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Blue Coat Systems LLC, Case No. 5:15-cv-03295-BLF (N.D. Cal.)

Finjan filed a second patent infringement lawsuit against Blue Coat Systems LLC (“Blue Coat II”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat was directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 8,079,086, 8,225,408, 8,677,494, 8,566,580, 9,141,786, 9,189,621, and 9,219,755 through the manufacture, use, importation, sale, and/or offer for sale of its products and services. A trial was held on October 31, 2017, that resulted in a partial verdict, followed by a retrial on certain issues on January 8, 2018. The Court declared a mistrial following the Federal Circuit’s January 10, 2018 issuance of its decision related to Blue Coat I. The Court ordered, among other things, a second retrial for February 12, 2018, which it later vacated on February 9, 2018. On March 5, 2018, the Court ordered pursuant to stipulation between the parties following entry into a confidential patent license and settlement agreement, dismissal of all claims with prejudice.

Finjan, Inc. v. Symantec Corporation, Case No. 4:14-cv-02998-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Symantec Corporation (“Symantec”) in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec was directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996, 7,757,289, 7,930,299, 8,015,182, 8,141,154, 6,154,844, 7,613,926 and 8,677,494 through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. On March 5, 2018, the Court ordered, pursuant to stipulation between the parties following entry into a confidential patent license and settlement agreement dated February 28, 2018, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Palo Alto Networks, Inc., Case No. 4:14-cv-04908-PJH (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. (“Palo Alto Networks”) in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 6,965,968, 7,058,822, 7,418,731, 7,613,918, 7,613,926, 7,647,633, 8,141,154, 8,225,408, and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection. Finjan seeks entry of judgment that Palo Alto Networks has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. This action is before the Honorable Phyllis J. Hamilton in the Oakland division of the District Court for the Northern District of California. Palo Alto Networks filed several petitions for IPR's before the PTAB. The PTAB instituted review of certain patents and denied institution on other challenged patents. In particular, the PTAB instituted and subsequently determined that the challenged claims of U.S. Patent Nos. 8,141,154 and 8,225,408 were not unpatentable; upon which Palo Alto Networks appealed to the Federal Circuit. Oral argument before the Federal Circuit regarding the ‘154 and ‘408 Patents was heard June 6, 2018. On September 19, 2018, the Federal Circuit upheld the PTAB’s decision.

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

Finjan, Inc. v. ESET, LLC et al., Case No. 3:16-cv-03731-JD (N.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC and ESET SPOL S.R.O. (collectively "ESET") in the United States District Court for the Northern District of California on July 1, 2016, asserting that ESET infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,975,305, 8,079,086, 9,189,621, and 9,219,755 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, ESET ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, Host-based Intrusion Prevention System (HIPS), and ESET LiveGrid technologies including ESET’S Home Protection, Small Office, and Business product lines and ESET Services. Finjan seeks entry of a judgment that ESET has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This case was transferred to the Southern District of California on January 30, 2017 and was assigned to the Honorable Cathy Ann Bencivengo on February 8, 2017, Case No. 3-17-cv-00183 (S.D. Cal.). There can be no assurance that Finjan will be successful in settling or litigating these claims.

ESET, LLC v. Finjan, Inc., Case No. 3:16-cv-01704-CAB (S.D. Cal.)

ESET, LLC (“ESET”) filed a Complaint for Declaratory Judgment against Finjan in the United States District Court for the Southern District of California on July 1, 2016, asserting that there is an actual controversy between the parties to declare that ESET does not infringe any claim of U.S. Patent No. 7,975,305 (“the ‘305 Patent”). ESET sought an entry of judgment that it has not infringed any claim of the ‘305 Patent, an injunction against Finjan from asserting any of the claims in the ‘305 Patent against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. On July 11, 2016, ESET filed an Amended Complaint for Declaratory Judgment, seeking entry of judgment that it does not infringe any claim of the U.S. Patent Nos. 6,154,844, 6,804,780, 7,975,305, 8,079,086, 9,189,621, and 9,219,755. ESET seeks an injunction against Finjan from asserting infringement of these patents against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. On July 26, 2016, Finjan filed a motion to dismiss the action pursuant to the first-to-file rule, asserting that Finjan was first to file an action in the Northern District of California with respect to five of the six patents at issue between the parties (Finjan, Inc. v ESET, LLC et al., Case 3:16-cv-03731-JD (N.D. Cal.). On September 26, 2016, the Court granted Finjan’s motion and dismissed this action without prejudice. ESET has appealed the dismissal to the Court of Appeals for the Federal Circuit. The Federal Circuit dismissed this Appeal on February 2, 2017 after the Court in Finjan, Inc. v. ESET, LLC et al., Case 3:16-cv-03731-JD, transferred that case to the Southern District of California.

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183-CAB (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC and ESET SPOL S.R.O. (collectively, “ESET”) in the United States District Court for the Northern District of California on July 1, 2016 (Case No. 3:16-cv-03731-JD (N.D. Cal.)), which was transferred to the Southern District of California on January 30, 2017. This action is currently before the Honorable Cathy Ann Bencivengo. Details on procedures prior to February 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On February 20, 2018, ESET filed a motion to stay pending inter partes review, which Finjan opposed. On May 7, 2018, the Court granted ESET’s motion to stay with regard to the ‘305 Patent only. On October 4, 2018, the Court amended the scheduling order such that opening summary judgment briefs are due February 8, 2019, with oppositions due on February 22, 2019, replies due on March 1, 2019, a hearing for summary judgment motions will be held on March 15, 2019, a final pretrial conference on April 19, 2019, and a jury trial will commence on May 6, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Cisco Systems, Inc., Case No. 5:17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,647,633, 8,141,154 and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of judgment that Cisco has infringed and is infringing the asserted patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. Details on procedures prior to March 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On August 16, 2017, the Court issued a scheduling order that set opening summary judgment briefs for September 12, 2019, with oppositions due on October 3, 2019, replies due on October 17, 2019, and a hearing for the motions for summary judgment on October 31, 2019, a final pretrial conference for April 23, 2020, and trial to commence on June 1, 2020. On April 2, 2018, Finjan filed a motion to strike Cisco’s affirmative defenses of prosecution laches, ensnarement doctrine, and inequitable conduct, to which a hearing was held on August 30, 2018. On June 7, 2018, the Court held a claim construction tutorial, and on June 15, 2018, the Court held a claim construction hearing. A claim construction order was issued on July 23, 2018. The Court held a case management conference on August 30, 2018 and confirmed the jury trial to commence on June 1, 2020. On September 13, 2018, the Court granted Finjan’s motion to strike Cisco’s affirmative defenses of prosecution laches and ensnarement doctrine, and a portion of Cisco’s inequitable conduct defense, with leave to amend. On October 4, 2018, Cisco filed its second amended answer. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket Nos. 2 Ni 53/16 (EP). 4c O 33/16 (Düsseldorf District Court and Munich Court)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O., a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, and damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. The infringement hearing was held on October 5, 2017. No decision has been entered to date. On November 24, 2016, ESET filed a nullity action. Finjan responded to the nullity action contesting the nullity action completely and requesting the Court to reject the action and impose the cost of the proceedings to the claimant. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Blue Coat Systems, Inc., and Blue Coat Systems GmbH., Docket Nos. 2 Ni 22/17 (EP), 4c O 57/16 (Dusseldorf District Court and Munich Court)

Finjan filed a third patent infringement lawsuit against Blue Coat Systems, Inc., which was its first patent infringement suit against Blue Coat’s subsidiary Blue Coat Systems GmbH, located in Munich Germany in the Dusseldorf District Court of Germany on October 14, 2016.  Finjan asserted that Blue Coat infringed Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”) through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent. Blue Coat filed a nullity (invalidity) action in Munich, Germany. On March 2, 2018, the parties entered into a confidential settlement agreement. On March 6, 2018, Blue Coat withdrew their nullity action in Germany.

Finjan, Inc. v. SonicWall, Inc., Case No. 5:17-cv-04467-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against SonicWall, Inc. (“SonicWall”) in the United States District Court for the Northern District of California on August 4, 2017, asserting that SonicWall is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 7,058,822, 6,804,780, 7,613,926, 7,647,633, 8,141,154, 8,677,494, 7,975,305, 8,225,408 and 6,965,968 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Appliance Products utilizing Capture ATP and/or Gateway Security Services and Email Security Products utilizing Capture ATP and/or Gateway Security Services. Finjan seeks entry of a judgment that SonicWall has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Beth Labson Freeman, United States District Judge.  On October 13, 2017, SonicWall filed a Motion to Dismiss Finjan’s Complaint for Failure to State a Claim for Willful Infringement. On May 16, 2018, the Court denied Sonicwall’s Motion to Dismiss. On May 30, 2018, SonicWall filed its answer. On June 20, 2018, Finjan filed a motion to strike SonicWall’s affirmative defense of inequitable conduct. Defendant’s opposition was filed on July 5, 2018, and Finjan’s reply was filed on July 12, 2018. Finjan’s motion to strike is scheduled to be heard on December 6, 2018. On September 11, 2018, the Court amended its scheduling order pursuant to the parties’ stipulation such that the claim construction hearing will be held on March 1, 2019. Pursuant to the Court’s December 14, 2017 Case Management Order, a final pretrial conference is set for March 18, 2021, and a jury trial to commence on May 3, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Bitdefender Inc., et al., Case No. 4:17-cv-04790-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Bitdefender Inc. and Bitdefender S.R.L. (“Bitdefender”) in the United States District Court for the Northern District of California on August 16, 2017, asserting that Bitdefender is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,930,299, 8,141,154, and 8,677,494 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Total Security, Family Pack, Internet Security, Antivirus Plus, Security for XP and Vista, Antivirus for Mac, Mobile Security, GravityZone Enterprise Security, GravityZone Elite Security, GravityZone Advanced Business Security, GravityZone Business Security, Hypervisor Introspection, Security for AWS, Cloud Security for MSP, GravityZone for xSP, and BOX. Finjan seeks entry of a judgment that Bitdefender has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Haywood S. Gilliam, Jr., United States District Judge. On December 13, 2017, Finjan filed a Motion to Strike Bitdefender’s Answer, Counterclaims, and Affirmative Defenses, for which a hearing was held on March 8, 2018. On December 21, 2017, Bitdefender filed a motion to dismiss, or in the alternative, to quash the return of summons, and Finjan filed its opposition on January 4, 2018. On January 11, 2018, the parties submitted a proposed order stipulating to Bitdefender withdrawing its motion to dismiss as moot, which the Court entered into on January 12, 2018. On April 17, 2018, the Court granted in part and denied in part Finjan’s motion to strike affirmative defenses. Specifically, the Court granted Finjan’s motion to strike defenses of prosecution laches, waiver, estoppel, unclean hands, and denied the motion to strike the affirmative defenses of inequitable conduct and prosecution history estoppel. On February 5, 2018, Bitdefender filed a Motion to Stay, which it withdrew by stipulation with Finjan on May 8, 2018. On April 5, 2018, the parties filed a Joint Claim Construction statement. Bitdefender filed an amended answer and counterclaims on May 8, 2018, and Finjan filed its answer on May 22, 2018. A claim construction hearing was held on June 6, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Juniper Networks, Inc., Case No. 3:17-cv-05659-WHA (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Juniper Networks, Inc. (“Juniper”) in the United States District Court for the Northern District of California on September 29, 2017, asserting that Juniper is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,804,780, 7,647,633, 7,613,926, 8,141,154, 8,677,494, 7,975,305, and 8,225,408 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, SRX Gateways, SRX Gateways using Sky ATP, and Contrail. Finjan seeks entry of a judgment that Juniper has infringed and is infringing the asserted patents, has and is inducing infringement, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable William H. Alsup, United States District Judge. On February 23, 2018, the Court set the following dates: (1) on June 7, 2018, the parties are to file early motions for summary judgment for the one asserted claim each have selected as its compelling case for noninfringement or invalidity, with oppositions due by June 28, 2018, and replies due by July 12, 2018, and a hearing for the summary judgment motions were held on July 26, 2018; (2) the last day for dispositive motions (other than the early motions for summary judgment) is April 11, 2019; (3) a pretrial conference on June 5, 2019; and (4) jury trial on July 8, 2019. On February 28, 2018, Juniper filed its answer and counterclaims against Finjan. On March 21, 2018, Finjan filed its answer to Juniper’s counterclaim. On May 31, 2018, Finjan filed a motion for leave to file a second amended complaint to assert U.S. Patent No. 7,418,731 (the “‘731 Patent”), after considering the parties' briefs and oral argument, the Court granted Finjan's motion to file a second amended complaint on July 19, 2018. The parties filed their respective opening summary judgment briefs for one asserted claim on June 7, 2018, their oppositions on June 28, 2018, and replies on July 12, 2018. Finjan moved for summary judgment of infringement on the ‘494 Patent, and Juniper moved on summary judgment of invalidity, non-infringement, and limited damages of the ‘780 Patent. A hearing on the parties’ summary judgment was held on July 26, 2018. Finjan also moved to dismiss Juniper’s counterclaims and strike its affirmative defenses on June 15, 2018. On July 27, 2018, Finjan filed its second amended complaint to assert the ‘731 Patent. On August 9, 2018, the Court granted Juniper’s motion for summary judgment of non-infringement of the ‘780 Patent. On August 21, 2018, the parties filed a response to the Court’s August 20, 2018, order requesting supplemental briefing for summary judgment of the ‘494 Patent. On August 24, 2018, the Court granted in part Finjan’s motion for summary judgment of the ‘494 Patent. On August 31, 2018, the Court converted Finjan’s motion to dismiss to a judgment on the pleadings and dismissed Juniper’s claims of prosecution laches, inequitable conduct for the ‘154 and ‘494 Patents, and ensnarement doctrine, and ordered that Juniper may seek leave to amend, and denied Finjan’s motion to dismiss unclean hands. On September 21, 2018, Juniper filed a motion for leave to file an amended answer. Finjan filed its opposition on October 5, 2018, and Juniper’s reply was filed on October 12, 2018. A hearing for Juniper’s motion for leave to amend is set for November 1, 2018. A final pretrial conference for trial on the ‘494 Patent will be held on December 4, 2018, with a jury trial to commence on December 10, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ZScaler, Inc., Case No. 3:17-cv-06946-JST (N.D. Cal.)

Finjan filed a patent infringement lawsuit against ZScaler, Inc. (“ZScaler”) in the United States District Court for the Northern District of California on December 5, 2017, asserting that ZScaler is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780, 7,647,633, 8,677,494 , 7,975,305 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, ZScaler’s Internet Access Bundles (including Professional, Business, and Transformation), Private Access Bundle (including Professional Business, and Enterprise), ZScaler Enforcement Node (“ZEN”), Secure Web Gateway, Cloud Firewall, Cloud Sandbox, and Cloud Architecture products and services. Finjan seeks entry of a judgment that ZScaler has and continues to infringe the asserted patents, has and continues to induce infringement, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty, enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable Jon S. Tigar, United States District Judge. On March 5, 2018, Finjan moved to strike ZScaler’s affirmative defense. ZScaler filed an amended answer and counterclaims on March 29, 2018, and Finjan’s motion to strike was terminated as moot. Finjan filed its answer to ZScaler’s counterclaims on April 2, 2018. On April 2, 2018, Finjan filed an answer to ZScaler’s counterclaim, the Court set a claim construction tutorial for March 12, 2019, and a claim construction hearing for March 25, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Trustwave Holdings, Inc., C.A. No. N18C-04-006 WCC-CCLD (Del. Super. Ct.)

Finjan filed a breach of contract lawsuit against Trustwave Holdings, Inc. (“Trustwave”) in the Superior Court of Delaware on April 4, 2018, asserting that Trustwave breached a patent licensing agreement with Finjan by failing to pay owed royalties, failing to comply with audit procedures as provided by that licensing agreement, and for failing to pay for that audit. Finjan seeks entry of a judgment that Trustwave be ordered to pay damages due to the breach of the agreement and the cost of the audit, including interest, and that Finjan be awarded attorneys’ fees.  This matter is assigned to the Honorable William C. Carpenter, Jr., Judge in the Superior Court of Delaware. Trustwave moved to dismiss the complaint on June 8, 2018, and filed its opening brief on June 29, 2018. Finjan opposed the motion to dismiss on July 30, 2018, and Trustwave filed its reply on August 13, 2018. A hearing on the motion is scheduled to be heard on November 19, 2018. A schedule has not yet been set in the case. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Check Point et al., Case No. 3:18-cv-02621-WHO (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Check Point Software Technologies Inc. and Check Point Software Technologies Ltd. (“CheckPoint”) in the United States District Court for the Northern District of California on May 3, 2018, asserting that CheckPoint infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,418,731, 7,647,633, 8,079,086, 8,141,154, and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, CheckPoint’s Next Generation Firewall and Security Gateway products, Blade products, CloudGuard products, Endpoint Protection products, Advanced Threat Prevention products, Mobile Security products, ZoneAlarm products, Threat Intelligence products, Security Management and Policy Management products, ThreatCloud Managed Security Service products, Smart-1 Appliance products, products using SandBlast technology, and products utilizing the Gaia Operating System. Finjan seeks entry of judgment that CheckPoint has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This matter is assigned to the Honorable William H. Orrick, United States District Judge.  On July 16, 2018, CheckPoint filed its answer.  A Case Management Conference was held on August 14, 2018. On August 15, 2018, the Court issued its Civil Pretrial Order setting a hearing for summary judgment motions on September 30, 2020, a pretrial conference on December 14, 2020, and a jury trial to commence on January 25, 2021. On September 10, 2018, the Court scheduled a claim construction tutorial for April 26, 2019 and a claim construction hearing on May 3, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Rapid7, Inc. et al., Case No. 1:18-cv-01519-LPS (D. Del)

Finjan filed a patent infringement lawsuit against Rapid7, Inc. (“Rapid7”) in the United States District Court of Delaware on October 1, 2018. Finjan asserts that Rapid7 infringes U.S. Patent Nos. 7,975,305, 8,225,408, 7,757,289, 7,613,918, 8,079,086, 8,141,154, and 8,677,494. This matter is assigned to the Honorable Leonard P. Stark, United States District Court Judge. Rapid7’s answer is to be filed on November 21, 2018. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Fortinet, Inc., Case No. 3:18-cv-06555-KAW (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Fortinet, Inc. (“Fortinet”) in the United States District Court for the Northern District of California on October 26, 2018, asserting that Fortinet infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844, 6,965,968, 7,058,822, 7,418,731, 7,647,633, 7,975,305, 8,079,086, 8,225,408, and 8,677,494.  This matter is currently assigned to the Honorable Kandis A. Westmore, United States Magistrate Judge.  Fortinet’s answer is to be filed on November 19, 2018.  There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

U.S. Patent No. 8,015,182 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of claims 8-11, 13 of U.S. Patent No. 8,015,182 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,812. The request for reexamination was granted on October 17, 2016. On December 19, 2016, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. A non-final Office Action rejecting claims 8-11 and 13 was issued on April 13, 2017. An Examiner Interview was conducted on May 23, 2017 and a response to the non-final Office Action was filed on June 13, 2017. A final Office Action was mailed November 9, 2017 and a response was filed January 8, 2018. An Advisory Action was mailed February 8, 2018 and a Notice of Appeal was filed February 12, 2018. An Appeal Brief was filed on April 12, 2018. An Examiner’s Answer was mailed on May 14, 2018 and a Reply Brief and Request for Oral Hearing were filed on July 11, 2018. Oral arguments were presented before the PTAB on September 12, 2018 and a Decision reversing the Examiner’s rejection of claims 8-11 and 13 was issued on October 1, 2018. We now await a Notice of Intent to Issue Ex Parte Reexamination Certificate confirming the patentability of claims 8-11 and 13.

U.S. Patent No. 7,756,996 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of claims 1-7 of U.S. Patent No. 7,756,996 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,813. The request for reexamination was granted on November 14, 2016. On January 17, 2017, Finjan filed a petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. A non-final Office Action was mailed February 1, 2018 and a response was filed on April 1, 2018. On June 21, 2018, a Notice of Intent to Issue Ex Parte Reexamination Certificate confirming the patentability of all claims was issued by the Patent Office. A Reexamination Certificate was issued on July 27, 2018.

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016 and a non-final Office Action was mailed on April 12, 2016. A response to the non-final Office Action was filed on June 13, 2016. A Final Action was mailed on August 24, 2016 with a response due October 24, 2016. A response to the Final Action was filed on October 24, 2016 and a second interview with the Patent Office was conducted. The Patent Office issued an Advisory Action maintaining the rejections. A Notice of Appeal was filed on November 11, 2016 and an Appeal Brief was filed on January 23, 2017. An Examiner’s Answer was mailed on March 29, 2017. Finjan’s Reply Brief and Request for Oral Hearing were filed on May 30, 2017. Oral Hearing was held December 12, 2017. On July 2, 2018 the Patent Trial and Appeal Board affirmed the Examiner in a 2-1 decision. A Notice of Appeal to the Federal Circuit has been filed. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

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

U.S. Patent No. 6,480,962 (Assignee, Finjan, Inc.)
A third-party request for Inter Partes Reexamination of all claims 1-55 of U.S. Patent No. 6,480,962 was filed on November 29, 2011, on behalf of Symantec Corporation, and assigned Reexamination Control Number 95/001,836. The request for reexamination was granted and a non-final Office Action was mailed January 25, 2012. The non-final Office Action included rejections of claims 1-55 under numerous prior art references and combinations of such references (including previously considered and disclosed prior art) under 35 U.S.C. §§ 102 and/or 103. Finjan filed a response to non-final Office Action and the USPTO mailed an Action Closing Prosecution (ACP) on October 2, 2013. Finjan responded to the ACP on December 2, 2013, which included proposed claim amendments for consideration. Symantec responded on January 2, 2014.  On June 27, 2014, the USPTO stated that the proposed claim amendments would not be entered and issued a Right of Appeal Notice.  On July 1, 2014, Finjan filed a Notice of Appeal of the rejection of claims 1-55 followed by an Appeal Brief on September 2, 2014.  The Requester Symantec filed a respondent brief on October 2, 2014.  The Examiner filed a brief on March 25, 2015.  Finjan filed a Rebuttal Brief on April 27, 2015 and a Request for Oral Hearing on May 26, 2015. The Rebuttal Brief maintained Finjan’s request to review the rejections of claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54. Claims 1, 5, 6, 12, 15, 21, 33, 37, 38, 45, 52 and 55 were withdrawn from appeal in view the final invalidity decision issued on September 15, 2014 by the Federal Circuit. The Appeal was forwarded to the PTAB in accordance with the Notice mailed June 2, 2015. Finjan also sought examination of additional claims through multiple Track I expedited continuation applications. Finjan was granted U.S. Patent Nos. 9,189,621 and 9,219,755 containing those additional claims on November 17, 2015 and December 22, 2015, respectively. Oral argument was heard on February 17, 2016. On February 29, 2016, the PTAB issued a decision affirming the rejections of the Examiner. On March 29, 2016, Finjan filed a request for rehearing regarding the rejection of claims 22-32 and 46 and the Requester filed comments on April 28, 2016. The PTAB denied Finjan’s Request for Rehearing on August 5, 2016. Finjan did not appeal the PTAB decision to the Federal Circuit. A Reexamination Certificate canceling the rejected claims 2-4, 7-11, 13-14, 16-20, 22-32, 34-36, 39-44, 46-51, 53 and 54 was issued on January 12, 2017.

Inter Partes Review Proceedings

As defined by the USPTO, Inter Partes Review (“IPR”) is a trial proceeding conducted at the Patent Trial and Appeal Board (PTAB or Board) to review the patentability of one or more claims in a patent only on a ground that could be raised under 35 U.S.C. §§ 102 or 103, and only on the basis of prior art consisting of patents or printed publications. For first-inventor-to-file patents, the IPR process begins with a third party (a person who is not the owner of the patent) filing a petition after the later of either: (1) nine months after the grant of the patent or issuance of a reissue patent; or (2) if a post grant review is instituted, the termination of the post grant review. These deadlines do not apply to first-to-invent patents. The patent owner may file a preliminary response to the petition ("POPR"). An IPR may be instituted upon a showing that there is a reasonable likelihood that the petitioner would prevail with respect to at least one claim challenged. If the proceeding is instituted and not dismissed, a final determination by the Board will be issued within one year (extendable for good cause by six months). The procedure for conducting IPR took effect on September 16, 2012, and applies to any patent issued before, on, or after September 16, 2012.

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
On July 3, 2015, April 19, 2016, and May 26, 2016, Symantec Corporation filed three (3) separate petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547; IPR2016-00919; IPR2016-01071) and moved to join the petition for IPR filed by Palo Alto Networks (IPR2016-00151).  Finjan filed a POPR to the petition in IPR2015-01547 on October 19, 2015. The PTAB denied Symantec’s petition to institute IPR proceedings in IPR2015-01547 on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing with respect to IPR2015-01547, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing. With respect to IPR2016-00919 and IPR2016-01071, the PTAB granted Symantec’s motions for joinder on September 8, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of the instituted claims in both IPR2016-00919 and IPR2016-01071. Palo Alto Networks and Symantec Corp. filed Notices of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case Nos. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017,

Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Networks and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 7, 2018, Symantec filed a motion to withdraw from appeal numbers 17-2314 and 017-2315. On March 13, 2018, the Federal Circuit granted Symantec’s motion to withdraw. Oral argument was heard on June 6, 2018.

U.S. Patent No. 8,677,494 (Assignee, Finjan, Inc.)
On September 10, 2015, Symantec filed a petition for IPR of Inter Partes review of U.S. Patent No. 8,677,494 (IPR2015-01892). Finjan filed a POPR to the petition on December 28, 2015. On March 18, 2016, the PTAB granted Symantec’s petition to institute the IPR proceeding on claims 1, 2, 5, 6, 10, 11, 14, and 15. On April 1, 2016, Finjan filed a request for rehearing. The PTAB denied the request for rehearing on May 23, 2016. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6. Symantec filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 16, 2017, and on May 18, 2017, Finjan filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Case Nos. 17-2034 and 17-2047). Symantec and Blue Coat filed their Opening Appellant Brief on August 25, 2017. The Federal Circuit consolidated Case No. 17-2543 filed by Palo Alto Networks and Blue Coat Systems with Case No. 17-2034. Palo Alto Networks and Blue Coat Systems filed their Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a motion to withdraw from appeal numbers 17-2034, 17-2047, 17-2543 and 17-2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s motion to withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its reply brief on April 18, 2018. The Patent Office’s reply brief was filed on May 22, 2018, and Finjan’s reply brief was filed on June 5, 2018.

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01979; IPR2016-00151) and a Motion for Joinder to Symantec’s Petition for IPR (IPR2015-01547). Finjan filed a POPR to the first petition in IPR2015-01979 on December 29, 2015 and the PTAB granted institution of IPR proceedings on March 21, 2016. On April 5, 2016, Finjan filed a partial request for rehearing, and on April 19, 2016, the PTAB denied Finjan’s partial request for rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a partial request for rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition. An oral hearing was held for IPR2016-00151 on January 24, 2017 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. An oral hearing was held for IPR2015-01979 on December 15, 2016 and on March 15, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. On April 14, 2017, Palo Alto Networks filed a request for rehearing. On May 19, 2017, the PTAB denied Palo Alto Networks’ request for rehearing. Palo Alto Networks and Symantec Corp. filed Notice of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case Nos. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Networks and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 8, 2018, Symantec filed a motion to withdraw from appeal numbers 17-2314 and 17- 2315. On March 13, 2018, the Federal Circuit granted Symantec’s motion to withdraw. Oral argument was heard on June 6, 2018.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On September 30, 2015, Palo Alto Networks, Inc. filed a petition for IPR of U.S. Patent No. 7,647,633 (IPR2015-01974). Finjan filed a POPR to the petition on January 7, 2016. On March 29, 2016, the PTAB granted institution of IPR proceedings with respect to claims 14 and 19 and denied institution with respect to all other challenged claims. On April 12, 2016, Palo Alto Networks filed a request for rehearing and on May 18, 2016, the PTAB denied Palo Alto Networks’ Request for Rehearing. On June 1, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition. An oral hearing was held on January 5, 2017, and on March 16, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims.

U.S. Patent No. 8,225,408 (Assignee, Finjan, Inc.)
On September 30, 2015 and November 6, 2015, Palo Alto Networks Inc. filed two (2) separate petitions for IPRs of U.S. Patent No. 8,225,408 (IPR2015-02001; IPR2016-00157). Finjan filed POPRs to the petitions on January 6, 2016, and February 17, 2016, respectively. On March 29, 2016, the PTAB granted institution of the IPR proceedings and consolidated the two. On April 12, 2016, Finjan filed requests for rehearing and on May 16, 2016, the PTAB denied Finjan’s Requests for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 9, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petitions. An oral hearing was held on January 5, 2017, and on March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 22, 2017 (Case No. 17-2059). Palo Alto Networks and Blue Coat filed their Opening Appellant Brief on September 15, 2017. Finjan filed its Response Brief on November 27, 2017, and Palo Alto Networks and Blue Coat filed their Reply Brief on January 11, 2018. On March 7, 2018, Blue Coat filed a motion to withdraw from the appeal. On March 13, 2018, the Federal Circuit granted Blue Coat’s motion to withdraw. Oral argument was heard on June 6, 2018. On September 19, 2018, the Federal Circuit upheld the PTAB’s decision.

U.S. Patent No. 8,677,494 (Assignee, Finjan, Inc.)
On November 6, 2015, Palo Alto Networks Inc. filed a petition for IPR of U.S. Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a joint notice to amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition. An oral hearing was held on February 16, 2017. On April 11, 2017, the PTAB issued a final written decision stating that claims 3 - 5 and 10 - 15 have not been shown to be unpatentable, and that claims 1, 2, and 6 have been shown to be unpatentable. Finjan filed a request for rehearing on May 11, 2017, and on July 17, 2017, the PTAB denied Finjan's request. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal for IPR2016-00159 and IPR2016-01174 to the United States Court of Appeals for the Federal Circuit on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case No. 17-2543). The Federal Circuit consolidated the appeal with Case No. 17-2034. Palo Alto Networks and Blue Coat Systems filed their Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a motion to withdraw from appeal numbers 17-2543 and 17-2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s motion to withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its reply brief on April 18, 2018. The Patent Office’s reply brief was filed on May 22, 2018, and Finjan’s reply brief was filed on June 5, 2018.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On January 20, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (IPR2016-00480) and a Motion for Joinder to Palo Alto Networks’ Petition for IPR (IPR2015-01974). On April 22, 2016, Finjan filed a POPR to the petition. On June 24, 2016, the PTAB instituted IPR, and granted Blue Coat’s Motion for Joinder. On March 16, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims.

U.S. Patent No. 8,225,408 (Assignee, Finjan, Inc.)
On April 27, 2016, Blue Coat Systems, Inc. filed two (2) separate petitions for IPRs of U.S. Patent No. 8,225,408 (IPR2016-00955; IPR2016-00956), and Motion for Joinder to Palo Alto Networks, Inc.’s Petitions for IPR (IPR2015-02001 and IPR2016-00157). On August 30, 2016, the PTAB granted Blue Coat Systems, Inc.’s Motions for Joinder. On March 17, 2017, the PTAB issued a final written decision maintaining the validity of all instituted claims in IPR2015-02001 and IPR2016-00157. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 22, 2017 (Case No. 17-2059). Palo Alto Networks and Blue Coat filed their Opening Appellant Brief on September 15, 2017. Finjan filed its Response Brief on November 27, 2017, and Palo Alto Networks and Blue Coat filed their Reply Brief on January 11, 2018. On March 7, 2018, Blue Coat filed a motion to withdraw from the appeal. On March 13, 2018, the Federal Circuit granted Blue Coat’s motion to withdraw. Oral argument was heard on June 6, 2018. On September 19, 2018, the Federal Circuit upheld the PTAB’s decision.

U.S. Patent No. 8,677,494 (Assignee, Finjan, Inc.)
On April 14, 2016 and on June 10, 2016, Blue Coat Systems, Inc. filed two Petitions for IPR of U.S. Patent No. 8,677,494 (IPR2016-00890; IPR2016-01174) and a Motion for Joinder to Symantec Corp.’s Petition for IPR (IPR2015-01892) and Palo Alto Networks, Inc.’s Petition for IPR (IPR2016-00159). The PTAB granted Blue Coat’s motions for joinder. On March 15, 2017, the PTAB issued a final written decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 in IPR2015-01892. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal for IPR2016-00159 and IPR2016-01174 to the United States Court of Appeals for the Federal Circuit on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case No. 17-2543). The Federal Circuit consolidated the appeal with Case No. 17-2034. Palo Alto Networks and Blue Coat Systems filed their Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a motion to withdraw from appeal numbers 17-2543 and 17-2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s motion to withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its reply brief on April 18, 2018. The Patent Office’s reply brief was filed on May 22, 2018, and Finjan’s reply brief was filed on June 5, 2018.

U.S Patent No. 7,975,305 (Assignee, Finjan, Inc.)
On July 4, 2017, ESET, LLC and ESET SPOL S.R.O. filed a petition for IPR of U.S. Patent No. 7,975,305 (IPR2017-01738). Finjan filed its POPR on November 3, 2017. On January 31, 2018, the PTAB instituted IPR on claims 1-25. Finjan’s Patent Owner Response was filed on August 21, 2018 and Petitioner’s Reply is due on November 5, 2018. Oral argument is scheduled for December 3, 2018.

U.S. Patent No. 8,079,086 (Assignee, Finjan, Inc.)
On August 16, 2017, ESET, LLC and ESET SPOL S.R.O. filed a petition for IPR of U.S. Patent No. 8,079,086 (IPR2017-01969) and a motion for joinder to Blue Coat Systems' Petition for IPR2016-01444. On November 3, 2017, Finjan filed its POPR. On January 9, 2018, the PTAB denied institution of IPR. On February 6, 2018, ESET filed a request for rehearing. On February 15, 2018, the PTAB denied ESETs’ request for rehearing.

U.S. Patent No. 6,154,844 (Assignee, Finjan, Inc.)
On September 22, 2017, Cisco Systems, Inc. filed a petition for IPR of U.S. Patent No. 6,154,844 (IPR2017-02154). Finjan filed its POPR on January 6, 2018. On April 3, 2018, the PTAB denied institution of IPR.

U.S. Patent No. 8,677,494 (Assignee, Finjan, Inc.)
On September 22, 2017, Cisco Systems, Inc. filed a petition for IPR of U.S. Patent No. 8,677,494 (IPR2017-02155). Finjan filed its POPR on January 8, 2018. On April 3, 2018, the PTAB denied institution of IPR.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On December 22, 2017, Cisco Systems, Inc. filed a petition for IPR of U.S. Patent No. 7,647,633 (IPR2018-00391). Finjan’s POPR was filed on March 28, 2018. On June 5, 2018, the PTAB instituted IPR on claims 1, 4, 8, and 11-14. Finjan’s Patent Owner Response was filed on September 10, 2018, and Petitioner’s Reply is to be filed on December 10, 2018. Oral argument is scheduled for March 6, 2019.

U.S. Patent No. 6, 154,844 (Assignee, Finjan, Inc.)
On October 2, 2018, Juniper Networks, Inc. filed a petition for IPR of U.S. Patent No. 6,154,844 (IPR2019-00026).

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
On October 3, 2018, Juniper Networks, Inc. filed a petition for IPR of U.S. Patent No. 8,141,154 (IPR2019-00031).

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On October 10, 2018, Juniper Networks, Inc. filed a petition for IPR of U.S. Patent No. 7,647,633 (IPR2019-00060).

U.S. Patent No. 7,613,926 (Assignee, Finjan, Inc.)
On October 11, 2018, Juniper Networks, Inc. filed a petition for IPR of U.S. Patent No. 7,613,926 (IPR2019-00073).

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

NOTE 10 - INCOME TAX

The Company had a tax benefit of $2.3 million and a tax expense of $11.1 million, for the three and nine months ended September 30, 2018, respectively. These amounts are comprised of federal and state income tax for the activity in the period at the statutory rates. The current tax payable differs from the year-to-date tax expense due to carry over attributes, including utilization of its remaining net operating losses of approximately $12.7 million. The computed effective tax rate for the nine months ended September 30, 2018, of approximately 28.00% reflects the recently enacted tax reform which reduced the federal tax rate to 21%. In addition, the Company no longer has a valuation allowance against its domestic net deferred tax assets as it was released during 2017.

During the three and nine months ended September 30, 2018, the Company made income tax payments to applicable federal and state agencies of $5.0 million and $10.7 million, respectively.

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

Finjan Mobile was founded to ensure that mobile devices are protected against spies, phishing and malware attacks. Given the uptrend in mobile device usage coupled with the amount of transient corporate data, the average mobile user presents and represents higher risks of data loss through hacking. The consumer mobile device has become so convenient that consumers often ignore online security and download apps and blindly agree to terms of service, purchase products, pay bills, connect to free Wi-Fi, and not think twice about personal data and photos stored on their devices. The Company started research and development of security products for mobile devices which benefit from technologies developed and patented by Finjan but also include the invention of new mobile technologies will help expand our existing patent portfolio.

CybeRisk was founded to deliver global advanced cyber risk and cyber security advisory services. We intend to further analyze how best to leverage our investment in CybeRisk, however until that analysis is complete this subsidiary is under management review.

As of September 30, 2018, we had 10 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Industry Trends and Outlook

Cybersecurity has been a very active sector in 2018 and we believe this trend will continue in 2019. Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens. We have recently seen a number of devastatingly successful cybersecurity breaches targeting high profile government offices and corporations. The full extent of the cost and damage associated with these attacks may not be known for some time. Nonetheless, these attacks are expected to continue, along with their associated and sometimes unprecedented costs. In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim by the breach of their personal and otherwise confidential data. These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including hardware and software, as well as cybersecurity consulting services.

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

•
Develop and Expand Existing Patent Portfolio - We have obtained and continue our efforts to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space.

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

•
Invest in Internal Research & Development through Finjan Mobile - We continue to pursue internal research and development of security technologies that both relate to Finjan's existing patented inventions as well as new concepts to meet an ever-expanding market need.  Since we do not yet have sufficient internal personnel to engage in large-scale research and development, we currently operate this business with limited internal staff focused on strategy and market development while software development is completed under contract with external developers. Products currently available include our Finjan Mobile Secure Browser and a Virtual Private Network (VPN), recently re-branded as InvincBull, which can be used within the Finjan Browser or separately to encrypt data and keep consumers secure.

Finjan Mobile released InvinciBull VPN in September of 2018. The new and improved VPN is available for use on Apple and Android mobile platforms and Mac and Windows desktop applications. The InvinciBull VPN sits in the VitalSecurity family of products and builds upon the incorporation of Finjan, Inc.'s, core security patented technology.

InvinciBull VPN is available for download on the Apple and Android platforms in the iTunes and Google Play stores and desktop versions for Mac and Windows can be downloaded from InvinciBull.io.

The Company continues to explore inorganic growth and acquisition opportunities along with additional marketing efforts to complement the vision for Finjan Mobile.

•
Continue to Analyze Opportunities to Leverage Investment in CybeRisk - CybeRisk was founded to deliver global advanced cyber risk and cyber security advisory services. We intend to further analyze how best to leverage our investment in CybeRisk, however until that analysis is complete this subsidiary is under management review.

Although we currently pursue growth initiatives through the above strategies, unforeseen market and industry conditions and new developments may necessitate changes in our strategies. We intend to remain resilient, flexible, and open to new opportunities that benefit our shareholders.

Recent Accounting Pronouncements

See "Note 1 - Nature of operations and summary of significant accounting policies, - Recent adopted accounting pronouncements and Recently issued accounting pronouncements not yet adopted "

Comparability to Future Results

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings Amended and Restated 2014 Incentive Compensation Plan (“Restated 2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance and on June 21, 2017, at our 2017 annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. Restated 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). A total of 542,476 restricted stock units and 2,574,981 options remain outstanding as of September 30, 2018, under the Restated 2014 Plan. We expect that future equity-based awards will continue to be made under the Restated 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

We expect to increase the number of employees and consultants to help execute our strategy in the cybersecurity business and support our public company functions. Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical periods presented in our financial statements.

Results of Operations

Three and nine months ended September 30, 2018 compared with three and nine months ended September 30, 2017

	For Three Months Ended September 30,				For Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
				%				%
	(In millions, except percentages)
Revenue	$—	$—	$—	—%	$82.3	$27.1	$55.2	204%

Cost of revenues	—	—	—	—%	14.6	4.0	10.6	265%

Gross profit	—	—	—	—%	67.7	23.1	44.6	193%

Gross Margin	—%	—%			82%	85%

Operating expenses:
Research and development	0.8	0.7	0.1	14%	1.8	1.1	0.7	64%
Selling, general and administrative (1)	7.9	5.0	2.9	58%	22.1	14.3	7.8	55%
Total operating expenses	8.7	5.7	3.0	53%	23.9	15.4	8.5	55%
Income from operations	(8.7)	(5.7)	(3.0)	(53)%	43.8	7.7	36.1	469%

Other income (expense)
Change in fair value of warrant liability	(1.0)	1.5	(2.5)	(167)%	(3.4)	1.5	(4.9)	(327)%
Interest and other income, net	(0.1)	—	(0.1)	—%	(0.6)	—	(0.6)	—%
Income (loss) before income taxes	(9.8)	(4.2)	(5.6)	(133)%	39.8	9.2	30.6	333%

Provision (benefit) for income taxes	(2.2)	—	(2.2)	—%	11.1	0.3	10.8	—%

Net income (loss)	$(7.6)	$(4.2)	$(3.4)	(81)%	$28.7	$8.9	$19.8	222%

(1) Includes stock based compensation	$0.5	$0.2	$0.3	150%	$1.2	$0.6	$0.6	100%

Revenues for the three months ended September 30, 2018 and 2017 were nil. Revenues for nine months ended September 30, 2018 increased 204% or $55.2 million to $82.3 million, compared to $27.1 million for the nine months ended September 30, 2017. Revenue is derived from multiple license agreements that we entered into with third-parties following negotiations pursuant to our licensing and enforcement program. Revenue is determined by the timing of these licensing agreements and can vary period to period.

Costs of revenues includes legal fees directly associated with our licensing and enforcement programs and were nil and $14.6 million for the three and nine months ended September 30, 2018, respectively and nil and $4.0 million for the same periods in 2017. Gross profit as a percentage of revenue was 0% and 82% for the three and nine months ended September 30, 2018, respectively, versus 0% and 85% for the same periods in 2017, respectively.

Research and development expenses were $0.8 million and $1.8 million for the three and nine months ended September 30, 2018, respectively, representing a increase of $0.1 million or 14% and of $0.7 million or 64%, respectively, as compared to the same periods in 2017. Our focus on research and development consisted primarily of professional services associated with the development of mobile security application products. We continue our efforts in our security application products, including mobile.

Selling, general and administrative expenses (“SG&A”) during the three and nine months ended September 30, 2018 were $7.9 million and $22.1 million, respectively, an increase of $2.9 million or 58% and $7.8 million or 55% as compared to $5.1 million and $14.3 million for the same periods ended September 30, 2017, respectively. SG&A expenses are largely related to litigation, personnel and amortization of the IBM patents. Litigation expenses were $5.0 million and $10.4 million for the three and nine months ended September 30, 2018, an increase of $2.1 million and $3.1 million, respectively, as compared to $2.9 million and $7.3 million during the same periods in 2017, respectively. These costs are primarily due to the timing of various outstanding actions as described in "Note 9 - Litigation, claims and assessments". Personnel expenses were $1.1 million and $7.3 million for the three and nine months ended September 30, 2018, an increase of $0.2 million and $3.7 million, respectively, as compared to $0.9 million and $3.6 million during the same periods in 2017, respectively. The nine month personnel expense includes incentive bonuses awarded earlier in 2018.

We had a tax benefit for income taxes of $2.2 million for the three months ended September 30, 2018 and a provision for income taxes of $11.1 million for the nine months ended September 30, 2018, compared to nil and a provision for income taxes of $0.3 million for the three and nine months ended September 30, 2017, respectively.

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

In addition:

•
On November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $1.8 million of the commitment remains unfunded as of September 30, 2018. The fund can make a call on our remaining commitment at any time.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

•
On April 21, 2017, we entered into a $3.9 million agreement with Avira, Inc., to provide services to support our VPN Platform effective July 1, 2017, payable over 3 years in quarterly payments of $0.3 million. As of September 30, 2018, the Company has a $2.3 million contractual obligation due over the next 7 quarters.

•
We entered into a $8.5 million Patent Assignment and Support Agreement with IBM effective August 24, 2017. As of September 30, 2018, the Company has a $5.5 million obligation due over the next 4 years, with final payment due August 24, 2021.

On July 19, 2018, we entered into a new lease for our corporate headquarters office in East Palo Alto, California. Under the terms of the lease, we owe minimum lease obligations of $3.7 million over 57 months.

As of September 30, 2018, we have licensing agreements with installment payments totaling $3.9 million through March 2019. Revenue will be recognized in accordance with our revenue recognition policy (See "NOTE 1. Nature of operations and summary of significant accounting policies, - Revenue Recognition")
The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

	September 30, 2018	December 31, 2017
	(in millions)
Cash & cash equivalents	$51.1	$41.2

As of September 30, 2018, we had $51.1 million of cash and cash equivalents, an increase of $9.9 million from $41.2 million at December 31, 2017. This is primarily attributable to $33.6 million provided by operating activities, offset by $21.7 million of net cash used in financing activities.

Based on current forecasts, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital for the next 12 months from the date of filing of this quarterly report.

	Nine Months Ended September 30,
	2018	2017
	(in millions)
Net cash provided by operating activities	$33.6	$8.8

Net cash used in investing activities	$(1.9)	$(1.9)

Net cash provided by (used in) financing activities	$(21.7)	$12.8

Cash flows from operating activities:

Net cash provided by our operating activities of $33.6 million during the nine months ended September 30, 2018 is primarily due to net income of $28.6 million, $1.3 million in depreciation and amortization, a $3.4 million loss from change in warrant liability and $1.2 million of stock-based compensation, offset by approximately $0.9 million of net change in operating assets and liabilities.

Net cash provided by our operating activities of $8.8 million during the nine months ended September 30, 2017 is primarily due to net income of $8.9 million, plus $0.3 million in depreciation and amortization and $0.6 million of stock-based compensation, $0.5 million in decrease in operating assets and liabilities and $1.5 million change in warrant liability.

Cash used in investing activities:

During the nine months ended September 30, 2018, net cash used in investing activities of $1.9 million was related to a $1.0 million investment under the IBM Patent Purchase Agreement and a $0.9 million payment under the JVP Fund commitment. During the nine months ended September 30, 2017, net cash used in investing activities of $1.9 million was primarily related the IBM Patent Purchase Agreement.

Cash used in or provided by financing activities:

Net cash used in financing activities was $21.7 million during the nine months ended September 30, 2018, of which $19.9 million resulted from the redemption and retiring of both Series A-1 Preferred Stock Financing and $2.0 million related to the share repurchase program, offset by $0.2 million in the exercise of stock options.

Net cash provided by financing activities was $12.8 million during the six months ended September 30, 2017, primarily resulting from the Series A-1 Preferred Stock Financing totaling $14.4 million and Common Shares financing, totaling $12.0 million, offset by redeeming and retiring Series A Preferred Stock Financing of $13.8 million.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents. Our cash and cash equivalents as of September 30, 2018, totaled $51.1 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Philip Hartstein, and our Chief Financial Officer and Treasurer, Michael D. Noonan, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2018, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. During the nine months ended September 30, 2018, the Company repurchased 686,492 shares of its common stock under the share repurchase program, for an aggregate purchase price of approximately $2.0 million. As of September 30, 2018, the Company had a remaining authorization of $8.0 million for future share repurchases.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1
Second Amended and Restated Employment Agreement, dated August 1, 2018, between Finjan Holdings, Inc. and Philip Hartstein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 3, 2018).#

10.2
Second Amended and Restated Employment Agreement, dated August 1, 2018, between Finjan Holdings, Inc. and Julie Mar-Spinola (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed August 3, 2018).#

10.3
Second Amended and Restated Employment Agreement, dated August 1, 2018, between Finjan Holdings, Inc. and Michael Noonan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed August 3, 2018).#

10.4
Office Lease Agreement, dated July 5, 2018, by and between Finjan Holdings, Inc. and Columbia REIT - University Circle, L.P. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 3, 2018).

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

Dated:  November 13, 2018

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Noonan
Michael Noonan
Chief Financial Officer and Treasurer (Principal Financial Officer)