Form 10-K
period 2018-12-31
FINJAN HOLDINGS, INC.
filed 2019-03-13
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K
___________
Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2018

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, there were 27,172,924 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. Of these, 20,952,568 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $71,238,731 as of June 30, 2018, based on the closing price of $3.40 for the registrant’s common stock on June 30, 2018.
As of March 7, 2019, there were 27,595,840 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of Finjan Holdings, Inc.’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held in 2019 are incorporated by reference into Part III of this report.

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

PART I

ITEM 1. BUSINESS.

Overview

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”) is a pioneer in cybersecurity focused in three business lines; intellectual property licensing and enforcement, mobile security application development, and investing in cybersecurity technologies and intellectual property.  Licensing and enforcement of the Company's cybersecurity patent portfolio is operated by its wholly-owned subsidiaries Finjan, Inc. (“Finjan”) and Finjan Blue, Inc. ("Finjan Blue"). The Company’s mobile security business is operated through its wholly-owned subsidiary Finjan Mobile, Inc. ("Finjan Mobile").

Finjan Holdings was incorporated in Delaware in January of 2006, with Finjan becoming a wholly owned subsidiary of Finjan Holdings in June of 2013 after a merger transaction resulting in the public trading of our common stock. Our common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

Founded in 1997, Finjan developed software and hardware-based web and network security technologies capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers. The older, signature-based methods were standard in the web and network security industry during the 1990s. Finjan invested heavily in research and development of its technologies as well as in protecting its innovations by securing patents covering them.  As the web and endpoint security industries - known as cybersecurity - have transitioned to behavior-based detection of malicious code, we believe that our patented technologies continue to be widely used, without license, by third parties in a number of market segments.

During the years ended December 31, 2018, 2017 and 2016, we generated revenue from our cybersecurity business of approximately $82.3 million, $50.5 million and $18.4 million, respectively.

During the years ended December 31, 2018, 2017 and 2016 our net income was approximately $20.7 million, $22.8 million and $0.4 million, respectively.

As used in this Annual Report, references to the “Company,” “we,” “us,” and “our” are used to refer collectively to Finjan Holdings, Inc. and its subsidiaries, unless otherwise indicated or the context requires.

Finjan Holdings Corporate Operating History

Finjan was founded in 1997 as a wholly-owned subsidiary of Finjan Software Ltd (“FSL”), an Israeli corporation, to cultivate proprietary technologies that focused on proactively detecting threats to web and network traffic by identifying patterns and behavior of web and network viruses and other malicious code, rather than relying on lists of threats known within the web and network security industry. These technologies proactively scan and repel the latest, and often unknown, threats to network, web, and endpoint devices on a real-time basis.  Following the development of its patented technologies, FSL, together with its subsidiaries, provided secure web gateway solutions, including software and hardware, to the enterprise and endpoint markets both directly and through technology partners and original equipment manufacturers ("OEMs").

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

Between approximately 2002 and 2006, competitors in the web and network security industry began moving towards real-time, behavior-based, proactive threat detection, at times in violation of Finjan’s patent rights. As a result, and beginning in 2005, Finjan commenced its licensing program around its patents. The first license, issued in 2005, was to Microsoft. In 2006, Finjan also initiated its first patent infringement litigation against a party it believed was infringing its patents.

In October 2009, FSI transferred its portfolio of intellectual property to Finjan (its wholly-owned subsidiary at the time). In November 2009, FSI sold certain assets, including certain of its operating subsidiaries (not including Finjan), and its sales and marketing assets to M86 Security ("M86").  Finjan also granted a fully-paid, non-exclusive patent license to M86, in consideration for which M86 issued shares of its common stock to Finjan and FSI.  In connection with that transaction, and subsequent to November 2009, FSI and its remaining subsidiaries (including Finjan) ceased the development, manufacture, marketing and sale of its products, as well as research conducted through its Malicious Code Research Center as part of a confidential non-compete provision.  Finjan retained ownership of its patents and all related rights.  In March 2012, M86 merged with Trustwave Holdings, Inc. ("Trustwave") through which M86’s license from Finjan was renewed with Trustwave to include an expanded scope and an extension of the aforementioned non-compete for the development of software and hardware security products. In September 2015, Trustwave was acquired by Singapore Telecom ("SingTel").

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

In June 2013, we became publicly traded company and renamed the company Finjan Holdings, Inc. Finjan Holdings was capitalized with more than $30 million from Finjan's shareholders who, at the time of the listing on NASDAQ, owned approximately 91.5% of the Company’s public equity. Finjan’s shareholders outlined a vision as a public company to continue the licensing and enforcement of Finjan’s patented technologies as well as continuing to invest in new cybersecurity technologies and services.

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

In March 2015, the non-compete and confidentiality provisions related to the M86 and Trustwave transactions expired. Within three months, the Company had announced it was entering mobile security application development and launching an advisory services business. Today the Company operates its mobile security business through its subsidiary Finjan Mobile. CybeRisk Security Solutions, Ltd ("CybeRisk") was formed to deliver cyber security advisory services, however in 2018 the Company exited this business. Revenues and operations from CybeRisk were immaterial to the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016.

In August 2017, Finjan Holdings formed Finjan Blue to support development and licensing efforts relating to the IBM Security Patents obtained by Finjan Blue through the Patent Assignment and Support Agreement with IBM. The Agreement, includes pathways for Finjan and IBM to consider development efforts in the future and provides for the sharing of pertinent institutional knowledge and resources by IBM to Finjan Blue. The relationship with IBM was further expanded on May 15, 2018 with a second Patent Assignment and Support Agreement.

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

How we conduct our licensing programs and enforcement actions is generally guided by our “Licensing Best Practices,” which we adopted in March 2014 to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property ("IP") licensing. These Licensing Best Practices are based on the Company’s core values. In an effort to encourage meaningful discussion and drive real change in the licensing practices of entities that license (and may or may not directly manufacture or sell products) their respective patent portfolios, we called upon the IP industry to adopt similar initiatives that support technological advancements, investments in innovation and continued job creation, while preserving a strong patent system.  We continue to be involved in industry efforts in this area, we regularly receive feedback on our Licensing Best Practices, and we remain open to modifying our position based on potential adoption by broader industry groups.

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

Licensing and Enforcement – Legacy Activities, Prior to 2013

On June 24, 2005, Finjan’s then parent, FSL, entered into a patent license agreement with Microsoft Corporation for $8 million in cash as well as other valuable financial and non-financial consideration.  The license grant includes, among other things, a worldwide, non-exclusive, nontransferable royalty-free license for Microsoft and its affiliates to make, have made, use, sell, offer for sale, import and distribute licensed products, among other rights.

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

During 2014, Finjan entered into a license agreement:

•
With a confidential third party against whom Finjan had filed a patent infringement lawsuit in the Northern District of California, in settlement of such suit.  Pursuant to this agreement, the parties mutually agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement.  Under the license agreement, the third party agreed to pay Finjan a license fee of $8 million.

During 2015, Finjan entered into three license agreements:

•
A Confidential Asset Purchase and Patent License Agreement, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The agreement provides for F-Secure to pay Finjan the sum of $1.0 million in cash and the assignment by F-Secure to Finjan of two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues (the “F-Secure Patents”).

•
A license agreement with Avast Software s.r.o., a company organized under the laws of the Czech Republic ("Avast") entered into a Confidential Patent License, Settlement and Release Agreement, under which Avast licenses from Finjan a worldwide, fully-paid up, non-exclusive, perpetual, irrevocable license under the identified Finjan patents and related patent rights to use, make, have made, sell, offer to sell, import, export, and/or otherwise distribute Avast covered products through multiple tiers of distribution. In consideration of the agreement, Avast agreed to pay Finjan $2.975 million in cash.

•
A Confidential Patent License, Settlement and Release Agreement with a network security company ("Licensee") under which Licensee received from Finjan a worldwide, non-exclusive, irrevocable license under the identified Finjan patents and related patent rights to use, make, have made, sell, offer to sell, import and otherwise dispose of any and all Licensee products or services, alone or in combination with other Licensee products and services. In consideration for the license, Licensee agreed to pay Finjan $3.65 million.

During 2016, Finjan entered into three license agreements:

•
A Confidential Patent License, Settlement and Release Agreement (“June 2016 License”) with Proofpoint, Inc. (“Proofpoint”) and Armorize Technologies, Inc. The June 2016 License provides for Proofpoint to pay Finjan the sum of $10.9 million in cash. Certain portions of the June 2016 License are subject to Confidential Treatment pursuant to a Confidential Treatment request filed with the Securities and Exchange Commission (“SEC”).

•
A Confidential Patent License Agreement (the “June 30, 2016 License”) with a European cloud-based network security firm (the “2016 European Licensee”). The June 30, 2016 License provides for the 2016 European Licensee to pay Finjan $565,000 in cash.

•
A Confidential Patent License Agreement (the “December 2016 License”) with F5 Networks, Inc. (“F5”). The December 2016 License provides for F5 to pay a license fee of $4.0 million in cash. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F5 a nonexclusive, irrevocable, worldwide paid-up license under Finjan’s patents as specified in the December 2016 License.

During 2017, Finjan entered into five license agreements:

•
A Confidential Patent License Agreement (the “Veracode Agreement”) with Veracode, Inc., a Delaware corporation (“Veracode”).  Pursuant to the Veracode Agreement, Veracode obtained a license to the Finjan patent portfolio and agreed to pay a license fee of $2.0 million in cash. Such license does not grant Veracode any right to transfer, sublicense or grant any rights under the Veracode Agreement to a third party except as specifically provided under the Veracode Agreement.  Such license also has certain provisions relating to certain unlicensed products of any company that acquires Veracode, or is acquired by Veracode or its affiliates, in which case additional license fees may apply. The specific terms of the Veracode Agreement are confidential.

•
Subsequent to the Avast license agreement entered into during 2015, in March 2017, Finjan and Avast entered into an amendment to the license agreement whereupon Finjan dismissed its breach of contract and patent infringement claims against Avast and AVG with prejudice in exchange for a payment by Avast to Finjan of $7.745 million.

•
A Confidential Agreement with Sophos and certain of its affiliated companies providing for full releases by the parties and covenant not to sue and a Confidential Patent License Agreement between Finjan and Sophos Limited where Sophos Limited and its affiliates obtained a fully paid up license to the Finjan patent portfolio for a license fee of $15.0 million in cash. Additionally, Finjan Mobile entered into a Confidential Patent Cross License Agreement with Sophos Limited pursuant to which the parties granted patent cross licenses in which Sophos agreed to pay Finjan Mobile $2.5 million in cash.

•
A Confidential Patent License Agreement (the “EU Agreement”) with a European corporation ("EU Licensee"). Pursuant to the EU Agreement, EU Licensee obtained a license to our patent portfolio and agreed to pay Finjan $4.9 million cash. Such license also has certain provisions relating to certain unlicensed products of any company that acquires EU Licensee, or is acquired by EU Licensee or its affiliates, in which case additional license fees may apply. The specific terms of the EU Agreement are confidential.

•
A Confidential Patent License and Settlement Agreement (the “Finjan License”) with FireEye, Inc. whereby the companies resolved all pending litigation matters and together with a contemporaneous license agreement from FireEye to Finjan and its affiliates (the “FireEye License” and collectively with the Finjan License, the “Agreements”), the parties granted each other cross-licenses going forward. Under the terms of the Finjan License, FireEye agreed to pay Finjan $17.5 million in license fees, detailed as follows: (a) $12.5 million in cash, and (b) $5.0 million offset by $5 million in license fees from Finjan to FireEye under the FireEye License, granting a perpetual license for the use of FireEye's patents. The FireEye License was determined not to be an intangible asset since it had no defined future benefit.  Therefore, the FireEye License was expensed under SG&A.

During 2018, Finjan entered into three license agreements:

•
Finjan and collectively with the Company and its affiliated companies, (the “Finjan Parties”), announced that the Finjan Parties and the Symantec Corporation (“Symantec”) and its subsidiary, Blue Coat Systems, LLC (“Blue Coat”) (collectively, the “Symantec Parties”) entered into a Confidential Patent License and Settlement Agreement (the “License and Settlement Agreement”) effective February 28, 2018. Specifically, the parties have resolved and settled all claims between them. As part of the settlement, the Symantec Parties will obtain a license to, among others, the Finjan patents and pay the Finjan Parties $65.0 million in cash. Further, if Symantec acquires certain entities within four years from February 28, 2018, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by the Company and Symantec. The remaining terms of the License and Settlement Agreement are confidential.

•
A Confidential Patent License and Settlement Agreement (the “2018 Finjan License”) with Carbon Black, Inc., a Delaware corporation (“Carbon Black”), whereby the companies have resolved all pending litigation matters. In addition, Finjan Mobile, a wholly-owned subsidiary of the Company and Carbon Black have entered into a separate Confidential Patent Cross License Agreement (the “Cross License”), which serves to ensure the parties’ freedom to operate under the other’s patent portfolio. The terms of each agreement are confidential. Under the terms of the 2018 Finjan License, Carbon Black agreed to pay Finjan $3.9 million in license fees. Further, upon acquisition of Carbon Black or acquisitions by Carbon Black, additional one-time license fees will be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition.

•
A Confidential Patent License Agreement (the “June 2018 License Agreement”) with Trend Micro Incorporated (K.K.), a Japanese corporation (“Trend Micro Japan”) and Trend Micro, Inc., a California corporation (“Trend Micro U.S. and collectively with Trend Micro Japan, the “Trend Micro Parties”). The June 2018 License Agreement provides that the Trend Micro Parties will obtain a license to, among others, the Finjan patents and pay the Finjan parties $13.4 million in cash. Further, upon acquisition by the Trend Micro Parties of certain entities, the Trend Micro Parties will pay additional license fees to Finjan, unless otherwise mutually agreed to by the Company and the Trend Micro Parties. Further, the June 2018 License Agreement has additional provisions relating to certain unlicensed products of any company that acquires a Trend Micro Party, in which case additional license fees may apply. The parties also entered into related agreements with respect to their respective patents, including the transfer of 18 select issued security-related patent assets from the Trend Micro Parties to the Finjan Parties. In accordance with ASC-845-10-30, the Company determined that the acquired assets are non-monetary with no defined future benefit, resulting in the conclusion that they are not assets. The remaining terms of the June 2018 License Agreement are confidential.

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

Through Finjan Blue, we entered into a Patent Assignment and Support Agreement with International Business Machines Corporation, a New York corporation (“IBM”), effective August 24, 2017 ("Patent Assignment Agreement"). Pursuant to the Patent Assignment Agreement, Finjan Blue acquired 41 select issued and pending IBM patents in the security sector in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years, with a final payment due August 24, 2021. IBM will support Finjan Blue in its development and licensing of the IBM Security Patents and provide assistance for such efforts as needed for the term of the Agreement and Finjan Blue will reimburse IBM for reasonable time and out of pocket costs for such assistance, however IBM will not receive further proceeds from such efforts. IBM has reservation of rights with respect to the IBM Security Patents for its current licensees and open source initiatives. Finjan Blue and IBM also agreed to explore further development and licensing opportunities.

The relationship with IBM was further expanded on May 15, 2018 with a second Patent Assignment and Support Agreement (the “May 2018 Patent Assignment Agreement”). Pursuant to the May 2018 Patent Assignment Agreement, Finjan Blue acquired 56 select issued and pending IBM patents in the security sector. The terms of the May 2018 Patent Assignment Agreement are confidential.
On June 29, 2018, the Company including its wholly-owned subsidiaries, entered into the June 2018 License Agreement with Trend Micro Japan and Trend Micro Parties. The June 2018 License Agreement provides that the Trend Micro Parties will obtain a license to, among others, the Finjan patents and pay Finjan $13.4 million. Further, upon acquisition by the Trend Micro Parties of certain entities, the Trend Micro Parties will pay additional license fees to Finjan, unless otherwise mutually agreed to by the Company and the Trend Micro Parties. Further, the June 2018 License Agreement has additional provisions relating to certain unlicensed products of any company that acquires a Trend Micro Party, in which case additional license fees may apply. The parties also entered into related agreements with respect to their respective patents, including the transfer of 18 select issued security-related patent assets from the Trend Micro Parties to Finjan. The remaining terms of the June 2018 License Agreement are confidential.

•
Develop and Expand Existing Patent Portfolio - We have obtained and continue our efforts to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space.

•
Continue to Demonstrate Best Practices in Pursuing Licensing Relationships and Enforcing our Patent Rights - In March 2014, we adopted Best Practices to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing. We called upon and continue to promote industry-wide adoption of a set of best practices through leadership organizations such as the Licensing Executive Society (LES) and the Open Register of Patent Owners that support technological advancements, investments in innovation, and continued job creation while protected by a robust patent system. In February of 2017, the American National Standards Institute or ANSI had approved LES' application to receive accreditation to become a Standards Development Organization or SDO. With this new endorsement and governance from ANSI, Finjan is moving swiftly to build industry consensus for IP and patent related matters in a number of disciplines.  We intend to continue pursuing a proactive campaign that adheres to our best practices guidelines while rigorously protecting our intellectual property rights. We have entered into preliminary discussions with numerous potential licensees in accordance with these Best Practices but acknowledge that it takes many discussions and many months for preliminary discussions to culminate in a license agreement, if at all.  While it is our preference to resolve our patent-related disputes through amicable business solutions, protecting the value of our patented technology is paramount and enforcement actions are sometimes required.

•
Invest in Internal Research & Development through Finjan Mobile - We continue to pursue internal research and development of security technologies that both relate to Finjan's existing patented inventions as well as new concepts to meet an ever-expanding market need.  Since we do not yet have sufficient internal personnel to engage in large-scale research and development, we currently operate this business with limited internal staff focused on strategy and market development while software development is completed under contract with external developers. Products currently available include our Finjan Mobile Secure Browser and a Virtual Private Network (VPN), recently re-branded as InvinciBull, which can be used within the Finjan Browser or separately to encrypt data and keep consumers secure.

Finjan Mobile released InvinciBull VPN in September of 2018. The new and improved VPN is available for use on Apple and Android mobile platforms and Mac and Windows desktop applications. The InvinciBull VPN sits in the VitalSecurity family of products and builds upon the incorporation of Finjan's core security patented technology.

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

Patented Technologies

Through Finjan and Finjan Blue, we currently have 31 and 72 issued U.S. patents, respectively, and Finjan Mobile has 5 issued U.S. patents. Finjan’s current U.S. issued patents began expiring in 2017. Finjan also has 2 U.S. patent applications pending, 38 international issued patents, and one international patent application pending. Finjan Blue has 39 pending and issued international patents and applications. Finjan Mobile has 4 U.S. patent applications pending, and has 6 international patents pending as of the date of this report. Although we may, from time to time, focus on monetizing certain of these patents, we consider all of our patents to be “core” patents for our business.

The following tables set forth a brief description of issued and pending U.S. patents, including their respective titles:

FINJAN'S ISSUED U.S. PATENTS

U.S. Patent No.	Title
6,092,194 *	System and Method for Protecting a Computer and a Network from Hostile Downloadables
6,154,844 *	System and Method for Attaching a Downloadable Security Profile to a Downloadable
6,167,520*	System and Method for Protecting A Client During Runtime from Hostile Downloadables
6,480,962*	System and Method for Protecting A Client During Runtime from Hostile Downloadables
6,804,780 *	System and Method for Protecting a Computer and a Network from Hostile Downloadables
6,965,968	Policy-Based Caching
7,058,822	Malicious Mobile Code Runtime Monitoring System and Methods
7,418,731	Method and System for Caching at Secure Gateways
7,613,918 *	System and Method for Enforcing a Security Context on a Downloadable
7,613,926 *	Method and System for Protecting a Computer and a Network from Hostile Downloadables
7,647,633	Malicious Mobile Code Runtime Monitoring System and Methods
7,756,996	Embedding Management Data Within HTTP Messages
7,757,289	System and Method for Inspecting Dynamically Generated Executable Code
7,769,991	Automatically Executing an Anti-Virus Application on a Mobile Communication Device
7,930,299	System and Method for Appending Security Information to Search Engine Results
7,975,305	Method and System for Adaptive Rule-Based Content Scanners for Desktop Computers
8,015,182	System and Method for Appending Security Information to Search Engine Results
8,079,086 *	Malicious Mobile Code Runtime Monitoring System and Methods
8,087,079	Byte-Distribution Analysis of File Security
8,141,154	System and Method for Inspecting Dynamically Generated Executable Code
8,225,408	Method and System for Adaptive Rule-Based Content Scanners
8,474,048	Website Content Regulation
8,566,580	Splitting an SSL Connection Between Gateways
8,677,494 *	Malicious Mobile Code Runtime Monitoring System and Methods
9,141,786 *	Malicious Mobile Code Runtime Monitoring System and Methods
9,189,621 *	Malicious Mobile Code Runtime Monitoring System and Methods
9,219,755 *	Malicious Mobile Code Runtime Monitoring System and Methods
9,294,493	Computer Security Method and System with Input Parameter Validation
9,444,844*	Malicious Mobile Code Runtime Monitoring System and Methods
9,525,680	Splitting an SSL Connection Between Gateways
9,800,553	Splitting an SSL Connection Between Gateways
* Indicates that such patent has expired.

FINJAN'S PENDING U.S. PATENT APPLICATIONS

Application No.	Title
14/941,911	Malicious Mobile Code Runtime Monitoring System and Methods
15/708,719	Splitting an SSL Connection Between Gateways

FINJAN BLUE'S ISSUED U.S. PATENTS

U.S. Patent No.	Title
6,199,204*	Distribution of Software Updates via a Computer Network
6,202,207*	Method and a Mechanism for Synchronized Updating of Interoperating Software
6,314,428*	Method and Apparatus for Application Management in Computer Networks
6,584,569	System for Determining Web Application Vulnerabilities
6,779,021	Method and System for Predicting and Managing Undesirable Electronic Mail
6,785,732	Web Server Apparatus and Method for Virus Checking
6,826,716	Test Programs for Enterprise Web Applications
6,907,531	Method and Systems for Identifying, Fixing and Updating Security Vulnerabilities
7,084,760	System, Method and Program Product for Managing an Intrusion Detection System
7,140,041	Detecting Dissemination of Malicious Programs
7,177,937	Web Server Apparatus And Method For Virus Checking
7,237,265	System for Determining Web Application Vulnerabilities
7,340,776	Method and System for Configuring And Scheduling Security Audits of a Computer Network
7,346,929	Method and Apparatus for Auditing Network Security
7,437,760	Antiviral Network System
7,475,427	Apparatus, Methods and Computer Programs for Identifying or Managing Vulnerabilities Within a Data Processing Network
7,487,543	Method and Apparatus For The Automatic Determination of Potentially Worm-Like Behavior of a Program
7,490,354	Virus Detection in a Network
7,739,739	Antiviral Network System
7,770,225	Method and Apparatus for Auditing Network Security
7,779,474	Virus Detection in a Network
7,895,340	Web Server Apparatus and Method for Virus Checking
7,945,957	Antiviral Network System
7,996,905	Method and Apparatus for the Automatic Determination of Potentially Worm-Like Behavior of a Program
8,006,289	Method And System For Extending Authentication Methods
8,261,354	System, Method and Program Product for Dynamically Performing an Audit and Security Compliance Validation in an Operating Environment
8,381,242	Static Analysis for Verification of Software Program Access to Secure Resources for Computer Systems
8,458,793	Methods, Computer Program Products and Data Structures for Intrusion Detection, Intrusion Response and Vulnerability Remediation Across Target Computer Systems
8,495,357	Data Security Policy Enforcement
8,510,842	Pinpointing Security Vulnerabilities in Computer Software Applications
8,572,750	Web Application Exploit Mitigation in an Information Technology Environment
8,640,252	Obfuscating Entry of Sensitive Information
8,646,086	Image Vulnerability Repair in a Networked Computing Environment
8,683,599	Static Analysis for Verification of Software Program Access to Secure Resources for Computer Systems
8,694,786	Virtual Machine Images Encryption Using Trusted Computing Group Sealing
8,695,098	Detecting Security Vulnerabilities in Web Applications
8,752,182	Pinpointing Security Vulnerabilities in Computer Software Applications
8,782,351	Protecting Memory of a Virtual Guest
8,788,763	Protecting Memory of a Virtual Guest
8,793,800	Static Analysis for Verification of Software Program Access to Secure Resources for Computer Systems
8,800,047	System, Method and Program Product for Dynamically Performing an Audit and Security Compliance Validation in an Operating Environment

8,910,291	Black-Box Testing of Web Applications with Client-Side Code Evaluation
8,935,794	Verifying Applications Security Vulnerabilities
8,943,599	Certifying Server Side Web Applications Against Security Vulnerabilities
8,949,995	Certifying Server Side Web Applications Against Security Vulnerabilities
8,955,094	User Session Management for Web Applications
8,984,642	Detecting Security Vulnerabilities in Web Applications
9,003,480	Classifying Files on a Mobile Computer Device
9,032,528	Black-Box Testing of Web Applications With Client-Side Code Evaluation
9,032,529	Detecting Vulnerabilities in Web Applications
9,094,446	Image Vulnerability Repair in a Networked Computing Environment
9,124,624	Detecting Vulnerabilities in Web Applications
9,160,756	Method and Apparatus for Protecting Markup Language Document Against Cross-Site Scripting Attack
9,160,762	Verifying Applications Security Vulnerabilities
9,172,717	Security-Aware Admission Control of Requests in a Distributed System
9,189,625	Data Management of Potentially Malicious Content
9,231,970	Security-Aware Admission Control of Requests in a Distributed System
9,256,511	Computer Software Application Self-Testing
9,264,443	Browser Based Method of Assessing Web Application Vulnerability
9,271,146	Mobile Privacy Information Proxy
9,317,697	Processing of Restricted Access Data
9,460,291	Detecting Stored Cross-Site Scripting Vulnerabilities in Web Applications
9,471,787	Detecting Stored Cross-Site Scripting Vulnerabilities in Web Applications
9,497,209	Image Vulnerability Repair in a Networked Computing Environment
9,530,016	Using Source Taint Analysis to Reduce False Positives in an Advanced Persistent Threat (Apt) Protection Solution
9,536,085	Data Management of Potentially Malicious Content
9,544,327	Prioritizing Security Findings in a SAS Tool Based on Historical Security Analysis
9,679,159	Mobile Privacy Information Proxy
9,762,606	Image Vulnerability Repair in a Networked Computing Environment
9,838,412	Computer Software Application Self-Testing
9,876,816	Detecting Stored Cross-Site Scripting Vulnerabilities in Web Applications
9,882,926	Detecting Stored Cross-Site Scripting Vulnerabilities in Web Applications
* Indicates that such patent has expired.

FINJAN MOBILE'S ISSUED U.S. PATENTS

U.S. Patent No.	Title
9,554,279	Authorized Areas Of Authentication
9,749,867	Authorized Areas Of Authentication
10,003,975	Authorized Areas Of Authentication
10,069,858	Secure And Private Mobile Web Browser
10,091,214	Malware Warning

FINJAN MOBILE'S PENDING U.S. PATENT APPLICATIONS

Application No.	Title
15/784,139	Detection and Blocking of Web Trackers for Mobile Browsers
16/012,044	Authorized Areas of Authentication
16/111,143	Secure and Private Mobile Web Browser
16/149,080	Malware Warning

Employees

As of December 31, 2018, we had 10 full-time employees, on a consolidated basis and across all of our business lines.  We have budgeted to hire additional full-time employees (not including additional consultants or independent contractors) in the near future to expand our licensing and enforcement, mobile security and advisory services businesses. Personnel in our licensing and enforcement business are responsible for the execution of our licensing and enforcement strategy, including analyzing licensing opportunities and enforcement requirements, making tactical decisions related to our strategy, identifying new applications for our existing technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions. Although our management dictates and controls our overall litigation strategy for each case we litigate (or settle), we use outside legal counsel to execute certain aspects of our strategies. We also use consultants, including Finjan’s founder and former Chief Technology Officer, Shlomo Touboul, to assess opportunities related to our technologies and additional technologies we may pursue in the future. We also expect to hire additional full-time employees into Finjan Blue to support our development and licensing efforts of the patents obtained through our Patent Assignment Agreement and our mobile security business, operated through our subsidiary Finjan Mobile. We do not expect to hire any full-time employees to manage our investment in the JVP innovation fund.

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

We also file periodic reports, proxy statements and other information with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC.

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

We derive substantially all of our income from a relatively small number of patented technologies. As of December 31, 2018, our assets consisted primarily of Finjan's 31 U.S. and 38 international patents, and Finjan Blue’s 91 patents acquired from IBM with additional pending applications we are processing in patent offices around the world. Finjan’s current U.S. issued patents began expiring in 2017, and we currently have 2 U.S. patent applications and 1 international patent application pending as of the date of the filing of this Annual Report on Form 10-K. As new technological advances occur, many of the patented technologies we own through Finjan may become obsolete before they are completely monetized. The monetization of our patented technologies through Finjan Blue has been limited to date. There can be no certainty that we will be able to monetize our Finjan Blue patents sufficiently to recoup the cost of acquiring such patents. If we are unable to monetize our current patent assets for any reason, including obsolescence of our technologies, the expiration of our patents, or challenges to the enforceability of our patents through patent office ex parte re-examination or Inter Partes Reviews ("IPRs") or any other reason, our business and prospects would be materially harmed.

We have a history of significant cash needs and this may increase in the future.

As of December 31, 2018, we had approximately $43.3 million in cash and cash equivalents and short-term investments and working capital of $46.0 million. Although we reported net income for the years ended December 31, 2018, 2017 and 2016, we expect to continue incurring significant legal and other selling, general and administrative expenses in connection with our operations. We believe, however, that our existing revenue opportunities, balances of cash and cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for the next twelve months from the date of filing this annual report. Such belief is based on current forecasts and assumptions regarding licensing of our technology, which are currently at various stages of negotiation (which may not be successfully completed), our emerging business, as well as other financing and revenue sources. We may not be successful in finalizing such licensing efforts and even if successful, may need to raise additional capital in order to provide sufficient funds to support and grow our business.

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

Under the Leahy-Smith American Invents Act (“AIA”), patents previously granted by the USPTO may be reviewed through post-patent grant proceedings such as reexaminations or IPRs.  The basic characteristics of Ex Parte reexamination are: the patent owner or a third party may request the USPTO to reexamine an issued U.S. patent based on patents and printed publications that the requester submits for the USPTO’s consideration.  The requester must establish that the submitted prior art establishes a substantial and new question of patentability, and if the requester meets such burden, the USPTO will grant the request and order reexamination of the patent at issue.  Unless the requester of the reexamination is the patent owner, the requester’s participation terminates following such reexamination order and only the patent owner may proceed. The patent owner can appeal the final decision of the Central Reexamination Unit (“CRU”) of the USPTO to the Patent Trial and Appeal Board (“PTAB”) and may further appeal a negative decision to the Court of Appeals for the Federal Circuit (“CAFC”).

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

If we believe a third party is infringing one or more of our patents and refuses to obtain a license to use our patented technologies, we may be compelled to commence legal or administrative action against those third parties. For example, due to the breakdown in licensing discussions, we initiated patent infringement litigation against Juniper Networks, Bitdefender, and Zscaler in the second half of 2017. In 2018 we initiated patent infringement litigation against Check Point Software Technologies, Inc. and its affiliates, Fortinet, Inc., Rapid7, Inc., and Qualys, Inc. Patent litigation is inherently uncertain and we cannot predict the outcome of any litigation or administrative action. Moreover, many of the parties we believe infringe our patents are large and well-funded companies with substantially greater resources than we have and may devote substantial resources toward avoiding or limiting liability and the amount of associated damages for infringing our patents. We could also face counterclaims that challenge the essential nature, validity, enforceability or infringement of our patents. Regardless of whether legal action is successful, legal and expert fees and other costs associated with enforcement action are significant.

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

Our net income in recent years has been derived from a limited number of license agreements and settlements, and we expect that, in the near term, any income that we generate will be derived from a limited number of sources.  In 2018, we derived approximately $82.3 million of income from license agreements with three licensees. In 2017, we derived approximately $50.5 million of income from license agreements with six licensees. In 2016, we derived approximately $18.4 million of income from license agreements with three licensees. If we are unable to reach settlements and license agreements with a sufficient number of identified third parties who use our technologies, our future income and cash flow could be adversely affected.

We may raise additional capital to support our present business plan and our anticipated business growth and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

During 2017, we raised net proceeds of $14.4 million through the issuance of Series A-1 Preferred Stock and net proceeds of $12.0 million through a sale of our common stock. Based on our current operating plans (which includes our expectation of signing additional license agreements in 2019, which may not occur), our current resources are expected to be sufficient to fund our planned operations for the coming twelve months. We nonetheless may raise additional financing to fund licensing and enforcement actions, planned research and development activities and to better solidify our financial position. We may also need to raise additional funds in connection with any acquisitions of technology or intellectual property assets that we pursue. Such additional capital may not be available on acceptable terms, or at all, which would adversely affect our operations. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

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

We generate substantially all of our revenue from license and settlement agreements related to our patented technologies. In 2015, we launched our mobile security business, Finjan Mobile. In 2017, Finjan Blue was founded to support our development and licensing efforts of the IBM Security Patents obtained by Finjan Blue through the Patent Assignment and Support Agreement with IBM. The Agreement, the terms of which are confidential, includes pathways for Finjan and IBM to consider development efforts in the future and provides for the sharing of pertinent institutional knowledge and resources by IBM to Finjan Blue. Since such businesses are relatively new and unproven, they may not yield any viable new revenue, inventions or technology, which would lead to a loss of our investment in such activities. Such activities could also distract our management team from its present business initiatives, which could have a material and adverse effect on our business. If we are unable to generate sufficient revenue from such businesses or invent or acquire new technologies or products, our financial condition and operations may be materially impacted.

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

We may acquire patents and technologies that are in the early stages of adoption in the commercial and consumer markets. Demand for some of these technologies may be untested and subject to fluctuation based upon the rate at which such patents and technologies are adopted in products and services. These technologies may require long development cycles and a substantial investment before we can determine their commercial viability. As a result, there can be no assurance as to whether technologies we acquire will have value that can be timely monetized, if at all. Through Finjan Blue, we entered into a Patent Assignment and Support Agreement with IBM, effective August 24, 2017. Under the Patent Assignment Agreement, IBM is to support Finjan Blue in its development and licensing of the IBM Security Patents. On May 15, 2018, we further expanded the IBM relationship by entering into a second Patent Assignment and Support Agreement. However, there can be no assurance that we will be successful in our efforts to develop and license the IBM Security Patents or that we will recoup our investment in the IBM Security Patents.

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

Acquisitions of patent, technology or other intellectual property assets or companies may require us to raise capital during the negotiations even if the acquisition is ultimately not consummated. If we raise additional funds through the issuance of equity, equity-linked or debt securities, including those pursuant to a registered offering, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales or other financings might occur, could depress the market price of our common stock and could also impair our ability to raise capital through the sale of additional equity securities. If we issue debt securities or incur indebtedness, the incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license patents, technology or other intellectual property assets or companies and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional capital, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

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

The success of our cybersecurity business depends in part upon our ability to retain qualified legal counsel to represent us in patent litigation and our ability to manage the costs of such services.

The success of our licensing and enforcement business depends upon our ability to retain qualified legal counsel to advise us and manage our enforcement and litigation activities and our ability to manage the costs of such services. Also, since the cost of litigation can be very uncertain, we may underestimate the cost of legal counsel and related activities, in relation to the value of the enforcement activity.

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

While we were able to determine in our management’s report for fiscal 2018 that our internal control over financial reporting is effective, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, may be unable to assert that our internal controls are effective in the future. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

Furthermore, U.S. patent laws have been amended by the AIA, certain sections of which became effective in September 2011. The AIA includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the AIA changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought individually against parties allegedly infringing by their respective allegations of infringement. In practice, however, many courts have consolidated separate actions asserting the same patent for the purposes of case management and discovery, although individual trials remain separate. In addition, accused infringers may now choose to attack patent validity by instituting an IPR process before the PTAB. In 2015, in In Re Cuozzo Speed Techs., 793 F.3d 1268 (Fed. Cir. 2015), the Federal Circuit upheld a decision permitting the PTAB to evaluate patent claims under a “broadest reasonable interpretation” (“BRI”) standard. This standard used by the PTAB is higher than the “plain and ordinary meaning” standard used in federal district courts, and has led to an arguably higher incidence of the PTAB finding claims invalid in light of prior art. In January 2016, the Supreme Court agreed to hear the appeal on this issue as well as the issue of what decisions by the PTAB are appealable to the traditional appellate court system. It remains unclear what, if any, impact the AIA will have on the operation of our patent monetization and enforcement business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

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

On June 19, 2014, the Supreme Court issued a landmark decision in which it significantly tightened the standard for patentability of software patents. Alice Corp. Pty. Ltd. v. CLS Bank Int’l, 134 S. Ct. 2347 (2014). Specifically, the Supreme Court stated that if you have an idea so abstract that it cannot be patented, simply tying it to a “generic computer cannot transform a patent-ineligible abstract idea into a patent-eligible invention.” The Supreme Court further stated that tying the abstract idea to “purely functional and generic” hardware would, similarly, not make the idea patentable. Arguably, the Alice decision is intended to limit the validity of poor quality software patents. The Alice decision may provide accused infringers of software patents new arguments to challenge the validity of such patents. Since Alice, however, the Court of Appeals for the Federal Circuit (“Federal Circuit”) has addressed a handful of decisions regarding patent eligibility of software and user interfaces in relation to electronic devices. Pertinent to our business are Core Wireless Licensing S.A.R.L. v. LG Electronics, Inc., LG Electronics Mobilecomm U.S.A., Inc., _F.3d _ (Case No. 2016-2684, 2017-1922, Fed. Cir. 2018) and Finjan, Inc. v. Blue Coat Systems, Inc., _ F.3d_ (Case No. 2016-2520, Fed. Cir. 2018). In both cases, the Federal Circuit found the subject claimed inventions patent eligible and not abstract because they each recited “specific improvement[s] over prior systems.” Practically, the effects of the Alice decision are still being assessed as patent holders, attorneys, the USPTO, and courts, are trying to determine the proper bounds of the Alice decision. We cannot guarantee that the Alice decision and ensuing developments will not have a negative impact on our business.

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

On June 13, 2016, the Supreme Court issued Halo Electronics, Inc. v. Pulse Electronics, Inc., 579 U.S. _ (No. 14-1513, June 13, 2016), in which a unanimous Supreme Court rejected the 2007 Federal Circuit decision, In re Seagate Technology LLC, 497 F.3d 1360 (Fed. Cir. 2007) (en banc), which established a stringent standard for proving willful patent infringement (aka the “Seagate test”. The Supreme Court instead held that the Seagate test was inconsistent with 35 USC § 284, that provides that “a court may increase the damages up to three times” the amount awarded in a lower court, and “is unduly rigid, and it impermissibly encumbers the statutory grant of discretion to district courts.” Accordingly, the district court judges and juries now have greater latitude to decide the willfulness question and award the prevailing patentee enhanced damages, with the caveat that such a finding should be made only in “egregious” cases. Notwithstanding Halo, enhanced damages for willful infringement is not guaranteed, and we, therefore, cannot guarantee that Halo will not have a negative impact on our business.

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

Our executive officers, directors and their affiliates, together with others who own at least 10% of our outstanding common stock, beneficially own or control approximately 37% of our common stock. Accordingly, these persons, acting individually or as a group, will have substantial influence over the outcome of a corporate action requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These stockholders may also exert influence in delaying or preventing a change in control of our company, even if such change in control would benefit our other stockholders. In addition, the significant concentration of stock ownership may adversely affect the market value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales by us or our existing stockholders could dilute our stockholders and depress the market price of our common stock.

Based on information contained in Schedule 13D/A and Form 4 filings made throughout 2017 and 2018, two of our significant stockholders sold a significant number of shares of our common stock. While it is not easy to quantify how such sales may have depressed our share price, if other existing stockholders sell a large number of shares of our common stock, or if we sell additional common stock or securities that are convertible into common stock, in the future, the market price of our common stock could decline.  Further, even the perception in the public market that we or our existing stockholders might sell shares of common stock could depress the market price of our common stock.

In addition, the issuance of additional shares by us, including (i) 4,140,000 shares of our common stock in a public offering in 2017 and (ii) the issuance of 2,196,836 shares of our common stock underlying outstanding stock options and restricted stock units, 1,450,458 of which were vested as of December 31, 2018, could dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market. Further, following approval of our stockholders at our 2017 annual meeting of stockholders, we (i) increased the number of shares reserved under our 2014 Incentive Compensation Plan (“2014 Plan”) by 1,000,000 shares and (ii) added an “evergreen” feature which provides for the annual replenishment of shares to the 2014 Plan share reserve without stockholder approval (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). The issuance of shares of our common stock underlying stock options and restricted stock units to be issued following such increase will dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market. Finally, in 2017 the Company issued to Soryn HLDR a fully vested common stock warrant to purchase 2,355,506 shares of common stock, at an exercise price of $3.18 per share, with a term of three years in connection with the Series A-1 Preferred Stock financing. The exercise of such warrant will further dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our headquarters are located at 2000 University Avenue, Suite 600, East Palo Alto, CA 94303, which we lease pursuant to a lease entered into in June 2018. The lease term ends June 2023.

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

No dividends were declared or paid.

	High	Low
Year Ended December 31, 2018
Fourth Quarter	$5.54	$2.11
Third Quarter	$5.07	$3.38
Second Quarter	$3.51	$2.71
First Quarter	$3.60	$1.69
Year Ending December 31, 2017
Fourth Quarter	$2.71	$1.66
Third Quarter	$3.50	$2.06
Second Quarter	$4.06	$1.68
First Quarter	$1.78	$1.21
Year Ending December 31, 2016
Fourth Quarter	$1.90	$1.00
Third Quarter	$2.24	$1.28
Second Quarter	$2.35	$0.87
First Quarter	$1.26	$0.81

Holders

As of March 1, 2019, there were approximately 36 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing fiscal 2018 to 2017, and 2017 to 2016.

Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

Contractual Obligations. An overview of our contractual obligations outstanding as of December 31, 2018, including expected payment schedules.

Critical Accounting Policies and Estimates. A discussion of our accounting policies that require critical estimates, assumptions, and judgments.

Recent Accounting Pronouncements. A discussion of expected impacts of impending accounting changes on financial information to be reported in the future.

Overview

We operate a cybersecurity business, focused on licensing and enforcement, developing mobile security applications, and investing in emerging cybersecurity technologies and intellectual property.

We operate our cybersecurity business through our wholly-owned subsidiaries including, Finjan, Finjan Blue, and Finjan Mobile.

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

As a core element of our continued patent licensing and enforcement business, our management team, having expertise with technology and IP monetization, monitors a number of markets and assesses and observes the adoption of our patented technologies in these markets.  Our management team, in conjunction with outside legal, technical, and financial experts concludes on a case-by-case basis whether or not they believe that Finjan’s patented technologies are being used.  Based on these observations, we continue to believe our patented technologies are highly relevant in specific cybersecurity technology areas including, but not limited to, endpoint/cloud software, web gateway/internet infrastructure, and networking equipment markets. From that basis, we pursue unlicensed entities through licensing, assertion of claims or both to preserve the value of our portfolio in general. This also reinforces the value to existing licensees of the Finjan patent portfolio.

Since the sale of its hardware and software operations in 2009, our primary source of income and related cash flows has been the enforcement of its patent rights against unauthorized use and to a lesser extent, income derived from intellectual property licenses granted to third parties for the use of patented technologies that are owned by Finjan.

Finjan Blue was founded to support our development and licensing efforts of the IBM Security Patents obtained by Finjan Blue through the Patent Assignment and Support Agreement and the May 2018 Patent Assignment Agreement with IBM. The Agreements, the terms of which are confidential, includes pathways for Finjan and IBM to consider development efforts in the future and provides for the sharing of pertinent institutional knowledge and resources by IBM to Finjan Blue.

Finjan Mobile was founded to ensure that mobile devices are protected against spies, phishing and malware attacks. Given the uptrend in mobile device usage coupled with the amount of transient corporate data, the average mobile user presents and represents higher risks of data loss through hacking. The consumer mobile device has become so convenient that consumers often ignore online security and download apps and blindly agree to terms of service, purchase products, pay bills, connect to free Wi-Fi, and not think twice about personal data and photos stored on their devices. We started research and development of security products for mobile devices which benefit from technologies developed and patented by Finjan but also include the invention of new mobile technologies that will help expand our existing patent portfolio. Products currently available include our Finjan Mobile Secure Browser and a Virtual Private Network (VPN), recently re-branded as InvinciBull, which can be used within the Finjan Browser or separately to encrypt data and keep consumers secure.

As of December 31, 2018, we had 10 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Significant Developments During 2018

Redemption of Preferred Stock
In January 2018, we redeemed $6.2 million or 48,076 shares of our Series A-1 Preferred stock.

JVP Capital Call
During 2018, we made payments to the JVP fund totaling $0.9 million, reducing the commitment outstanding to $1.8 million.

Settlements with:

Symantec
In March 2018, we announced that the Finjan Parties and the Symantec Parties had entered into a License and Settlement Agreement effective as of February 28, 2018. Specifically, the Parties have resolved and settled all claims between them. As part of the settlement, the Symantec Parties obtained a license to, among others, the Finjan patents and paid the Finjan Parties $65.0 million in cash, and if Symantec acquires certain entities within four years from February 28, 2018, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by us and Symantec. The remaining terms of the License and Settlement Agreement are confidential.

Carbon Black
On April 6, 2018, we entered into a 2018 Finjan License with Carbon Black, Inc., a Delaware corporation, whereby the companies have resolved all pending litigation matters. In addition, Finjan Mobile and Carbon Black have entered into a separate Cross License, which serves to ensure the parties’ freedom to operate under the other’s patent portfolio. The terms of each agreement are confidential. Under the terms of the license, Carbon Black agreed to pay Finjan $3.9 million in license fees. Further, upon acquisition of Carbon Black or acquisitions by Carbon Black, additional one-time license fees will be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition.

Trend Micro
On June 29, 2018, we entered into the June License Agreement with the Trend Micro Parties. The June License Agreement provides that the Trend Micro Parties will obtain a license to, among others, the Finjan patents and pay the Finjan parties $13.4 million in cash. Further, upon acquisition by the Trend Micro Parties of certain entities, the Trend Micro Parties will pay additional license fees to Finjan, unless otherwise mutually agreed to by us and the Trend Micro Parties. Further, the June License Agreement has additional provisions relating to certain unlicensed products of any company that acquires a Trend Micro Party, in which case additional license fees may apply. The parties also entered into related agreements with respect to their respective patents, including the transfer of 18 select issued security-related patent assets from the Trend Micro Parties to the Finjan Parties.

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

Given our 20 plus years of history in the cybersecurity market we have had the benefit of actively participating in the progression on how technology has moved to meet the new threats and demands. We believe this puts us in a unique position to make observations and determine the best course of action in order to make investments in new developing technologies. There is still a limited appreciation for how much personal data is being pushed out over the internet for anyone to capture and unlike desktops and laptop computers, mobile devices do not have the same kind of access to security. We believe this represents a unique opportunity for Finjan to develop products for consumer mobile devices that were once only available to our enterprise customers. As such, we are building upon our current patented technology and migrating it into the mobile platform so consumers can have greater control of their security and personal information.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings Amended and Restated 2014 Incentive Compensation Plan (“2014 Restated Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance and on June 21, 2017, at our 2017 annual meeting of stockholders, our shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. Restated 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). A total of 315,292 restricted stock units and 2,486,647 options remain outstanding as of December 31, 2018, under the Restated 2014 Plan. We expect that future equity-based awards will continue to be made under the Restated 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

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

	For the Years Ended December 31,
	2018		2017		2016
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(In millions, except percentages)
Revenues	$82.3	100%	$50.5	100%	$18.4	100%

Cost of revenues	15.3	19%	6.0	12%	3.0	16%

Gross profit	67.0	81%	44.5	88%	15.4	84%

Operating expenses:
Selling, general and administrative (1)	32.2	39%	28.6	57%	14.4	79%
Research and development	2.1	2%	1.5	3%	0.6	3%
Total operating expenses	34.3	41%	30.1	60%	15.0	82%

Other income / (expense)	(4.0)	(5)%	2.2	4%	—	—

Income before income taxes	28.7	35%	16.6	33%	0.4	2%

Income tax provision (benefit)	8.0	10%	(6.2)	(12)%	—	—%

Net income (loss)	$20.7	25%	$22.8	45%	$0.4	2%

(1) Includes stock based compensation	$1.6	2%	$0.8	2%	$0.9	5%

Year ended December 31, 2018 compared with the year ended December 31, 2017:

	For the Years Ended December 31,
	2018	2017	Change	% Change
	(In millions, except percentages)
Revenues	$82.3	$50.5	$31.8	63%

Cost of revenues	15.3	6.0	9.3	155%

Gross profit	67.0	44.5	22.5	51%
Gross margin	81%	88%

Operating expenses:
Selling, general and administrative	32.2	28.6	3.6	13%
Research and development	2.1	1.5	0.6	40%
Total operating expenses	34.3	30.1	4.2	14%

Other income (expense)	(4.0)	2.2	(6.2)	(282)%

Income before income taxes	28.7	16.6	12.1	73%

Income tax provision (benefit)	8.0	(6.2)	14.2	(229)%

Net income	$20.7	$22.8	$(2.1)	(9)%

Revenue in 2018 is derived from multiple license agreements that we entered into with third-parties following negotiations pursuant to our patent licensing and enforcement program. The revenue increase is primarily due to licensing revenues, as further described in "Item 1. Business" - "Licensing and Enforcement - Current Activities, Post 2013".

Cost of revenues includes contingent legal fees directly associated with our licensing and enforcement programs. Cost of revenues increased largely in proportion to increase in revenues.

Gross profit as a percentage of revenues decreased in 2018 due to the legal fees paid on settlement.

Selling, general and administrative expenses ("SG&A") consisted primarily of legal fees incurred in operations and employee headcount related expenses. These comprise approximately 74% of total SG&A expense. Litigation expenses increased $4.2 million to $16.5 million in 2018 compared to 2017 and are primarily due to the timing of various outstanding litigation actions. See "Item 3. Legal Proceedings". Employee headcount related expenses increased $1.8 million to $7.2 million in 2018 compared to 2017, and is primarily due to incentive bonuses earned during the year. The balance of SG&A expenses include consulting, other professional services, facilities and other administrative fees and expenses.

Research and Development expenses ("R&D") are primarily from our Finjan Mobile security business and increased by $0.6 million to $2.1 million in 2018 compared to 2017, as we continue to position this business for future growth.

Other income (expense) is primarily due to changes in the fair value of the warrant liability of $3.4 million in 2018 versus a benefit of $2.2 million in 2017, and interest expense of $0.6 million in 2018, net.

We recognized an income tax expense of $8.1 million on pre-tax income of $28.7 million in 2018 as compared to a benefit from the reduction in the valuation allowance of $6.2 million in 2017.

Year ended December 31, 2017 compared with the year ended December 31, 2016:

	For the Years Ended December 31,
	2017	2016	Change	% Change
	(In millions, except percentages)
Revenues	$50.5	$18.4	$32.1	174%

Cost of revenues	6.0	3.0	3.0	100%

Gross profit	44.5	15.4	29.1	189%
Gross margin	88%	84%

Operating expenses:
Selling, general and administrative	28.6	14.4	14.2	99%
Research and development	1.5	0.6	0.9	150%
Total operating expenses	30.1	15.0	15.1	101%

Other income	2.2	—	2.2	NM

Income before income taxes	16.6	0.4	16.2	NM

Income tax provision (benefit)	(6.2)	—	(6.2)	NM

Net income	$22.8	$0.4	$22.4	NM

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

Operating expenses consists of sales and marketing, general and administrative, and research and development. Selling, general and administrative expenses ("SG&A") consisted primarily of legal fees incurred in operations and employee headcount related expenses. These comprise approximately 60% of total SG&A expense. Litigation expenses increased $6.0 million to $12.3 million in 2017 compared to 2016 and are primarily due to the timing of various outstanding litigation actions. See "Item 3. Legal Proceedings". Employee headcount related expenses increased $1.0 million to $4.6 million in 2017 compared to 2016. In addition, in 2017 we signed a patent license agreement with FireEye for $5.0 million and increased efforts focusing on the growth of the business. The balance of the increase includes other SG&A expenses including consulting, other professional fees, facilities and other administrative fees and expenses.

Operating expenses from our Finjan Mobile security business increased by $1.0 million to $1.5 million in 2017 compared to 2016, as we added resources to grow this market.

Other income represents the change in fair value of the warrant liability.

We recognized a reduction in the valuation allowance based on the anticipated benefit of $6.2 million from utilizing previous net operating losses.

Liquidity and Capital Resources

As of December 31, 2018, we had approximately $43.3 million of cash and cash equivalents and short term investments, an increase of approximately $2.1 million from $41.2 million in 2017.

During 2018, we retired all shares of the Series A-1 Preferred stock, $19.9 million or 153,000 shares.

During 2018, our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. Under the share repurchase program, we repurchased 686,492 shares of our common stock, for an aggregate purchase price of approximately $2.0 million. As of December 31, 2018, we have a remaining authorization of $8.0 million for future share repurchases.

In addition, on November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $1.8 million of the commitment remains unfunded as of December 31, 2018. The fund can make a call on our remaining commitment at any time.  We expect to make payments to honor this commitment if and when capital calls are made by the fund.

	December 31,
	2018	2017
	(in thousands)
Cash & cash equivalents	$32,011	$41,169
Short term investments	11,303	—
	$43,314	$41,169

Cash flows for the year ended December 31, 2018, 2017 and 2016

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$25,601	$16,586	$1,328

Net cash used in investing activities	(13,203)	(1,873)	(559)

Net cash provided by (used in) financing activities	(21,556)	12,778	6,808

Operating Activities: Net cash provided by operating activities was $25.6 million for the year ended December 31, 2018 and is comprised of $20.7 million in net income, $1.6 million in stock-based compensation, $1.8 million in depreciation and amortization, $3.4 million change in warrant liability and a change in deferred income taxes of $2.5 million, offset by a $4.4 million change in net operating assets and liabilities.

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

Investing Activities: During the year ended December 31, 2018, cash used in investing activities of $13.2 million was related to purchase of investments of $11.3 million, the purchase of assets under the May 2018 Patent Assignment Agreement of $1.0 million and a $0.9 million investment in the JVP fund.

During the year ended December 31, 2017, cash used in investing activities of $2.0 million was related to the purchase of assets under the first Patent Assignment Agreement, offset by $0.1 million in cash distribution received from our investment in the JVP fund.

During the year ended December 31, 2016, cash used in investing activities primarily related to the $0.6 million cash call by JVP.

Financing Activities: During the year ended December 31, 2018, net cash used in financing activities of $21.6 million was primarily from the redemption of Series A-1 Preferred Stock totaling $19.9 million, $2.0 million related to the share repurchase program, offset by $0.3 million of proceeds received from the exercise of stock options.

During the year ended December 31, 2017, net cash provided by financing activities of $12.8 million was primarily from the issuance of Series A-1 Preferred Stock totaling $14.4 million and a Common Share offering for $12.0 million, offset by redeeming and retiring Series A Preferred Stock Financing of $13.8 million.

During the year ended December 31, 2016, net cash provided by financing activities was $6.8 million. Cash provided by financing activities of $6.8 million during 2016 primarily resulted from the Series A Preferred Stock Financing in May 2016 of $6.7 million, net comprised of the initial financing of $9.5 million, net, offset by subsequent redemptions of $2.8 million.

Contractual Obligations

The following table summarizes, as of December 31, 2018, our contractual obligations over the next five years for the property lease entered into during the year ended 2018, our investment in JVP, the VPN arrangement with Avira and the asset purchase from IBM:

	Payments due by Period (In thousands)
Contractual Obligations	Less Than 1 Year	2-5 Years	Total
Operating Lease Obligations:	$747	$2,828	$3,575

Other Long-Term Liabilities:
Capital Commitments not called	800	1,000	1,800
Finjan Mobile future commitment	1,300	650	1,950
Finjan Blue future commitment	1,500	4,000	5,500
Total	$4,347	$8,478	$12,825

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

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services.

The core principle of the standard is that we should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To achieve that core principle, we apply the following five step model:

●	Identify the contract with the customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations in the contract; and
●	Recognize revenue when (or as) each performance obligation is satisfied.

Revenue from our cybersecurity business results from grants of licenses to its patented cybersecurity technology and settlements reached from legal enforcement of our patent rights. Revenue is recognized upon execution of the agreement, including any future dated payments, which often spread over several quarters or years

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs. Depending on the magnitude of specific revenue arrangements, if different judgments, assumptions and estimates are made regarding contracts executed in any specific period, our periodic financial results may be materially affected.

Monetization of patented technologies by licensing through a negotiated agreement and/or enforcement of such patented technologies by a court of law is the main source of our income. Licenses achieved by ordinary business negotiations where a fair value of the license is determined by us is recognized as revenue. Due to our unique business, it is often necessary to file patent infringement litigation against users of our patented technologies as part of the licensing and enforcement activities. We may enter into certain settlements of patent infringement disputes once litigation commences. The amount of consideration received upon any settlement or judgment is allocated to each element of the settlement based on the fair value of each element using the residual method. Elements with fair values related to licensing agreement, royalty revenues, net of contingent legal fees, are recognized as revenue. When we are unable to determine the fair value of a license agreement or a settlement, the value of the license agreement or settlement is recognized as contra expense or gain on settlements in other income.

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

Off-Balance Sheet Arrangements

In connection with the investment in JVP, we have a commitment balance outstanding of approximately $1.8 million, which can be called at any time.

In connection with our Distribution Agreement with Avira, we have approximately $2.0 million outstanding, which is payable quarterly over the next two years, with a final payment due April 1, 2020.

Recent Accounting Pronouncements

See "NOTE 2 - Summary of significant accounting policies, - Recently issued accounting pronouncements"

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents and short term investments. Our cash and cash equivalents and short term investments as of December 31, 2018, totaled $43.3 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2018, to provide reasonable assurances that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting of operations as of December 31, 2018. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on this assessment, our management concluded that, as of December 31, 2018, our internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2019 (the “Proxy Statement”) under the caption “Directors, Management and Corporate Governance.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1. Business — Corporate Information.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm – Disclosure of Marcum LLP Fees for the Years Ended December 31, 2018, 2017 and 2016” and “- Pre-Approval Policies and Procedures.”

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

10.1
Form of Registration Rights Agreement, dated as of June 3, 2013, by and between the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed June 3, 2013)

10.2
Second Amended and Restated Employment Agreement, dated August 1, 2018, between Finjan Holdings, Inc. and Philip Hartstein (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed August 3, 2018)#

10.3
Second Amended and Restated Employment Agreement, dated August 1, 2018, by and between the Company and Julie Mar-Spinola (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed August 3, 2018)#

10.4
Second Amended and Restated Employment Agreement, dated August 3, 2018, between Finjan Holdings, Inc. and Michael Noonan (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed August 3, 2018)#

10.5	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)#

10.6	Form of Option Award under the Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed March 14, 2014)#

10.7	Finjan Holdings, Inc. Amended and Restated 2014 Incentive Compensation Plan, dated July 10, 2014, as amended and restated June 21, 2017*#

10.8	Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.9
Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed August 11, 2014)#

10.10	Summary of Director Compensation (incorporated by reference to our Current Report on Form 8-K filed April 8, 2014)#

10.11	Summary of 2017 Executive Incentive Compensation Plan (incorporated by reference to our Current Report on Form 8-K filed March 28, 2017)#

10.12	Finjan Holdings, Inc. Israeli Appendix to the 2014 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 26, 2015)#

10.13	Form of Israeli Option Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 26, 2015)#

10.14
Office Lease Agreement, dated July 5, 2018, between Finjan Holdings, Inc. and Colombia REIT - University Circle. L.P. (incorporated by reference to Exhibit 10.1 to our current report on form 8-K filed August 3, 2018)

Exhibit Number	Exhibit Description
21.1	Subsidiaries of Finjan Holdings, Inc.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

101.INS	XBRL Instance Document*+

101.SCH	XBRL Taxonomy Extension Schema Document*+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*+

*	Filed herewith.

%	Confidential treatment has been obtained with respect to certain omitted portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

FINJAN HOLDINGS, INC.

Date:	March 13, 2019	By:	/s/ Philip Hartstein
Philip Hartstein
President & Chief Executive Officer (Principal Executive Officer)

Date:	March 13, 2019	By:	/s/ Michael Noonan
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric Benhamou	Director	March 13, 2019
Eric Benhamou

/s/ Daniel Chinn	Chairman	March 13, 2019
Daniel Chinn

/s/ Glenn Daniel	Director	March 13, 2019
Glenn Daniel

/s/ Harry Kellogg	Director	March 13, 2019
Harry Kellogg

/s/ Michael Southworth	Director	March 13, 2019
Michael Southworth

/s/ Alex Rogers	Director	March 13, 2019
Alex Rogers

/s/ Gary Moore	Director	March 13, 2019
Gary Moore

/s/ John Greene	Director	March 13, 2019
John Greene

/s/ Philip Hartstein	President & Chief Executive Officer	March 13, 2019
Philip Hartstein	(Principal Executive Officer)

/s/ Michael Noonan	Chief Financial Officer & Treasurer	March 13, 2019
Michael Noonan	(Principal Financial and Accounting Officer)

FINJAN HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Finjan Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Finjan Holdings, Inc. (the “Company”) as of December 31, 2018, and 2017, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of Accounting Pronouncement

As discussed in Note 2, on January 1, 2018, the Company has adopted Accounting Standards Codification Topic 606 as its method of accounting for revenue.

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

/s/ Marcum LLP
Marcum LLP

We have served as the Company’s auditor since 2012.

New York, NY
March 13, 2019

FINJAN HOLDINGS, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$32,011	$41,169
Short term investments	11,303	—
Accounts receivable	2,550	2,606
Prepaid expenses and other current assets	6,580	765
Total current assets	52,444	44,540
Property and equipment, net	99	140
Investments	3,518	2,618
Intangible assets, net	5,507	7,748
Deferred income taxes	2,811	6,201
Other assets, non-current	214	—
Total Assets	$64,593	$61,247

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,394	$4,646
Accounts payable, related parties	163	112
Accrued expenses	394	1,303
Accrued income taxes	—	13
Warrant liability	—	1,096
Other liabilities, current	1,500	1,086
Total current liabilities	6,451	8,256

Other liabilities, non-current	3,463	5,500
Total Liabilities	9,914	13,756

Commitments and contingencies (Note 7)

Redeemable Preferred Stock
Series A-1 Preferred stock - $0.0001 par value, no shares and 153,000 issued and outstanding at December 31, 2018 and 2017, respectively (Liquidation preference of $0 and $19,890 at December 31, 2018 and 2017 respectively)	—	18,965

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding (which excludes 0 and 153,000 shares of Redeemable Preferred Stock at December 31, 2018 and 2017, respectively) at December 31, 2018 and 2017	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 27,568,656 and 27,707,328 shares issued and outstanding at December 31, 2018 and 2017	3	3
Additional paid-in capital	28,534	22,968
Retained earnings	26,142	5,555
Total Stockholders’ Equity	54,679	28,526

Total Liabilities and Stockholders’ Equity	$64,593	$61,247
The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues	$82,300	$50,484	$18,387
Cost of revenues	15,271	6,008	3,037
Gross profit	67,029	44,476	15,350

Operating Expenses:
Selling, general and administrative	32,190	28,596	14,427
Research and development	2,094	1,473	570
Total operating expenses	34,284	30,069	14,997

Income from operations	32,745	14,407	353

Other Income / (Expense)
Interest and other income	319	27	—
Interest expense	(829)	—	—
Change in fair value of warrant liability	(3,445)	2,217	—
Total other income (loss)	(3,955)	2,244	—

Income before provision for income taxes	28,790	16,651	353

Income tax provision (benefit)	8,052	(6,160)	3

Net Income	20,738	22,811	350

Accretion of preferred stock	(925)	(4,882)	(6,789)
Net income (loss) attributable to common stockholders	$19,813	$17,929	$(6,439)

Net income per share, basic	$0.75	$0.90	$0.02
Net income per share, diluted	$0.73	$0.87	$0.02

Net income (loss) per share applicable to common stockholders, basic	$0.72	$0.71	$(0.28)
Net income (loss) per share applicable to common stockholders, diluted	$0.70	$0.68	$(0.28)

Weighted average common shares outstanding, basic	27,484,655	25,353,966	22,837,263
Weighted average common shares outstanding, diluted	28,416,512	26,269,727	22,837,263

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total
	Shares	Amount

Balance – December 31, 2015	22,640,611	$2	$23,946	$(17,606)	6,342
Stock-based compensation expense	—	—	872	—	872
Issuance of common stock from exercise of stock options	462,117	—	111	—	111
Accretion of Series A preferred stock	—	—	(6,789)	—	(6,789)
Net income	—	—	—	350	350
Balance – December 31, 2016	23,102,728	2	18,140	(17,256)	886
Stock-based compensation expense	—	—	843	—	843
Exercise of stock options and RSUs	464,600	—	229	—	229
Accretion of Series A preferred stock	—	—	(292)	—	(292)
Accretion of Series A-1 preferred stock	—	—	(4,590)	—	(4,590)
Issuance of warrants classified as a liability	—	—	(3,313)	—	(3,313)
Sale of Common Stock	4,140,000	1	11,951	—	11,952
Net income	—	—	—	22,811	22,811
Balance – December 31, 2017	27,707,328	3	22,968	5,555	28,526
Stock-based compensation expense	—	—	1,593	—	1,593
Exercise of stock options and RSUs	547,820	—	357	—	357
Accretion of Series A-1 preferred stock	—	—	(925)	—	(925)
Warrant liability reclassifications	—	—	4,541	—	4,541
ASC 606 adjustment	—	—	—	1,872	1,872
Shares repurchase	(686,492)	—	—	(2,023)	(2,023)
Net income	—	—	—	20,738	20,738
Balance – December 31, 2018	27,568,656	$3	$28,534	$26,142	$54,679

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net Income	$20,738	$22,811	$350
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,800	815	63
Accretion of intangible assets	1,483	—	—
Change in fair value of warrant liability	3,445	(2,217)	—
Deferred income taxes	2,712	(6,201)	—
Stock-based compensation expense	1,593	843	872
Changes in operating assets and liabilities:
Accounts receivable	2,606	(1,540)	(1,066)
Prepaid expenses and other assets	(6,029)	(152)	34
Accrued expenses	(909)	(529)	1,382
Accounts payable	(252)	2,788	(362)
Accounts payable - related parties	51	24	71
Accrued income taxes	(13)	10	(6)
Other liabilities	(1,624)	(66)	(10)
Net Cash Provided by Operating Activities	25,601	16,586	1,328

Cash Flows From Investing Activities
Purchase of intangible assets	(1,000)	(2,000)	—
Purchases of additional investment	(900)	—	(550)
Purchases of marketable securities	(11,303)	—	—
Proceeds from investments	—	127	—
Purchase of property and equipment	—	—	(9)

Net Cash Used in Investing Activities	(13,203)	(1,873)	(559)

Cash Flows From Financing Activities
Proceeds from the sale of Series A Preferred shares, net of issuance costs	—	—	9,490
Proceeds from the sale of Series A-1 Preferred shares, net of issuance costs	—	14,375	—
Redemption of Preferred shares	(19,890)	(13,778)	(2,793)
Proceeds from Common share offering, net of issuance costs	—	11,952	—
Repurchase of Finjan Holdings shares	(2,023)	—	—
Proceeds from exercise of stock options	357	229	111

Net Cash (Used in) Provided by Financing Activities	(21,556)	12,778	6,808

Net Increase Cash and Cash Equivalents	(9,158)	27,491	7,577
Cash and Cash Equivalents - Beginning	41,169	13,678	6,101

Cash and Cash Equivalents - Ending	$32,011	$41,169	$13,678

	For the Years Ended December 31,
	2018	2017	2016
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$10,700	$30	$—
Non-cash investing and financing activities:
Accretion of Series A Preferred Stock	—	292	6,789
Accretion of Series A-1 Preferred Stock	925	4,590	—
Series A-1 warrant liability	—	3,313	—
Patent purchase in exchange for payable	—	6,500	—
Changes in accounts receivable, adoption of ASC606	2,550	—	—
Changes in deferred tax, adoption of ASC606	678	—	—
Reclassification of warrant liability to equity	4,541	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

ORGANIZATION

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation, and its wholly owned subsidiaries, Finjan, Inc. (“Finjan”), Finjan Blue, Inc. ("Finjan Blue") and Finjan Mobile, Inc. ("Finjan Mobile") operates a cybersecurity business focused in three business lines: intellectual property licensing and enforcement, mobile security application development and investing in cybersecurity technologies and intellectual property. Licensing and enforcement of the Company's cybersecurity patent portfolio is operated, through its wholly-owned subsidiaries Finjan and Finjan Blue. Revenues and operations are concentrated in Finjan; other subsidiaries were immaterial to the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016. Our subsidiary CybeRisk was formed in 2015 to deliver cyber security advisory services, however in 2018, the Company exited this business. Revenues and operations from CybeRisk were immaterial to the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016. The Company’s common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

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

CASH AND CASH EQUIVALENTS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are demand deposits and money market accounts.

SHORT TERM INVESTMENTS

Investments consist of U.S. Treasury Bills, which are classified as held-to-maturity, Certificates of Deposit and other Corporate Debt Securities. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s investments mature within the next twelve months. Unrealized gains and losses are de minimis. As of December 31, 2018, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all of its cash and cash equivalents in financial institutions located in the United States. The Company also has certain bank accounts with minimal balances in Israel. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts. As of December 31, 2018, and 2017, substantially all of the Company’s cash and cash equivalents and short term investments are uninsured.

During 2018, revenues generated by the Company were derived from three license agreements that the Company entered into with third parties in 2018. Two licenses comprised 95% of the Company's revenue for 2018.

During 2017, revenues generated by the Company were derived from six license agreements that the Company entered into with third parties in 2017. Two licenses comprised 67% of the Company's revenue for 2017.

During 2016, revenues generated by the Company were derived from 3 license agreements that the Company entered into with third parties in 2016. One license comprised 59% of the Company's revenue for 2016.

See “Note 9 - License, Settlement and Release Agreement.”

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company does not currently require any collateral for accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company did not record an allowance for doubtful accounts as of December 31, 2018 and 2017, respectfully. Bad debt expense for the years ended December 31, 2018, 2017 and 2016 was nil.

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

INVESTMENTS

Investments that are not controlled, and over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. All of the Company’s investments as of December 31, 2018 and 2017 and are accounted for under the cost method.

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

REVENUE RECOGNITION

Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09")

Under Accounting Standards Codification ("ASC") 605, revenues were recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured. This guidance was followed prior to January 1, 2018,

Under ASU 2014-09 revenue is recognized when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. In addition, ASU 2014-09 requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The core principle of the standard is that the Company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company should apply the following five step model:

●	Identify the contract with the customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligations in the contract; and
●	Recognize revenue when (or as) each performance obligation is satisfied.

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

The Company adopted ASU 2014-09 using the modified retrospective method effective January 1, 2018. For further details, see "Recently Issued Accounting Pronouncements adopted January 1, 2018" below.

RESEARCH AND DEVELOPMENT EXPENSE

The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of professional services costs associated with the development of mobile security application products.

SOFTWARE DEVELOPMENT COSTS

Software development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Software development costs incurred subsequent to achievement of technological feasibility were not material and were expensed as incurred during the years ended December 31, 2018, 2017 and 2016.

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates, and income and expenses are translated using average exchange rates during the period. Foreign currency translation gains (losses) were immaterial for the years ended December 31, 2018, 2017 and 2016.

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

DERIVATIVE LIABILITIES

In connection with the issuance of Series A-1 Preferred Stock in June 2017, the Company issued a warrant with variable consideration through September 2018. The Company determined that this instrument is an embedded derivative pursuant to ASC 815, “Derivatives and Hedging.” The accounting treatment of derivative financial instruments requires that the Company record the warrant, at its fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date through the expiration of the variable consideration. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. Upon expiration of the variable consideration the warrant liability at that time of $4.5 million was reclassified to equity.

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

The principal assumptions used in applying the model were as follows:

	Upon 2018 Expiration	December 31, 2017
Assumptions:
Risk-free interest rate	2.3% - 2.5%	1.5% - 2.0%
Expected life	1.8 - 2.2 Years	2.5 - 3 Years
Expected volatility	65% - 70%	50% - 60%
Dividends	0%	0%

FAIR VALUE OF FINANCIAL INSTRUMENTS

The reported amounts of the Company’s financial instruments, including cash and cash equivalents, short term investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to their short maturities.

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

The Company classifies short term investments as available-for-sale investments within Level 2 in the fair value hierarchy as it uses alternative pricing sources and models using market observable inputs to determine their fair value. These include financial and industrial securities of $10.2 million and asset backed securities of $1.1 million at December 31, 2018. Unrealized gains were immaterial as of December 31, 2018. The Company had no short term investments at December 31, 2017.

The fair value measurement of the warrant issued in conjunction with the Series A-1 Preferred Stock is a derivative liability based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s Controller who reports to the Chief Financial Officer, determines valuation policies and procedures, which are reflected in the Company's assumptions in measuring fair value.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$19,813	$17,929	$(6,439)

Denominator:
Weighted-average common shares, basic	27,484,655	25,353,966	22,837,263
Weighted-average common shares, diluted*	28,416,512	26,269,727	22,837,263
Net income (loss) per common share:
Basic:	$0.72	$0.71	$(0.28)
Diluted:	$0.70	$0.68	$(0.28)

* The diluted earnings per common share included the weighted average effect of 215,196 unvested Restricted Stock Units and 716,661 stock options that are potentially dilutive to earnings per share for the twelve months ended December 31, 2018, since the exercise price of such securities was less than the average market price during the period.

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive and consist of the following:

	December 31,
	2018	2017	2016
Stock options	822,269	1,864,292	1,607,347
Restricted stock units	13,333	—	185,260
Warrants	2,355,506	2,355,506	—
Total	3,191,108	4,219,798	1,792,607

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. As of December 31, 2018, 2017 and 2016, an immaterial liability for unrecognized tax benefits was required to be reported. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses. There were no amounts accrued for penalties or interest as of, or during the years ended December 31, 2018, 2017 and 2016.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Adopted 2018:

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. The Company has completed its analysis of the new revenue standards and has established an implementation plan and believes the systems in place are adequate to support application of this guidance.

The Company adopted ASU 2014-09 January 1, 2018 using the modified retrospective method. This method required retrospective application of the new accounting standard to those contracts which were not completed as of January 1, 2018. Results for the reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The change to the current revenue policy is the timing of revenue recognition. Under the guidance ASC 605, the Company recognized revenue upon receipt of funds related to an executed agreement or funds which were received within 90 days of receipt. Under the guidance ASU 2014-09, all revenue is recognized upon execution of the agreement, including any future dated payments, which often spread over several quarters or years.

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

In accordance with the new revenue recognition standards, the impact of adoption of ASC-606 to the consolidated statement of operations and balance sheet for the period ended December 31, 2018 was as follows (in thousands):

Income Statement	Year ended December 31, 2018
	As reported	Balance without adoption - ASC606	Effect of change
Revenue	$82,300	$82,300	$—

Provision for income taxes	8,052	8,052	—

Net income (loss)	20,738	20,738	—

Balance Sheet	December 31, 2018
	As reported	Balance without ASC-606	Effect of Change

Current Assets
Accounts Receivable	$2,550	$—	$(2,550)
Other long-term assets(1)	678	—	$(678)
Prepaid tax	5,429	5,429	$—

Liabilities and Stockholders' Equity
Retained Earnings	$26,142	$22,914	$3,228
(1) Deferred tax assets related to the adoption of ASC606

The Company also adopted the following standards during 2018, none of which had a material impact on the Company's consolidated financial statements:

STANDARD	DESCRIPTION	EFFECTIVE DATE

2016-09	Compensation - Stock Compensation (Topic 718): Improvements to Employee Share- Based Payment Accounting	January 1, 2018

2016-15	Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	January 1, 2018

2018-07	Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share Based Payment Accounting	June 1, 2018

Not Yet Adopted as of December 31, 2018

ASU No. 2016-02 “Leases” ("ASU 2016-02")

In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize almost all leases on their balance sheet as a leased asset and a lease liability. Lessees are allowed to account for short-term leases (i.e., leases with a term of 12 months or less) off- balance sheet, consistent with current operating lease accounting. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.

The Company has decided to adopt ASU 2016-02 using the modified retrospective approach with a cumulative-effect adjustment recorded at the beginning of the period of adoption (January 1, 2019). Therefore, the Company will recognize and measure operating leases on the consolidated balance sheet without revising comparative period information or disclosure. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, classification and initial direct costs.

The Company elected the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The new standard is expected to result in the recording of leased assets and lease liabilities for the Company’s operating leases of approximately $2.7 - $2.9 million and approximately $2.8 - $2.9 million, respectively, as of January 1, 2019. The difference between the leased assets and lease liabilities primarily represents the existing deferred rent liabilities balance, resulting from historical straight-lining of operating leases, which was effectively reclassified upon adoption to reduce the measurement of the leased assets. The adoption of ASU 2016-02 is not anticipated to have an impact on Company’s results from operations and cash flows. The adoption of new standard will result in additional disclosures around amount, timing and uncertainty of cash flows arising from leases including quantitative and qualitative information including significant judgments in applying the new standard.

ASU 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815) ("ASU 2017-11")

In July 2017, the FASB issued ASU 2017-11, I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception". Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The adoption of this standard is not expected to have a material impact on the consolidated financial statements and related disclosures.

ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”)

In August 2018, the FASB issued ASU 2018-13, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating this guidance and the impact of this update on its condensed consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS & PATENTS AND INTANGIBLE ASSETS

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as presented below:

	As of December 31,
	2018	2017
	(in thousands)
Prepaid income taxes	$5,429	$—
Other prepaid expenses and other current assets	1,151	765
	$6,580	$765

Patents and Intangible Assets

The Company owns or possesses licenses to use its patents. The costs of maintaining the patents are expensed as incurred.

The Company and Finjan Blue entered into a Patent Assignment and Support Agreement (the “Patent Assignment Agreement”) with IBM effective as of August 24, 2017 (see "Note 7 - Commitments and Contingencies"). Pursuant to the Patent Assignment Agreement, Finjan Blue acquired select IBM patents in the security sector. In accordance with ASC 350-30-35-2 through 35-4, Intangibles-Goodwill and Other, the Company determined that the useful life of the patents acquired under the Patent Assignment and Support Agreement should be amortized over the four-year term of the agreement.

On May 15, 2018, Finjan Blue, entered into a second agreement with IBM (the “May 2018 Patent Assignment Agreement”). Pursuant to the May 2018 Patent Assignment Agreement, Finjan Blue acquired 56 select issued and pending IBM patents in the security sector. The terms of the May 2018 Patent Assignment Agreement are confidential. In accordance with ASC 350-30-35-2 through 35-4, Intangibles-Goodwill and Other, the Company determined that the useful life of the patents acquired under the May 2018 Patent Assignment Agreement should be amortized over five years as the covenants between the parties are effective for that period.

Management did not identify any triggering events which would have necessitated an impairment change.

The components of these intangible assets are as follows:

	As of December 31,
	2018	2017
	(in thousands)
Patents	$26,069	$26,552
Less accumulated amortization	(20,562)	(18,804)

Intangible assets, net	$5,507	$7,748

Amortization expense for the years ended December 31, 2018 and 2017 was approximately $1.8 million and $0.8 million, respectively, and nil for the year ended December 31, 2016.

Future amortization costs of $5.5 million will be recognized ratably over the next 4.5 years.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

The components of property and equipment were as follows:

	As of December 31,
	2018	2017
	(In thousands)
Office equipment, leasehold improvements and furniture	$308	$319
Less accumulated depreciation	(209)	(179)
Property and equipment, net	$99	$140

Depreciation expense for the year ended December 31, 2018 was approximately $30,000 and approximately $63,000 for both years ended December 31, 2017 and 2016.

NOTE 5 – INVESTMENTS

On November 21, 2013, the Company made a $5 million commitment to invest in Jerusalem Venture Partners (“JVP Fund”). If and when the Company funds the entire amount of the investment, the investment will be less than a 10% limited partnership interest in which the Company will not be able to exercise control or significant influence over the fund. Accordingly, the Company has accounted for this investment under the cost method of accounting.

As of December 31, 2018, $1.8 million remains outstanding on this commitment. The December 31, 2018 balance includes $0.3 million from net distribution by the JVP fund that was retained to fund future investment activities. The retained proceeds did not reduce the Company's future capital commitments to the fund.

There were no identified events or changes in circumstances that are believed to have had a significant adverse effect on the fair value of the investments as of December 31, 2018, 2017 and 2016.

The following is a summary of the Company’s investments (in thousands):

JVP Fund

Balance - January 1, 2016	$2,195
Investment made during 2016	550
Balance - December 31, 2016	2,745
Cash distribution during 2017	(127)
Balance - December 31, 2017	$2,618
Investment made during 2018	900
Balance - December 31, 2018	$3,518

NOTE 6 – ACCRUED EXPENSES AND WARRANT LIABILITY

Accrued expenses

The components of accrued expenses are as below:

	As of December 31,
	2018	2017
	(In thousands)
Compensation	$336	$1,233
Other	58	70
	$394	$1,303

Warrant Liability

A roll forward of the Company’s Level 3 derivative liabilities is as follows (in thousands):

Balance, December 31, 2016	$—
Fair value of derivative liabilities at issuance	3,313
Change in the fair value of derivative liabilities	(2,217)
Balance, December 31, 2017	1,096
Change in fair value of warrant liability	3,445
Reclassification to additional paid-in capital	(4,541)
Balance, December 31, 2018	$—

NOTE 7 – COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On July 19, 2018, the Company entered into an office lease agreement for its headquarters commencing October 1, 2018 through June 2023. The annual rent is approximately $0.7 million, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rent is subject to an approximate 3.5% increase at each anniversary of the commencement date during the term of the agreement. The agreement also required a security deposit of $214,000, which is included in other non-current assets in the accompanying condensed consolidated balance sheets.

The following table sets forth the Company’s aggregate future minimum payments under its operating lease commitments as of December 31, 2018 (in thousands):

Year ending December 31,
2019	$747
2020	$773
2021	$801
2022	$829
2023	$425
Total	$3,575

The Company was also party to certain office lease agreements in New York, NY and Menlo Park CA, which expired during 2018 and 2017, respectively.

For the years ended December 31, 2018, 2017 and 2016, aggregate rent expense was approximately $632,000, $754,000 and $782,000, respectively.

The Company accounts for its leases under the straight-line method of accounting. Deferred rent payable was $74,000 and $36,000 as of December 31, 2018 and 2017, respectively, and is included in other current liabilities on the consolidated balance sheets.

Rental income for the years ended December 31, 2018, 2017 and 2016 was $244,000, $350,000 and $394,000, respectively.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under existing sublease agreements as of December 31, 2018 is immaterial.

CONTRACTUAL OBLIGATIONS

Finjan Mobile

On April 21, 2017, the Company and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will use the VPN Platform as part of its Vital Security™ suite of product offerings. Avira also granted Finjan Mobile related license rights in connection with the Distribution Agreement and starting July 1, 2017, Finjan Mobile will pay Avira $3.9 million in fees under the Distribution Agreement, payable in 12 quarterly installments of $325,000 over the next 3 years. The Company has analyzed the terms of the agreement and has accounted for the transaction as a service agreement, to be expensed over the service period. As of December 31, 2018, the Company has a $2.0 million contractual obligation due over the next 6 quarters.

Finjan Blue

As described in Note 3, pursuant to the Patent Assignment Agreement, Finjan Blue acquired select IBM patents in the security sector (the “IBM Security Patents”) in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years. The Company’s initial $2.0 million payment was made on August 24, 2017 and a second payment on August 24, 2018. As of December 31, 2018, the Company has a $5.5 million obligation due over the next 3 years, which has been recorded at its present value as a component of other liabilities on the accompanying consolidated balance sheets.

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

NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. FireEye, Inc., Case No. 4:13-cv-03133-SBA (N.D. Cal)

Finjan filed a patent infringement lawsuit against FireEye, Inc. (“FireEye”) in the United States District Court for the Northern District of California on July 8, 2013, asserting that FireEye was directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 7,058,822; 7,647,633; 7,975,305; 8,079,086; 8,225,408; and 6,154,844 through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to FireEye’s Threat Protection Platform, including the FireEye Malware Protection System, the FireEye Dynamic Threat Intelligence, and the FireEye Central Management System. On January 12, 2018, the parties stipulated that all claims in the case be dismissed with prejudice pursuant to a confidential patent license and settlement agreement executed December 29, 2017.

Finjan, Inc. v. Blue Coat Systems, Inc., Case No. 5:13-cv-03999-BLF (N.D. Cal.) ("Blue Coat I")

Finjan filed a patent infringement lawsuit against Blue Coat Systems, Inc., (“Blue Coat I”) in the United States District Court for the Northern District of California on August 28, 2013, asserting that Blue Coat was directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 6,965,968; 7,058,822; 7,418,731; and 7,647,633 (the “Asserted Patents”) through the manufacture, use, importation, sale, and/or offer for sale of its products and services. This action was before the Honorable Judge Beth Labson Freeman. Trial commenced July 20, 2015. On August 4, 2015, the jury returned a unanimous verdict that each of the Finjan Asserted Patents are valid and enforceable. Further, the jury returned a unanimous verdict that Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 6,965,968; and 7,418,731 were literally infringed by Blue Coat, and that U.S. Patent No. 7,647,633 was infringed by Blue Coat under the Doctrine of Equivalents. The jury also awarded Finjan approximately $39.5 million in damages as reasonable royalties for Blue Coat's infringement, and such finding was appealed by Blue Coat to the Court of Appeals for the Federal Circuit ("Federal Circuit"). On March 5, 2018, the Court ordered, pursuant to stipulation between the parties following entry into a confidential patent license and settlement agreement, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Blue Coat Systems LLC, Case No. 5:15-cv-03295-BLF (N.D. Cal.)

Finjan filed a second patent infringement lawsuit against Blue Coat Systems LLC (“Blue Coat II”) in the United States District Court for the Northern District of California on July 15, 2015, asserting that Blue Coat was directly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,965,968; 7,418,731; 8,079,086; 8,225,408; 8,677,494; 8,566,580; 9,141,786; 9,189,621; and 9,219,755 through the manufacture, use, importation, sale, and/or offer for sale of its products and services. This action was before the Honorable Judge Beth Labson Freeman. A trial was held on October 31, 2017, that resulted in a partial verdict, followed by a retrial on certain issues on January 8, 2018. The Court declared a mistrial following the Federal Circuit’s January 10, 2018 issuance of its decision related to Blue Coat I. The Court ordered, among other things, a second retrial for February 12, 2018, which it later vacated on February 9, 2018. On March 5, 2018, the Court ordered, pursuant to stipulation between the parties following entry into a confidential patent license and settlement agreement, dismissal of all claims with prejudice.

Finjan, Inc. v. Symantec Corporation, Case No. 4:14-cv-02998-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Symantec Corporation (“Symantec”) in the United States District Court for the Northern District of California on June 30, 2014, asserting that Symantec was directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,756,996; 7,757,289; 7,930,299; 8,015,182; 8,141,154; 6,154,844; 7,613,926; and 8,677,494 through the manufacture, use, importation, sale, and/or offer for sale of certain products and services. This action was before the Honorable Haywood S. Gilliam, Jr. On March 5, 2018, the Court ordered, pursuant to stipulation between the parties following entry into a confidential patent license and settlement agreement dated February 28, 2018, that all claims in the case be dismissed with prejudice.

Finjan, Inc. v. Palo Alto Networks, Inc., Case No. 4:14-cv-04908-PJH (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. (“Palo Alto Networks”) in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 6,965,968; 7,058,822; 7,418,731; 7,613,918; 7,613,926; 7,647,633; 8,141,154; 8,225,408; and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection. Finjan seeks entry of judgment that Palo Alto Networks has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. This action is before the Honorable Phyllis J. Hamilton. Palo Alto Networks filed several petitions for IPR's before the PTAB. The PTAB instituted review of certain patents and denied institution on other challenged patents. In particular, the PTAB instituted and subsequently determined that the challenged claims of U.S. Patent Nos. 8,141,154 and 8,225,408 were not unpatentable; upon which Palo Alto Networks appealed to the Federal Circuit. Oral argument before the Federal Circuit regarding the ‘154 and ‘408 Patents was heard June 6, 2018. On September 19, 2018, the Federal Circuit affirmed the PTAB’s holding that Palo Alto Networks failed to demonstrate that the instituted claims of the ‘408 Patent are unpatentable. On November 19, 2018, the Federal Circuit affirmed the PTAB’s holding that Palo Alto Networks failed to demonstrate that the instituted claims of the ‘154 Patent are unpatentable for IPR2015-01979, and vacated the PTAB’s decision in IPR2016-00151 and remanded the proceeding to be consistent with the Supreme Court’s decision in SAS Institute. The PTAB also instituted and subsequently determined that certain of the challenged claims of U.S. Patent No. 8,677,494 were not unpatentable, which is pending before the Federal Circuit. On May 26, 2016, the Court ordered a stay to remain in effect until the PTAB’s final determination of the instituted IPRs and the matter remains stayed pending appeal. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183-CAB (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC and ESET SPOL S.R.O. (collectively "ESET") in the United States District Court for the Northern District of California (Case No. 3:16-cv-03731-JD (N.D. Cal.)) on July 1, 2016, asserting that ESET infringes Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,975,305; 8,079,086; 9189,621; and 9,219,755 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, ESET ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, Host-based Intrusion Prevention System (HIPS), and ESET LiveGrid technologies including ESET’S Home Protection, Small Office, and Business product lines and ESET Services. Finjan seeks entry of judgment that ESET has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. The case was transferred to the Southern District of California on January 30, 2017. ESET filed a

Complaint for Declaratory Judgment against Finjan in the United States District Court for the Southern District of California on July 1, 2016, asserting that there is an actual controversy between the parties to declare that ESET does not infringe any claim of U.S. Patent No. 7,975,305 (“the ‘305 Patent”). ESET sought an entry of judgment that it has not infringed any claim of the ‘305 Patent, an injunction against Finjan from asserting any of the claims in the ‘305 Patent against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. This action is before the Honorable Cathy Ann Bencivengo. Details on procedures prior to February 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On February 20, 2018, ESET filed a Motion to Stay Pending Inter Partes Review, which Finjan opposed. On May 7, 2018, the Court granted ESET’s Motion to Stay with regard to the ‘305 Patent only. The Court’s Scheduling Order was amended on October 4, 2018, January 4, 2019 and February 25, 2019, such that the following dates are now in effect: close of expert discovery is March 15, 2019; opening dispositive and Daubert motions are due April 23, 2019, with oppositions due on May 14, 2019, replies due on May 28, 2019, and hearings on dispositive and Daubert motions are to be determined; the final pretrial conference is scheduled for September 13, 2019; and the trial is to commence October 29, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Cisco Systems, Inc., Case No. 5:17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 8,141,154; and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of judgment that Cisco has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Beth Labson Freeman. Details on procedures prior to March 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On August 16, 2017, the Court issued a scheduling order that set opening summary judgment briefs for September 12, 2019, with oppositions due on October 3, 2019, replies due on October 17, 2019, and a hearing for the motions for summary judgment on October 31, 2019, a final pretrial conference for April 23, 2020, and trial to commence on June 1, 2020. On April 2, 2018, Finjan filed a Motion to Strike Cisco’s Affirmative Defenses of prosecution laches, ensnarement doctrine, and inequitable conduct, to which a hearing was held on August 30, 2018. On June 7, 2018, the Court held a claim construction tutorial, and on June 15, 2018, the Court held a claim construction hearing. An Order Construing Claims in U.S. Patent No's 6,154,844; 6,804,780; 7,647,633; 8,141,154; and 8,677,494 was issued on July 23, 2018. The Court held a case management conference on August 30, 2018 and confirmed the jury trial to commence on June 1, 2020. On September 13, 2018, the Court granted Finjan’s Motion to Strike Cisco’s Affirmative Defenses of prosecution laches and ensnarement doctrine, and a portion of Cisco’s inequitable conduct defense, with leave to amend. On October 4, 2018, Cisco filed its Second Amended Answer and Affirmative Defenses. On February 5, 2019, the Court issued an Order Construing Additional Claims in U.S. Patent Nos. 6,154,844; 6,804,780; and 7,647,633. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket Nos. 2 Ni 53/16 (EP). 4c O 33/16 (Düsseldorf District Court and Munich Court)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O., a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringes Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, and damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. The infringement hearing was held on October 5, 2017. On November 24, 2016, ESET filed a nullity action. Finjan responded to the nullity action contesting the nullity action completely and requesting the Court to reject the action and impose the cost of the proceedings to the claimant. The nullity order is pending.

Finjan, Inc. v. Blue Coat Systems, Inc., and Blue Coat Systems GmbH., Docket Nos. 2 Ni 22/17 (EP), 4c O 57/16 (Dusseldorf District Court and Munich Court)

Finjan filed a third patent infringement lawsuit against Blue Coat Systems, Inc., which was its first patent infringement suit against Blue Coat’s subsidiary Blue Coat Systems GmbH (collectively "Blue Coat"), located in Munich Germany in the Dusseldorf District Court of Germany on October 14, 2016. Finjan asserted that Blue Coat infringed Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”) through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent. Blue Coat filed a nullity (invalidity) action in Munich, Germany. On March 2, 2018, the parties entered into a confidential settlement agreement. On March 6, 2018, Blue Coat withdrew their nullity action in Germany.

Finjan, Inc. v. SonicWall, Inc., Case No. 5:17-cv-04467-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against SonicWall, Inc. (“SonicWall”) in the United States District Court for the Northern District of California on August 4, 2017, asserting that SonicWall is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 7,058,822; 6,804,780; 7,613,926; 7,647,633; 8,141,154; 8,677,494; 7,975,305; 8,225,408; and 6,965,968 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Appliance Products utilizing Capture ATP and/or Gateway Security Services and Email Security Products utilizing Capture ATP and/or Gateway Security Services. Finjan seeks entry of judgment that SonicWall has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Beth Labson Freeman. On October 13, 2017, SonicWall filed a Motion to Dismiss Finjan’s Complaint for Failure to State a Claim for Willful Infringement. On May 16, 2018, the Court denied Sonicwall’s Motion to Dismiss. On May 30, 2018, SonicWall filed its Answer to Complaint. On June 20, 2018, Finjan filed a Motion to Strike SonicWall’s Seventh Affirmative Defense of inequitable conduct. Defendant’s opposition was filed on July 5, 2018, and Finjan’s reply was filed on July 12, 2018. Finjan’s Motion to Strike was heard on December 6, 2018. On September 11, 2018, the Court amended its scheduling order pursuant to the parties’ stipulation such that the claim construction hearing was held on March 1, 2019. Pursuant to the Court’s December 14, 2017 Case Management Order, a final pretrial conference is set for March 18, 2021, and a jury trial to commence on May 3, 2021. On November 2, 2018, the Court granted the parties’ stipulation to withdraw Finjan’s Motion to Strike and grant SonicWall leave to amend its answer. On November 9, 2018, SonicWall filed its Amended Answer and Affirmative Defenses. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Bitdefender Inc., et al., Case No. 4:17-cv-04790-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Bitdefender Inc. and Bitdefender S.R.L. (“Bitdefender”) in the United States District Court for the Northern District of California on August 16, 2017, asserting that Bitdefender is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 7,930,299; 8,141,154; and 8,677,494 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Total Security, Family Pack, Internet Security, Antivirus Plus, Security for XP and Vista, Antivirus for Mac, Mobile Security, GravityZone Enterprise Security, GravityZone Elite Security, GravityZone Advanced Business Security, GravityZone Business Security, Hypervisor Introspection, Security for AWS, Cloud Security for MSP, GravityZone for xSP, and BOX. Finjan seeks entry of judgment that Bitdefender has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Haywood S. Gilliam, Jr. On December 13, 2017, Finjan filed a Motion to Strike Bitdefender’s Answer, Counterclaims, and Affirmative Defenses, for which a hearing was held on March 8, 2018. On December 21, 2017, Bitdefender filed a Motion to Dismiss, Or In the Alternative, to Quash the Return of Summons. Finjan filed its opposition on January 4, 2018. On January 11, 2018, the parties submitted a proposed order stipulating to Bitdefender withdrawing its Motion to Dismiss as moot, which the Court entered into on January 12, 2018. On April 17, 2018, the Court granted in part and denied in part Finjan’s Motion to Strike affirmative defenses. Specifically, the Court granted Finjan’s motion to strike defenses of prosecution laches, waiver, estoppel, unclean hands, and denied the motion to strike the affirmative defenses of inequitable conduct and prosecution history estoppel. On February 5, 2018, Bitdefender filed a Motion to Stay, which it withdrew by stipulation with Finjan on May 8, 2018. On April 5, 2018, the parties filed a Joint Claim Construction statement. Bitdefender filed its First Amended Answer and Counterclaims on May 8, 2018, and Finjan filed its Answer to Counterclaim on May 22, 2018. A claim construction hearing was held on June 6, 2018. A Claim Construction Order issued on February 14, 2019 and a further case management conference is currently set for March 12, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Juniper Networks, Inc., Case No. 3:17-cv-05659-WHA (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Juniper Networks, Inc. (“Juniper”) in the United States District Court for the Northern District of California on September 29, 2017, asserting that Juniper is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 7,613,926; 8,141,154; 8,677,494; 7,975,305; and 8,225,408 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, SRX Gateways, SRX Gateways using Sky ATP, and Contrail. Finjan seeks entry of judgment that Juniper has infringed and is infringing the Asserted Patents, has and is inducing infringement, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable William H. Alsup. On February 23, 2018, the Court set the following dates: (1) on June 7, 2018, the parties to file early motions for summary judgment, for the one asserted claim each have selected as its compelling case for noninfringement or invalidity, with oppositions due June 28, 2018, and replies due July 12, 2018; and on July 26, 2018, a hearing for the summary judgment motions; (2) the last day for dispositive motions (other than the early motions for summary judgment) is April 11, 2019; (3) a pretrial conference on June 5, 2019; and (4) jury trial on July 8, 2019. On February 28, 2018, Juniper filed its Answer and Counterclaims against Finjan. On March 21, 2018, Finjan filed its Answer to Juniper’s Counterclaim. On May 31, 2018, Finjan filed a Motion for Leave to File a Second Amended Complaint to assert U.S. Patent No. 7,418,731 (“the ‘731 Patent”); after considering the parties’ briefs and oral argument, the Court granted Finjan’s Motion to File a Second Amended Complaint on July 19, 2018. The parties filed their respective opening summary judgment briefs for one asserted claim on June 7, 2018, their oppositions on June 28, 2018, and replies on July 12, 2018. Finjan moved for summary judgment of infringement on the ‘494 Patent, and Juniper moved on summary judgment of invalidity, non-infringement, and limited damages of the ‘780 Patent. A hearing on the parties’ summary judgment motions was held on July 26, 2018. Finjan also moved to dismiss Juniper’s counterclaims and strike its affirmative defenses on June 15, 2018. On July 27, 2018, Finjan filed its Second Amended Complaint to assert the ‘731 Patent. On August 9, 2018, the Court granted Juniper’s Motion for Summary Judgment of Non-infringement of the ‘780 Patent. On August 21, 2018, the parties filed a response to the Court’s August 20, 2018, order requesting supplemental briefing for summary judgment of the ‘494 Patent. On August 24, 2018, the Court granted in part Finjan’s Motion for Summary Judgment of the ‘494 Patent. On August 31, 2018, the Court converted Finjan’s motion to dismiss to a judgment on the pleadings and dismissed Juniper’s claims of prosecution laches, inequitable conduct for the ‘154 and ‘494 Patents, and ensnarement doctrine, and ordered that Juniper may seek leave to amend, and denied Finjan’s motion to dismiss unclean hands. On September 21, 2018, Juniper filed a Motion for Leave to File an Amended Answer (“Motion for Leave”). Finjan filed its Opposition to the Motion for Leave on October 5, 2018, and Juniper’s Reply re the Motion for Leave was filed on October 12, 2018. On October 29, 2018, the Court granted Juniper leave to amend its complaint with regard to inequitable conduct of the ‘494 and ‘154 Patents and denied leave to amend with regard to Juniper’s claims of prosecution laches. Juniper filed its First Amended Answer on November 5, 2018. On November 6, 2018, the Court ordered a second round of early motions for summary judgment on one asserted claim for each party, with opening motions for summary judgment filed on February 14, 2019, oppositions to be filed by March 14, 2019, and replies by April 4, 2019, with a hearing on May 2, 2019. The Court also vacated the pretrial and trial dates set for June 5, 2019, and July 8, 2019, in light of the briefing schedule for the second round of early summary judgment. A final pretrial conference for trial on the ‘494 Patent was held on December 4, 2018, and a jury trial commenced on December 10, 2018. On December 14, 2018, the jury found no infringement of Claim 10 of the ‘494 Patent. On January 10, 2019, the parties filed Motions for Judgment as a Matter of Law, Oppositions on January 24, 2019, and Replies on January 31, 2019. A trial for Juniper’s equitable defenses, counterclaims, and Section 101 defense is set for July 29, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.
Finjan, Inc. v. ZScaler, Inc., Case No. 3:17-cv-06946-JST (N.D. Cal.)

Finjan filed a patent infringement lawsuit against ZScaler, Inc. (“ZScaler”) in the United States District Court for the Northern District of California on December 5, 2017, asserting that ZScaler is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 7,647,633; 8,677,494 and 7,975,305 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, ZScaler’s Internet Access Bundles (including Professional, Business, and Transformation), Private Access Bundle (including Professional Business, and Enterprise), ZScaler Enforcement Node (“ZEN”), Secure Web Gateway, Cloud Firewall, Cloud Sandbox, and Cloud Architecture products and services. Finjan seeks entry of judgment that ZScaler has and continues to infringe the Asserted Patents, has and continues to induce infringement, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty, enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Jon S. Tigar. On March 5, 2018, Finjan moved to strike ZScaler’s affirmative defense. ZScaler filed an Amended Answer and Counterclaims on March 29, 2018, and Finjan’s Motion to Strike was terminated as moot. On April 2, 2018, Finjan filed an Answer to ZScaler’s Counterclaim. The Court set a claim construction tutorial for May 14, 2019, and a claim construction hearing for May 28, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Trustwave Holdings, Inc., C.A. No. N18C-04-006 WCC-CCLD (Del. Super. Ct.)

Finjan filed a breach of contract lawsuit against Trustwave Holdings, Inc. (“Trustwave”) in the Superior Court of Delaware on April 4, 2018, asserting that Trustwave breached a patent licensing agreement with Finjan by failing to pay owed royalties, failing to comply with audit procedures as provided by that licensing agreement, and for failing to pay for that audit. Finjan seeks entry of judgment that Trustwave be ordered to pay damages due to the breach of the agreement and the cost of the audit, including interest, and that Finjan be awarded attorneys’ fees. This action is before the Honorable William C. Carpenter, Jr. Trustwave moved to dismiss the Complaint on June 8, 2018, and filed its opening brief on June 29, 2018. Finjan opposed the Motion to Dismiss on July 30, 2018, and Trustwave filed its Reply on August 13, 2018. A hearing on the Motion to Dismiss was heard on November 19, 2018. On February 11, 2019, Judge Carpenter issued an Order denying Trustwave’s Motion to Dismiss and permitting Finjan’s Breach of Contract suit to proceed. A schedule has not yet been set in the case. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Check Point et al., Case No. 3:18-cv-02621-WHO (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Check Point Software Technologies Inc. and Check Point Software Technologies Ltd. (“Check Point”) in the United States District Court for the Northern District of California on May 3, 2018, asserting that Check Point is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,965,968; 7,418,731; 7,647,633; 8,079,086; 8,141,154; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Check Point’s Next Generation Firewall and Security Gateway products, Blade products, CloudGuard products, Endpoint Protection products, Advanced Threat Prevention products, Mobile Security products, ZoneAlarm products, Threat Intelligence products, Security Management and Policy Management products, ThreatCloud Managed Security Service products, Smart-1 Appliance products, products using SandBlast technology, and products utilizing the Gaia Operating System. Finjan seeks entry of judgment that Check Point has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable William H. Orrick. On July 16, 2018, Check Point filed its Answer. A case management conference was held on August 14, 2018. On August 15, 2018, the Court issued its Civil Pretrial Order setting a hearing for summary judgment motions on September 30, 2020, a pretrial conference on December 14, 2020, and a jury trial to commence on January 25, 2021. On November 21, 2018, Check Point filed its Amended Answer. On December 5, 2018, Finjan filed a Motion to Strike Check Point’s Affirmative Defenses of lack of standing for the ‘154 Patent, prosecution laches, and inequitable conduct for the ‘154 and ‘494 Patents. On January 25, 2019, the Court granted Finjan’s Motion to Strike Check Point’s Affirmative Defenses of lack of standing and prosecution laches with leave to amend its prosecution laches defense, and denied the Motion to Strike with respect to inequitable conduct. On February 12, 2019, Check Point filed a Motion for Leave to Amend its Answer and Affirmative Defenses to include inequitable conduct defenses for the ‘086, ‘633, and ‘844 Patent, and unenforceability defense based on a terminal disclaimer filed for the ‘086 Patent. Finjan’s Opposition was filed on February 26, 2019, and Check Point’s Reply was filed on March 5, 2019. On February 27, 2019, the Court scheduled a claim construction tutorial for June 14, 2019 and a claim construction hearing for June 21, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Rapid7, Inc. et al., Case No. 1:18-cv-01519-MN (D. Del)

Finjan filed a patent infringement lawsuit against Rapid7, Inc. (“Rapid7”) in the United States District Court for the District of Delaware on October 1, 2018, asserting that Rapid7 is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,975,305; 8,225,408; 7,757,289; 7,613,918; 8,079,086; 8,141,154; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Rapid7’s InsightIDR, InsightVM (Nexpose), InsightAppSec, AppSpider, Metaspliot and Komand technologies, including Rapid7 Insight Platform products. Finjan seeks entry of judgment that Check Point has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Maryellen Noreika. Rapid7 filed an Answer on December 5, 2018. On December 26, 2018, Finjan filed a Motion to Strike Rapid7’s Affirmative Defenses of inequitable conduct for the ‘154, ‘494, and ‘086 Patents. Rapid7 filed its Opposition on January 9, 2019, and Finjan filed its Reply on January 16, 2019. On February 13, 2019, the Court issued a Scheduling Order that set a claim construction hearing for October 18, 2019, a pretrial conference for February 8, 2021, and trial for February 22, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.
Finjan, Inc. v. Fortinet, Inc., Case No. 3:18-cv-06555-JD (N.D. Cal.)
Finjan filed a patent infringement lawsuit against Fortinet, Inc. (“Fortinet”) in the United States District Court for the Northern District of California on October 26, 2018, asserting that Fortinet infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,965,968; 7,058,822; 7,418,731; 7,647,633; 7,975,305; 8,079,086; 8,225,408; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Fortinet’s FortiGate, FortiManager, FortiAnalyzer, FortiSiem, FortiSandbox, FortiMail, FortiWeb, ForitCache, and FortiClient technologies, including Fortinet Security Fabric products. Finjan seeks entry of judgment that Fortinet has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable James Donato. On December 17, 2018, the Court ordered Finjan to show cause in writing by December 27, 2018, as to why the case should not be stayed pending resolution of the other actions where overlapping patents are being actively litigated and permitted Fortinet to file a statement of its views by January 2, 2019. Fortinet’s Answer and Counterclaims were filed on December 19, 2018. On December 27, 2018, Finjan filed its Response to Order to Show Cause, opposing a stay, and Fortinet filed its Response requesting a stay on January 2, 2019, and on January 3, 2019, the Court held a hearing regarding the stay. On January 7, 2019, the Court stayed the case until the next status conference, on February 21, 2019. At the February 21, 2019 status conference, and subsequently in its Minute Order dated February 25, 2019, the Court directed the parties to file by February 28, 2019, a joint statement identifying the patents and claims at issue and unique in the case. There can be no assurance that Finjan will be successful in settling or litigating these claims.
Finjan, Inc. v. Qualys Inc., Case No.4:18-cv-07229-YGR (N.D. Cal.)
Finjan filed a patent infringement lawsuit against Qualys Inc. (“Qualys”) in the United States District Court for the Northern District of California on November 29, 2018, asserting that Qualys infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 8,677,494; 7,975,305; 8,225,408; 6,965,968; 7,418,731; and 8,141,154 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Qualys’ products and services that utilize Vulnerability Management, Threat Protection, Continuous Monitoring, Indicators of Compromise, Container Security, Web App Firewall, Web App Scanning, and Compliance Monitoring, including Qualys Cloud Platform products. Finjan seeks entry of judgment that Qualys has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Yvonne Gonzalez Rogers. On January 23, 2019, Qualys filed its Answer and Counterclaims. On February 13, 2019, Finjan filed its Answer to Qualys’ Counterclaim. An initial case management conference was held on March 4, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.
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

U.S. Patent No. 8,015,182 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of claims 8-11, 13 of U.S. Patent No. 8,015,182 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,812. The request for reexamination was granted on October 17, 2016. On December 19, 2016, Finjan filed a Petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. A non-final Office Action rejecting claims 8-11 and 13 was issued on April 13, 2017. An Examiner Interview was conducted on May 23, 2017 and a Response to the non-final Office Action was filed on June 13, 2017. A final Office Action was mailed November 9, 2017 and a Response was filed January 8, 2018. An Advisory Action was mailed February 8, 2018 and a Notice of Appeal was filed February 12, 2018. An Appeal Brief was filed on April 12, 2018. An Examiner’s Answer was mailed on May 14, 2018 and a Reply Brief and Request for Oral Hearing were filed on July 11, 2018. Oral arguments were presented before the PTAB on September 12, 2018 and a Decision reversing the Examiner’s rejection of claims 8-11 and 13 was issued on October 1, 2018. A Notice of Intent to Issue Ex Parte Reexamination Certificate confirming the patentability of claims 8-11 and 13 was mailed on January 24, 2019.

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

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016 and a non-final Office Action was mailed on April 12, 2016. A Response to the non-final Office Action was filed on June 13, 2016. A Final Action was mailed on August 24, 2016 with a Response due October 24, 2016. A Response to the Final Action was filed on October 24, 2016 and a second interview with the Patent Office was conducted. The Patent Office issued an Advisory Action maintaining the rejections. A Notice of Appeal was filed on November 11, 2016 and an Appeal Brief was filed on January 23, 2017. An Examiner’s Answer was mailed on March 29, 2017. Finjan’s Reply Brief and Request for Oral Hearing were filed on May 30, 2017. Oral Hearing was held December 12, 2017. On July 2, 2018 the Patent Trial and Appeal Board affirmed the Examiner in a 2-1 decision. A Notice of Appeal to the Federal Circuit was filed on September 4, 2018 (Case No. 18-2354). On December 21, 2018, Finjan filed its opening brief and on February 13, 2019, the appellee filed its responsive brief; and on March 20, 2019, Finjan will file its reply brief. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

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

U.S. Patent No. 8,677,494 (Assignee, Finjan, Inc.)
On September 10, 2015, Symantec filed a Petition for IPR of U.S. Patent No. 8,677,494 (IPR2015-01892). Finjan filed a POPR to the Petition on December 28, 2015. On March 18, 2016, the PTAB granted Symantec’s Petition to institute the IPR proceeding on claims 1, 2, 5, 6, 10, 11, 14, and 15. On April 1, 2016, Finjan filed a Request for Rehearing. The PTAB denied the Request for Rehearing on May 23, 2016. On March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6. Symantec filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 16, 2017, and on May 18, 2017, Finjan filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Case Nos. 17-2034 and 17-2047). Symantec and Blue Coat filed their Opening Appellant Brief on August 25, 2017. The Federal Circuit consolidated Case No. 17-2543 filed by Palo Alto Networks and Blue Coat Systems with Case No. 17-2034. Palo Alto Networks and Blue Coat Systems filed their Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a Motion to Withdraw from appeal numbers 17-2034, 17-2047, 17-2543 and 17-2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s Motion to Withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its Reply Brief on April 18, 2018. The Patent Office’s Reply Brief was filed on May 22, 2018, and Finjan’s Reply Brief was filed on June 5, 2018. Oral argument was heard on December 6, 2018.

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate Petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01979; IPR2016-00151) and a Motion for Joinder to Symantec’s Petition for IPR (IPR2015-01547). Finjan filed a POPR to the first Petition in IPR2015-01979 on December 29, 2015 and the PTAB granted institution of IPR proceedings on March 21, 2016. On April 5, 2016, Finjan filed a Partial Request for Rehearing, and on April 19, 2016, the PTAB denied Finjan’s Partial Request for Rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a Partial Request for Rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a Joint Notice to amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition. An oral hearing was held for IPR2016-00151 on January 24, 2017 and on March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. An oral hearing was held for IPR2015-01979 on December 15, 2016 and on March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. On April 14, 2017, Palo Alto Networks filed a Request for Rehearing. On May 19, 2017, the PTAB denied Palo Alto Networks’ Request for Rehearing. Palo Alto Networks and Symantec Corp. filed Notice of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case Nos. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Networks and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 8, 2018, Symantec filed a Motion to Withdraw from appeal numbers 17-2314 and 17- 2315. On March 13, 2018, the Federal Circuit granted Symantec’s Motion to Withdraw. Oral argument was heard on June 6, 2018. On November 19, 2018, the Federal Circuit vacated the PTAB’s decision in IPR2016-00151 and remanded the proceeding to be consistent with the Supreme Court’s decision in SAS Institute. On January 23, 2019, the PTAB modified its institution decision to include review of dependent claims 9 and 12. Petitioner’s Institution Response Brief is to be filed by February 13, 2019, Patent Owner’s Response is to be filed by March 6, 2019, Petitioner’s Reply is to be filed by March 13, 2019, and Patent Owner’s Sur-reply is to be filed by March 20, 2019. Oral argument is scheduled for March 26, 2019.

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

U.S. Patent No. 8,677,494 (Assignee, Finjan, Inc.)
On November 6, 2015, Palo Alto Networks Inc. filed a Petition for IPR of U.S. Patent No. 8,677,494 (IPR 2016-00159). Finjan filed a POPR to the Petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a Joint Notice to Amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition. An oral hearing was held on February 16, 2017. On April 11, 2017, the PTAB issued a Final Written Decision stating that claims 3 - 5 and 10 - 15 have not been shown to be unpatentable, and that claims 1, 2, and 6 have been shown to be unpatentable. Finjan filed a Request for Rehearing on May 11, 2017, and on July 17, 2017, the PTAB denied Finjan's request. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal for IPR2016-00159 and IPR2016-01174 to the United States Court of Appeals for the Federal Circuit on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case No. 17-2543). The Federal Circuit consolidated the appeal with Case No. 17-2034. Palo Alto Networks and Blue Coat Systems filed their Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a Motion to Withdraw from appeal numbers 17-2543 and 17-2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s Motion to Withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its Reply Brief on April 18, 2018. The Patent Office’s Reply Brief was filed on May 22, 2018, and Finjan’s Reply Brief was filed on June 5, 2018. Oral argument was heard on December 6, 2018.

U.S. Patent No. 8,225,408 (Assignee, Finjan, Inc.)
On April 27, 2016, Blue Coat Systems, Inc. filed two (2) separate Petitions for IPR of U.S. Patent No. 8,225,408 (IPR2016-00955; IPR2016-00956), and Motion for Joinder to Palo Alto Networks, Inc.’s Petitions for IPR (IPR2015-02001 and IPR2016-00157). On August 30, 2016, the PTAB granted Blue Coat Systems, Inc.’s Motions for Joinder. On March 17, 2017, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims in IPR2015-02001 and IPR2016-00157. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 22, 2017 (Case No. 17-2059). Palo Alto Networks and Blue Coat filed their Opening Appellant Brief on September 15, 2017. Finjan filed its Response Brief on November 27, 2017, and Palo Alto Networks and Blue Coat filed their Reply Brief on January 11, 2018. On March 7, 2018, Blue Coat filed a Motion to Withdraw from the appeal. On March 13, 2018, the Federal Circuit granted Blue Coat’s Motion to Withdraw. Oral argument was heard on June 6, 2018. On September 19, 2018, the Federal Circuit upheld the PTAB’s decision.

U.S. Patent No. 8,677,494 (Assignee, Finjan, Inc.)
On April 14, 2016 and on June 10, 2016, Blue Coat Systems, Inc. filed two Petitions for IPR of U.S. Patent No. 8,677,494 (IPR2016-00890; IPR2016-01174) and a Motion for Joinder to Symantec Corp.’s Petition for IPR (IPR2015-01892) and Palo Alto Networks, Inc.’s Petition for IPR (IPR2016-00159). The PTAB granted Blue Coat’s Motions for Joinder. On March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 in IPR2015-01892. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal for IPR2016-00159 and IPR2016-01174 to the United States Court of Appeals for the Federal Circuit on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case No. 17-2543). The Federal Circuit consolidated the appeal with Case No. 17-2034. Palo Alto Networks and Blue Coat Systems filed their Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a Motion to Withdraw from appeal numbers 17-2543 and 17-2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s Motion to Withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its Reply Brief on April 18, 2018. The Patent Office’s Reply Brief was filed on May 22, 2018, and Finjan’s Reply Brief was filed on June 5, 2018. Oral argument was heard on December 6, 2018.

U.S Patent No. 7,975,305 (Assignee, Finjan, Inc.)
On July 4, 2017, ESET, LLC and ESET SPOL S.R.O. filed a Petition for IPR of U.S. Patent No. 7,975,305 (IPR2017-01738). Finjan filed its POPR on November 3, 2017. On January 31, 2018, the PTAB instituted IPR on claims 1-25. Finjan’s Patent Owner Response was filed on August 21, 2018 and Petitioner’s Reply was filed on November 5, 2018. Oral argument was heard on December 3, 2018. On January 24, 2019, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims.

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

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On December 22, 2017, Cisco Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (IPR2018-00391). Finjan’s POPR was filed on March 28, 2018. On June 5, 2018, the PTAB instituted IPR on claims 1, 4, 8, and 11-14. Finjan’s Patent Owner Response was filed on September 10, 2018, and Petitioner’s Reply was filed on December 10, 2018, and Finjan’s Sur-Reply was filed on January 30, 2019. Oral argument is scheduled for March 6, 2019.

U.S. Patent No. 6, 154,844 (Assignee, Finjan, Inc.)
On October 2, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 6,154,844 (IPR2019-00026). Finjan’s POPR was filed on January 11, 2019.

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
On October 3, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 8,141,154 (IPR2019-00031). Finjan’s POPR was filed on January 11, 2019.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On October 10, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (IPR2019-00060). Finjan’s POPR was filed on February 7, 2019.

U.S. Patent No. 7,613,926 (Assignee, Finjan, Inc.)
On October 11, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 7,613,926 (IPR2019-00073). Finjan’s POPR was filed on February 7, 2019.

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

NOTE 9 – LICENSE, SETTLEMENT AND RELEASE AGREEMENTS

On June 29, 2018, the Company including its wholly-owned subsidiaries, entered into a Confidential Patent License Agreement (the “June 2018 License Agreement”) with Trend Micro Incorporated (K.K.), a Japanese corporation (“Trend Micro Japan”) and Trend Micro, Inc., a California corporation (“Trend Micro U.S. and collectively with Trend Micro Japan, the “Trend Micro Parties”). The June 2018 License Agreement provides that the Trend Micro Parties will obtain a license to, among others, the Finjan patents and pay the Finjan parties $13.4 million in cash which Finjan received June 29, 2018. The Company recognized $13.4 million as revenues in 2018. Further, upon acquisition by the Trend Micro Parties of certain entities, the Trend Micro Parties will pay additional license fees to Finjan, unless otherwise mutually agreed to by the Company and the Trend Micro Parties. Further, the June 18 License Agreement has additional provisions relating to certain unlicensed products of any company that acquires a Trend Micro Party, in which case additional license fees may apply. The parties also entered into related agreements with respect to their respective patents, including the transfer of 18 select issued security-related patent assets from the Trend Micro Parties to the Finjan Parties. In accordance with ASC-845-10-30, the Company determined that the acquired assets are non-monetary with no defined future benefit, resulting in the conclusion that they are not assets. The remaining terms of the June 2018 License Agreement are confidential.

On April 6, 2018, the Company and its wholly-owned subsidiary Finjan, entered into a Confidential Patent License and Settlement Agreement (the “Finjan 2018 License”) with Carbon Black, Inc., a Delaware corporation (“Carbon Black”), whereby the companies resolved all pending litigation matters. In addition, Finjan Mobile, a wholly-owned subsidiary of the Company and Carbon Black entered into a separate Confidential Patent Cross License Agreement (the “Cross License”), which serves to ensure the parties’ freedom to operate under the other’s patent portfolio. The terms of each agreement are confidential. Under the terms of the Finjan 2018 License, Carbon Black agreed to pay Finjan $3.9 million in license fees, as follows: (i) $1.3 million within five (5) business days of the Effective Date of the Finjan 2018 License, which was received on April 9, 2018, (ii) $1.3 million on or before September 30, 2018, which was received on September 26, 2018, and (iii) $1.3 million on or before December 31, 2018, which was received on December 28, 2018. The Company recognized $3.9 million as revenues in 2018. Further, upon acquisition of Carbon Black or acquisitions by Carbon Black, additional one-time license fees will be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition.

On February 28, 2018, Finjan Holdings, Inc. and its subsidiaries, including its wholly-owned subsidiary, Finjan (collectively, the “Finjan Parties”), entered into a Confidential Patent License and Settlement Agreement (the “Symantec License and Settlement Agreement”) with Symantec and its subsidiary, Blue Coat Systems, LLC (collectively, the “Symantec Parties”). Pursuant to the Symantec License and Settlement Agreement, the parties resolved and settled all claims between them. As part of the settlement, the Symantec Parties obtained a license to, among others, the Finjan patents and agreed to pay the Finjan Parties $65.0 million in cash within twenty (20) days of the Effective Date of the Symantec License and Settlement Agreement, which Finjan received on
March 19, 2018. The Company recognized $65.0 million as revenues in 2018. Further, if Symantec acquires certain entities within four years from the Effective Date, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by the Company and Symantec. The remaining terms of the Symantec License and Settlement Agreement are confidential.

On December 29, 2017, Finjan entered into a Confidential Patent License and Settlement Agreement (the “Finjan License”) with FireEye, Inc. whereby the companies resolved all pending litigation matters and together with a contemporaneous license agreement from FireEye to Finjan and its affiliates (the “FireEye License” and collectively with the Finjan License, the “Agreements”), the parties granted each other cross-licenses going forward. Under the terms of the Finjan License, FireEye agreed to pay Finjan $17.5 million in license fees, as follows: (a) $12.5 million on the Effective Date of the Finjan License, which amount was paid on December 29, 2017 and recognized as revenues as of December 31, 2017 and (b) $5.0 million which was offset by $5 million in license fees from Finjan to FireEye under the FireEye License, granting a perpetual license for the use of FireEye's patents. The FireEye License was determined not to be an intangible asset since it had no defined future benefit.  Therefore, the FireEye License was expensed under SG&A.

On April 21, 2017, the Company entered into a Confidential Patent License Agreement (the “EU Agreement”) with a European corporation (“EU Licensee”). Pursuant to the EU Agreement, EU Licensee obtained a license to our patent portfolio and agreed to pay Finjan $4.9 million cash, in license fees, paid as follows, (i) $2.3 million to be paid within 10 days after the effective date of the April 2017 Agreement, (ii) $1.3 million on or before January 31, 2018, and (iii) $1.3 million on or before January 31, 2019. The Company recognized $2.3 million of the $4.9 million license as revenues in 2017. The second installment of $1.3 million was received on February 1, 2018 and recognized as revenues as of December 31, 2017. The third installment of $1.3 million was received January 28, 2019 and recognized as revenues on January 1, 2018 upon adoption of ASU 2014-09 (topic 606). Such license does not grant EU Licensee any right to transfer, sublicense or grant any rights under the EU Agreement to a third party except as specifically provided under the EU Agreement. Such license also has certain provisions relating to certain unlicensed products of any company that acquires EU Licensee, or is acquired by EU Licensee or its affiliates, in which case additional license fees may apply. The specific terms of the EU Agreement are confidential.

On March 30, 2017, Finjan entered into a Confidential Master Agreement (the “Master Agreement”) with Sophos Group plc, a public limited company organized and existing under the laws of England and Wales, Sophos Limited, a corporation organized and existing under the laws of England and Wales (“Sophos Limited”), and Sophos Inc. (“Sophos Inc.”), a Massachusetts corporation (collectively, “Sophos”). Pursuant to the Master Agreement, Finjan and Sophos Inc. agreed to dismiss the suit Finjan, Inc. v. Sophos, Inc. before the United States District Court of the Northern District of California (case no. 3:14cv1197-WHO) with prejudice. The Master Agreement also provides for full releases by the parties and covenants not to sue. Under the terms of the Sophos Agreement, on March 30, 2017, Sophos obtained a fully paid up license to the Finjan patent portfolio and agreed to pay a license fee of $15.0 million in cash, which Finjan received on March 31, 2017. The Company recognized $15.0 million as revenues in 2017. Finally, in connection with the Sophos Agreement, on March 30, 2017, Finjan Mobile entered into a Confidential Patent Cross License Agreement (the “Finjan Mobile Cross License Agreement”) with Sophos Limited. Pursuant to the terms of the Finjan Mobile Cross License Agreement, the parties granted patent cross licenses in the Field of Use and Sophos Limited agreed to pay Finjan Mobile $2.5 million cash, $1.25 million on or before March 31, 2018, which was recognized as revenues as of December 31, 2017 and

$1.25 million due on or before March 31, 2019, which was recognized as revenues on January 1, 2018 upon adoption of ASU 2014-09 (topic 606).

On March 24, 2017, Finjan entered into a Patent License, Settlement and Release Agreement (the "Avast Agreement") with Avast Software s.r.o., a company organized under the laws of the Czech Republic ("Avast"), which provided that upon Avast's satisfaction of certain terms, Finjan would dismiss its breach of contract and patent infringement claims, filed in the U.S. District Court for the Northern District of California (Case No. 3:17-cv-00283-BLF), against Avast and its newly acquired subsidiary, AVG Technologies, with prejudice. Under the terms of the Avast Agreement, Avast agreed to pay Finjan $7.745 million in cash on or before March 24, 2017. Payment was received on March 24, 2017 and was recorded as revenue in the first quarter of 2017. As provided in the Avast Agreement, specific terms of the agreement are confidential.

On March 2, 2017, Finjan entered into a Confidential Patent License Agreement (the “Veracode Agreement”) with Veracode, Inc., a Delaware corporation (“Veracode”). Pursuant to the Veracode Agreement, Veracode obtained a license to the Finjan patent portfolio and agreed to pay a license fee of $2.0 million in cash, which Finjan received on March 2, 2017 and was recorded as revenue in the first quarter of 2017. Such license does not grant Veracode any right to transfer, sublicense or grant any rights under the Veracode Agreement to a third party except as specifically provided under the Veracode Agreement.  Such license also has certain provisions relating to certain unlicensed products of any company that acquires Veracode, or is acquired by Veracode or its affiliates, in which case additional license fees may apply. The specific terms of the Veracode Agreement are confidential.

On December 28, 2016, Finjan entered into a Confidential Patent License Agreement (the “December 2016 License”) with F5 Networks, Inc. (“F5”). The December 2016 License provides for F5 to pay a license fee of $4.0 million in cash, which Finjan received on December 30, 2016. Finjan recognized all of the $4.0 million license as revenue as of December 31, 2016, as such amount was determined to be fixed and determinable. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F5 a nonexclusive, irrevocable (except in the case of non-payment by F5), worldwide paid-up license under Finjan’s patents as specified in the December 2016 License.

On June 30, 2016, Finjan entered into a Confidential Patent License Agreement (the “June 30, 2016 License”) with a European cloud-based network security firm (the “2016 European Licensee”). The June 30, 2016 License provides for the 2016 European Licensee to pay Finjan $565,000 in cash, which was paid on or about the time of execution of the June 30, 2016 License. Finjan recognized all of the $565,000 license as revenue as of December 31, 2016, as such amount was determined to be fixed and determinable. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant the 2016 European Licensee a nonexclusive, term license in the United States under Finjan’s U.S. patents as specified in the June 30, 2016 License.
On June 3, 2016, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (“June 3, 2016 License”) with Proofpoint, Inc. (“Proofpoint”). As part of the June 3, 2016 License, Case No. 3:15-cv-5808-HSG, entitled Finjan, Inc. v. Proofpoint, Inc. and Armorize Technologies, Inc., pending before the Honorable Haywood S. Gilliam, Jr. in the U.S. District Court for the Northern District of California, was dismissed with prejudice on June 7, 2016. The June 3, 2016 License provides for Proofpoint to pay Finjan the sum of $10.9 million in cash, in which $4.3 million was received on June 6, 2016, $3.3 million was received in December 28, 2016, and $3.3 million was received on December 29, 2017. The Company recognized $7.6 million of the $10.9 million license as revenues as of December 31, 2016, as such amount was determined to be fixed and determinable. The Company recognized $3.3 million under the terms of the June 3, 2016 License as revenues as of December 31, 2017. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant Proofpoint a worldwide, non-royalty bearing, fully paid-up (as of the final payment), nonexclusive, perpetual, irrevocable (except in the case of non-payment by Proofpoint or other material breach) license under Finjan’s patents as specified in the June 3, 2016 License. Certain portions of the June 3, 2016 License are subject to Confidential Treatment pursuant to a Confidential Treatment request filed with the Securities and Exchange Commission (“SEC”) on August 8, 2016 and Confidential Treatment Order granted by the SEC on September 26, 2016.
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

On April 7, 2015, Finjan entered into a Confidential Asset Purchase and Patent License Agreement (the “April 7, 2015 License”), effective as of April 7, 2015, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). The April 7, 2015 License provides for F-Secure to pay Finjan the sum of $1.0 million in cash, of which $700,000 was received on April 22, 2015 and $300,000 received on March 31, 2016.  The Company recognized $700,000 of the $1.0 million license as revenues in 2015, as such amount was determined to be fixed and determinable. The remaining balance of $300,000 under the terms of the April 7, 2015 License, was recognized as revenues in 2016. Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F-Secure a worldwide, fully-paid, non-exclusive field of use license to Finjan patents owned as of the effective date or acquired by Finjan or its affiliates within two years from the effective date, as well as to the F-Secure Patents.

On September 24, 2014, Finjan entered into a Confidential Patent License, Settlement and Release Agreement (the “September 24, 2014 License”) with Websense, Inc. (“Websense”) against whom Finjan had filed a patent infringement lawsuit.  Pursuant to this September 24, 2014 License, Websense and Finjan agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement. Under the September 24, 2014 License, Websense paid Finjan a license fee of $8.0 million payable in four installments. $3.0 million was received on execution of the agreement, $2.0 million was received on January 16, 2015, $2.0 million was received on January 14, 2016 and $1.0 million was received on January 13, 2017 and recognized as revenues.

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

STOCK REPURCHASE PROGRAM

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. The repurchases under the share repurchase program were made in the open market or in privately negotiated transactions and were funded from the Company’s working capital. All shares of common stock repurchased under the Company’s share repurchase program were retired and restored to authorized but unissued shares of common stock at December 31, 2018. During 2018, the Company repurchased 686,492 shares of its common stock under the share repurchase program, for an aggregate purchase price of approximately $2.0 million, or a weighted average cost of $2.93 per share. In accordance with ASC 505-30-30-8, we charged the excess over the par value entirely to retained earnings in recognition of the fact that a corporation can capitalize or allocate retained earnings for such purposes. As of December 31, 2018, the Company had a remaining authorization of $8.0 million for future share repurchases.

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

The accounting for the Series A-1 Preferred Stock was accounted under Section 480-10-S99 - Distinguishing Liabilities from Equity (FASB Accounting Standards Codification 480) as amended by ASU 2009-04 - Accounting for Redeemable Equity

Instruments (“ASU 2009-04”). Under ASU 2009-04, a redeemable equity security is to be classified as temporary equity if it is conditionally redeemable:

a) at a fixed or determinable price on a fixed or determinable date,
b) at the option of the holder, or
c) upon the occurrence of an event that is not solely within the control of the issuer.

The Company’s Series A-1 Preferred stock financing is redeemable at the option of the holder. Therefore, the Company classified the Series A-1 Preferred Stock as temporary equity in the consolidated balance sheet.

During the quarter ended March 31, 2018, the Company retired all shares of the Series A-1 Preferred stock, $19.9 million or 153,000 shares; $15.3 million reduced the original recorded value of the Series A-1 Preferred stock and $4.6 million reduced the accreted value. The Company incurred issuance costs of $1.0 million which were recorded as an offset to the preferred stock. Such costs have been recognized as a deemed dividend upon the redemption and retirement of the Preferred stock. The Company accretes changes in redemption value over the period from the date of issuance to the earliest redemption dates of the security. The increase in the redemption value is a deemed dividend that increases the carrying value of the Series A-1 Preferred Stock to equal the redemption value at the end of each reporting period with an offsetting decrease to additional paid-in-capital. The Company recorded a deemed dividend of $4.6 million during the second half of 2017, representing an increase to the Series A-1 Preferred Stock's redemption (liquidation) value.

WARRANTS

On issuance of the Series A-1 Preferred stock, the Company agreed to issue to Soryn HLDR Vehicle II LLC, a Delaware limited liability company, a fully vested common stock warrant (the “Warrant”), to initially purchase 2.0 million shares of common stock, $0.0001 par value per share of the Company at an exercise price of $3.18 per share, which increased to 2.4 million shares in accordance with its terms. The Warrant has a term of three years. Upon the closing of the sale and issuance of the Series A-1 Preferred Stock on June 19, 2017, the Warrant was issuable for 2.0 million shares, increased by an additional 0.3 million shares on June 30, 2017 and an additional 0.05 million shares on July 21, 2017.

The holder of the Warrant has the right to acquire a variable amount of common stock at a fixed price for the first 15 months. Under ASC 815-40-15-8A, the Warrant is not considered indexed to the Company’s stock, and thus it had a derivative feature and was classified as a liability for the first 15 months. The Company valued the Warrant at inception using a Monte Carlo valuation model, recording a $3.3 million warrant liability at inception, which was then marked-to-market at each reporting period with the change in fair value recorded in the consolidated statements of operations. The change in fair value of the warrant liability during 2018 was a loss of $3.4 million and recorded in the consolidated statements of operations. On September 19, 2018, upon expiration of the 15 month period, the Warrant was marked-to-market and its value increased to $4.5 million and reclassified such amounts to equity.

As of December 31, 2018 the aggregate intrinsic value of the warrant was $0, with a weighted average contracted term of 1.5 years.

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

On June 30, 2017, the Company completed an underwriting agreement (the “Underwriting Agreement”) with B. Riley & Co., LLC (the “Underwriter”) pursuant to which the Company agreed to issue and sell an aggregate of 3.6 million shares of its common stock, par value $0.0001per share (the “Common Stock”), at a public offering price of $3.15 per share gross proceeds, with net proceeds to the Company of $2.90 per share, for a total of $10.4 million. Under the terms of the Underwriting Agreement, the Company also granted the Underwriters a 30-day over-allotment option to purchase an additional 0.5 million shares of Common Stock, which was exercised July 21, 2017. The Company received $1.6 million net proceeds from the exercise of the over-allotment.

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

The Company shareholders approved the 2014 Plan at the annual meeting of stockholders held July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. On June 21, 2017, at the annual meeting of stockholders, the Company's shareholders approved an increase of 1,000,000 shares to the Finjan Holdings, Inc. 2014 Plan. As of December 31, 2018, the Company has 1,565,103 shares available for issuance under the 2014 Plan.

During 2018, the Company issued 200,000 RSUs and granted an aggregate of 376,667 options to purchase shares of our common stock to certain employees in connection with their employment with the Company.

During 2017, the Company issued 576,212 RSUs and granted an aggregate of 898,334 options to purchase shares of our common stock to certain employees in connection with their employment with the Company.

During the year ended December 31, 2018, the Company issued 547,820 shares of common stock, comprising of 323,420 shares from the exercise of RSUs and 224,400 from the exercise of stock options for which the Company received proceeds of $0.3 million.

During the year ended December 31, 2017, the Company issued 464,600 shares of common stock comprising of 322,760 shares from the exercise of RSUs and 141,840 from the exercise of stock options for the which the Company received proceeds of $0.2 million.

Total stock-based compensation for stock options and restricted stock awards, of $1.6 million, $0.8 million and $0.9 million was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, respectively. The stock-based compensation expense is for options and restricted stock awards granted to certain employees, consultants, and members of the Board of Directors.

STOCK OPTIONS

The following is a summary of stock option activity during the years ended December 31, 2018 and 2017:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (thousands)
Outstanding – December 31, 2016	1,607,346	$0.83	7.07	$—
Options granted	898,334	2.13
Options exercised	141,840	1.60
Options forfeited	22,500	1.78

Outstanding – December 31, 2017	2,341,340	$1.77	5.78	$1,087
Options granted	376,667	2.41
Options exercised	224,400	1.59
Options forfeited	6,961	1.42

Outstanding – December 31, 2018	2,486,646	$1.89	7.01	$1,550

Exercisable – December 31, 2018	1,450,458	$1.66	5.70	$1,235

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2018 and 2017, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

	2018	2017
	Employee Grants	Employee Grants
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	82.00%	138.90%
Expected term (in years)	6	6
Risk-free rate	2.24%	2.00%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value per share	$2.22	$2.05

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate; the Company used its common stock volatility along with the average of historic volatilities of comparative companies. The dividend yield is zero percent as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future. Due to the limited historical information, the Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to average of the contractual term and the vesting period.

As of December 31, 2018, total compensation cost not yet recognized related to unvested stock options was approximately $1.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

RESTRICTED STOCK UNITS

The following is a summary of non-vested RSUs award activity for the years ended December 31, 2018 and 2017:

	2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested	438,712	$2.28	185,260	$2.67
Shares granted	200,000	3.16	576,212	1.95
Shares vested	323,420	2.84	322,760	1.92

Non-vested	315,292	$2.26	438,712	$2.28

The Company estimates the fair value of the granted shares using the market price of the Company’s stock price at the grant date. For the years ended December 31, 2018, 2017 and 2016, the Company recognized $0.9 million, $0.6 million and $0.7 million, respectively of stock-based compensation expense related to the RSUs.

As of December 31, 2018, total compensation cost not yet recognized related to unvested RSUs was approximately $0.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 12 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from firms in which a member of the Company’s board is a member. The Company incurred approximately $302,000, $240,000 and $227,000 in legal fees to these firms during the years ended December 31, 2018, 2017 and 2016 respectively. As of December 31, 2018 and 2017 the Company had balances due to these firms amounting to approximately $163,000 and $112,000, respectively.

The Company obtained social media and investor related services from a firm in which the Company’s Chief Financial Officer holds a 50% interest. The Company incurred approximately $22,000 and $80,000 in fees to the firm during the years ended December 31, 2016 and 2015, respectively. The Company canceled this service agreement effective June 30, 2016.

The Company entered into a sublease agreement at its headquarters, effective July 1, 2018 with Benhamou Global Ventures, a company in which one of the Company's Directors serves as Chairman and CEO. Rental income from the sublease is approximately$15,000 quarterly for an undefined term.

The Company entered into a second sublease agreement at its headquarters, effective July 1, 2018 with a portfolio company in which one of the Company's Directors is an investor. Rental income from the sublease is approximately $45,000 quarterly for an undefined term.

NOTE 13 – INCOME TAX

The domestic and foreign components of loss before income taxes from operations for the years ended December 31, 2018, 2017 and 2016 are as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Domestic	$29,110	$17,120	$1,097
Foreign	(320)	(469)	(744)
	$28,790	$16,651	$353

The provision (benefit) for income tax for the years ended December 31, 2018, 2017 and 2016, consist of the following:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Federal:
Current	$4,010	$—	$—
Deferred	2,231	7,694	416

State:
Current	1,329	43	3
Deferred	482	269	(380)

Foreign:
Current	—	—	—
Deferred	73	(129)	(174)

	8,125	7,877	(135)

Change in valuation allowance	(73)	(14,037)	138
Income tax provision (benefit)	$8,052	$(6,160)	$3

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Years Ended December 31,
	2018	2017	2016
U.S. Federal statutory rate	21.0%	34.0%	34.0%
State rate, net of federal benefit	5.0%	2.8%	7.8%
Permanent differences:
Change in tax rate	—%	16.4%	(113.0)%
Impact of tax reform	—%	(16.4)%	—%
Deferred tax adjustment	0.5%	(0.3)%	(19.1)%
Stock based compensation	(0.4)%	0.1%	28.9%
§162(m) limited compensation	1.1%	—%	—%
Foreign tax rate difference	—%	0.3%	19.3%
Fair value measurement of warrants	2.5%	(4.5)%	—%
Other	(2.0)%	(1.6)%	3.0%
Change in valuation allowance	0.3%	(67.9)%	40.0%
Income tax provision (benefit)	28.0%	(37.1)%	0.9%

The approximate tax effects of temporary differences, which give rise to significant deferred tax assets and liabilities, are as follows:

	As of December 31,
	2018	2017	2016
	(in thousands)
Deferred tax assets
Net operating losses	$535	$3,912	$10,032
Stock-based compensation	736	572	949
Intangible assets	2,412	2,190	3,748
Other	340	115	77
Total deferred tax assets	4,023	6,789	14,806
Valuation allowance	(535)	(462)	(14,497)
Deferred tax asset, net of valuation allowance	3,488	6,327	309
Deferred tax liability	(677)	(126)	(309)
Net deferred tax assets	$2,811	$6,201	$—

As of December 31, 2018, the Company had nil federal and state net operating losses ("NOL"). As of December 31, 2017 and 2016, the Company had carryforwards NOL of approximately $12.7 million and $26.1 million, respectively. As of December 31, 2018 and 2017, the Company had foreign NOL carryforwards of approximately $2.3 million and $2.0 million, respectively.

The use of NOL and tax credit carryfowards may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the U.S. Internal Revenue Code (“IRC”), and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before they are used. The Company rolled forward its IRC Section 382 analysis from the prior year and identified a potential ownership change during 2018, however, the Company believes there is no material limitation on its ability to utilize its net operating losses and tax credits, all of which are expected to be utilized during 2018 and therefore no tax attributes are expected to carry into future years.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, carryback potential, projected future taxable income and tax planning strategies in making this assessment. Management has considered both positive and negative evidence in evaluating the need for a valuation allowance and has given more weight to the objective evidence available. At the end of 2018, the Company has three-year cumulative profit. At the end of 2018, management’s assessment is that no valuation allowance against its domestic deferred tax assets is deemed necessary. The Company’s foreign subsidiary had generated book and tax losses since its inception. Management has determined that it is not more likely than not that the foreign deferred tax assets will be realized.  As such, the Company has maintained the valuation allowance against its foreign deferred tax assets. The change in valuation allowance for the years ended December 31, 2018, 2017 and 2016, is $0.1 million, $14.0 million and $0.1 million, respectively.

On December 22, 2017, the 2017 Tax Cut and Jobs Act (the Act) was enacted into law and the new legislation contains several key tax provisions, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring our U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of our deferred tax assets and liabilities. The provisional amount related to the re-measurement of our deferred tax balance was estimated to be a reduction of approximately $2.8 million at December 31, 2017.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation was yet to be issued, our accounting of the transition tax and deferred tax re-measurements were incomplete as of December 31, 2017. The 2017 Federal corporate income tax return was filed in Q4 2018. The final analysis and impact of the Act is reflected in the tax provision and related tax disclosures for the year ended December 31, 2018. There were no material differences to the originally estimated $2.8 million remeasurement of deferred tax assets or transition tax liability.