Form 10-Q
period 2019-03-31
FINJAN HOLDINGS, INC.
filed 2019-05-08
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FNJN	NASDAQ Capital Market
As of May 1, 2019, 27,610,524 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

 FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	March 31, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$27,128	$32,011
Short term investments	13,348	11,303
Accounts receivable	—	2,550
Prepaid expenses and other current assets	5,813	6,580
Total current assets	46,289	52,444

Property and equipment, net	122	99
Investments	3,518	3,518
Intangible assets, net	5,018	5,507
Deferred income taxes	5,148	2,811
Right of use assets	2,603	—
Other assets, non-current	213	214
Total assets	$62,911	$64,593
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,556	$4,394
Accounts payable - related parties	25	163
Accrued expenses	1,715	394
Lease liability	482	—
Other liabilities, current	1,545	1,500
Total current liabilities	8,323	6,451
Lease liability, non-current	2,201	—
Other liabilities, non-current	3,464	3,463
Total liabilities	13,988	9,914

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 27,595,840 and 27,568,656 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	28,780	28,534
Retained earnings	20,140	26,142
Total stockholders' equity	48,923	54,679
Total liabilities and stockholders' equity	$62,911	$64,593

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$—	$65,000
Cost of revenues	—	13,000
Gross profit	—	52,000
Research and development expense	476	462
Selling, general and administrative expenses	7,945	8,307
Total operating expenses	8,421	8,769
Income (loss) from operations	(8,421)	43,231
Other income (expense)
Change in fair value of warrant liability	—	(2,106)
Interest expense	(118)	(420)
Interest and other income	204	36
Income (loss) before income taxes	(8,335)	40,741
Provision (benefit) for income taxes	(2,333)	11,522
Net income (loss)	(6,002)	29,219

Accretion of preferred stock	—	(925)

Net income (loss) to common stockholders	$(6,002)	$28,294

Net income (loss) per share, basic	$(0.22)	$1.05
Net income (loss) per share, diluted	$(0.22)	$0.96

Net income (loss) per share applicable to common stockholders, basic	$(0.22)	$1.02
Net income (loss) per share applicable to common stockholders, diluted	$(0.22)	$0.93

Weighted-average common shares outstanding, basic	27,594,372	27,719,689
Weighted-average common shares outstanding, diluted	27,594,372	30,284,175

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS EQUITY
(In thousands, except shares data)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total

Balance - December 31, 2018	27,568,656	$3	$28,534	$26,142	$54,679
Stock-based compensation expense	—	—	246	—	246
Exercise of RSUs and stock options	27,184	—	—	—	—
Net loss	—	—	—	(6,002)	(6,002)
Balance - March 31, 2019	27,595,840	$3	$28,780	$20,140	$48,923

Balance - December 31, 2017	27,707,328	$3	$22,968	$5,555	$28,526
Stock-based compensation expense	—	—	318	—	318
Exercise of RSUs and stock options	12,500	—	—	—	—
Accretion of Series A-1 preferred stock	—	—	(925)	—	(925)
ASC 606 adjustment	—	—	—	2,550	2,550
Net income	—	—	—	29,219	29,219
Balance - March 31, 2018	27,719,828	$3	$22,361	$37,324	$59,688

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(6,002)	$29,219
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	497	329
Noncash lease expense	119	—
Change in fair value of warrant liability	—	2,106
Stock-based compensation	246	318
Amortization of discount and premium on investments	(79)	—
Changes in operating assets and liabilities:
Accounts receivable	2,550	2,606
Prepaid expenses and other assets	767	84
Deferred income taxes	(2,337)	2,582
Lease liability	(110)	—
Accounts payable	162	11,461
Accounts payable - related parties	(138)	(87)
Accrued expenses	1,321	1,799
Accrued income taxes	—	8,939
Other liabilities	118	355
Net cash (used in) provided by operating activities	(2,886)	59,711

Cash flows from investing activities:
Purchase of fund investment	—	(550)
Purchase of marketable securities	(3,763)	—
Redemption of marketable securities	1,797	—
Leasehold improvements	(31)	—
Net cash used in investing activities	(1,997)	(550)

Cash flows from financing activities:
Redemption of preferred shares	—	(19,890)
Net cash used in financing activities	—	(19,890)
Net (decrease) increase in cash and cash equivalents	(4,883)	39,271
Cash and cash equivalents - beginning	32,011	41,169
Cash and cash equivalents - ending	$27,128	$80,440

Supplemental disclosures of cash flow information, non cash:
Accretion of series A-1 preferred stock to redemption value	$—	$925
Changes in accounts receivable, adoption of ASC 606	—	2,550

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation, and its wholly owned subsidiaries, Finjan, Finjan Blue and Finjan Mobile operates a cybersecurity business focused on three business lines: intellectual property licensing and enforcement, mobile security application development and investing in cybersecurity technologies and intellectual property. Licensing and enforcement of the Company's cybersecurity patent portfolio is operated, through its wholly-owned subsidiaries Finjan and Finjan Blue. Revenues and operations are concentrated in Finjan; other subsidiaries were immaterial to the condensed consolidated financial statements for the three months ended March 31, 2019 and 2018. The Company’s common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2018 was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP.  The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2018 which were included in the annual report on Form 10-K filed by the Company on March 13, 2019.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the year ending December 31, 2019, or any other interim or future periods.

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

REVENUE RECOGNITION

Effective January 1, 2018, the Company adopted Accounting Standard Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("Topic 606” or “ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.

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

CASH AND CASH EQUIVALENTS

For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents are demand deposits and money market accounts.

SHORT TERM INVESTMENTS

Investments consist of U.S. Treasury Bills, which are classified as held-to-maturity, Certificates of Deposit and other Corporate Debt Securities. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s investments mature within the next twelve months. Unrealized gains and losses are de minimis. As of March 31, 2019, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three Months ended March 31,
	2019	2018
	(In thousands, except share and per share data)
Numerator:
Net income (loss) to common stockholders	$(6,002)	$28,294

Denominator:
Weighted-average common shares, basic	27,594,372	27,719,689
Weighted-average common shares, diluted*	27,594,372	30,284,175
Net income (loss) per common share:
Basic:	$(0.22)	$1.02
Diluted:	$(0.22)	$0.93
* For the three months ended March 31, 2019 the securities would be anti-dilutive and therefore were excluded. For the three months ended March 31, 2018, the diluted earnings per common share included 626,212 unvested RSU's and the weighted average effect of 1,938,274 stock options that are potentially dilutive to earnings per share, since the exercise price of such securities was less than the average market price during the period.

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method assumed exercise of warrants and share options and were excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive and consist of the following:

	Three Months ended March 31,
	2019	2018
Stock options	2,486,646	779,773
Restricted stock units	288,108	—
Warrants	2,355,506	2,355,506
Total	5,130,260	3,135,279

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this guidance on January 1, 2019.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”. The Company, using the modified retrospective approach with a cumulative-effect adjustment, - and recognized a right to use ("ROU") asset at the beginning of the period of adoption (January 1, 2019). Therefore, the Company recognized and measured operating leases on the condensed consolidated balance sheet without revising comparative period information or disclosure. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, classification and initial direct costs and treats short term leases of less than a year outside of a ROU asset. The Company has no financing leases. The adoption did not materially impact the Company’s Condensed Consolidated Statements of Operations or Cash Flows. Refer to Note 3, Commitments and Contingencies, for additional disclosures required by ASC 842. The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date (except we used the practical expedients and recorded the outstanding operating lease at January 1, 2019) based on the present value of lease payments over the lease term. As the Company’s lease did not provide an implicit interest rate, the Company used the equivalent borrowing rate for a secured financing with the term of that equal to the remaining life of the lease at inception. The lease terms used to calculate the ROU asset and related lease liability did not include options to extend or termination of the lease; there are none and there is no reasonable certainty that the Company would extend the lease at expiration. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense; there were no finance leases at this time which would be recognized as depreciation expense and interest expense. The Company has lease agreements which require payments for lease and non-lease components and has elected to account for these as a separate lease components. Non-leasing components are not included in the ROU asset.

The Company adopted ASU 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception". Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The impact of this adoption was immaterial on the Company's condensed consolidated financial statements and related disclosures.

Recently issued accounting pronouncements not yet adopted

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

NOTE 2 - SHORT TERM INVESTMENTS, PREPAID EXPENSES AND OTHER CURRENT ASSETS

Short Term Investments

The Company's short term investments are classified as below with maturities of twelve months or less, unrealized gains and losses are de minimis for the periods presented:

Security Type	Fair Value
	March 31, 2019	December 31, 2018
	(in thousands)
Government	$2,088	$—
Asset Backed	2,297	1,786
Industrial	2,992	2,381
Financial	5,971	7,136
	$13,348	$11,303

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as presented below:

	March 31, 2019	December 31, 2018
	(in thousands)
Prepaid income tax	$5,425	$5,429
Other prepaid expenses and other current assets	388	1,151
	$5,813	$6,580

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

The Company has two sub-leases with related parties that have lease terms that are month-to-month based on the legally enforceable terms of the agreements as of January 1, 2019. In accordance with ASC 842-10-55-12, leases between related parties should be classified in accordance with the lease classification criteria applicable to all other leases on the basis of the legally enforceable terms and conditions of the lease. As a result, the Company elected not to apply the recognition requirements of ASC 842 for short-term leases, however, the lease costs that pertain to the short-term leases are disclosed in the components of lease costs table below.

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

March 31, 2019
Operating lease right of use assets	$2,603

Operating lease liabilities
Current portion included in current liabilities	482
Long Term portion included in non-current liabilities	2,201
Total Operating lease liabilities	$2,683

The components of lease expenses, net which were included in Total expenses in the Company’s consolidated statement of operations, were as follows (in thousands):

For Three Months ended March 31, 2019
Operating lease cost	$198
Variable lease cost	—
Short term lease income	(60)
$138

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $0.1 million and were included in Net cash used in operating activities in its consolidated statement of cash flows. Upon the adoption of ASC 842 on January 1, 2019, the Company increased non-cash balances of operating lease right-of-use assets and operating lease liabilities by $2.7 million and $2.8 million, respectively.

As of March 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

For the year ending December 31,
2019, remainder	$562
2020	773
2021	801
2022	829
2023	425
Total lease payments	$3,390
Less: Present value adjustment	(707)
Operating lease liabilities	$2,683

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842. As of March 31, 2019, the weighted average remaining lease term is 4.25 years and the weighted average discount rate used to determine the operating lease liabilities was 11%.

Disclosures related to periods prior to adoption of Topic 842

As required, the following disclosure is provided for periods prior to adoption. Minimum lease commitments as of December 31, 2018 that have initial or remaining lease terms in excess of one year are as follows (in thousands):

2019	$747
2020	773
2021	801
2022	829
2023	425
Total lease payments	$3,575

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

As of March 31, 2019, the Company has an outstanding capital commitment of $1.8 million to the JVP Fund. The remaining commitment can be called at any time.

Contractual Commitments

Finjan Mobile

On April 21, 2017, the Company and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will utilize the VPN Platform as part of its VitalSecurity™ suite of product offerings. Avira also granted Finjan Mobile related license rights in connection with the Distribution Agreement and starting July 1, 2017, Finjan Mobile began paying Avira $3.9 million in fees under the Distribution Agreement, payable in 12 quarterly installments of $0.3 million over the subsequent 3 years. The Company has analyzed the terms of the agreement and has accounted for the transaction as a service agreement, to be expensed over the period of service. As of March 31, 2019, the Company has a $1.5 million contractual obligation due over the next 5 quarters.

Finjan Blue

The Company and Finjan Blue entered into a Patent Assignment Agreement with IBM effective as of August 24, 2017. Pursuant to the Patent Assignment Agreement, Finjan Blue acquired 41 select issued and pending IBM Security Patents in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years. The Company made its second payment of $1.0 million on August 24, 2018. As of March 31, 2019, the Company has a remaining balance due of $5.5 million.

The IBM Security Patents have been recorded at their present value of $7.0 million in the first quarter of 2018, recognizing a present value adjustment of $1.4 million. Accretion related to the present value and amortization expense is recognized over the expected useful life. Accretion and amortization expense was $0.1 million and $0.4 million during the three months ended March 31, 2019, respectively and $0.4 million and $0.3 million during the three months ended March 31, 2018, respectively.

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

NOTE 4 - ACCRUED EXPENSES

Accrued Expenses

The components of accrued expenses are as presented below:

	March 31, 2019	December 31, 2018
	(in thousands)
Legal - Litigation / Licensing	$1,425	$—
Compensation	205	336
Other	85	58
	$1,715	$394

NOTE 5 - LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On February 28, 2018, Finjan Holdings, Inc. and its subsidiaries, including its wholly-owned subsidiary, Finjan (collectively, the “Finjan Parties”), entered into a Confidential Patent License and Settlement Agreement (the “Symantec License and Settlement Agreement”) with Symantec and its subsidiary, Blue Coat Systems, LLC (collectively, the “Symantec Parties”). Pursuant to the Symantec License and Settlement Agreement, the parties resolved and settled all claims between them.  As part of the settlement, the Symantec Parties obtained a license to, among others, the Finjan patents and agreed to pay the Finjan Parties $65.0 million in cash within twenty (20) days of the Effective Date of the Symantec License and Settlement Agreement, which Finjan received on March 19, 2018. The Company recognized $65.0 million as revenues as of March 31, 2018. Further, if Symantec acquires certain entities within four years from the Effective Date, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by the Company and Symantec. The remaining terms of the Symantec License and Settlement Agreement are confidential.

On April 21, 2017, the Company entered into a Confidential Patent License Agreement (the “April 2017 Agreement”) with a European corporation (“EU Licensee”). Pursuant to the April 2017 Agreement, EU Licensee will obtain a license to our patent portfolio and will pay Finjan $4.9 million cash, in license fees, paid as follows: (i) $2.3 million to be paid within 10 days after the effective date of the April 2017 Agreement, which was received in May, 2017, (ii) $1.3 million on or before January 31, 2018, which was paid on February 1, 2018 and (iii) $1.3 million on or before January 31, 2019. The Company collected and recognized $2.3 million of the $4.9 million license as revenues as of June 30, 2017. The second installment of $1.3 million was received on February 1, 2018 and recognized as revenues as of December 31, 2017. The final payment of $1.3 million was received on January 28, 2019 and is included in accumulated adjustments on January 1, 2018. Such license does not grant EU Licensee any right to transfer, sublicense or grant any rights under the April 2017 Agreement to a third party except as specifically provided under the April 2017 Agreement. Such license also has certain provisions relating to certain unlicensed products of any company that acquires EU Licensee, or is acquired by EU Licensee or its affiliates, in which case additional license fees may apply. The specific terms of the April 2017 Agreement are confidential.

On March 30, 2017, Finjan entered into a Confidential Master Agreement (the “Sophos Agreement”) with Sophos Group plc, a public limited company organized and existing under the laws of England and Wales, Sophos Limited, a corporation organized and existing under the laws of England and Wales (“Sophos Limited”), and Sophos Inc. (“Sophos Inc.”), a Massachusetts corporation (collectively, “Sophos”). Pursuant to the Sophos Agreement, Finjan and Sophos Inc. agreed to dismiss the suit Finjan, Inc. v. Sophos, Inc. before the United States District Court of the Northern District of California (case no. 3:14cv1197-WHO) with prejudice. The Sophos Agreement also provides for full releases by the parties and covenants not to sue. Under the terms of the Sophos Agreement, on March 30, 2017, Sophos obtained a fully paid up license to the Finjan patent portfolio and pay a license fee of $15.0 million in cash, which Finjan received on March 31, 2017. The Company recognized $15.0 million as revenues as of March 31, 2017. Finally, in connection with the Sophos Agreement, on March 30, 2017, Finjan Mobile entered into a Confidential Patent Cross License Agreement (the “Finjan Mobile Cross License Agreement”) with Sophos Limited. Pursuant to the terms of the Finjan Mobile Cross License Agreement, the parties granted patent cross licenses in the Field of Use and Sophos Limited agreed to pay Finjan Mobile $2.5 million cash, of which $1.25 million was received on March 29, 2018 and a final payment of $1.25 million was received on March 28, 2019 and is included in accumulated adjustments on January 1, 2018.

NOTE 6 - STOCKHOLDERS' EQUITY

Stock Repurchase Program

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. The repurchases under the share repurchase program were made in the open market or in privately negotiated transactions and were funded from the Company’s working capital. As of March 31, 2019, the Company has a remaining authorization of $8.0 million for future share repurchases.

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

NOTE 7 – STOCK BASED COMPENSATION

Stock-based compensation to employees and non-employees is recognized as expense in the condensed consolidated statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using Black-Scholes option pricing model for stock options and fair value for Restricted Stocks Units ("RSUs"), and is recognized as an expense over the requisite service period (generally the vesting of the equity awards). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including future employee stock option exercise behavior and requisite service periods. The Company adopted ASU 2016-09 and 2018-07 during the year ended December 31, 2018 and recognizes forfeitures as they occur. There were none since the adoption of these pronouncements.

On June 21, 2017, at the annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval, which represented an additional 1,385,366 shares as of January 1, 2018 and 1,378,432 shares as of January 1, 2019 (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). As of March 31, 2019, the Company has 2,943,535 shares available for issuance under the 2014 Plan.

During the three months ended March 31, 2019 and 2018, the Company expensed $0.2 million and $0.3 million, respectively, of stock-based compensation in the condensed consolidated statements of operations. All stock-based compensation expenses were related to selling, general and administration.

Stock Options

The following table is a summary of stock option activity during the three months ended March 31, 2019:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding 2013 & 2014 Plans – December 31, 2018	2,486,646	$1.89	7.00	$1,550
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding – March 31, 2019	2,486,646	$1.89	6.75	$2,541
Exercisable – March 31, 2019	1,536,425	$1.67	5.60	$1,937

As of March 31, 2019, total compensation cost not yet recognized related to restricted stock awards and unvested stock options was approximately $2.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

Three Months ended March 31, 2018 (1)
Volatility	104.99%
Expected term (in years)	6
Risk-free rate	2.24%
Expected dividend yield	—
Weighted-average grant date fair value per option	$2.24
(1) During the three months ended March 31, 2019, there is no issuance of stock options

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

Restricted Stock Units

The following table is a summary of restricted stock units award activity during the three months ended March 31, 2019:

	Three Months ended
	March 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	315,292	$2.26
Shares vested	27,184	2.34
Non-vested	288,108	$2.26

The aggregate intrinsic value of the unvested RSU's was $0.8 million as of March 31, 2019.

NOTE 8 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 in legal fees to the firm for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, the Company had balances due to this firm of $25,000 and $163,000 respectively. Such amounts are included as part of accounts payable - related parties on the accompanying condensed consolidated balance sheets.

The Company entered into a sublease agreement at its headquarters, effective July 1, 2018 with Benhamou Global Ventures, a company in which one of the Company's Directors serves as Managing Director. Rental income from the sublease is approximately $15,000 quarterly for an undefined term.

The Company entered into a second sublease agreement at its headquarters, effective July 1, 2018 with a portfolio company in which one of the Company's Directors is an investor and is represented on the board. Rental income from the sublease is approximately $45,000 quarterly for an undefined term.

In accordance with ASC 842-10-55-12, leases between related parties should be classified in accordance with the lease classification criteria applicable to all other leases on the basis of the legally enforceable terms and conditions of the lease. The legally enforceable terms of these sub-leases are month-to-month.  As a result of the criteria outlined above, we have not included these sub-leases under ASC 842 and lessor accounting due to the legally enforceable term of less than one year and will continue to recognize amounts related to these sub-leases as income each month.

NOTE 9 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. Palo Alto Networks, Inc., Case No. 4:14-cv-04908-PJH (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. (“Palo Alto Networks”) in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 6,965,968; 7,058,822; 7,418,731; 7,613,918; 7,613,926; 7,647,633; 8,141,154; 8,225,408; and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection. Finjan seeks entry of judgment that Palo Alto Networks has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. This action is before the Honorable Phyllis J. Hamilton. Palo Alto Networks filed several petitions for IPR's before the PTAB. The PTAB instituted review of certain patents and denied institution on other challenged patents. On May 26, 2016, the Court ordered a stay to remain in effect until the PTAB’s final determination of the instituted IPRs, and the matter remains stayed pending appeal. For particulars of the pending IPR proceedings, see Section B of this Note, “Inter Partes Review Proceedings,” case numbers IPR 2015-01979, IPR2016-00151, and IPR2016-00159. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183-CAB (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC and ESET SPOL S.R.O. (collectively "ESET") in the United States District Court for the Northern District of California (Case No. 3:16-cv-03731-JD (N.D. Cal.)) on July 1, 2016, asserting that ESET infringes Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,975,305; 8,079,086; 9,189,621; and 9,219,755 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, ESET ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, Host-based Intrusion Prevention System (HIPS), and ESET LiveGrid technologies including ESET’S Home Protection, Small Office, and Business product lines and ESET Services. Finjan seeks entry of judgment that ESET has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. The case was transferred to the Southern District of California on January 30, 2017. ESET filed a Complaint for Declaratory Judgment against Finjan in the United States District Court for the Southern District of California on July 1, 2016, asserting that there is an actual controversy between the parties to declare that ESET does not infringe any claim of U.S. Patent No. 7,975,305 (“the ‘305 Patent”). ESET sought an entry of judgment that it has not infringed any claim of the ‘305 Patent, an injunction against Finjan from asserting any of the claims in the ‘305 Patent against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. This action is before the Honorable Cathy Ann Bencivengo. Details on procedures prior to February 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On February 20, 2018, ESET filed a Motion to Stay Pending Inter Partes Review, which Finjan opposed. On May 7, 2018, the Court granted ESET’s Motion to Stay with regard to the ‘305 Patent only. The Court’s Scheduling Order was amended on October 4, 2018, January 4, 2019, and February 25, 2019, such that the following dates are now in effect: close of expert discovery was March 15, 2019; opening dispositive and Daubert motions were filed on April 23, 2019, with oppositions due on May 14, 2019, replies due on May 28, 2019; the final pretrial conference is scheduled for September 13, 2019; and the trial is to commence on October 29, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Cisco Systems, Inc., Case No. 5:17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 8,141,154; and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of judgment that Cisco has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Beth Labson Freeman. Details on procedures prior to March 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On August 16, 2017, the Court issued a scheduling order that set opening summary judgment briefs for September 12, 2019, with oppositions due on October 3, 2019, replies due on October 17, 2019, and a hearing for the motions for summary judgment on October 31, 2019, a final pretrial conference for April 23, 2020, and trial to commence on June 1, 2020. On April 2, 2018, Finjan filed a Motion to Strike Cisco’s Affirmative Defenses of prosecution laches, ensnarement doctrine, and inequitable conduct, to which a hearing was held on August 30, 2018. On June 7, 2018, the Court held a claim construction tutorial, and on June 15, 2018, the Court held a claim construction hearing. An Order Construing Claims in U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 8,141,154; and 8,677,494 was issued on July 23, 2018. The Court held a case management conference on August 30, 2018 and confirmed the jury trial to commence on June 1, 2020. On September 13, 2018, the Court granted Finjan’s Motion to Strike Cisco’s Affirmative Defenses of prosecution laches and ensnarement doctrine, and a portion of Cisco’s inequitable conduct defense, with leave to amend. On October 4, 2018, Cisco filed its Second Amended Answer and Affirmative Defenses. On February 5, 2019, the Court issued an Order Construing Additional Claims in U.S. Patent Nos. 6,154,844; 6,804,780; and 7,647,633. On March 22, 2019, Cisco filed a Motion to Strike Finjan’s Supplemental Interrogatory Response or, in the Alternative, Leave to Amend its Answer to Assert a Counterclaim for Breach of Contract. On April 15, 2019, Cisco filed a Motion for Reconsideration of the Court’s Order Construing Additional Claims with respect to the ‘633 Patent, and on April 30, 2019, the Court granted Cisco’s Motion for Reconsideration. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket Nos. 2 Ni 53/16 (EP). 4c O 33/16 (German Litigations)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O., a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringed Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, and damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. The infringement hearing was held on October 5, 2017. On November 24, 2016, ESET filed a nullity action with the Federal German Patent Court (the “Court”). The infringement proceedings were stayed pending resolution in the nullity action. Finjan responded to the nullity action contesting the nullity action completely and requesting the Court to reject the action and impose the cost of the proceedings to the claimant. The nullity hearing was held on November 28 and 29, 2018, and on March 22, 2019, the Court issued its decision in German determining the claims at issue to be unpatentable. Finjan filed a notice of appeal of the Court’s determination with the Federal Court of Justice of Germany on

April 25, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. SonicWall, Inc., Case No. 5:17-cv-04467-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against SonicWall, Inc. (“SonicWall”) in the United States District Court for the Northern District of California on August 4, 2017, asserting that SonicWall is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 7,058,822; 6,804,780; 7,613,926; 7,647,633; 8,141,154; 8,677,494; 7,975,305; 8,225,408; and 6,965,968 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Appliance Products utilizing Capture ATP and/or Gateway Security Services and Email Security Products utilizing Capture ATP and/or Gateway Security Services. Finjan seeks entry of judgment that SonicWall has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Beth Labson Freeman. On October 13, 2017, SonicWall filed a Motion to Dismiss Finjan’s Complaint for Failure to State a Claim for Willful Infringement. On May 16, 2018, the Court denied Sonicwall’s Motion to Dismiss. On May 30, 2018, SonicWall filed its Answer to Complaint. On June 20, 2018, Finjan filed a Motion to Strike SonicWall’s Seventh Affirmative Defense of inequitable conduct. Defendant’s opposition was filed on July 5, 2018, and Finjan’s reply was filed on July 12, 2018. On November 2, 2018, the Court granted the parties’ stipulation to withdraw Finjan’s Motion to Strike and grant SonicWall leave to amend its answer. On November 9, 2018, SonicWall filed its Amended Answer and Affirmative Defenses. On September 11, 2018, the Court amended its scheduling order pursuant to the parties’ stipulation such that the claim construction hearing was held on March 1, 2019. The Court issued an Order Construing Claims in U.S. Patent Nos. 6,154,844; 6,965,968; 7,058,822; 7,613,926; 7,647,633; and 8,225,408 on March 26, 2019. Pursuant to the Court’s December 14, 2017 Case Management Order, a final pretrial conference is set for March 18, 2021, and a jury trial to commence on May 3, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Bitdefender Inc., et al., Case No. 4:17-cv-04790-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Bitdefender Inc. and Bitdefender S.R.L. (“Bitdefender”) in the United States District Court for the Northern District of California on August 16, 2017, asserting that Bitdefender is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 7,930,299; 8,141,154; and 8,677,494 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Total Security, Family Pack, Internet Security, Antivirus Plus, Security for XP and Vista, Antivirus for Mac, Mobile Security, GravityZone Enterprise Security, GravityZone Elite Security, GravityZone Advanced Business Security, GravityZone Business Security, Hypervisor Introspection, Security for AWS, Cloud Security for MSP, GravityZone for xSP, and BOX. Finjan seeks entry of judgment that Bitdefender has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Haywood S. Gilliam, Jr. Details on procedures prior to December 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. A claim construction hearing was held on June 6, 2018. A Claim Construction Order issued on February 14, 2019 and a further case management conference was held on March 12, 2019. Pursuant to the Court’s April 1, 2019 Scheduling Order, dispositive motions will be filed on November 7, 2019, with oppositions on December 5, 2019, replies on December 19, 2019, and the hearing on January 9, 2020. A pretrial conference is set for March 17, 2020, with a jury trial to commence on April 6, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Juniper Networks, Inc., Case No. 3:17-cv-05659-WHA (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Juniper Networks, Inc. (“Juniper”) in the United States District Court for the Northern District of California on September 29, 2017, asserting that Juniper is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 7,613,926; 8,141,154; 8,677,494; 7,975,305; and 8,225,408 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, SRX Gateways, SRX Gateways using Sky ATP, and Contrail. Finjan seeks entry of judgment that Juniper has infringed and is infringing the Asserted Patents, has and is inducing infringement, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable William H. Alsup. Details on procedures prior to March 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. On May 31, 2018, Finjan filed a Motion for Leave to File a Second Amended Complaint to assert U.S. Patent No. 7,418,731 (“the ‘731 Patent”); the Court granted Finjan’s

Motion to File a Second Amended Complaint on July 19, 2018, and on July 27, 2018, Finjan filed its Second Amended Complaint to assert the ‘731 Patent. Finjan also moved to dismiss Juniper’s counterclaims and strike its affirmative defenses on June 15, 2018. On August 31, 2018, the Court converted Finjan’s motion to dismiss to a judgment on the pleadings and dismissed Juniper’s claims of prosecution laches, inequitable conduct for the ‘154 and ‘494 Patents, and ensnarement doctrine, and ordered that Juniper may seek leave to amend, and denied Finjan’s motion to dismiss unclean hands. On September 21, 2018, Juniper filed a Motion for Leave to File an Amended Answer (“Motion for Leave”). Finjan filed its Opposition to the Motion for Leave on October 5, 2018, and Juniper’s Reply regarding the Motion for Leave was filed on October 12, 2018. On October 29, 2018, the Court granted Juniper leave to amend its complaint with regard to inequitable conduct of the ‘494 and ‘154 Patents and denied leave to amend with regard to Juniper’s claims of prosecution laches. Juniper filed its First Amended Answer on November 5, 2018. The parties completed a first round of briefing of early summary judgment motions in June and July of 2018, and on August 9, 2018, the Court granted Juniper’s Motion for Summary Judgment of Non-infringement of the ‘780 Patent. On August 21, 2018, the parties filed a response to the Court’s August 20, 2018 Order requesting supplemental briefing for summary judgment of the ‘494 Patent. On August 24, 2018, the Court granted in part Finjan’s Motion for Summary Judgment of the ‘494 Patent. A final pretrial conference for trial on the ‘494 Patent was held on December 4, 2018, and a jury trial commenced on December 10, 2018. On December 14, 2018, the jury found no infringement of Claim 10 of the ‘494 Patent. On January 10, 2019, the parties filed Motions for Judgment as a Matter of Law (“JMOL”), Oppositions on January 24, 2019, and Replies on January 31, 2019. On March 11, 2019, the Court denied Finjan’s motion for JMOL, and held Juniper’s motion for JMOL in abeyance. A trial for Juniper’s equitable defenses, counterclaims, and Section 101 defense is set for July 29, 2019. On March 28, 2019, Juniper filed a Motion for Sanctions, and on March 29, 2019, Finjan filed a Rule 60(b) Motion for Relief from Judgment. Hearings on these motions are scheduled for May 9, 2019. On November 6, 2018, the Court ordered a second round of early motions for summary judgment on one asserted claim for each party, with opening motions for summary judgment filed on February 14, 2019, oppositions filed on March 14, 2019, and replies filed on April 4, 2019, with a hearing on May 2, 2019. Finjan moved for summary judgment of infringement of the ‘154 Patent, and Juniper moved for summary judgment of non-infringement of Claim 9 of the ‘780 Patent. The Court has not scheduled a date for summary judgment and trial on the remaining patents. There can be no assurance that Finjan will be successful in settling or litigating these claims.
Finjan, Inc. v. ZScaler, Inc., Case No. 3:17-cv-06946-JST (N.D. Cal.)

Finjan filed a patent infringement lawsuit against ZScaler, Inc. (“ZScaler”) in the United States District Court for the Northern District of California on December 5, 2017, asserting that ZScaler is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 7,647,633; 8,677,494; and 7,975,305 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, ZScaler’s Internet Access Bundles (including Professional, Business, and Transformation), Private Access Bundle (including Professional Business, and Enterprise), ZScaler Enforcement Node (“ZEN”), Secure Web Gateway, Cloud Firewall, Cloud Sandbox, and Cloud Architecture products and services. Finjan seeks entry of judgment that ZScaler has and continues to infringe the Asserted Patents, has and continues to induce infringement, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty, enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Jon S. Tigar. On March 5, 2018, Finjan moved to strike ZScaler’s affirmative defense. ZScaler filed an Amended Answer and Counterclaims on March 29, 2018, and Finjan’s Motion to Strike was terminated as moot. On April 2, 2018, Finjan filed an Answer to ZScaler’s Counterclaim. On March 21, 2019, Zscaler filed a Motion to Stay the case, Finjan filed its Opposition on April 4, 2019, and Zscaler filed its Reply on April 11, 2019. The Court set a claim construction tutorial for May 14, 2019, and a claim construction hearing for May 28, 2019. A summary judgment hearing was scheduled for November 18, 2019. On May 1, 2019, the parties filed a Joint Stipulation of Dismissal with Prejudice pursuant to a confidential settlement agreement between the parties.

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

Finjan, Inc. v. Check Point et al., Case No. 3:18-cv-02621-WHO (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Check Point Software Technologies Inc. and Check Point Software Technologies Ltd. (“Check Point”) in the United States District Court for the Northern District of California on May 3, 2018, asserting that Check Point is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,965,968; 7,418,731; 7,647,633; 8,079,086; 8,141,154; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Check Point’s Next Generation Firewall and Security Gateway products, Blade products, CloudGuard products, Endpoint Protection products, Advanced Threat Prevention products, Mobile Security products, ZoneAlarm products, Threat Intelligence products, Security Management and Policy Management products, ThreatCloud Managed Security Service products, Smart-1 Appliance products, products using SandBlast technology, and products utilizing the Gaia Operating System. Finjan seeks entry of judgment that Check Point has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable William H. Orrick. On July 16, 2018, Check Point filed its Answer. A case management conference was held on August 14, 2018. On August 15, 2018, the Court issued its Civil Pretrial Order setting a hearing for summary judgment motions on September 30, 2020, a pretrial conference on December 14, 2020, and a jury trial to commence on January 25, 2021. On November 21, 2018, Check Point filed its Amended Answer. On December 5, 2018, Finjan filed a Motion to Strike Check Point’s Affirmative Defenses of lack of standing for the ‘154 Patent, prosecution laches, and inequitable conduct for the ‘154 and ‘494 Patents. On January 25, 2019, the Court granted Finjan’s Motion to Strike Check Point’s Affirmative Defenses of lack of standing and prosecution laches with leave to amend its prosecution laches defense and denied the Motion to Strike with respect to inequitable conduct. On February 12, 2019, Check Point filed a Motion for Leave to Amend its Answer and Affirmative Defenses to include inequitable conduct defenses for the ‘086, ‘633, and ‘844 Patent, and unenforceability defense based on a terminal disclaimer filed for the ‘086 Patent. Finjan’s Opposition was filed on February 26, 2019, and Check Point’s Reply was filed on March 5, 2019. On April 2, 2019, the Court issued an Order granting Check Point’s Motion for Leave to Amend its Answer and Affirmative Defenses, and on April 3, 2019, Check Point filed its Second Amended Answer and Affirmative Defenses. On April 24, 2019, the Court scheduled a claim construction hearing for August 19, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Rapid7, Inc. et al., Case No. 1:18-cv-01519-MN (D. Del)

Finjan filed a patent infringement lawsuit against Rapid7, Inc. (“Rapid7”) in the United States District Court for the District of Delaware on October 1, 2018, asserting that Rapid7 is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,757,289; 7,613,918; 7,975,305; 8,079,086; 8,141,154; 8,225,408; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Rapid7’s InsightIDR, InsightVM (Nexpose), InsightAppSec, AppSpider, Metaspliot and Komand technologies, including Rapid7 Insight Platform products. Finjan seeks entry of judgment that Rapid7 has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Maryellen Noreika. Rapid7 filed an Answer on December 5, 2018. On December 26, 2018, Finjan filed a Motion to Strike Rapid7’s Affirmative Defenses of inequitable conduct for the ‘154, ‘494, and ‘086 Patents. Rapid7 filed its Opposition on January 9, 2019, and Finjan filed its Reply on January 16, 2019. On February 13, 2019, the Court issued a Scheduling Order that set a claim construction hearing for October 18, 2019, a pretrial conference for February 8, 2021, and trial for February 22, 2021. On March 20, 2019, the Court scheduled a mediation conference for August 13, 2019, before Chief U.S. Magistrate Judge Mary Pat Thynge. There can be no assurance that Finjan will be successful in settling or litigating these claims.
Finjan, Inc. v. Fortinet, Inc., Case No. 3:18-cv-06555-JD (N.D. Cal.)
Finjan filed a patent infringement lawsuit against Fortinet, Inc. (“Fortinet”) in the United States District Court for the Northern District of California on October 26, 2018, asserting that Fortinet infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,965,968; 7,058,822; 7,418,731; 7,647,633; 7,975,305; 8,079,086; 8,225,408; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Fortinet’s FortiGate, FortiManager, FortiAnalyzer, FortiSiem, FortiSandbox, FortiMail, FortiWeb, ForitCache, and FortiClient technologies, including Fortinet Security Fabric products. Finjan seeks entry of judgment that Fortinet has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable James Donato. On December 17, 2018, the Court ordered Finjan to show cause in writing by December 27, 2018, as to why the case should not be stayed pending resolution of the other actions where overlapping patents are being actively litigated and permitted Fortinet to file a statement of its views by January 2, 2019. Fortinet’s Answer and Counterclaims were filed on December 19, 2018. On December 27, 2018, Finjan filed its Response to Order to Show Cause, opposing a stay, Fortinet filed its Response requesting a stay on January 2, 2019, and on January 3, 2019, the Court held a hearing regarding the stay. On January 7, 2019, the Court temporarily stayed the case until the next status conference, on February 21, 2019. At the February 21, 2019 status conference, and subsequently in its Minute Order dated February 25, 2019, the Court directed the parties to file by February 28, 2019, a joint statement identifying the patents and claims at issue and unique in the case. The Court has yet to decide if it will further stay the case pending resolution of other Finjan actions. On February 26, 2019, Finjan filed its answer to Fortinet’s counterclaims. There can be no assurance that Finjan will be successful in settling or litigating these claims.
Finjan, Inc. v. Qualys Inc., Case No. 4:18-cv-07229-YGR (N.D. Cal.)
Finjan filed a patent infringement lawsuit against Qualys Inc. (“Qualys”) in the United States District Court for the Northern District of California on November 29, 2018, asserting that Qualys infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 8,677,494; 7,975,305; 8,225,408; 6,965,968; 7,418,731; and 8,141,154 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Qualys’ products and services that utilize Vulnerability Management, Threat Protection, Continuous Monitoring, Indicators of Compromise, Container Security, Web App Firewall, Web App Scanning, and Compliance Monitoring, including Qualys Cloud Platform products. Finjan seeks entry of judgment that Qualys has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Yvonne Gonzalez Rogers. On January 23, 2019, Qualys filed its Answer and Counterclaims. On February 13, 2019, Finjan filed its Answer to Qualys’ Counterclaim. On March 6, 2019 Qualys filed its First Amended Answer and Counterclaims, and Finjan filed its Answer to Counterclaims on March 20, 2019. An initial case management conference was held on March 4, 2019. At that conference, the Court ordered Finjan to submit information identifying common asserted claims in other cases, as well as overlapping claim construction terms and definitions. Finjan filed its submission on March 15, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.
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

U.S. Patent No. 8,015,182 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of claims 8-11, 13 of U.S. Patent No. 8,015,182 was filed on September 16, 2016 and assigned Reexamination Control Number 90/013,812. The request for reexamination was granted on October 17, 2016. On December 19, 2016, Finjan filed a Petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. A non-final Office Action rejecting claims 8-11 and 13 was issued on April 13, 2017. An Examiner Interview was conducted on May 23, 2017 and a Response to the non-final Office Action was filed on June 13, 2017. A final Office Action was mailed November 9, 2017 and a Response was filed January 8, 2018. An Advisory Action was mailed February 8, 2018 and a Notice of Appeal was filed February 12, 2018. An Appeal Brief was filed on April 12, 2018. An Examiner’s Answer was mailed on May 14, 2018 and a Reply Brief and Request for Oral Hearing were filed on July 11, 2018. Oral arguments were presented before the PTAB on September 12, 2018 and a Decision reversing the Examiner’s rejection of claims 8-11 and 13 was issued on October 1, 2018. On January 24, 2019, a Notice of Intent to Issue Ex Parte Reexamination Certificate confirming the patentability of claims 8-11 and 13 was issued by the Patent Office. A Reexamination Certificate was issued on March 4, 2019.

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016 and a non-final Office Action was mailed on April 12, 2016. A Response to the non-final Office Action was filed on June 13, 2016. A Final Action was mailed on August 24, 2016 with a Response due October 24, 2016. A Response to the Final Action was filed on October 24, 2016 and a second interview with the Patent Office was conducted. The Patent Office issued an Advisory Action maintaining the rejections. A Notice of Appeal was filed on November 11, 2016 and an Appeal Brief was filed on January 23, 2017. An Examiner’s Answer was mailed on March 29, 2017. Finjan’s Reply Brief and Request for Oral Hearing were filed on May 30, 2017. Oral Hearing was held December 12, 2017. On July 2, 2018 the Patent Trial and Appeal Board affirmed the Examiner in a 2-1 decision. A Notice of Appeal to the Federal Circuit was filed on September 4, 2018 (Case No. 18-2354). On December 21, 2018, Finjan filed its opening brief; on February 13, 2019, the appellee filed its responsive brief; and on March 20, 2019, Finjan filed its reply brief. There can be no assurance that Finjan will be successful in rebutting the patentability challenge before the USPTO.

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

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
On July 3, 2015, April 19, 2016, and May 26, 2016, Symantec Corporation filed three (3) separate Petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547; IPR2016-00919; IPR2016-01071) and moved to join the Petition for IPR filed by Palo Alto Networks (IPR2016-00151). Finjan filed a POPR to the Petition in IPR2015-01547 on October 19, 2015. The PTAB denied Symantec’s Petition to institute IPR proceedings in IPR2015-01547 on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing with respect to IPR2015-01547, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing. With respect to IPR2016-00919 and IPR2016-01071, the PTAB granted Symantec’s motions for joinder on September 8, 2016. On March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of the instituted claims in both IPR2016-00919 and IPR2016-01071. Palo Alto Networks and Symantec Corp. filed Notices of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case Nos. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Networks and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 7, 2018, Symantec filed a motion to withdraw from appeal numbers 17-2314 and 017-2315. On March 13, 2018, the Federal Circuit granted Symantec’s motion to withdraw. Oral argument was heard on June 6, 2018. On November 19, 2018, the Federal Circuit upheld the PTAB’s decision in IPR2015-01979 and vacated the PTAB’s decision in IPR2016-00151 and remanded the proceeding to be consistent with the Supreme Court’s decision in SAS Institute. On January 23, 2019, the PTAB modified its institution decision to include review of dependent claims 9 and 12. Petitioner’s Institution Opening Brief was filed on February 13, 2019, Patent Owner’s Response was filed on March 6, 2019, Petitioner’s Reply was filed on March 13, 2019, and Patent Owner’s Sur-reply was filed on March 20, 2019. Oral argument was heard on March 26, 2019.

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

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate Petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01979; IPR2016-00151) and a Motion for Joinder to Symantec’s Petition for IPR (IPR2015-01547). Finjan filed a POPR to the first Petition in IPR2015-01979 on December 29, 2015 and the PTAB granted institution of IPR proceedings on March 21, 2016. On April 5, 2016, Finjan filed a Partial Request for Rehearing, and on April 19, 2016, the PTAB denied Finjan’s Partial Request for Rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a Partial Request for Rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a Joint Notice to Amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition. An oral hearing was held for IPR2016-00151 on January 24, 2017 and on March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. An oral hearing was held for IPR2015-01979 on December 15, 2016 and on March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. On April 14, 2017, Palo Alto Networks filed a Request for Rehearing. On May 19, 2017, the PTAB denied Palo Alto Networks’ Request for Rehearing. Palo Alto Networks and Symantec Corp. filed Notice of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case Nos. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Networks and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 8, 2018, Symantec filed a Motion to Withdraw from appeal numbers 17-2314 and 17- 2315. On March 13, 2018, the Federal Circuit granted Symantec’s Motion to Withdraw. Oral argument was heard on June 6, 2018. On November 19, 2018, the Federal Circuit upheld the PTAB’s decision in IPR2015-01979 and vacated the PTAB’s decision in IPR2016-00151 and remanded the proceeding to be consistent with the Supreme Court’s decision in SAS Institute. On January 23, 2019, the PTAB modified its institution decision to include review of dependent claims 9 and 12. Petitioner’s Institution Opening Brief was filed on February 13, 2019, Patent Owner’s Response was filed on March 6, 2019, Petitioner’s Reply was filed on March 13, 2019, and Patent Owner’s Sur-reply was filed on March 20, 2019. Oral argument was heard on March 26, 2019.

U.S. Patent No. 8,677,494 (Assignee, Finjan, Inc.)
On November 6, 2015, Palo Alto Networks Inc. filed a Petition for IPR of U.S. Patent No. 8,677,494 (IPR2016-00159). Finjan filed a POPR to the Petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a Joint Notice to Amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition. An oral hearing was held on February 16, 2017. On April 11, 2017, the PTAB issued a Final Written Decision stating that claims 3 - 5 and 10 - 15 have not been shown to be unpatentable, and that claims 1, 2, and 6 have been shown to be unpatentable. Finjan filed a Request for Rehearing on May 11, 2017, and on July 17, 2017, the PTAB denied Finjan's request. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal for IPR2016-00159 and IPR2016-01174 to the United States Court of Appeals for the Federal Circuit on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case No. 17-2543). The Federal Circuit consolidated the appeal with Case No. 17-2034. Palo Alto Networks and Blue Coat Systems filed their Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a Motion to Withdraw from appeal numbers 17-2543 and 17-2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s Motion to Withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its Reply Brief on April 18, 2018. The Patent Office’s Reply Brief was filed on May 22, 2018, and Finjan’s Reply Brief was filed on June 5, 2018. Oral argument was heard on December 6, 2018.

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

U.S Patent No. 7,975,305 (Assignee, Finjan, Inc.)
On July 4, 2017, ESET, LLC and ESET SPOL S.R.O. filed a Petition for IPR of U.S. Patent No. 7,975,305 (IPR2017-01738). Finjan filed its POPR on November 3, 2017. On January 31, 2018, the PTAB instituted IPR on claims 1-25. Finjan’s Patent Owner Response was filed on August 21, 2018 and Petitioner’s Reply was filed on November 5, 2018. Oral argument was heard on December 3, 2018. On January 24, 2019, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. On March 25, 2019, Petitioner filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On December 22, 2017, Cisco Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (IPR2018-00391). Finjan’s POPR was filed on March 28, 2018. On June 5, 2018, the PTAB instituted IPR on claims 1, 4, 8, and 11-14. Finjan’s Patent Owner Response was filed on September 10, 2018, and Petitioner’s Reply was filed on December 10, 2018, and Finjan’s Sur-Reply was filed on January 30, 2019. Oral argument was heard on March 6, 2019.

U.S. Patent No. 6, 154,844 (Assignee, Finjan, Inc.)
On October 2, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 6,154,844 (IPR2019-00026). Finjan’s POPR was filed on January 11, 2019. On April 9, 2019, the PTAB instituted IPR on claims 1, 15, and 41. Finjan’s Patent Owner Response is due on July 2, 2019, Petitioner’s Reply is due September 24, 2019, and Finjan’s Sur-Reply is due on November 5, 2019. Oral argument is scheduled for January 10, 2020.

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
On October 3, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 8,141,154 (IPR2019-00031). Finjan’s POPR was filed on January 11, 2019. On March 25, 2019, the PTAB denied institution of IPR.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On October 10, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (IPR2019-00060). Finjan’s POPR was filed on February 7, 2019. On April 29, 2019, the PTAB denied institution of IPR.

U.S. Patent No. 7,613,926 (Assignee, Finjan, Inc.)
On October 11, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 7,613,926 (IPR2019-00073). Finjan’s POPR was filed on February 7, 2019. On May 1, 2019, the PTAB denied institution of IPR.

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

NOTE 10 - INCOME TAX

The Company had a tax benefit of $2.3 million for the three months ended March 31, 2019, and is comprised of a federal tax benefit and a state tax benefit of $1.7 million and $0.6 million, respectively. The computed effective tax rate for the three months ended March 31, 2019, is approximately 28.00%. The Company had a tax expense of $11.5 million for the three months ended March 31, 2018, comprised primarily of federal and state tax expense. The computed effective tax rate for the quarter was approximately 28.09%.

NOTE 11 - SUBSEQUENT EVENTS

On April 30, 2019, the Company and Zscaler, Inc. (“Zscaler”) entered into a Confidential Patent License and Settlement Agreement (the “License and Settlement Agreement”). Specifically, the parties have resolved and settled all claims between them.

As part of the settlement and pursuant to the License and Settlement Agreement and related agreements, Zscaler and its licensed affiliates (the “Zscaler Parties”) will obtain a license to, among others, the patents of Finjan, Finjan Mobile, Inc., and Finjan Blue, Inc. (collectively with the Company, the “Finjan Parties”) and pay Finjan $7.25 million in cash within five (5) business days of the April 30, 2019, the effective date of the License and Settlement Agreement, which payment has been received by Finjan on April 30, 2019. Further, upon acquisition of Zscaler or acquisitions by Zscaler, additional one-time license fees may be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition. The License and Settlement Agreement and related agreements also contained mutual covenants not to sue and mutual releases, among other terms. The remaining terms of the License and Settlement Agreement and related agreements are confidential.

Item 2.  Management’s discussion and analysis of financial condition and results of operations

The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, about Finjan Holdings, Inc., (the “Company” or “Finjan Holdings”), financial condition and results of operations, including discussions about management’s expectations for the business. These include statements regarding our expectations, intentions, beliefs and projections about our future results, performance, prospects and opportunities. These statements can be identified by the fact that they do not relate strictly to historical or current facts or by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “will be,” “would,” and the negative of these terms and similar expressions, but this is not an exclusive way of identifying such statements. Readers are cautioned that forward-looking statements are not guarantees of future performance. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, the forward-looking statements contained in this report as a result of various risks, uncertainties and other factors. Important factors that could cause our actual results to differ materially from our expectations include, without limitation, our ability to execute our business plan, the outcome of pending or future enforcement actions, our ability to expand our technology portfolio, the enforceability of our patents, the continued use of our technologies in the market, the development of products and services for the consumer and enterprise market, the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months, the development or continuation of a liquid trading market for our securities, regulatory developments and other factors described under Item 1A. “Risk Factors,” as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and any subsequent quarterly or current reports. The following discussion should also be read in conjunction with the audited and unaudited consolidated financial statements and notes thereto, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and any subsequent quarterly or current reports, including this Quarterly Report on Form 10-Q.

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

Operations

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

As a core element of our continued patent licensing and enforcement business, our management team, having expertise with technology and intellectual property ("IP") monetization, monitors a number of markets and assesses and observes the adoption of our patented technologies in these markets.  Our management team, in conjunction with external legal, technical, and financial experts concludes on a case-by-case basis whether or not they believe that Finjan’s patented technologies are being used.  Based on these observations, we continue to believe our patented technologies are highly relevant in specific cybersecurity technology areas including, but not limited to, endpoint/cloud software, web gateway/internet infrastructure, and networking equipment markets. From that basis, the Company pursues unlicensed entities through licensing, assertion of claims or both to preserve the value of our portfolio in general. This also reinforces the value to existing licensees of the Finjan patent portfolio.

Since the sale of its hardware and software operations in 2009, Finjan’s primary source of income and related cash flows has been the enforcement of its patent rights against unauthorized use and to a lesser extent, income derived from intellectual property licenses granted to third parties for the use of patented technologies that are owned by Finjan.

Finjan Blue was founded to support our development and licensing efforts of the IBM Security Patents obtained by Finjan Blue through the August 2017 Patent Assignment and Support Agreement and the May 2018 Patent Assignment Agreement with IBM. The Agreements, the terms of which are confidential, includes pathways for Finjan and IBM to consider development efforts in the future and provides for the sharing of pertinent institutional knowledge and resources by IBM to Finjan Blue.

Finjan Mobile was founded to ensure that mobile devices are protected against spies, phishing and malware attacks. Given the uptrend in mobile device usage coupled with the amount of transient corporate data, the average mobile user presents and represents higher risks of data loss through hacking. The consumer mobile device has become so convenient that consumers often ignore online security and download apps and blindly agree to terms of service, purchase products, pay bills, connect to free Wi-Fi, and do not think twice about personal data and photos stored on their devices. We started research and development of security products for mobile devices which benefit from technologies developed and patented by Finjan but also include the invention of new mobile technologies that will help expand our existing patent portfolio. Products currently available include our Finjan Mobile Secure Browser and a Virtual Private Network (VPN), recently re-branded as InvinciBull, which can be used within the Finjan Browser or separately to encrypt data and keep consumers secure.

As of March 31, 2019, we had 10 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Industry Trends and Outlook

Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens. We have recently seen a number of devastatingly successful cybersecurity breaches targeting high profile government offices and corporations. The full extent of the cost and damage associated with these attacks may not be known for some time. Nonetheless, these attacks are expected to continue, along with their associated and sometimes unprecedented costs. In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim by the breach of their personal and otherwise confidential data. These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including hardware and software.

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

InvinciBull VPN is available for download in the App Store and Google Play and desktop versions for Mac and Windows can be downloaded from InvinciBull.io.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings Amended and Restated 2014 Incentive Compensation Plan (“Restated 2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance and on June 21, 2017, at our 2017 annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. Restated 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval, which represented an additional 1,385,366 shares as of January 1, 2018 and 1,378,432 shares as of January 1, 2019 (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). A total of 288,108 restricted stock units and 2,486,646 options remain outstanding as of March 31, 2019, under the Restated 2014 Plan. We expect that future equity-based awards will continue to be made under the Restated 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods. As of March 31, 2019, we have 2,943,535 shares available for issuance under the 2014 Plan.

We expect to increase the number of employees and consultants to help execute our strategy in the cybersecurity business and support our public company functions. Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical periods presented in our financial statements.

Results of Operations

Three months ended March 31, 2019 compared with three months ended March 31, 2018

	For Three Months ended March 31,
	2019	2018	Change
				%
	(In millions, except percentages)
Revenue	$—	$65.0	$(65.0)	(100)%

Cost of revenues	—	13.0	(13.0)	(100)%

Gross profit	—	52.0	(52.0)	(100)%

Gross Margin	—%	80%

Operating expenses:
Research and development	0.5	0.5	—	—%
Selling, general and administrative (1)	7.9	8.3	(0.4)	(5)%
Total operating expenses	8.4	8.8	(0.4)	(5)%
Income (loss) from operations	(8.4)	43.2	(51.6)	119%

Other income (expense)
Change in fair value of warrant liability	—	(2.1)	2.1	(100)%
Interest and other income (expense), net	0.1	(0.4)	0.5	(125)%
Income (loss) before income taxes	(8.3)	40.7	(49.0)	120%

Provision (benefit) for income taxes	(2.3)	11.5	(13.8)	(120)%

Net income (loss)	$(6.0)	$29.2	$(35.2)	121%

(1) Includes stock based compensation	$0.2	$0.3	$(0.1)	(33)%

Revenues for the three months ended March 31, 2019 were nil, compared to $65.0 million during the same period in 2018. Revenue is derived from multiple license agreements that we entered into with third-parties following negotiations pursuant to our licensing and enforcement program. Revenue is determined by the timing of these licensing agreements and enforcement program and can vary significantly period to period.

Costs of revenues includes legal fees directly associated with our licensing and enforcement programs and were nil for the three months ended March 31, 2019, compared to $13.0 million for the same period in 2018.

Research and development expenses were $0.5 million for the three months ended March 31, 2019 and 2018, respectively. Our focus on research and development consisted primarily of professional services associated with the development of mobile security application products. We continue our efforts in our security application products, including mobile.

Selling, general and administrative expenses (“SG&A”) during the three months ended March 31, 2019 and 2018 were $7.9 million and $8.3 million, respectively, an increase of $0.4 million or 5%. SG&A expenses are largely related to litigation, personnel and amortization of the IBM patents. Litigation expenses were $5.1 million and $3.3 million for the three months ended March 31, 2019 and 2018, an increase of $1.8 million. These costs are primarily due to the timing of various outstanding actions as described in "Note 9 - Litigation, claims and assessments". Personnel expenses were $0.9 million and $3.2 million for the three months ended March 31, 2019 and 2018, a decrease of $2.3 million. The 2018 three month personnel expense includes incentive bonuses that were awarded during the period.

We had a tax benefit for income taxes of $2.3 million for the three months ended March 31, 2019, compared to a provision for income taxes of $11.5 million for the three months ended March 31, 2018, which was tied to the net income recognized in the period.

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

In addition:

•
On November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $1.8 million of the commitment remains unfunded as of March 31, 2019. The fund can make a call on our remaining commitment at any time.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

•
On April 21, 2017, we entered into a $3.9 million agreement with Avira, Inc., to provide services to support our VPN Platform effective July 1, 2017, payable over 3 years in quarterly payments of $0.3 million. As of March 31, 2019, the Company has a $1.5 million contractual obligation due over the next 5 quarters.

•
We entered into a $8.5 million Patent Assignment and Support Agreement with IBM effective August 24, 2017. As of March 31, 2019, the Company has a $5.5 million obligation due over the next 3 years, with final payment due August 24, 2021.

•
On July 19, 2018, we entered into a lease for our corporate headquarters office in East Palo Alto, California. Under the terms of the lease, we owe minimum lease obligations of $3.7 million over 57 months. As of March 31, 2019, we have an outstanding obligation of $2.7 million.

The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

	March 31, 2019	December 31, 2018
	(in millions)
Cash & cash equivalents	$27.1	$32.0
Short term investments	$13.3	$11.3
	$40.4	$43.3

As of March 31, 2019, we had $40.4 million of cash and cash equivalents and short term investments, a decrease of $2.9 million from $43.3 million at December 31, 2018. This is primarily attributable to $2.9 million used in operating activities.

Based on current forecasts, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital for the next 12 months from the date of filing of this quarterly report.

	Three Months ended March 31,
	2019	2018
	(in millions)
Net cash (used in) provided by operating activities	$(2.9)	$59.7

Net cash used in investing activities	$(2.0)	$(0.6)

Net cash used in financing activities	$—	$(19.9)

Cash flows from operating activities:

Net cash used in our operating activities of $2.9 million during the three months ended March 31, 2019, is primarily due to our net loss of $6.0 million, less $0.5 million in depreciation and amortization and $0.2 million of stock-based compensation, $2.3 million in deferred taxes, $2.6 million related to the right of use assets, offset by approximately $7.3 million of net change in other operating assets and liabilities.

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

Cash used in investing activities:

During the three months ended March 31, 2019, net cash used in investing activities of $2.0 million was related to the $3.8 million purchases of marketable securities offset with $1.8 million in redemptions of marketable securities.

During the three months ended March 31, 2018 cash used in investing activities of $0.6 million was related to the purchase of additional investment in accordance with commitment to the JVP fund.

Cash used in financing activities:

During the three months ended March 31, 2019, we had no financing activity.

Net cash used in financing activities was $19.9 million during the three months ended March 31, 2018, resulting from the redemption and retiring of both Series A-1 Preferred Stock Financing.

Significant Developments

On April 30, 2019, the Company and Zscaler, Inc. (“Zscaler”) entered into a Confidential Patent License and Settlement Agreement (the “License and Settlement Agreement”). Specifically, the parties have resolved and settled all claims between them.

As part of the settlement and pursuant to the License and Settlement Agreement and related agreements, Zscaler and its licensed affiliates (the “Zscaler Parties”) will obtain a license to, among others, the patents of Finjan, Finjan Mobile, Inc., and Finjan Blue, Inc. (collectively with the Company, the “Finjan Parties”) and pay Finjan $7.25 million in cash within five (5) business days of the April 30, 2019, the effective date of the License and Settlement Agreement, which payment has been received by Finjan on April 30, 2019. Further, upon acquisition of Zscaler or acquisitions by Zscaler, additional one-time license fees may be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition. The License and Settlement Agreement and related agreements also contained mutual covenants not to sue and mutual releases, among other terms. The remaining terms of the License and Settlement Agreement and related agreements are confidential.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents and short term investments. Our cash and cash equivalents and short term investments as of March 31, 2019, totaled $40.4 million and consisted primarily of cash and money market funds with maturities of twelve months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Philip Hartstein, and our Chief Financial Officer and Treasurer, Michael D. Noonan, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2019, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
See "NOTE 9 - Litigation, Claims, and Assessments" to our Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. As of March 31, 2019, the Company had a remaining authorization of $8.0 million for future share repurchases.

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

Dated:  May 8, 2019

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Michael Noonan
Michael Noonan
Chief Financial Officer and Treasurer (Principal Financial Officer)