Form 10-Q
period 2019-06-30
FINJAN HOLDINGS, INC.
filed 2019-08-08
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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
As of August 1, 2019, 27,625,204 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

 FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$26,939	$32,011
Short term investments	15,673	11,303
Accounts receivable	—	2,550
Prepaid expenses and other current assets	2,039	6,580
Total current assets	44,651	52,444
Property and equipment, net	504	99
Investments	4,018	3,518
Intangible assets, net	4,529	5,507
Deferred income taxes	5,908	2,811
Right of use assets	2,481	—
Other assets, non-current	214	214
Total assets	$62,305	$64,593
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,549	$4,394
Accounts payable - related parties	—	163
Accrued expenses	2,877	394
Lease liability	502	—
Other liabilities, current	1,500	1,500
Total current liabilities	9,428	6,451
Lease liability, non-current	2,059	—
Other liabilities, non-current	3,614	3,463
Total liabilities	15,101	9,914

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 27,610,520 and 27,568,656 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	29,031	28,534
Retained earnings	18,170	26,142
Total stockholders' equity	47,204	54,679
Total liabilities and stockholders' equity	$62,305	$64,593

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$7,250	$17,300	$7,250	$82,300
Cost of revenues	928	1,601	928	14,601
Gross profit	6,322	15,699	6,322	67,699
Research and development expense	530	522	1,006	984
Selling, general and administrative expenses	8,643	5,868	16,588	14,175
Total operating expenses	9,173	6,390	17,594	15,159
Income (loss) from operations	(2,851)	9,309	(11,272)	52,540
Other income (expense)
Change in fair value of warrant liability	—	(293)	—	(2,399)
Interest expense	(108)	(145)	(226)	(565)
Interest and other income	229	32	433	68
Income (loss) before income taxes	(2,730)	8,903	(11,065)	49,644
Provision (benefit) for income taxes	(760)	1,864	(3,093)	13,387
Net income (loss)	(1,970)	7,039	(7,972)	36,257

Accretion of preferred stock	—	—	—	(925)

Net income (loss) to common stockholders	$(1,970)	$7,039	$(7,972)	$35,332

Net income (loss) per share, basic	$(0.07)	$0.26	$(0.29)	$1.31
Net income (loss) per share, diluted	$(0.07)	$0.24	$(0.29)	$1.21

Net income (loss) per share applicable to common stockholders, basic	$(0.07)	$0.26	$(0.29)	$1.28
Net income (loss) per share applicable to common stockholders, diluted	$(0.07)	$0.24	$(0.29)	$1.18

Weighted-average common shares outstanding, basic	27,609,068	27,503,356	27,601,760	27,610,924
Weighted-average common shares outstanding, diluted	27,609,068	29,737,679	27,601,760	30,010,329

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except shares data)
(Unaudited)

Three Months Ended June 30, 2019 and 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance - March 31, 2019	27,595,840	$3	$28,780	$20,140	$48,923
Stock-based compensation expense	—	—	251	—	251
Exercise of RSUs	14,680	—	—	—	—
Net loss	—	—	—	(1,970)	(1,970)
Balance - June 30, 2019	27,610,520	$3	$29,031	$18,170	$47,204

Balance - March 31, 2018	27,719,828	$3	$22,361	$37,324	$59,688
Stock-based compensation expense	—	—	435	—	435
Exercise of RSUs and stock options	139,588	—	209	—	209
Shares repurchased	(686,492)	—	—	(2,023)	(2,023)
ASC 606 adjustment	—	—	—	(680)	(680)
Net income	—	—	—	7,039	7,039
Balance - June 30, 2018	27,172,924	$3	$23,005	$41,660	$64,668

Six Months Ended June 30, 2019 and 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance - December 31, 2018	27,568,656	$3	$28,534	$26,142	$54,679
Stock-based compensation expense	—	—	497	—	497
Exercise of RSUs	41,864	—	—	—	—
Net loss	—	—	—	(7,972)	(7,972)
Balance - June 30, 2019	27,610,520	$3	$29,031	$18,170	$47,204

Balance - December 31, 2017	27,707,328	$3	$22,968	$5,555	$28,526
Stock-based compensation expense	—	—	753		753
Exercise of RSUs and stock options	152,088	—	209	—	209
Shares repurchased	(686,492)	—	—	(2,024)	(2,024)
Accretion of Series A-1 preferred stock	—	—	(925)	—	(925)
ASC 606 adjustment	—	—	—	1,872	1,872
Net income	—	—	—	36,257	36,257
Balance - June 30, 2018	27,172,924	$3	$23,005	$41,660	$64,668

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(7,972)	$36,257
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,012	803
Non-cash lease expense	241	—
Change in fair value of warrant liability	—	2,399
Stock-based compensation	497	753
Amortization of discount and premium on investments	(154)	—
Changes in operating assets and liabilities:
Accounts receivable	2,550	6
Prepaid expenses and other assets	4,541	(34)
Deferred income taxes	(3,097)	2,605
Lease liability	(232)	—
Accounts payable	155	(1,710)
Accounts payable - related parties	(163)	(99)
Accrued expenses	2,483	593
Accrued income taxes	—	5,041
Other liabilities	222	486
Net cash provided by operating activities	83	47,100

Cash flows from investing activities:
Purchase of patents	—	(1,000)
Purchase of fund investment	(500)	(550)
Purchase of marketable securities	(12,613)	—
Redemption of marketable securities	8,397	—
Leasehold improvements	(439)	—
Net cash used in investing activities	(5,155)	(1,550)

Cash flows from financing activities:
Repurchase of Finjan Holdings shares	—	(2,024)
Proceeds from exercise of stock options	—	209
Redemption of preferred shares	—	(19,890)
Net cash used in financing activities	—	(21,705)
Net (decrease) increase in cash and cash equivalents	(5,072)	23,845
Cash and cash equivalents - beginning	32,011	41,169
Cash and cash equivalents - ending	$26,939	$65,014

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$5,700

Supplemental disclosures of cash flow information, non-cash:
Accretion of series A-1 preferred stock to redemption value	$—	$925
Changes in accounts receivable, adoption of ASC 606	$—	$2,550
Changes in deferred tax, adoption of ASC 606	$—	$678

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation, and its wholly owned subsidiaries, Finjan, Finjan Blue and Finjan Mobile operates a cybersecurity business focused on three business lines: intellectual property licensing and enforcement, mobile security application development and investing in cybersecurity technologies and intellectual property. Licensing and enforcement of the Company's cybersecurity patent portfolio is operated through its wholly-owned subsidiaries Finjan and Finjan Blue. Revenues and operations are concentrated in Finjan; other subsidiaries were immaterial to the condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018. The Company’s common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the year ending December 31, 2019, or any other interim or future periods.

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

The total amount of the consideration received upon any settlement or judgment is allocated to each element based on the fair value of each element. Elements provided in either settlement agreements or judgments include the value of a license, legal release and interest. Fair value of licensing agreements and royalty revenues are recognized as revenues in the condensed consolidated statement of operations. Elements not related to license agreements and royalty revenue in nature will be reflected in other income (expense), net in the condensed consolidated statements of operations. Legal release as part of a settlement agreement is recognized as a separate line item in the condensed consolidated statements of operations when value can be allocated to the legal release. When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement, and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded in other income (expense), net.

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

SHORT TERM INVESTMENTS

Investments consist of U.S. Treasury Bills, which are classified as held-to-maturity, Certificates of Deposit and other Corporate Debt Securities. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s investments mature within the next twelve months. Unrealized gains and losses are de minimis. As of June 30, 2019 and December 31, 2018, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Numerator:
Net income (loss) to common stockholders	$(1,970)	$7,039	$(7,972)	$35,332

Denominator:
Weighted-average common shares, basic	27,609,068	27,503,356	27,601,760	27,610,924
Weighted-average common shares, diluted*	27,609,068	29,737,679	27,601,760	30,010,329
Net income (loss) per common share:
Basic:	$(0.07)	$0.26	$(0.29)	$1.28
Diluted:	$(0.07)	$0.24	$(0.29)	$1.18
* For the three and six months ended June 30, 2019 the securities would be anti-dilutive and therefore were excluded. For the three months ended June 30, 2018, the diluted earnings per common share included 613,712 unvested RSU's and the weighted average effect of 1,620,611stock options; for the six months ended June 30, 2018, the diluted earnings per common share included 613,712 unvested RSU's and the weighted average effect of 1,785,693 stock options that are potentially dilutive to earnings per share, since the exercise price of such securities was less than the average market price during the period.

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method assumed exercise of warrants and share options and were excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive and consist of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2019	2018	2019	2018
Stock options	2,537,478	970,309	2,537,478	805,227
Restricted stock units	306,541	—	306,541	—
Warrants	2,355,506	2,355,506	2,355,506	2,355,506
Total	5,199,525	3,325,815	5,199,525	3,160,733

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

NOTE 2 - SHORT TERM INVESTMENTS, PREPAID EXPENSES AND OTHER CURRENT ASSETS

Short Term Investments

The Company's short term investments are classified as below with maturities of twelve months or less, unrealized gains and losses were immaterial for the periods presented:

Security Type	Fair Value
	June 30, 2019	December 31, 2018
	(in thousands)
Government	$2,099	$—
Asset Backed	2,899	1,786
Industrial	5,170	2,381
Financial	5,505	7,136
	$15,673	$11,303

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as presented below:

	June 30, 2019	December 31, 2018
	(in thousands)
Prepaid income tax	$1,425	$5,429
Other prepaid expenses and other current assets	614	1,151
	$2,039	$6,580

During the quarter ended June 30, 2019, a tax refund of $4.0 million for the prepayment made during 2018 was received from the Internal Revenue Service.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

June 30, 2019
Operating lease right of use assets	$2,481

Operating lease liabilities
Current portion included in current liabilities	502
Long Term portion included in non-current liabilities	2,059
Total Operating lease liabilities	$2,561

The components of lease expenses, net which were included in Total expenses in the Company’s consolidated statements of operations, were as follows (in thousands):

	For Three Months ended June 30, 2019	For Six Months ended June 30, 2019
Operating lease cost	$198	$396
Variable lease cost	—	—
Short term lease income	(59)	(118)
	$139	$278

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 30, 2019 was $0.4 million and was included in Net cash used in operating activities in its consolidated statement of cash flows. Upon the adoption of ASC 842 on January 1, 2019, the Company increased non-cash balances of operating lease right-of-use assets and operating lease liabilities by $2.7 million and $2.8 million, respectively.

As of June 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

For the year ending December 31,
2019, remainder	$377
2020	773
2021	801
2022	829
2023	425
Total lease payments	$3,205
Less: Present value adjustment	(644)
Operating lease liabilities	$2,561

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842. As of June 30, 2019, the weighted average remaining lease term is 4 years and the weighted average discount rate used to determine the operating lease liabilities was 11%.

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

Following a cash call on April 1, 2019 of $0.5 million, the Company has an outstanding capital commitment of $1.3 million to the JVP Fund as of June 30, 2019. The remaining commitment can be called at any time.

Contractual Commitments

Finjan Mobile

On April 21, 2017, the Company and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will utilize the VPN Platform as part of its VitalSecurity™ suite of product offerings. Avira also granted Finjan Mobile related license rights in connection with the Distribution Agreement and starting July 1, 2017, Finjan Mobile began paying Avira $3.9 million in fees under the Distribution Agreement, payable in 12 quarterly installments of $0.3 million over the subsequent 3 years. The Company has analyzed the terms of the agreement and has accounted for the transaction as a service agreement, to be expensed over the period of service. As of June 30, 2019, the Company has a $1.2 million contractual obligation due over the next 4 quarters.

Finjan Blue

The Company and Finjan Blue entered into a Patent Assignment Agreement with IBM effective as of August 24, 2017. Pursuant to the Patent Assignment Agreement, Finjan Blue acquired 41 select issued and pending IBM Security Patents in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years. The Company made its second payment of $1.0 million on August 24, 2018. As of June 30, 2019, the Company has a remaining balance due of $5.5 million.

The IBM Security Patents from the Patent Assignment Agreement have been recorded at their present value of $7.0 million in the first quarter of 2018, recognizing a present value adjustment of $1.4 million. Accretion related to the present value and amortization expense is recognized over the expected useful life. Accretion and amortization expense was $0.1 million and $0.5 million for the three months ended June 30, 2019, respectively and $0.2 million and $1.0 million for the six months ended June 30, 2019, respectively, $0.1 million and $0.6 million for the three months ended June 30, 2018, respectively and $0.5 million and $0.8 million for the six months ended June 30, 2018, respectively. The amortization expense from the May 2018 Patent Assignment Agreement is included in the amortization expense detailed above.

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

NOTE 4 - ACCRUED EXPENSES

Accrued Expenses

The components of accrued expenses are as presented below:

	June 30, 2019	December 31, 2018
	(in thousands)
Legal - Litigation / Licensing	$1,800	$—
Compensation	786	336
Other	291	58
	$2,877	$394

NOTE 5 - LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On April 30, 2019, the Company and Zscaler, Inc. (“Zscaler”) entered into a Confidential Patent License and Settlement Agreement (the “License and Settlement Agreement”). Specifically, the parties have resolved and settled all claims between them. As part of the settlement and pursuant to the License and Settlement Agreement and related agreements, Zscaler and its licensed affiliates (the “Zscaler Parties”) obtained a license to, among others, the patents of Finjan, Finjan Mobile, Inc., and Finjan Blue, Inc. (collectively with the Company, the “Finjan Parties”) and agreed to pay Finjan $7.25 million in cash within five (5) business days of April 30, 2019, the effective date of the License and Settlement Agreement, which payment has been received by Finjan on April 30, 2019. Further, upon acquisition of Zscaler or acquisitions by Zscaler, additional one-time license fees may be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition. The License and Settlement Agreement and related agreements also contained mutual covenants not to sue and mutual releases, among other terms. The remaining terms of the License and Settlement Agreement and related agreements are confidential.

On February 28, 2018, the Company and the Finjan Parties entered into a Confidential Patent License and Settlement Agreement (the “Symantec License and Settlement Agreement”) with Symantec and its subsidiary, Blue Coat Systems, LLC (collectively, the “Symantec Parties”). Pursuant to the Symantec License and Settlement Agreement, the parties resolved and settled all claims between them.  As part of the settlement, the Symantec Parties obtained a license to, among others, the Finjan patents and agreed to pay the Finjan Parties $65.0 million in cash within twenty (20) days of the Effective Date of the Symantec License and Settlement Agreement, which Finjan received on March 19, 2018. The Company recognized $65.0 million as revenues as of March 31, 2018. Further, if Symantec acquires certain entities within four years from the Effective Date, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by the Company and Symantec. The remaining terms of the Symantec License and Settlement Agreement are confidential.

On April 21, 2017, the Company entered into a Confidential Patent License Agreement (the “April 2017 Agreement”) with a European corporation (“EU Licensee”). Pursuant to the April 2017 Agreement, EU Licensee obtained a license to our patent portfolio and agreed to pay Finjan $4.9 million cash, in license fees, paid as follows: (i) $2.3 million to be paid within 10 days after the effective date of the April 2017 Agreement, which was received in May, 2017, (ii) $1.3 million on or before January 31, 2018, which was paid on February 1, 2018 and (iii) $1.3 million on or before January 31, 2019. The Company collected and recognized $2.3 million of the $4.9 million license as revenues as of June 30, 2017. The second installment of $1.3 million was received on February 1, 2018 and recognized as revenues as of December 31, 2017. The final payment of $1.3 million was received on January 28, 2019 and is included in accumulated adjustments on January 1, 2018. Such license does not grant EU Licensee any right to transfer, sublicense or grant any rights under the April 2017 Agreement to a third party except as specifically provided under the April 2017 Agreement. Such license also has certain provisions relating to certain unlicensed products of any company that acquires EU Licensee, or is acquired by EU Licensee or its affiliates, in which case additional license fees may apply. The specific terms of the April 2017 Agreement are confidential.

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

NOTE 6 - STOCKHOLDERS' EQUITY

Stock Repurchase Program

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. The repurchases under the share repurchase program were made in the open market or in privately negotiated transactions and were funded from the Company’s working capital. As of June 30, 2019, the Company has a remaining authorization of $8.0 million for future share repurchases.

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

On June 21, 2017, at the annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval, which represented an additional 1,385,366 shares as of January 1, 2018 and 1,378,432 shares as of January 1, 2019 (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). As of June 30, 2019, the Company has 2,859,590 shares available for issuance under the 2014 Plan.

During the three and six months ended June 30, 2019, the Company expensed $0.3 million and $0.5 million, respectively and $0.4 million and $0.8 million for the three and six months ended June 30, 2018, respectively, of stock-based compensation in the condensed consolidated statements of operations. All stock-based compensation expenses were related to selling, general and administration.

Stock Options

The following table is a summary of stock option activity during the six months ended June 30, 2019:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding 2013 & 2014 Plans – December 31, 2018	2,486,646	$1.89	7.00	$1,550
Options granted	50,832	3.02	9.84	—
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Outstanding – June 30, 2019	2,537,478	$1.91	6.60	$913
Exercisable – June 30, 2019	1,632,565	$1.69	5.51	$888

As of June 30, 2019, total compensation cost not yet recognized related to restricted stock awards and unvested stock options was approximately $1.9 million, which is expected to be recognized over a weighted-average period of 1.9 years.

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Three and Six Months ended June 30
	2019	2018
Volatility	65.01%	104.99%
Expected term (in years)	6	6
Risk-free rate	2.37%	2.24%
Expected dividend yield	—	—
Weighted-average grant date fair value per option	$1.76	$2.24

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

Restricted Stock Units

The following table is a summary of restricted stock units award activity during the six months ended June 30, 2019:

	Six Months Months ended
	June 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	315,292	$2.26
Shares vested	(41,864)	2.31
Shares granted	33,113	3.02
Non-vested	306,541	$2.26

The aggregate intrinsic value of the unvested RSU's was $0.6 million as of June 30, 2019.

NOTE 8 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 and $76,000 in legal fees to the firm for the three and six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, the Company had balances due to this firm of $0 and $163,000 respectively. Such amounts are included as part of accounts payable - related parties on the accompanying condensed consolidated balance sheets.

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

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183-CAB (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC and ESET SPOL S.R.O. (collectively "ESET") in the United States District Court for the Northern District of California (Case No. 3:16-cv-03731-JD (N.D. Cal.)) on July 1, 2016, asserting that ESET infringes Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,975,305; 8,079,086; 9,189,621; and 9,219,755 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, ESET ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, Host-based Intrusion Prevention System (HIPS), and ESET LiveGrid technologies including ESET’S Home Protection, Small Office, and Business product lines and ESET Services. Finjan seeks entry of judgment that ESET has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. The case was transferred to the Southern District of California on January 30, 2017. ESET filed a Complaint for Declaratory Judgment against Finjan in the United States District Court for the Southern District of California on July 1, 2016, asserting that there is an actual controversy between the parties to declare that ESET does not infringe any claim of U.S. Patent No. 7,975,305 (“the ‘305 Patent”). ESET sought an entry of judgment that it has not infringed any claim of the ‘305 Patent, an injunction against Finjan from asserting any of the claims in the ‘305 Patent against ESET or any of its customers or suppliers, and a finding that the case is exceptional and an award of fees and costs under 35 U.S.C. § 285. This action is now before the Honorable Cathy Ann Bencivengo. Details on procedures prior to February 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On February 20, 2018, ESET filed a Motion to Stay Pending Inter Partes Review, which Finjan opposed. On May 7, 2018, the Court granted ESET’s Motion to Stay with regard to the ‘305 Patent only. The Court’s Scheduling Order was amended on October 4, 2018, January 4, 2019, and February 25, 2019, such that the following dates were in effect: close of expert discovery was March 15, 2019; opening dispositive and Daubert motions were filed on April 23, 2019, with oppositions filed on May 14, 2019, and replies filed on May 28, 2019; the final pretrial conference was scheduled for September 13, 2019; and the trial was to commence on October 29, 2019. On July 30, 2019, ESET filed an Ex Parte Motion to Amend the Scheduling Order, due to ESET’s trial counsels’ move to another law firm. On July 31, 2019, the Court granted ESET’s motion and vacated “all pending deadlines and hearing dates. The Court will issue an Amended Scheduling Order upon the Court’s ruling on the parties’ pending dispositive and Daubert motions”. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Cisco Systems, Inc., Case No. 5:17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 8,141,154; and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of judgment that Cisco has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Beth Labson Freeman. Details on procedures prior to March 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. On August 16, 2017, the Court issued a scheduling order that set a final pretrial conference for April 23, 2020, and trial to commence on June 1, 2020. On April 2, 2018, Finjan filed a Motion to Strike Cisco’s Affirmative Defenses of prosecution laches, ensnarement doctrine, and inequitable conduct, to which a hearing was held on August 30, 2018. On June 7, 2018, the Court held a claim construction tutorial, and on June 15, 2018, the Court held a claim construction hearing. An Order Construing Claims in U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 8,141,154; and 8,677,494 was issued on July 23, 2018. The Court held a case management conference on August 30, 2018 and confirmed the jury trial to commence on June 1, 2020. On September 13, 2018, the Court granted Finjan’s Motion to Strike Cisco’s Affirmative Defenses of prosecution laches and ensnarement doctrine, and a portion of Cisco’s inequitable conduct defense, with leave to amend. On October 4, 2018, Cisco filed its Second Amended Answer and Affirmative Defenses. On February 5, 2019, the Court issued an Order Construing Additional Claims in U.S. Patent Nos. 6,154,844; 6,804,780; and 7,647,633. On March 22, 2019, Cisco filed a Motion to Strike Finjan’s Supplemental Interrogatory Response or, in the Alternative, Leave to Amend its Answer to Assert a Counterclaim for Breach of Contract. On April 15, 2019, Cisco filed a Motion for Reconsideration of the Court’s Order Construing Additional Claims with respect to the ‘633 Patent, and on April 30, 2019, the Court granted Cisco’s Motion for Reconsideration. On May 7, 2019, the Court issued an Order modifying the dates for summary judgment briefing, so that currently the opening summary judgment briefs are due on October 22, 2019, oppositions due on November 12, 2019, and replies due on November 26, 2019. The hearing on the summary judgment motions is January 9, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket Nos. 2 Ni 53/16 (EP). 4c O 33/16 (German Litigations)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O., a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringed Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, and damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. The infringement hearing was held on October 5, 2017. On November 24, 2016, ESET filed a nullity action with the Federal German Patent Court (the “Court”). The infringement proceedings were stayed pending resolution in the nullity action. Finjan responded to the nullity action contesting the nullity action completely and requesting the Court to reject the action and impose the cost of the proceedings to the claimant. The nullity hearing was held on November 28 and 29, 2018, and on March 22, 2019, the Court issued its decision in German determining the claims at issue to be unpatentable. Finjan filed a notice of appeal of the Court’s determination with the Federal Court of Justice of Germany on April 25, 2019, and its Appeal Brief on July 25, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. SonicWall, Inc., Case No. 5:17-cv-04467-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against SonicWall, Inc. (“SonicWall”) in the United States District Court for the Northern District of California on August 4, 2017, asserting that SonicWall is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 7,058,822; 6,804,780; 7,613,926; 7,647,633; 8,141,154; 8,677,494; 7,975,305; 8,225,408; and 6,965,968 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Appliance Products utilizing Capture ATP and/or Gateway Security Services and Email Security Products utilizing Capture ATP and/or Gateway Security Services. Finjan seeks entry of judgment that SonicWall has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Beth Labson Freeman. On October 13, 2017, SonicWall filed a Motion to Dismiss Finjan’s Complaint for Failure to State a Claim for Willful Infringement. On May 16, 2018, the Court denied Sonicwall’s Motion to Dismiss. On May 30, 2018, SonicWall filed its Answer to Complaint. On June 20, 2018, Finjan filed a Motion to Strike SonicWall’s Seventh Affirmative Defense of inequitable conduct. Defendant’s opposition was filed on July 5, 2018, and Finjan’s reply was filed on July 12, 2018. On November 2, 2018, the Court granted the parties’ stipulation to withdraw Finjan’s Motion to Strike and grant SonicWall leave to amend its answer. On November 9, 2018, SonicWall filed its Amended Answer and Affirmative Defenses. On September 11, 2018, the Court amended its scheduling order pursuant to the parties’ stipulation such that the claim construction hearing was held on March 1, 2019. The Court issued an Order Construing Claims in U.S. Patent Nos. 6,154,844; 6,965,968; 7,058,822; 7,613,926; 7,647,633; and 8,225,408 on March 26, 2019. On April 30, 2019, SonicWall filed a motion for leave to conduct additional claim construction proceedings. Finjan filed its opposition to SonicWall’s motion for leave on May 6, 2019. On May 7, 2019, the Court denied SonicWall’s motion for leave to conduct additional claim construction proceedings. On May 16, 2019, the Court held a further case management conference and also granted an extension for the deadline to complete mediation to September 30, 2019. Pursuant to the Court’s December 14, 2017 Case Management Order, a final pretrial conference is set for March 18, 2021, and a jury trial to commence on May 3, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Bitdefender Inc., et al., Case No. 4:17-cv-04790-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Bitdefender Inc. and Bitdefender S.R.L. (“Bitdefender”) in the United States District Court for the Northern District of California on August 16, 2017, asserting that Bitdefender is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 7,930,299; 8,141,154; and 8,677,494 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Total Security, Family Pack, Internet Security, Antivirus Plus, Security for XP and Vista, Antivirus for Mac, Mobile Security, GravityZone Enterprise Security, GravityZone Elite Security, GravityZone Advanced Business Security, GravityZone Business Security, Hypervisor Introspection, Security for AWS, Cloud Security for MSP, GravityZone for xSP, and BOX. Finjan seeks entry of judgment that Bitdefender has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Haywood S. Gilliam, Jr. Details on procedures prior to December 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. A claim construction hearing was held on June 6, 2018. A Claim Construction Order issued on February 14, 2019 and a further case management conference was held on March 12, 2019. Pursuant to the Court’s April 1, 2019 Scheduling Order, dispositive motions will be filed on November 7, 2019, with oppositions on December 5, 2019, replies on December 19, 2019, and the hearing on January 9, 2020. A pretrial conference is set for March 17, 2020, with a jury trial to commence on April 6, 2020. On June 18, 2019, Bitdefender filed a Motion to Amend/Correct Counterclaims, Finjan opposed the motion on July 2, 2019, and on July 9, 2019, Bitdefender replied. The hearing is set for October 31, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Juniper Networks, Inc., Case No. 3:17-cv-05659-WHA (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Juniper Networks, Inc. (“Juniper”) in the United States District Court for the Northern District of California on September 29, 2017, asserting that Juniper is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 7,613,926; 8,141,154; 8,677,494; 7,975,305; and 8,225,408 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, SRX Gateways, SRX Gateways using Sky ATP, and Contrail. Finjan seeks entry of judgment that Juniper has infringed and is infringing the Asserted Patents, has and is inducing infringement, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable William H. Alsup. Details on procedures prior to March 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. On May 31, 2018, Finjan filed a Motion for Leave to File a Second Amended Complaint to assert U.S. Patent No. 7,418,731 (“the ‘731 Patent”); the Court granted Finjan’s Motion to File a Second Amended Complaint on July 19, 2018, and on July 27, 2018, Finjan filed its Second Amended Complaint to assert the ‘731 Patent. Finjan also moved to dismiss Juniper’s counterclaims and strike its affirmative defenses on June 15, 2018. On August 31, 2018, the Court converted Finjan’s motion to dismiss to a judgment on the pleadings and dismissed Juniper’s claims of prosecution laches, inequitable conduct for the ‘154 and ‘494 Patents, and ensnarement doctrine, and ordered that Juniper may seek leave to amend, and denied Finjan’s motion to dismiss unclean hands. On September 21, 2018, Juniper filed a Motion for Leave to File an Amended Answer (“Motion for Leave”). Finjan filed its Opposition to the Motion for Leave on October 5, 2018, and Juniper’s Reply regarding the Motion for Leave was filed on October 12, 2018. On October 29, 2018, the Court granted Juniper leave to amend its complaint with regard to inequitable conduct of the ‘494 and ‘154 Patents and denied leave to amend with regard to Juniper’s claims of prosecution laches. Juniper filed its First Amended Answer on November 5, 2018. The parties completed a first round of briefing of early summary judgment motions in June and July of 2018, and on August 9, 2018, the Court granted Juniper’s Motion for Summary Judgment of Non-infringement of the ‘780 Patent. On August 21, 2018, the parties filed a response to the Court’s August 20, 2018 Order requesting supplemental briefing for summary judgment of the ‘494 Patent. On August 24, 2018, the Court granted in part Finjan’s Motion for Summary Judgment of the ‘494 Patent. A final pretrial conference for trial on the ‘494 Patent was held on December 4, 2018, and a jury trial commenced on December 10, 2018. On December 14, 2018, the jury found no infringement of Claim 10 of the ‘494 Patent. On January 10, 2019, the parties filed Motions for Judgment as a Matter of Law (“JMOL”), Oppositions on January 24, 2019, and Replies on January 31, 2019. On March 11, 2019, the Court denied Finjan’s motion for JMOL, and held Juniper’s motion for JMOL in abeyance. A trial for Juniper’s equitable defenses, counterclaims, and Section 101 defense was set for July 29, 2019, but was subsequently vacated. On March 28, 2019, Juniper filed a Motion for Sanctions, and on March 29, 2019, Finjan filed a Rule 60(b) Motion for Relief from Judgment. Hearings on these motions were heard on May 9, 2019. On May 22, 2019, the Court issued an Order denying Finjan’s Rule 60(b) motion, and held in abeyance Juniper’s motion for sanctions. On November 6, 2018, the Court ordered a second round of early motions for summary judgment on one asserted claim for each party, with opening motions for summary judgment filed on February 14, 2019, oppositions filed on March 14, 2019, and replies filed on April 4, 2019, with a hearing on May 2, 2019. Finjan moved for summary judgment of infringement of Claim 1 of the ‘154 Patent, and Juniper moved for summary judgment of non-infringement of Claim 9 of the ‘780 Patent. On May 9, 2019 the Court denied Finjan’s motion, granted Juniper’s motion, issued an Order to Show Cause why summary judgment should not be granted regarding Claim 1 of the ‘154 Patent, and set a jury trial to commence on October 21, 2019. The parties filed responses to the Order to Show Cause, and filed respective replies to the same. On June 19, 2019, the Court entered the Fourth Amended Case Management Order setting a hearing on summary judgment motions for September 12, 2019, a hearing on Daubert motions for October 3, 2019, and a pretrial conference for October 9, 2019. A settlement conference was held before U.S. Magistrate Judge Nathanael M. Cousins on July 9, 2019. On July 23, 2019, the Court issued an Order re the Order to Show Cause granting summary judgment of noninfringement of Claim 1 of the ‘154 Patent. On August 2, 2019, the parties filed a Joint Stipulation of Dismissal with Prejudice with respect to specific patents, claims, and counterclaims. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ZScaler, Inc., Case No. 3:17-cv-06946-JST (N.D. Cal.)

Finjan filed a patent infringement lawsuit against ZScaler, Inc. (“ZScaler”) in the United States District Court for the Northern District of California on December 5, 2017, asserting that ZScaler is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 7,647,633; 8,677,494; and 7,975,305 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, ZScaler’s Internet Access Bundles (including Professional, Business, and Transformation), Private Access Bundle (including Professional Business, and Enterprise), ZScaler Enforcement Node (“ZEN”), Secure Web Gateway, Cloud Firewall, Cloud Sandbox, and Cloud Architecture products and services. Finjan seeks entry of judgment that ZScaler has and continues to infringe the Asserted Patents, has and continues to induce infringement, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty, enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Jon S. Tigar. On March 5, 2018, Finjan moved to strike ZScaler’s affirmative defense. ZScaler filed an Amended Answer and Counterclaims on March 29, 2018, and Finjan’s Motion to Strike was terminated as moot. On April 2, 2018, Finjan filed an Answer to ZScaler’s Counterclaim. On March 21, 2019, Zscaler filed a Motion to Stay the case, Finjan filed its Opposition on April 4, 2019, and Zscaler filed its Reply on April 11, 2019. The Court set a claim construction tutorial for May 14, 2019, and a claim construction hearing for May 28, 2019. A summary judgment hearing was scheduled for November 18, 2019. On May 1, 2019, the parties filed a Joint Stipulation of Dismissal with Prejudice pursuant to a confidential settlement agreement between the parties, which the Court granted on the same day.

Finjan, Inc. v. Trustwave Holdings, Inc., C.A. No. N18C-04-006 WCC-CCLD (Del. Super. Ct.)

Finjan filed a breach of contract lawsuit against Trustwave Holdings, Inc. (“Trustwave”) in the Superior Court of Delaware on April 4, 2018, asserting that Trustwave breached a patent licensing agreement with Finjan by failing to pay owed royalties, failing to comply with audit procedures as provided by that licensing agreement, and for failing to pay for that audit. Finjan seeks entry of judgment that Trustwave be ordered to pay damages due to the breach of the agreement and the cost of the audit, including interest, and that Finjan be awarded attorneys’ fees. This action is before the Honorable William C. Carpenter, Jr. Trustwave moved to dismiss the Complaint on June 8, 2018, and filed its opening brief on June 29, 2018. Finjan opposed the Motion to Dismiss on July 30, 2018, and Trustwave filed its Reply on August 13, 2018. A hearing on the Motion to Dismiss was heard on November 19, 2018. On February 11, 2019, Judge Carpenter issued an Order denying Trustwave’s Motion to Dismiss and permitting Finjan’s Breach of Contract suit to proceed. On February 19, 2019, Trustwave filed its Answer and Affirmative Defenses to Finjan’s Complaint. A schedule has not yet been set in the case. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Check Point et al., Case No. 3:18-cv-02621-WHO (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Check Point Software Technologies Inc. and Check Point Software Technologies Ltd. (“Check Point”) in the United States District Court for the Northern District of California on May 3, 2018, asserting that Check Point is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,965,968; 7,418,731; 7,647,633; 8,079,086; 8,141,154; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Check Point’s Next Generation Firewall and Security Gateway products, Blade products, CloudGuard products, Endpoint Protection products, Advanced Threat Prevention products, Mobile Security products, ZoneAlarm products, Threat Intelligence products, Security Management and Policy Management products, ThreatCloud Managed Security Service products, Smart-1 Appliance products, products using SandBlast technology, and products utilizing the Gaia Operating System. Finjan seeks entry of judgment that Check Point has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable William H. Orrick. On July 16, 2018, Check Point filed its Answer. A case management conference was held on August 14, 2018. On August 15, 2018, the Court issued its Civil Pretrial Order setting a hearing for summary judgment motions on September 30, 2020, a pretrial conference on December 14, 2020, and a jury trial to commence on January 25, 2021. On November 21, 2018, Check Point filed its Amended Answer. On December 5, 2018, Finjan filed a Motion to Strike Check Point’s Affirmative Defenses of lack of standing for the ‘154 Patent, prosecution laches, and inequitable conduct for the ‘154 and ‘494 Patents. On January 25, 2019, the Court granted Finjan’s Motion to Strike Check Point’s Affirmative Defenses of lack of standing and prosecution laches with leave to amend its prosecution laches defense and denied the Motion to Strike with respect to inequitable conduct. On February 12, 2019, Check Point filed a Motion for Leave to Amend its Answer and Affirmative Defenses to include inequitable conduct defenses for the ‘086, ‘633, and ‘844 Patent, and unenforceability defense based on a terminal disclaimer filed for the ‘086 Patent. Finjan’s Opposition was filed on February 26, 2019, and Check Point’s Reply was filed on March 5, 2019. On April 2, 2019, the Court issued an Order granting Check Point’s Motion for Leave to Amend its Answer and Affirmative Defenses, and on April 3, 2019, Check Point filed its Second

Amended Answer and Affirmative Defenses. On June 14, 2019, the Court rescheduled the claim construction hearing to September 16, 2019, but then later vacated that date, and has not yet set a new one. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Rapid7, Inc. et al., Case No. 1:18-cv-01519-MN (D. Del)

Finjan filed a patent infringement lawsuit against Rapid7, Inc. (“Rapid7”) in the United States District Court for the District of Delaware on October 1, 2018, asserting that Rapid7 is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,757,289; 7,613,918; 7,975,305; 8,079,086; 8,141,154; 8,225,408; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Rapid7’s InsightIDR, InsightVM (Nexpose), InsightAppSec, AppSpider, Metaspliot and Komand technologies, including Rapid7 Insight Platform products. Finjan seeks entry of judgment that Rapid7 has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Maryellen Noreika. Rapid7 filed an Answer on December 5, 2018. On December 26, 2018, Finjan filed a Motion to Strike Rapid7’s Affirmative Defenses of inequitable conduct for the ‘154, ‘494, and ‘086 Patents. Rapid7 filed its Opposition on January 9, 2019, and Finjan filed its Reply on January 16, 2019. On June 25, 2019, Magistrate Judge Thynge filed a Report and Recommendations regarding Finjan’s Motion to Strike, and on July 16, 2019, the Court issued an Order Adopting Report and Recommendation and denying Finjan’s Motion to Strike. On February 13, 2019, the Court issued a Scheduling Order that set a pretrial conference for February 8, 2021, and trial for February 22, 2021. On March 20, 2019, the Court scheduled a mediation conference for August 13, 2019, before Chief U.S. Magistrate Judge Mary Pat Thynge. On May 28, 2019, the Court rescheduled the claim construction hearing for December 20, 2019. On July 31, 2019, the Court set a second claim construction hearing for January 15, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims

Finjan, Inc. v. Fortinet, Inc., Case No. 3:18-cv-06555-JD (N.D. Cal.)
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
Finjan, Inc. v. Qualys Inc., Case No. 4:18-cv-07229-YGR (N.D. Cal.)
Finjan filed a patent infringement lawsuit against Qualys Inc. (“Qualys”) in the United States District Court for the Northern District of California on November 29, 2018, asserting that Qualys infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 8,677,494; 7,975,305; 8,225,408; 6,965,968; 7,418,731; and 8,141,154 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Qualys’ products and services that utilize Vulnerability Management, Threat Protection, Continuous Monitoring, Indicators of Compromise, Container Security, Web App Firewall, Web App Scanning, and Compliance Monitoring, including Qualys Cloud Platform products. Finjan seeks entry of judgment that Qualys has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable

Yvonne Gonzalez Rogers. On January 23, 2019, Qualys filed its Answer and Counterclaims. On February 13, 2019, Finjan filed its Answer to Qualys’ Counterclaim. On March 6, 2019 Qualys filed its First Amended Answer and Counterclaims, and Finjan filed its Answer to Counterclaims on March 20, 2019. An initial case management conference was held on March 4, 2019. At that conference, the Court ordered Finjan to submit information identifying common asserted claims in other cases, as well as overlapping claim construction terms and definitions. Finjan filed its submission on March 15, 2019. On July 16, 2019, the Court issued an Order setting the claim construction hearing for May 1, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.
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

U.S. Patent No. 8,015,182 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of claims 8-11, 13 of U.S. Patent No. 8,015,182 was filed on September 16, 2016 by an anonymous party and assigned Reexamination Control Number 90/013,812. The request for reexamination was granted on October 17, 2016. On December 19, 2016, Finjan filed a Petition to consider pre-institution argument requesting, inter alia, that the Director rescind and/or terminate the reexamination pursuant to 35 U.S.C. § 325(d). A decision dismissing Finjan’s petition to vacate the reexamination order was mailed on March 27, 2017. A Petition for Writ of Mandamus was filed with the Court of Appeal for the Federal Circuit (CAFC) requesting review of the Office’s Dismissal. The CAFC denied the petition. A non-final Office Action rejecting claims 8-11 and 13 was issued on April 13, 2017. An Examiner Interview was conducted on May 23, 2017 and a Response to the non-final Office Action was filed on June 13, 2017. A final Office Action was mailed November 9, 2017 and a Response was filed January 8, 2018. An Advisory Action was mailed February 8, 2018 and a Notice of Appeal was filed February 12, 2018. An Appeal Brief was filed on April 12, 2018. An Examiner’s Answer was mailed on May 14, 2018 and a Reply Brief and Request for Oral Hearing were filed on July 11, 2018. Oral arguments were presented before the PTAB on September 12, 2018 and a Decision reversing the Examiner’s rejection of claims 8-11 and 13 was issued on October 1, 2018. On January 24, 2019, a Notice of Intent to Issue Ex Parte Reexamination Certificate confirming the patentability of claims 8-11 and 13 was issued by the Patent Office. A Reexamination Certificate was issued on March 4, 2019.

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

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
On July 3, 2015, April 19, 2016, and May 26, 2016, Symantec Corporation filed three (3) separate Petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547; IPR2016-00919; IPR2016-01071) and moved to join the Petition for IPR filed by Palo Alto Networks (IPR2016-00151). Finjan filed a POPR to the Petition in IPR2015-01547 on October 19, 2015. The PTAB denied Symantec’s Petition to institute IPR proceedings in IPR2015-01547 on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing with respect to IPR2015-01547, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing. With respect to IPR2016-00919 and IPR2016-01071, the PTAB granted Symantec’s motions for joinder on September 8, 2016. On March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of the instituted claims in both IPR2016-00919 and IPR2016-01071. Palo Alto Networks and Symantec Corp. filed Notices of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case Nos. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Networks and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 7, 2018, Symantec filed a motion to withdraw from appeal numbers 17-2314 and 17-2315. On March 13, 2018, the Federal Circuit granted Symantec’s motion to withdraw. Oral argument was heard on June 6, 2018. On November 19, 2018, the Federal Circuit upheld the PTAB’s decision in IPR2015-01979 and vacated the PTAB’s decision in IPR2016-00151 and remanded the proceeding to be consistent with the Supreme Court’s decision in SAS Institute. On January 23, 2019, the PTAB modified its institution decision to include review of dependent claims 9 and 12. Petitioner’s Institution Opening Brief was filed on February 13, 2019, Patent Owner’s Response was filed on March 6, 2019, Petitioner’s Reply was filed on March 13, 2019, and Patent Owner’s Sur-reply was filed on March 20, 2019. Oral argument was heard on March 26, 2019. On May 15, 2019, the PTAB issued its Final Written Decision on Remand maintaining the validity of claims 1-12. On July 17, 2019, Palo Alto Networks filed a Notice of Appeal for IPR2016-00151 to the United States Court of Appeals for the Federal Circuit (Case No. 19-2151).

U.S. Patent No. 8,677,494 (Assignee, Finjan, Inc.)
On September 10, 2015, Symantec filed a Petition for IPR of U.S. Patent No. 8,677,494 (IPR2015-01892). Finjan filed a POPR to the Petition on December 28, 2015. On March 18, 2016, the PTAB granted Symantec’s Petition to institute the IPR proceeding on claims 1, 2, 5, 6, 10, 11, 14, and 15. On April 1, 2016, Finjan filed a Request for Rehearing. The PTAB denied the Request for Rehearing on May 23, 2016. On March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6. Symantec filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on May 16, 2017, and on May 18, 2017, Finjan filed its Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Case Nos. 17-2034 and 17-2047). Symantec and Blue Coat filed their Opening Appellant Brief on August 25, 2017. The Federal Circuit consolidated Case No. 17-2543 filed by Palo Alto Networks and Blue Coat Systems with Case No. 17-2034. Palo Alto Networks and Blue Coat Systems filed their Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a Motion to Withdraw from appeal numbers 17-2034, 17-2047, 17-2543 and 17-2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s Motion to Withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its Reply Brief on April 18, 2018. The Patent Office’s Reply Brief was filed on May 22, 2018, and Finjan’s Reply Brief was filed on June 5, 2018. Oral argument was heard on December 6, 2018. On July 2, 2019, the Federal Circuit issued an Opinion confirming the Final Written Decision of the PTAB maintaining the validity of claims 10, 11, and 15 and invalidating claims 1, 2, and 6.

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate Petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01979; IPR2016-00151) and a Motion for Joinder to Symantec’s Petition for IPR (IPR2015-01547). Finjan filed a POPR to the first Petition in IPR2015-01979 on December 29, 2015 and the PTAB granted institution of IPR proceedings on March 21, 2016. On April 5, 2016, Finjan filed a Partial Request for Rehearing, and on April 19, 2016, the PTAB denied Finjan’s Partial Request for Rehearing. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. With respect to IPR2016-00151, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims and denied Palo Alto Network’s Motion for Joinder. On May 4, 2016, Finjan filed a Partial Request for Rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. On June 16, 2016, the parties filed a Joint Notice to Amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition. An oral hearing was held for IPR2016-00151 on January 24, 2017 and on March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. An oral hearing was held for IPR2015-01979 on December 15, 2016 and on March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. On April 14, 2017, Palo Alto Networks filed a Request for Rehearing. On May 19, 2017, the PTAB denied Palo Alto Networks’ Request for Rehearing. Palo Alto Networks and Symantec Corp. filed Notice of Appeals for IPR2016-00151, IPR2015-01979, IPR2016-00919, and IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case Nos. 17-2315 and 17-2314). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December

20, 2017. Palo Alto Networks and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 8, 2018, Symantec filed a Motion to Withdraw from appeal numbers 17-2314 and 17- 2315. On March 13, 2018, the Federal Circuit granted Symantec’s Motion to Withdraw. Oral argument was heard on June 6, 2018. On November 19, 2018, the Federal Circuit upheld the PTAB’s decision in IPR2015-01979 and vacated the PTAB’s decision in IPR2016-00151 and remanded the proceeding to be consistent with the Supreme Court’s decision in SAS Institute. On January 23, 2019, the PTAB modified its institution decision to include review of dependent claims 9 and 12. Petitioner’s Institution Opening Brief was filed on February 13, 2019, Patent Owner’s Response was filed on March 6, 2019, Petitioner’s Reply was filed on March 13, 2019, and Patent Owner’s Sur-reply was filed on March 20, 2019. Oral argument was heard on March 26, 2019. On May 15, 2019, the PTAB issued its Final Written Decision on Remand maintaining the validity of claims 1-12. On July 17, 2019, Palo Alto Networks filed a Notice of Appeal for IPR2016-00151 to the United States Court of Appeals for the Federal Circuit (Case No. 19-2151).

U.S. Patent No. 8,677,494 (Assignee, Finjan, Inc.)
On November 6, 2015, Palo Alto Networks Inc. filed a Petition for IPR of U.S. Patent No. 8,677,494 (IPR2016-00159). Finjan filed a POPR to the Petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 27, 2016, the parties filed a Joint Notice to Amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition. An oral hearing was held on February 16, 2017. On April 11, 2017, the PTAB issued a Final Written Decision stating that claims 3 - 5 and 10 - 15 have not been shown to be unpatentable, and that claims 1, 2, and 6 have been shown to be unpatentable. Finjan filed a Request for Rehearing on May 11, 2017, and on July 17, 2017, the PTAB denied Finjan's request. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal for IPR2016-00159 and IPR2016-01174 to the United States Court of Appeals for the Federal Circuit on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case No. 17-2543). The Federal Circuit consolidated the appeal with Case No. 17-2034. Palo Alto Networks and Blue Coat Systems filed their Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a Motion to Withdraw from appeal numbers 17-2543 and 17-2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s Motion to Withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its Reply Brief on April 18, 2018. The Patent Office’s Reply Brief was filed on May 22, 2018, and Finjan’s Reply Brief was filed on June 5, 2018. Oral argument was heard on December 6, 2018. On July 2, 2019, the Federal Circuit issued an Opinion confirming the Final Written Decision of the PTAB maintaining the validity of claims 10, 11, and 15 and invalidating claims 1, 2, and 6.

U.S. Patent No. 8,677,494 (Assignee, Finjan, Inc.)
On April 14, 2016 and on June 10, 2016, Blue Coat Systems, Inc. filed two Petitions for IPR of U.S. Patent No. 8,677,494 (IPR2016-00890; IPR2016-01174) and a Motion for Joinder to Symantec Corp.’s Petition for IPR (IPR2015-01892) and Palo Alto Networks, Inc.’s Petition for IPR (IPR2016-00159). The PTAB granted Blue Coat’s Motions for Joinder. On March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6 in IPR2015-01892. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal for IPR2016-00159 and IPR2016-01174 to the United States Court of Appeals for the Federal Circuit on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case No. 17-2543). The Federal Circuit consolidated the appeal with Case No. 17-2034. Palo Alto Networks and Blue Coat Systems filed their Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a Motion to Withdraw from appeal numbers 17-2543 and 17-2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s Motion to Withdraw and deconsolidated the appeal. On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its Reply Brief on April 18, 2018. The Patent Office’s Reply Brief was filed on May 22, 2018, and Finjan’s Reply Brief was filed on June 5, 2018. Oral argument was heard on December 6, 2018. On July 2, 2019, the Federal Circuit issued an Opinion confirming the Final Written Decision of the PTAB maintaining the validity of claims 10, 11, and 15 and invalidating claims 1, 2, and 6.

U.S Patent No. 7,975,305 (Assignee, Finjan, Inc.)
On July 4, 2017, ESET, LLC and ESET SPOL S.R.O. filed a Petition for IPR of U.S. Patent No. 7,975,305 (IPR2017-01738). Finjan filed its POPR on November 3, 2017. On January 31, 2018, the PTAB instituted IPR on claims 1-25. Finjan’s Patent Owner Response was filed on August 21, 2018 and Petitioner’s Reply was filed on November 5, 2018. Oral argument was heard on December 3, 2018. On January 24, 2019, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. On March 25, 2019, Petitioner filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Case No. 19-1716).

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On December 22, 2017, Cisco Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (IPR2018-00391). Finjan’s POPR was filed on March 28, 2018. On June 5, 2018, the PTAB instituted IPR on claims 1, 4, 8, and 11-14. Finjan’s Patent Owner Response was filed on September 10, 2018, and Petitioner’s Reply was filed on December 10, 2018, and Finjan’s Sur-Reply was filed on January 30, 2019. Oral argument was heard on March 6, 2019. On May 23, 2019, the PTAB issued its Final Written

Decision maintaining the validity of claim 14 and invalidating claims 1-4, 8, and 11-13. Finjan filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on June 27, 2019, and Cisco filed a Notice of Cross Appeal on July 1, 2019 (Case No. 19-2074).

U.S. Patent No. 6,154,844 (Assignee, Finjan, Inc.)
On October 2, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 6,154,844 (IPR2019-00026). Finjan’s POPR was filed on January 11, 2019. On April 9, 2019, the PTAB instituted IPR on claims 1, 15, and 41. Finjan’s Patent Owner Response was filed on July 2, 2019, Petitioner’s Reply is due September 24, 2019, and Finjan’s Sur-Reply is due on November 5, 2019. Oral argument is scheduled for January 10, 2020.

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
On October 3, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 8,141,154 (IPR2019-00031). Finjan’s POPR was filed on January 11, 2019. On March 25, 2019, the PTAB denied institution of IPR.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On October 10, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (IPR2019-00060). Finjan’s POPR was filed on February 7, 2019. On April 29, 2019, the PTAB denied institution of IPR. On May 23, 2019, Juniper filed a Request for Rehearing. The PTAB denied the Request for Rehearing on July 16, 2019.

U.S. Patent No. 7,418,731 (Assignee, Finjan, Inc.)
On July 26, 2019, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 7,418,731 (IPR2019-01403).

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

NOTE 10 - INCOME TAX

The Company had a tax benefit of $0.8 million and $3.1 million for the three and six months ended June 30, 2019, respectively and is comprised of a federal tax benefit of $0.6 million and $2.3 million for the three and six months ended June 30 2019, respectively and a state tax benefit of $0.2 million and $0.8 million, for the three and six months ended June 30 2019, respectively. The computed effective tax rate for the three and six months ended June 30, 2019, is approximately 28.00%. The Company had a tax expense of $1.9 million and $13.4 million for the three and six months ended June 30, 2018, comprised primarily of federal and state tax expense. The computed effective tax rate was approximately 26.82%.

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

Through Finjan, we own a portfolio of patents, focused on software and hardware technologies that proactively detect malicious code and thereby protect end users from identity and data theft, spyware, malware, phishing, trojans and other web and network threats. Founded in 1997, Finjan developed and patented technologies that are capable of detecting previously unknown and emerging threats on a real-time, behavior-based, basis, in contrast to signature-based methods of intercepting only known threats to computers. The older signature-based methods, were standard in the web and network security industry during the 1990s. As the web and endpoint security industries - known as cybersecurity - have transitioned to behavior-based detection of malicious code, we believe that our patented technologies continue to be widely used by third parties in a number of market segments. We intend to maximize the economic benefits of our technologies through further licensing and to broaden our technologies and patent holdings through acquisitions and strategic partnerships.

As a core element of our continued patent licensing and enforcement business, Finjan monitors a number of markets and assesses and observes the adoption of our patented technologies in these markets. Our management team, in conjunction with the internal team, external legal, technical, and financial experts concludes on a case-by-case basis whether or not they believe that Finjan’s patented technologies are being used.  Based on these observations, we continue to believe our patented technologies are highly relevant in specific cybersecurity technology areas including, but not limited to, endpoint/cloud software, web gateway/internet infrastructure, and networking equipment markets. From that basis, the Company pursues unlicensed entities through licensing, assertion of claims or both to preserve the value of our portfolio in general. This also reinforces the value to existing licensees of the Finjan patent portfolio.

Since the sale of its hardware and software operations in 2009, Finjan’s primary source of income and related cash flows has been the enforcement of its patent rights against unauthorized use and income derived from intellectual property licenses granted to third parties for the use of patented technologies that are owned by Finjan.

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

Finjan Mobile was founded to ensure that consumer mobile devices are protected against spies, phishing and malware attacks. Given the uptrend in mobile device usage coupled with the amount of transient corporate data, the average mobile user presents and represents higher risks of data loss through hacking. The mobile device has become so convenient that consumers often ignore online security and download apps and blindly agree to terms of service, purchase products, pay bills, connect to free Wi-Fi, and do not think twice about personal data and photos stored on their devices. We started research and development of security products for mobile devices which benefit from technologies developed and patented by Finjan but also include the invention of new mobile technologies that will help expand our existing patent portfolio. Products currently available include our Finjan Mobile Secure Browser and a Virtual Private Network (VPN), recently re-branded as InvinciBull, which can be used within the Finjan Browser or separately to encrypt data and keep consumers' data secure.

As of June 30, 2019, we had 10 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Industry Trends and Outlook

Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens. We have recently seen a number of devastating cybersecurity breaches targeting high profile government offices and corporations. The full extent of the cost and damage associated with these attacks are often hard to quantify. Nonetheless, these attacks are expected to continue, along with their associated and sometimes unprecedented costs. In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim by the breach of their personal and otherwise confidential data. These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including hardware and software.

Given our experience of over 20 years in the cybersecurity market we have had the benefit of actively participating in the progression on how technology has moved to meet the new threats and demands. We believe this puts us in a unique position to make observations and determine the best course of action in order to make investments in new developing technologies. There is still a limited appreciation for how much personal data is being pushed out over the internet for anyone to capture and unlike desktops and laptop computers, mobile devices do not have the same kind of access to security. We believe this represents a unique opportunity for Finjan to develop products for consumer mobile devices that were once only available to our enterprise customers. As such, we are building upon our current patented technology and migrating it into the mobile platform so consumers can have greater control of their security and personal information.

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

Further, since the enactment of the Leahy-Smith America Invents Act ("AIA") on September 16, 2011, several aspects of the patent law have been interpreted by the courts, including what constitutes patentable subject matter, inducement of infringement, and (attorney) fee-shifting to the non-prevailing party in the context of litigation, among other issues. Moreover, under AIA, patents previously granted by the USPTO may be reviewed through post-patent grant proceedings such as reexamination or inter partes review (IPR). It is becoming a trend, if not a practice, for accused infringers to petition for reexaminations or IPRs of asserted patents as these proceedings may give the petitioner “two bites at the apple.” The outcome of the proceedings can range from decisions favorable to the patent holder, favorable to both parties, or favorable to the petitioner. If the outcome is the latter, the value of the challenged patent can be materially reduced or extinguished. Thus, patent rights, including enforcement of such rights against unauthorized use is inherently subject to uncertainties.

Future Growth Strategy

Our mission, for the foreseeable future, is to build a diversified company benefiting from historical investments in technology and patents while expanding into new product and service offerings. We believe our patented technologies continue to hold significant value and we intend to vigorously protect our investment, the value of our existing licensees’ investments, and the value that technology and intellectual property represents for our shareholders. We are pursuing and will continue to pursue our growth through the following strategies:

•
Expand our IP Assets through Acquisitions and Strategic Partnerships - We intend to acquire and develop new patents, technologies or other business assets or companies and invest in intellectual property through strategic partnerships, acquisitions of technology-focused companies, IP portfolios or other assets and other initiatives. We aim to identify relevant security technologies and patents that have been, or are anticipated to be, widely adopted by third parties in connection with the manufacture or sale of products and services, and to which we can monetize (i.e., licensing or litigation) and other expertise. We may also broaden our technology and patent holdings by working with inventors and universities, acquiring technology companies, investing in research laboratories, start-ups, and by creating strategic partnerships with companies, large and small, seeking to effectively and efficiently monetize their technology and patent assets. Our experience with monetizing both technologies and patents may be considered valuable by potential acquisition candidates and strategic partners who may lack resources or know-how to effectively and efficiently generate a return for those investments.

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

•
Continue to Demonstrate Best Practices in Pursuing Licensing Relationships and Enforcing our Patent Rights - In March 2014, we adopted Best Practices to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing. We called upon and continue to promote industry-wide adoption of a set of best practices through leadership organizations such as the Licensing Executive Society (LES) that support technological advancements, investments in innovation, and continued job creation while protected by a robust patent system. In February of 2017, the American National Standards Institute or ANSI had approved LES' application to receive accreditation to become a Standards Development Organization or SDO. With this new endorsement and governance from ANSI, Finjan is moving swiftly to build industry consensus for IP and patent related matters in a number of disciplines.  We intend to continue pursuing a proactive campaign that adheres to our best practices guidelines while rigorously protecting our intellectual property rights. We have entered into preliminary discussions with numerous potential licensees in accordance with these Best Practices but acknowledge that it takes many discussions and many months for preliminary discussions to culminate in a license agreement, if at all.  While it is our preference to resolve our patent-related disputes through amicable business solutions, protecting the value of our patented technology is paramount.

•
Invest in Internal Research & Development through Finjan Mobile - We continue to pursue internal research and development of security technologies that both relate to Finjan's existing patented inventions as well as new concepts to meet an ever-expanding market need.  Since we do not yet have sufficient internal personnel to engage in large-scale research and development, we currently operate this business with limited internal staff focused on strategy and market development while software development is completed under contract with external developers. Products currently available include our Finjan Mobile Secure Browser and a Virtual Private Network (VPN), recently re-branded as InvincBull, which can be used within the Finjan Browser or separately to encrypt data and keep consumers' data secure.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings Amended and Restated 2014 Incentive Compensation Plan (“Restated 2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance and on June 21, 2017, at our 2017 annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. Restated 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval, which represented an additional 1,385,366 shares as of January 1, 2018 and 1,378,432 shares as of January 1, 2019 (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). A total of 306,541 restricted stock units and 2,537,479 options remain outstanding as of June 30, 2019, under the Restated 2014 Plan. We expect that future equity-based awards will continue to be made under the Restated 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods. As of June 30, 2019, we have 2,859,590 shares available for issuance under the 2014 Plan.

We expect to increase the number of employees and consultants to help execute our strategy in the cybersecurity business and support our public company functions. Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical periods presented in our financial statements.

Results of Operations

Three and six months ended June 30, 2019 compared with three and six months ended June 30, 2018

	For Three Months ended June 30,				For Six Months ended June 30,
	2019	2018	Change		2019	2018	Change
				%				%
	(In millions, except percentages)				(In millions, except percentages)
Revenue	$7.3	$17.3	$(10.0)	(58)%	$7.3	$82.3	$(75.0)	(91)%
		—
Cost of revenues	1.0	1.6	(0.6)	(38)%	1.0	14.6	(13.6)	(93)%

Gross profit	6.3	15.7	(9.4)	(60)%	6.3	67.7	(61.4)	(91)%

Gross Margin	86%	91%			86%	82%

Operating expenses:
Research and development	0.5	0.5	—	—%	1.0	1.0	—	—%
Selling, general and administrative (1)	8.6	5.9	2.7	46%	16.6	14.2	2.4	17%
Total operating expenses	9.1	6.4	2.7	42%	17.6	15.2	2.4	16%
Income (loss) from operations	(2.8)	9.3	(12.1)	(130)%	(11.3)	52.5	(63.8)	(122)%

Other income (expense)
Change in fair value of warrant liability	—	(0.3)	0.3	(100)%	—	(2.4)	2.4	(100)%
Interest and other income (expense), net	0.1	(0.1)	0.2	(200)%	0.2	(0.5)	0.7	(140)%
Income (loss) before income taxes	(2.7)	8.9	(11.6)	(130)%	(11.1)	49.6	(60.7)	(122)%

Provision (benefit) for income taxes	(0.8)	1.9	(2.7)	(142)%	(3.1)	13.4	(16.5)	(123)%

Net income (loss)	$(1.9)	$7.0	$(8.9)	(127)%	$(8.0)	$36.2	$(44.2)	(122)%

(1) Includes stock based compensation	$0.3	$0.4	$(0.1)	(25)%	$0.5	$0.8	$(0.3)	(38)%

Revenue is derived from multiple license agreements that we entered into with third-parties following negotiations pursuant to our licensing and enforcement program. Revenue is determined by the timing of licensing agreements and enforcement programs and can vary significantly period to period.

Costs of revenues includes legal expense directly associated with our licensing and enforcement programs and vary as a percentage of revenues, as does gross margin, due to the timing of legal expense paid on settlement.

Research and development expenses ("R&D") are primarily from our Finjan Mobile security business. Our focus on R&D consisted primarily of professional services associated with the development of mobile security application products and have remained consistent for the periods presented.

Selling, general and administrative expenses (“SG&A”) are largely related to litigation, personnel and amortization of the IBM patents. Litigation expenses were $5.1 million and $2.1 million for the three months ended June 30, 2019 and 2018, an increase of $3.0 million and $10.2 million and $5.4 million for the six months ended June 30, 2019 and 2018, an increase of $4.8 million. These costs are primarily due to the timing of various outstanding actions as described in "Note 9 - Litigation, claims and assessments". Personnel expenses were $1.6 million and $1.7 million for the three months ended June 30, 2019 and 2018, a decrease of $0.1 million and $2.5 million and $5.0 million for the six months ended June 30, 2019 and 2018, a decrease of $2.5 million. The 2018 six month personnel expense includes incentive bonuses that were awarded during the period.

We had a tax benefit for income taxes of $0.8 million and $3.1 million for the three and six months ended June 30, 2019, compared to a provision for income taxes of $1.9 million and $13.4 million for the three and six months ended June 30, 2018, which was tied to the net income (loss) recognized in the periods.

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

In addition:

•
On November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $1.3 million of the commitment remains unfunded as of June 30, 2019. The fund can make a call on our remaining commitment at any time.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

•
On April 21, 2017, we entered into a $3.9 million agreement with Avira, Inc., to provide services to support our VPN Platform effective July 1, 2017, payable over 3 years in quarterly payments of $0.3 million. As of June 30, 2019, the Company has a $1.2 million contractual obligation due over the next 4 quarters.

•
We entered into a $8.5 million Patent Assignment and Support Agreement with IBM effective August 24, 2017. As of June 30, 2019, the Company has a $5.5 million obligation due over the next 3 years, with final payment due August 24, 2021.

•
On July 19, 2018, we entered into a lease for our corporate headquarters office in East Palo Alto, California. Under the terms of the lease, we owe minimum lease obligations of $3.7 million over 57 months. As of June 30, 2019, we have an outstanding obligation of $2.5 million.

The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

	June 30, 2019	December 31, 2018
	(in millions)
Cash & cash equivalents	$26.9	$32.0
Short term investments	$15.7	$11.3
	$42.6	$43.3

Based on current forecasts, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital for the next 12 months from the date of filing of this quarterly report.

	Six Months ended June 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$0.1	$47.1

Net cash used in investing activities	$(5.2)	$(1.6)

Net cash used in financing activities	$—	$(21.7)

Cash flows from operating activities:

Net cash provided by our operating activities of $0.1 million during the six months ended June 30, 2019, is primarily due to our net loss of $8.0 million and $0.2 million of amortization of discount and premium on investments, less $1.3 million in depreciation and amortization and non-cash lease expense, $0.5 million of stock-based compensation, and $6.5 million of net change in operating assets and liabilities.

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

Cash used in investing activities:

During the six months ended June 30, 2019, net cash used in investing activities of $5.2 million was related to the $12.6 million purchases of marketable securities, $0.5 million was related to the purchase of additional investment in accordance with commitment to the JVP fund and $0.4 million was related to the purchase of leasehold improvements, offset by $8.4 million in redemptions of marketable securities.

During the six months ended June 30, 2018 cash used in investing activities of $1.6 million was related to the purchase of additional patents from IBM of $1.0 million and $0.6 million in the JVP fund

Cash used in financing activities:

During the six months ended June 30, 2019, we had no financing activity.

Net cash used in financing activities was $21.7 million during the six months ended June 30, 2018, $19.9 million primarily resulting from the redemption and retiring of both Series A-1 Preferred Stock Financing and $2.0 million related to the share repurchase program, offset by $0.2 million in exercise of stock options. We had no such activity during the six months ended June 30. 2019.

Significant Developments

On May 22, 2019, the Company announced that Jevan Anderson will be joining the company on June 3, 2019 as Chief Financial Officer, replacing Michael Noonan who departed to explore new pursuits. Mr. Anderson will report to Phil Hartstein, Finjan’s CEO, and lead Finjan’s finance and operations. Mr. Anderson, 50, has 25 years of experience in investment banking, corporate development and strategy consulting. Most recently Jevan was Senior Vice President, Corporate Advisory for Jones Lang LaSalle Incorporated ("JLL"). Prior to JLL, Jevan spent 10 years as a Managing Director and Co-Head of Technology Mergers & Acquisitions for Wells Fargo and RBC Capital Markets. Prior to his 17 year investment banking career, Jevan held roles in management consulting, strategic planning, corporate development and investor relations. Mr. Anderson holds an MBA from NYU Stern School of Business and a B.S. in Electrical Engineering from Lehigh University.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents and short term investments. Our cash and cash equivalents and short term investments as of June 30, 2019, totaled $42.6 million and consisted primarily of cash and money market funds with maturities of twelve months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Philip Hartstein, and our Chief Financial Officer and Treasurer, Jevan Anderson, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2019, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, have designed our disclosure controls and procedures and our internal control over financial reporting to provide reasonable assurances that the controls’ objectives will be met. However, management does not expect that disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Finjan Holdings, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any system’s design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of a system’s control effectiveness into future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Issuer Purchases of Equity Securities

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. As of June 30, 2019, the Company had a remaining authorization of $8.0 million for future share repurchases.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Employment Agreement, dated June 1, 2019, between Finjan Holdings, Inc. and Jevan Anderson (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 22, 2019).#

10.2	Letter Agreement, dated April 29, 2019, between Finjan Holdings, Inc. and Michael Noonan (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed May 22, 2019).#

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†*

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

#	Management contract or compensatory plan or arrangement.

*	Filed herewith.

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

Dated:  August 8, 2019

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Jevan Anderson
Jevan Anderson
Chief Financial Officer and Treasurer (Principal Financial Officer)