Form 10-Q
period 2019-09-30
FINJAN HOLDINGS, INC.
filed 2019-11-06
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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
650-282-3228
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	FNJN	NASDAQ Capital Market
As of November 1, 2019, 27,639,888 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

 FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$16,432	$32,011
Short term investments	17,161	11,303
Accounts receivable	5,900	2,550
Prepaid expenses and other current assets	1,934	6,580
Total current assets	41,427	52,444
Property and equipment, net	486	99
Investments	4,218	3,518
Intangible assets, net	4,040	5,507
Deferred income taxes	6,292	2,811
Right of use assets	2,356	—
Other assets, non-current	214	214
Total assets	$59,033	$64,593
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,837	$4,394
Accounts payable - related parties	13	163
Accrued expenses	2,213	394
Lease liability	523	—
Other liabilities, current	2,000	1,500
Total current liabilities	10,586	6,451
Lease liability, non-current	1,914	—
Other liabilities, non-current	1,712	3,463
Total liabilities	14,212	9,914

Commitments and contingencies

Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized 27,625,208 and 27,568,656 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	29,228	28,534
Retained earnings	15,590	26,142
Total stockholders' equity	44,821	54,679
Total liabilities and stockholders' equity	$59,033	$64,593

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$5,900	$—	$13,150	$82,300
Cost of revenues	1,003	—	1,931	14,601
Gross profit	4,897	—	11,219	67,699
Research and development expense	484	789	1,490	1,773
Selling, general and administrative expenses	7,486	7,938	24,074	22,113
Total operating expenses	7,970	8,727	25,564	23,886
Income (loss) from operations	(3,073)	(8,727)	(14,345)	43,813
Other income (expense)
Change in fair value of warrant liability	—	(1,046)	—	(3,445)
Interest expense	(98)	(136)	(324)	(701)
Interest and other income	206	38	639	106
Income (loss) before income taxes	(2,965)	(9,871)	(14,030)	39,773
Provision (benefit) for income taxes	(385)	(2,252)	(3,478)	11,135
Net income (loss)	(2,580)	(7,619)	(10,552)	28,638

Accretion of preferred stock	—	—	—	(925)

Net income (loss) to common stockholders	$(2,580)	$(7,619)	$(10,552)	$27,713

Net income (loss) per share, basic	$(0.09)	$(0.28)	$(0.38)	$1.04
Net income (loss) per share, diluted	$(0.09)	$(0.28)	$(0.38)	$1.01

Net income (loss) per share applicable to common stockholders, basic	$(0.09)	$(0.28)	$(0.38)	$1.01
Net income (loss) per share applicable to common stockholders, diluted	$(0.09)	$(0.28)	$(0.38)	$0.98

Weighted-average common shares outstanding, basic	27,623,768	27,247,462	27,609,176	27,488,437
Weighted-average common shares outstanding, diluted	27,623,768	27,247,462	27,609,176	28,417,453

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

Three Months Ended September 30, 2019 and 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance - June 30, 2019	27,610,520	$3	$29,031	$18,170	$47,204
Stock-based compensation expense	—	—	197	—	197
Exercise of RSUs	14,688	—	—	—	—
Net loss	—	—	—	(2,580)	(2,580)
Balance - September 30, 2019	27,625,208	$3	$29,228	$15,590	$44,821

Balance - June 30, 2018	27,172,924	$3	$23,005	$41,661	$64,669
Stock-based compensation expense	—	—	471	—	471
Exercise of RSUs and stock options	87,175	—	21	—	21
Warrant liability adjustment	—	—	4,541	—	4,541
Net loss	—	—	—	(7,619)	(7,619)
Balance - September 30, 2018	27,260,099	$3	$28,038	$34,042	$62,083

Nine Months Ended September 30, 2019 and 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance - December 31, 2018	27,568,656	$3	$28,534	$26,142	$54,679
Stock-based compensation expense	—	—	694	—	694
Exercise of RSUs	56,552	—	—	—	—
Net loss	—	—	—	(10,552)	(10,552)
Balance - September 30, 2019	27,625,208	$3	$29,228	$15,590	$44,821

Balance - December 31, 2017	27,707,328	$3	$22,968	$5,555	$28,526
Stock-based compensation expense	—	—	1,224	—	1,224
Exercise of RSUs and stock options	239,263	—	230	—	230
Shares repurchased	(686,492)	—	—	(2,023)	(2,023)
Accretion of Series A-1 preferred stock	—	—	(925)	—	(925)
ASC 606 adjustment	—	—	—	1,872	1,872
Warrant liability adjustment	—	—	4,541	—	4,541
Net income	—	—	—	28,638	28,638
Balance - September 30, 2018	27,260,099	$3	$28,038	$34,042	$62,083

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(10,552)	$28,638
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation and amortization	1,525	1,300
Non-cash lease expense	366	—
Change in fair value of warrant liability	—	3,445
Deferred income taxes	(3,481)	2,738
Stock-based compensation	694	1,224
Amortization of discount and premium on investments	(230)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,350)	1,306
Prepaid expenses and other assets	4,646	(2,267)
Lease liability	(356)	—
Accounts payable	1,443	(2,012)
Accounts payable - related parties	(150)	—
Accrued expenses	1,819	(320)
Accrued income taxes	—	—
Other liabilities	(1,180)	(496)
Net cash provided by (used in) operating activities	(8,806)	33,556

Cash flows from investing activities:
Purchase of patents	—	(1,000)
Purchase of fund investment	(700)	(900)
Purchase of marketable securities	(19,175)	—
Redemption of marketable securities	13,547	—
Leasehold improvements	(445)	—
Net cash used in investing activities	(6,773)	(1,900)

Cash flows from financing activities:
Repurchase of Finjan Holdings shares	—	(2,024)
Proceeds from exercise of stock options	—	231
Redemption of preferred shares	—	(19,890)
Net cash used in financing activities	—	(21,683)
Net (decrease) increase in cash and cash equivalents	(15,579)	9,973
Cash and cash equivalents - beginning	32,011	41,169
Cash and cash equivalents - ending	$16,432	$51,142

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$10,700

Supplemental disclosures of cash flow information, non-cash:
Accretion of series A-1 preferred stock to redemption value	$—	$925
Changes in accounts receivable, adoption of ASC 606	$—	$2,550
Changes in deferred tax, adoption of ASC 606	$—	$678
Reclassification of warrant liability to equity	$—	$4,541

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation, and its wholly owned subsidiaries, Finjan, Inc. ("Finjan"), Finjan Blue, Inc. ("Finjan Blue") and Finjan Mobile, Inc. ("Finjan Mobile") operates a cybersecurity business focused on three business lines: intellectual property licensing and enforcement, mobile security application development and investing in cybersecurity technologies and intellectual property. Licensing and enforcement of the Company's cybersecurity patent portfolio is operated through its wholly-owned subsidiaries Finjan and Finjan Blue. Revenues and operations are concentrated in Finjan; other subsidiaries were immaterial to the condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018. The Company’s common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

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

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the year ending December 31, 2019, or any other interim or future periods.

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

SHORT TERM INVESTMENTS

Investments consist of U.S. Treasury Bills, which are classified as held-to-maturity, Certificates of Deposit and other Corporate Debt Securities. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s investments mature within the next twelve months. Unrealized gains and losses are de minimis. As of September 30, 2019 and December 31, 2018, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
	(In thousands, except share and per share data)
Numerator:
Net income (loss) to common stockholders	$(2,580)	$(7,619)	$(10,552)	$27,713

Denominator:
Weighted-average common shares, basic	27,623,768	27,247,462	27,609,176	27,488,437
Weighted-average common shares, diluted*	27,623,768	27,247,462	27,609,176	28,417,453
Net income (loss) per common share:
Basic:	$(0.09)	$(0.28)	$(0.38)	$1.01
Diluted:	$(0.09)	$(0.28)	$(0.38)	$0.98
* For the three and nine months ended September 30, 2019 the securities would be anti-dilutive and therefore were excluded. For the three months ended September 30, 2018, the securities would be anti-dilutive and therefore were excluded. For the nine months ended September 30, 2018, the diluted earnings per common share included 209,689 unvested RSUs and the weighted average effect of 719,327 stock options that are potentially dilutive to earnings per share, since the exercise price of such securities was less than the average market price during the period.

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method assumed exercise of warrants and share options and were excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive and consist of the following:

	Three Months ended September 30,		Nine Months ended September 30,
	2019	2018	2019	2018
Stock options	2,356,198	2,574,981	2,356,198	733,025
Restricted stock units	511,853	542,476	511,853	17,778
Warrants	2,355,506	2,355,506	2,355,506	2,355,506
Total	5,223,557	5,472,963	5,223,557	3,106,309

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

On January 1, 2019 the Company adopted ASU 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception". Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The impact of this adoption was immaterial on the Company's condensed consolidated financial statements and related disclosures.

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

NOTE 2 - SHORT TERM INVESTMENTS, PREPAID EXPENSES AND OTHER CURRENT ASSETS

Short Term Investments

The Company's short term investments are classified as below with maturities of twelve months or less, unrealized gains and losses were immaterial for the periods presented:

Security Type	Fair Value
	September 30, 2019	December 31, 2018
	(in thousands)
Government	$1,002	$—
Asset Backed	3,354	1,786
Industrial	5,484	2,381
Financial	7,321	7,136
	$17,161	$11,303

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as presented below:

	September 30, 2019	December 31, 2018
	(in thousands)
Prepaid income tax	$1,425	$5,429
Other prepaid expenses and other current assets	509	1,151
	$1,934	$6,580

In June 2019, a tax refund of $4.0 million for the prepayment made during 2018 was received from the Internal Revenue Service.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

Operating Leases

On July 19, 2018, the Company entered into an office lease agreement for its headquarters through June 30, 2023. The annual rent is approximately $0.7 million, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rent is subject to an approximate 3.5% increase at each anniversary of the commencement date during the term of the agreement.

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

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

September 30, 2019
Operating lease right of use assets	$2,356

Operating lease liabilities
Current portion included in current liabilities	523
Long Term portion included in non-current liabilities	1,914
Total Operating lease liabilities	$2,437

The components of lease expenses, net which were included in Total expenses in the Company’s condensed consolidated statements of operations, were as follows (in thousands):

	Three Months ended September 30, 2019	Nine Months ended September 30, 2019
Operating lease cost	$198	$594
Variable lease cost	—	—
Short term lease income	(59)	(177)
	$139	$417

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 30, 2019 was $0.6 million and was included in Net cash used in operating activities in the company's condensed consolidated statement of cash flows. Upon the adoption of ASC 842 on January 1, 2019, the Company increased non-cash balances of operating lease right-of-use assets and operating lease liabilities by $2.7 million and $2.8 million, respectively.

As of September 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

For the year ending December 31,
2019, remainder	$192
2020	773
2021	801
2022	829
2023	425
Total lease payments	$3,020
Less: Present value adjustment	(583)
Operating lease liabilities	$2,437

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842. As of September 30, 2019, the weighted average remaining lease term is 3.75 years and the weighted average discount rate used to determine the operating lease liabilities was 11%.

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

Following cash calls on April 1, 2019 and September 16, 2019 of $0.5 million and $0.2 million, respectively, the Company has an outstanding capital commitment of $1.1 million to the JVP Fund as of September 30, 2019. The remaining commitment can be called at any time.

Contractual Commitments

Finjan Mobile

On April 21, 2017, the Company and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will utilize the VPN Platform as part of its VitalSecurity™ suite of product offerings. Avira also granted Finjan Mobile related license rights in connection with the Distribution Agreement and starting July 1, 2017, Finjan Mobile began paying Avira $3.9 million in fees under the Distribution Agreement, payable in 12 quarterly installments of $0.3 million over the subsequent 3 years. The Company has analyzed the terms of the agreement and has accounted for the transaction as a service agreement, to be expensed over the period of service. As of September 30, 2019, the Company has a $1.0 million contractual obligation due over the next 3 quarters.

Finjan Blue

The Company and Finjan Blue entered into a Patent Assignment Agreement with IBM effective as of August 24, 2017. Pursuant to the Patent Assignment Agreement, Finjan Blue acquired 41 select issued and pending IBM Security Patents in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years. The Company made its second payment of $1.0 million on August 24, 2018 and a third payment of $1.5 million on September 9, 2019. As of September 30, 2019, the Company has a remaining balance due of $4.0 million.

The IBM Security Patents from the Patent Assignment Agreement have been recorded at their present value of $7.0 million in the first quarter of 2018, recognizing a present value adjustment of $1.4 million. Accretion related to the present value and amortization expense is recognized over the expected useful life. Accretion and amortization expense was $0.1 million and $0.5 million for the three months ended September 30, 2019, respectively and $0.3 million and $1.5 million for the nine months ended September 30, 2019, respectively, $0.1 million and $0.5 million for the three months ended September 30, 2018, respectively and $0.7 million and $1.3 million for the nine months ended September 30, 2018, respectively. The amortization expense from the May 2018 Patent Assignment Agreement is included in the amortization expense detailed above.

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

NOTE 4 - ACCRUED EXPENSES

Accrued Expenses

The components of accrued expenses are as presented below:

	September 30, 2019	December 31, 2018
	(in thousands)
Legal - Litigation / Licensing	$1,725	$—
Compensation	381	336
Other	107	58
	$2,213	$394

NOTE 5 - LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On September 30, 2019, each of Finjan, Finjan Mobile and Finjan Blue entered into a Confidential Patent License Agreement (collectively, the “Mimecast License Agreements”) with Mimecast Limited ("Mimecast"). In addition, to achieve global patent peace between the companies, the Company and Mimecast and Mimecast North America, Inc. have entered into mutual covenants not to sue for a certain number of years, among other terms (the “Letter Agreement”). As part of the Mimecast License Agreements, Mimecast and its licensed affiliates (the “Mimecast Parties”) will obtain a license to, among others, the patents of Finjan, Finjan Mobile, and Finjan Blue, and pay Finjan $5.9 million in cash within five (5) business days of the agreement date, which payment was received on October 3, 2019. The remaining terms of the Mimecast License Agreements and the Letter Agreement are confidential.

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

On April 21, 2017, the Company entered into a Confidential Patent License Agreement (the “April 2017 Agreement”) with a European corporation (“EU Licensee”). Pursuant to the April 2017 Agreement, EU Licensee obtained a license to our patent portfolio and agreed to pay Finjan $4.9 million cash, in license fees, paid as follows: (i) $2.3 million to be paid within 10 days after the effective date of the April 2017 Agreement, which was received in May, 2017, (ii) $1.3 million on or before January 31, 2018, which was paid on February 1, 2018 and (iii) $1.3 million on or before January 31, 2019. The Company collected and recognized $2.3 million of the $4.9 million license as revenues as of June 30, 2017. The second installment of $1.3 million was received on February 1, 2018 and recognized as revenues as of December 31, 2017. The final payment of $1.3 million was received on January 28, 2019, and was included in accumulated adjustments on January 1, 2018 under ASC 606. Such license does not grant EU Licensee any right to transfer, sublicense or grant any rights under the April 2017 Agreement to a third party except as specifically provided under the April 2017 Agreement. Such license also has certain provisions relating to certain unlicensed products of any company that acquires EU Licensee, or is acquired by EU Licensee or its affiliates, in which case additional license fees may apply. The specific terms of the April 2017 Agreement are confidential.

On March 30, 2017, Finjan entered into a Confidential Master Agreement (the “Sophos Agreement”) with Sophos Group plc, a public limited company organized and existing under the laws of England and Wales, Sophos Limited, a corporation organized and existing under the laws of England and Wales (“Sophos Limited”), and Sophos Inc. (“Sophos Inc.”), a Massachusetts corporation (collectively, “Sophos”). Pursuant to the Sophos Agreement, Finjan and Sophos Inc. agreed to dismiss the suit Finjan, Inc. v. Sophos, Inc. before the United States District Court of the Northern District of California (case no. 3:14cv1197-WHO) with prejudice. The Sophos Agreement also provides for full releases by the parties and covenants not to sue. Under the terms of the Sophos Agreement, on March 30, 2017, Sophos obtained a fully paid up license to the Finjan patent portfolio and pay a license fee of $15.0 million in cash, which Finjan received on March 31, 2017. The Company recognized $15.0 million as revenues as of March 31, 2017. Finally, in connection with the Sophos Agreement, on March 30, 2017, Finjan Mobile entered into a Confidential Patent Cross License Agreement (the “Finjan Mobile Cross License Agreement”) with Sophos Limited. Pursuant to the terms of the Finjan Mobile Cross License Agreement, the parties granted patent cross licenses in the Field of Use and Sophos Limited agreed to pay Finjan Mobile $2.5 million cash, of which $1.25 million was received on March 29, 2018 and a final payment of $1.25 million was received on March 28, 2019 and was included in accumulated adjustments on January 1, 2018 under ASC 606.

NOTE 6 - STOCKHOLDERS' EQUITY

Stock Repurchase Program

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. The repurchases under the share repurchase program were made in the open market or in privately negotiated transactions and were funded from the Company’s working capital. As of September 30, 2019, the Company has a remaining authorization of $8.0 million for future share repurchases.

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

On June 21, 2017, at the annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval, which represented an additional 1,385,366 shares as of January 1, 2018 and 1,378,432 shares as of January 1, 2019 (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). As of September 30, 2019, the Company has 2,820,870 shares available for issuance under the 2014 Plan.

During the three and nine months ended September 30, 2019, the Company expensed $0.2 million and $0.7 million, respectively and $0.5 million and $1.2 million for the three and nine months ended September 30, 2018, respectively, of stock-based compensation in the condensed consolidated statements of operations. All stock-based compensation expenses were related to selling, general and administration.

Stock Options

The following table is a summary of stock option activity during the nine months ended September 30, 2019:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding 2013 & 2014 Plans – December 31, 2018	2,486,646	$1.89	7.00	$1,550
Options granted	50,832	2.28	9.74	—
Options exercised	—	—	—	—
Options forfeited	(181,280)	2.23	—	—
Outstanding – September 30, 2019	2,356,198	$1.89	6.33	$628
Exercisable – September 30, 2019	1,688,640	$1.70	5.25	$618

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Three and Nine Months ended September 30,
	2019	2018
Volatility	65.01%	105%
Expected term (in years)	6	6
Risk-free rate	2.37%	2.24%
Expected dividend yield	—	—
Weighted-average grant date fair value per option	$1.76	$2.24

The risk-free interest rate is the United States Treasury rate for the day of the grant having a term equal to the life of the equity instrument. The volatility is a measure of the amount by which the Company’s share price has fluctuated or is expected to fluctuate; the Company used its common stock volatility along with the average of historic volatilities of comparative companies. The dividend yield is zero as the Company has not made any dividend payment and has no plans to pay dividends in the foreseeable future. The Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to average of the contractual term and the vesting period.

Restricted Stock Units

The following table is a summary of restricted stock units award activity during the nine months ended September 30, 2019:

	Nine Months ended
	September 30, 2019
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	315,292	$2.26
Shares vested	(56,552)	2.30
Shares granted	253,113	2.28
Non-vested	511,853	$2.27

The aggregate intrinsic value of the unvested RSU's was $1.0 million as of September 30, 2019.

As of September 30, 2019, total compensation cost not yet recognized related to restricted stock awards and unvested stock options was approximately $1.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 8 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 and $114,000 in legal fees to the firm for the three and nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company had balances due to this firm of approximately $13,000 and $163,000 respectively. Such amounts are included as part of accounts payable - related parties on the accompanying condensed consolidated balance sheets.

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

NOTE 9 - LITIGATION, CLAIMS AND ASSESSMENTS

A. United States District Court Actions

Finjan, Inc. v. Palo Alto Networks, Inc., Case No. 4:14-cv-04908-PJH (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. (“Palo Alto Networks”) in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 6,965,968; 7,058,822; 7,418,731; 7,613,918; 7,613,926; 7,647,633; 8,141,154; 8,225,408; and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection. Finjan seeks entry of judgment that Palo Alto Networks has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. This action is before the Honorable Phyllis J. Hamilton. Palo Alto Networks filed its Answer and Counterclaims on December 31, 2015. Palo Alto Networks filed several petitions for IPR's before the PTAB. The PTAB instituted review of certain patents and denied institution on other challenged patents. On May 26, 2016, the Court ordered a stay to remain in effect until the PTAB’s final determination of the instituted IPRs, and the matter remains stayed pending appeal. For particulars of the pending IPR proceedings, see Section B of this Note, “Inter Partes Review Proceedings,” case numbers IPR 2015-01979, IPR2016-00151, and IPR2016-00159. The parties will file a joint status report within seven (7) days of final determination on the instituted IPRs, including any appeals, informing the Court of the status of the IPR decisions. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183-CAB (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC and ESET SPOL S.R.O. (collectively "ESET") in the United States District Court for the Northern District of California (Case No. 3:16-cv-03731-JD (N.D. Cal.)) on July 1, 2016, asserting that ESET infringes Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,975,305; 8,079,086; 9,189,621; and 9,219,755 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, ESET ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, Host-based Intrusion Prevention System (HIPS), and ESET LiveGrid technologies including ESET’S Home Protection, Small Office, and Business product lines and ESET Services. Finjan seeks entry of judgment that ESET has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. The case was transferred to the Southern District of California on January 31, 2017. This action is before the Honorable Cathy Ann Bencivengo. Details on procedures prior to December 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The Court’s prior Scheduling Order set a trial date of October 29, 2019. On July 30, 2019, ESET filed an Ex Parte Motion to Amend the Scheduling Order, due to ESET’s trial counsels’ move to another law firm, and on July 31, 2019, the Court granted ESET’s motion and vacated “all pending deadlines and hearing dates.” On September 24, 2019, the Court issued an Order concerning the parties’ dispositive and Daubert motions, denying some motions, providing tentative rulings on others, and requesting oral argument on the remaining, which the Court heard on September 26, 2019. The Court also set a status conference for January 10, 2020, and a tentative date for the jury trial to commence on March 9, 2020. On October 16, 2019, the Court issued its Order on Motions for Summary Judgment and Motions to Exclude or Strike. On October 28, 2019, the Court issued an Order scheduling the jury trial to commence on March 9, 2020 and setting a pretrial conference and motion in limine hearing for February 21, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Cisco Systems, Inc., Case No. 5:17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 8,141,154; and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of judgment that Cisco has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Beth Labson Freeman. Details on procedures prior to December 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. On February 5, 2019, the Court issued an Order Construing Additional Claims in U.S. Patent Nos. 6,154,844; 6,804,780; and 7,647,633. On April 15, 2019, Cisco filed a Motion for Reconsideration of the Court’s Order Construing Additional Claims with respect to Patent No. 7,647,633, and on April 30, 2019, the Court granted Cisco’s Motion for Reconsideration. On May 7, 2019, the Court issued an Order modifying the dates for summary judgment briefing, so that currently the opening summary judgment briefs are due on October 22, 2019, oppositions due on November 12, 2019, and replies due on November 26, 2019. On October 22, 2019, Finjan filed a motion for summary judgment of validity of U.S. Patent Nos. 6,154,844, 7,647,633, and 8,677,494, and Cisco filed a partial motion for summary judgment of non-infringement of U.S. Patent Nos. 6,804,780, 7,647,633, and 8,141,154, and of no pre-suit damages. The hearing on summary judgment motions is January 9, 2020. The final pretrial conference is scheduled for April 23, 2020 and a trial is scheduled to commence on June 1, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket Nos. 2 Ni 53/16 (EP). 4c O 33/16 (German Litigations)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O., a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringed Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software covered by the ‘094 Patent, including but not limited to ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan seeks a judgment sentencing ESET to a fine for each violation of patent infringement or, alternatively imprisonment of ESET directors, cease and desist orders for offering or delivering infringing software, providing Finjan with profit information for offering or delivering infringing software, and damages, which Finjan has suffered or shall suffer as a result of ESET offering or delivering infringing software since November 1, 2008. The infringement hearing was held on October 5, 2017. On November 24, 2016, ESET filed a nullity action with the Federal German Patent Court (the “Court”). The infringement proceedings were stayed pending resolution in the nullity action. Finjan responded to the nullity action contesting the nullity action completely and requesting the Court to reject the action and impose the cost of the proceedings to the claimant. The nullity hearing was held on November 28 and 29, 2018, and on March 22, 2019, the Court issued its decision in German determining the claims at issue to be unpatentable. Finjan filed a notice of appeal of the Court’s determination with the Federal Court of Justice of Germany on April 25, 2019, and its Appeal Brief on July 25, 2019. ESET’s Reply to the Appeal Brief is due by December 2, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. SonicWall, Inc., Case No. 5:17-cv-04467-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against SonicWall, Inc. (“SonicWall”) in the United States District Court for the Northern District of California on August 4, 2017, asserting that SonicWall is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 7,058,822; 6,804,780; 7,613,926; 7,647,633; 8,141,154; 8,677,494; 7,975,305; 8,225,408; and 6,965,968 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Appliance Products utilizing Capture ATP and/or Gateway Security Services and Email Security Products utilizing Capture ATP and/or Gateway Security Services. Finjan seeks entry of judgment that SonicWall has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Beth Labson Freeman. Details on procedures prior to December 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. A claim construction hearing was held on March 1, 2019, and the Court issued an Order Construing Claims in U.S. Patent Nos. 6,154,844; 6,965,968; 7,058,822; 7,613,926; 7,647,633; and 8,225,408 on March 26, 2019. On April 30, 2019, SonicWall filed a motion for leave to Conduct Additional Claim Construction Proceedings, which the Court denied on May 7, 2019. The parties participated in a court-ordered mediation on September 18, 2019, without resolution. On October 3, 2019, SonicWall filed a motion for leave to Conduct Additional Claim Construction Proceedings, which Finjan opposed on October 7, 2019. On October 11, 2019, the Court granted in part SonicWall's motion for leave to conduct additional claim construction proceedings, and set a Markman hearing for January 17, 2020. Pursuant to the Court’s December 14, 2017 Case Management Order, a final pretrial conference is set for March 18, 2021, and a jury trial to commence on May 3, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Bitdefender Inc., et al., Case No. 4:17-cv-04790-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Bitdefender Inc. and Bitdefender S.R.L. (“Bitdefender”) in the United States District Court for the Northern District of California on August 16, 2017, asserting that Bitdefender is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 7,930,299; 8,141,154; and 8,677,494 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Total Security, Family Pack, Internet Security, Antivirus Plus, Security for XP and Vista, Antivirus for Mac, Mobile Security, GravityZone Enterprise Security, GravityZone Elite Security, GravityZone Advanced Business Security, GravityZone Business Security, Hypervisor Introspection, Security for AWS, Cloud Security for MSP, GravityZone for xSP, and BOX. Finjan seeks entry of judgment that Bitdefender has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Haywood S. Gilliam, Jr. Details on procedures prior to December

2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. A claim construction hearing was held on June 6, 2018. A Claim Construction Order issued on February 14, 2019 and a further case management conference was held on March 12, 2019. Pursuant to the Court’s April 1, 2019 Scheduling Order, dispositive motions will be filed on November 7, 2019, with oppositions on December 5, 2019, replies on December 19, 2019, and the hearing on January 9, 2020. A pretrial conference is set for March 17, 2020, with a jury trial to commence on April 6, 2020. On June 18, 2019, Bitdefender filed a Motion to Amend/Correct Counterclaims, Finjan opposed the motion on July 2, 2019, and on July 9, 2019, Bitdefender replied. The hearing is set for November 6, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Juniper Networks, Inc., Case No. 3:17-cv-05659-WHA (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Juniper Networks, Inc. (“Juniper”) in the United States District Court for the Northern District of California on September 29, 2017, asserting that Juniper is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 7,613,926; 8,141,154; 8,677,494; 7,975,305; and 8,225,408 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, SRX Gateways, SRX Gateways using Sky ATP, and Contrail. Finjan seeks entry of judgment that Juniper has infringed and is infringing the Asserted Patents, has and is inducing infringement, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action was before the Honorable William H. Alsup. Details on procedures prior to January 2019 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. On January 10, 2019, subsequent to the December 2018 trial and jury verdict concerning the ‘494 Patent, the parties filed and briefed Motions for Judgment as a Matter of Law (“JMOL”). On March 11, 2019, the Court denied Finjan’s motion for JMOL, a new trial, and certification for interlocutory appeal, and held Juniper’s renewed motion for JMOL in abeyance. A trial for Juniper’s equitable defenses, counterclaims, and Section 101 defense was set for July 29, 2019, but was subsequently vacated. On March 28, 2019, Juniper filed a Motion for Sanctions, and on March 29, 2019, Finjan filed a Rule 60(b) Motion for Relief from Judgment. Hearings on these motions were heard on May 9, 2019. On May 22, 2019, the Court issued an Order denying Finjan’s Rule 60(b) motion, and held in abeyance Juniper’s motion for sanctions. The second round of early summary judgment motions were briefed during February, March, and April, with a hearing on May 2, 2019. Finjan moved for summary judgment of infringement of Claim 1 of the ‘154 Patent, and Juniper moved for summary judgment of non-infringement of Claim 9 of the ‘780 Patent. On May 9, 2019 the Court denied Finjan’s motion, granted Juniper’s motion, issued an Order to Show Cause why summary judgment should not be granted regarding Claim 1 of the ‘154 Patent, and set a jury trial to commence on October 21, 2019. The parties filed responses to the Order to Show Cause, and filed respective replies to the same. On June 19, 2019, the Court entered the Fourth Amended Case Management Order setting a hearing on summary judgment motions for September 12, 2019, a hearing on Daubert motions for October 3, 2019, and a pretrial conference for October 9, 2019. A court-ordered settlement conference was held before U.S. Magistrate Judge Nathanael M. Cousins on July 9, 2019. On July 23, 2019, the Court issued an Order re the Order to Show Cause granting summary judgment of noninfringement of Claim 1 of the ‘154 Patent. On August 2, 2019, the parties filed a Joint Stipulation of Dismissal with Prejudice with respect to specific patents, claims, and counterclaims. On August 6, 2019, the Court issued an Order re Proposed Judgment, requesting the parties to jointly file a proposed judgment, and on August 8, 2019 the parties filed competing proposed judgments. On August 13, 2019, the Court entered Judgment in the case. On September 9, 2019, Finjan filed a Notice of Appeal to the Court of Appeals for the Federal Circuit (19-2405). Finjan’s Opening Brief is due December 18, 2019, Juniper’s Response on February 26, 2020, and Finjan’s Reply on March 18, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Zscaler, Inc., Case No. 3:17-cv-06946-JST (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Zscaler, Inc. (“Zscaler”) in the United States District Court for the Northern District of California on December 5, 2017, asserting that Zscaler is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 7,647,633; 8,677,494; and 7,975,305 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Zscaler’s Internet Access Bundles (including Professional, Business, and Transformation), Private Access Bundle (including Professional Business, and Enterprise), Zscaler Enforcement Node (“ZEN”), Secure Web Gateway, Cloud Firewall, Cloud Sandbox, and Cloud Architecture products and services. Finjan seeks entry of judgment that Zscaler has and continues to infringe the Asserted Patents, has and continues to induce infringement, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty, enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Jon S. Tigar. Zscaler filed its Answer and Counterclaims on February 12, 2018, and its Amended Answer and Counterclaims on March 19, 2018. On April 2, 2018, Finjan filed an Answer to Zscaler’s Counterclaim. On March 21, 2019, Zscaler filed a Motion to Stay the case, Finjan filed its Opposition on April 4, 2019, and Zscaler filed its Reply on April 11, 2019. The Court set a claim construction tutorial for May 14, 2019, and a claim construction hearing for May 28, 2019. A summary judgment hearing was scheduled for November 18, 2019. On May 1, 2019, the parties filed a Joint Stipulation of Dismissal with Prejudice pursuant to a confidential settlement agreement between the parties, which the Court granted on the same day.

Finjan, Inc. v. Trustwave Holdings, Inc., C.A. No. N18C-04-006 WCC-CCLD (Del. Super. Ct.)

Finjan filed a breach of contract lawsuit against Trustwave Holdings, Inc. (“Trustwave”) in the Superior Court of Delaware on April 4, 2018, asserting that Trustwave breached a patent licensing agreement with Finjan by failing to pay owed royalties, failing to comply with audit procedures as provided by that licensing agreement, and for failing to pay for that audit. Finjan seeks entry of judgment that Trustwave be ordered to pay damages due to the breach of the agreement and the cost of the audit, including interest, and that Finjan be awarded attorneys’ fees. This action is before the Honorable William C. Carpenter, Jr. Trustwave moved to dismiss the Complaint on June 8, 2018, and filed its opening brief on June 29, 2018. Finjan opposed the Motion to Dismiss on July 30, 2018, and Trustwave filed its Reply on August 13, 2018. A hearing on the Motion to Dismiss was heard on November 19, 2018. On February 11, 2019, Judge Carpenter issued an Order denying Trustwave’s Motion to Dismiss and permitting Finjan’s Breach of Contract suit to proceed. On February 19, 2019, Trustwave filed its Answer and Affirmative Defenses to Finjan’s Complaint. A schedule has not yet been set in the case. Discovery is ongoing. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Check Point et al., Case No. 3:18-cv-02621-WHO (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Check Point Software Technologies Inc. and Check Point Software Technologies Ltd. (collectively “Check Point”) in the United States District Court for the Northern District of California on May 3, 2018, asserting that Check Point is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,965,968; 7,418,731; 7,647,633; 8,079,086; 8,141,154; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Check Point’s Next Generation Firewall and Security Gateway products, Blade products, CloudGuard products, Endpoint Protection products, Advanced Threat Prevention products, Mobile Security products, ZoneAlarm products, Threat Intelligence products, Security Management and Policy Management products, ThreatCloud Managed Security Service products, Smart-1 Appliance products, products using SandBlast technology, and products utilizing the Gaia Operating System. Finjan seeks entry of judgment that Check Point has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable William H. Orrick. On July 16, 2018, Check Point Software Technologies Inc. filed its Answer. A case management conference was held on August 14, 2018. On August 15, 2018, the Court issued its Civil Pretrial Order setting a hearing for summary judgment motions on September 30, 2020, a pretrial conference on December 14, 2020, and a jury trial to commence on January 25, 2021. On November 21, 2018, Check Point Software Technologies Inc. filed its Amended Answer. On December 5, 2018, Finjan filed a Motion to Strike Check Point’s Affirmative Defenses of lack of standing for the ‘154 Patent, prosecution laches, and inequitable conduct for the ‘154 and ‘494 Patents. On January 8, 2019, Check Point Software Technologies Ltd. filed its answer and affirmative defenses. On January 25, 2019, the Court granted Finjan’s Motion to Strike Check Point’s Affirmative Defenses of lack of standing and prosecution laches with leave to amend its prosecution laches defense and denied the Motion to Strike with respect to inequitable conduct. On February 12, 2019, Check Point filed a Motion for Leave to Amend its Answer and Affirmative Defenses to include inequitable conduct defenses for the ‘086, ‘633, and ‘844 Patent, and unenforceability defense based on a terminal disclaimer filed for the ‘086 Patent. Finjan’s Opposition was filed on February 26, 2019, and Check Point’s Reply was filed on March 5, 2019. On April 2, 2019, the Court issued an Order granting Check Point’s Motion for Leave to Amend its Answer and Affirmative Defenses, and on April 3, 2019, Check Point filed its Second Amended Answer and Affirmative Defenses. On June 14, 2019, the Court rescheduled the claim construction hearing to September 16, 2019, later vacated that date, and has not yet set a new date. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Rapid7, Inc. et al., Case No. 1:18-cv-01519-MN (D. Del)

Finjan filed a patent infringement lawsuit against Rapid7, Inc. (“Rapid7”) in the United States District Court for the District of Delaware on October 1, 2018, asserting that Rapid7 is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,757,289; 7,613,918; 7,975,305; 8,079,086; 8,141,154; 8,225,408; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Rapid7’s InsightIDR, InsightVM (Nexpose), InsightAppSec, AppSpider, Metasploit and Komand technologies, including Rapid7 Insight Platform products. Finjan seeks entry of judgment that Rapid7 has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Maryellen Noreika. Pursuant to the Court’s scheduling orders, a claim construction hearing is set for January 15, 2020, and a second claim construction hearing on January 22, 2020. The deadline for dispositive and Daubert motions is August 7, 2020, a pretrial conference is set for February 8, 2021, and trial for February 22, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Fortinet, Inc., Case No. 3:18-cv-06555-JD (N.D. Cal.)
Finjan filed a patent infringement lawsuit against Fortinet, Inc. (“Fortinet”) in the United States District Court for the Northern District of California on October 26, 2018, asserting that Fortinet infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,965,968; 7,058,822; 7,418,731; 7,647,633; 7,975,305; 8,079,086; 8,225,408; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Fortinet’s FortiGate, FortiManager, FortiAnalyzer, FortiSiem, FortiSandbox, FortiMail, FortiWeb, FortiCache, and FortiClient technologies, including Fortinet Security Fabric products. Finjan seeks entry of judgment that Fortinet has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable James Donato. On December 17, 2018, the Court ordered Finjan to show cause in writing by December 27, 2018, as to why the case should not be stayed pending resolution of the other actions where overlapping patents are being actively litigated and permitted Fortinet to file a statement of its views by January 2, 2019. Fortinet’s Answer and Counterclaims were filed on December 19, 2018. On December 27, 2018, Finjan filed its Response to Order to Show Cause, opposing a stay, Fortinet filed its Response requesting a stay on January 2, 2019, and on January 3, 2019, the Court held a hearing regarding the stay. On January 7, 2019, the Court temporarily stayed the case until the next status conference, on February 21, 2019. At the February 21, 2019 status conference, and subsequently in its Minute Order dated February 25, 2019, the Court directed the parties to file by February 28, 2019, a joint statement identifying the patents and claims at issue and unique in the case. The Court has yet to decide if it will further stay the case pending resolution of other Finjan actions. On February 26, 2019, Finjan filed its answer to Fortinet’s counterclaims. On September 11, 2019, Finjan filed an updated status report, and Fortinet responded on September 13, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Qualys Inc., Case No. 4:18-cv-07229-YGR (N.D. Cal.)
Finjan filed a patent infringement lawsuit against Qualys Inc. (“Qualys”) in the United States District Court for the Northern District of California on November 29, 2018, asserting that Qualys infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 8,677,494; 7,975,305; 8,225,408; 6,965,968; 7,418,731; and 8,141,154 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Qualys’ products and services that utilize Vulnerability Management, Threat Protection, Continuous Monitoring, Indicators of Compromise, Container Security, Web App Firewall, Web App Scanning, and Compliance Monitoring, including Qualys Cloud Platform products. Finjan seeks entry of judgment that Qualys has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Yvonne Gonzalez Rogers. On January 23, 2019, Qualys filed its Answer and Counterclaims. On February 13, 2019, Finjan filed its Answer to Qualys’ Counterclaims. On March 6, 2019 Qualys filed its First Amended Answer and Counterclaims, and Finjan filed its Answer to Counterclaims on March 20, 2019. An initial case management conference was held on March 4, 2019. At that conference, the Court ordered Finjan to submit information identifying common asserted claims in other cases, as well as overlapping claim construction terms and definitions. Finjan filed its submission on March 15, 2019. On July 16, 2019, the Court issued an Order setting the claim construction hearing for May 1, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.
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

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of claims 1, 2, 5 and 13 of U.S. Patent No. 7,975,305 was filed on December 11, 2015 by Proofpoint, Inc. and assigned Reexamination Control Number 90/013,660. The request for reexamination was granted on January 19, 2016 and a non-final Office Action was mailed on April 12, 2016. A Response to the non-final Office Action was filed on June 13, 2016. A Final Action was mailed on August 24, 2016 with a Response due October 24, 2016. A Response to the Final Action was filed on October 24, 2016 and a second interview with the Patent Office was conducted. The Patent Office issued an Advisory Action maintaining the rejections. A Notice of Appeal was filed on November 11, 2016 and an Appeal Brief was filed on January 23, 2017. An Examiner’s Answer was mailed on March 29, 2017. Finjan’s Reply Brief and Request for Oral Hearing were filed on May 30, 2017. Oral Hearing was held December 12, 2017. On July 2, 2018 the Patent Trial and Appeal Board affirmed the Examiner in a 2-1 decision. A Notice of Appeal to the Federal Circuit was filed on September 4, 2018 (Case No. 18-2354). On December 21, 2018, Finjan filed its opening brief; on February 13, 2019, the appellee filed its responsive brief; and on March 20, 2019, Finjan filed its reply brief. Oral argument was heard on September 4, 2019. On September 6, 2019 the Federal Circuit issued a Judgment pursuant to Rule 36 affirming the Patent Office.

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

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
On July 3, 2015, April 19, 2016, and May 26, 2016, Symantec Corporation filed three (3) separate Petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01547; IPR2016-00919; IPR2016-01071). On September 25, 2015 and November 5, 2015, Palo Alto Networks Inc. filed two (2) separate Petitions for IPR of U.S. Patent No. 8,141,154 (IPR2015-01979; IPR2016-00151).

First, with respect to IPR2015-01547 filed on July 3, 2015 by Symantec, Finjan filed a POPR to the Petition on October 19, 2015, and the PTAB denied Symantec’s Petition to institute IPR proceedings on January 14, 2016. On February 16, 2016, Symantec filed a Request for Rehearing with respect to IPR2015-01547, and on February 25, 2016, the PTAB denied Symantec’s Request for Rehearing. On November 5, 2015, in IPR2016-00151, Palo Alto Networks filed a motion for joinder with IPR2015-01547, that the PTAB denied on April 20, 2016.

Next, in IPR2015-01979 filed on September 25, 2015 by Palo Alto Networks, Finjan filed a POPR to the Petition on December 29, 2015 and the PTAB granted institution of IPR proceedings on March 21, 2016. On April 5, 2016, Finjan filed a Partial Request for Rehearing, and on April 19, 2016, the PTAB denied Finjan’s Partial Request for Rehearing. Symantec moved to join its Petition in IPR2016-00919 with the Palo Alto Networks’ Petition in IPR2015-1979 on April 19, 2016. The PTAB

granted the motion for joinder on September 8, 2016, with the controlling case number being IPR2015-01979. On July 12, 2016, Finjan submitted a Patent Owner Response to the Petition. An oral hearing was held for IPR2015-01979 on December 15, 2016, and on March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. On April 14, 2017, Palo Alto Networks filed a Request for Rehearing. On May 19, 2017, the PTAB denied Palo Alto Networks’ Request for Rehearing.

Finally, regarding IPR2016-00151 filed on November 5, 2015 by Palo Alto Networks, Finjan filed a POPR on February 17, 2016, and on April 20, 2016, the PTAB instituted trial on claims 1-8, 10, and 11, denied institution on the remaining claims. On May 4, 2016, Finjan filed a Partial Request for Rehearing, and on June 2, 2016, the PTAB denied Finjan’s Request for Rehearing. Symantec moved to join its Petition in IPR2016-01071 with the Palo Alto Networks’ Petition in IPR2016-00151 on May 19, 2016, and the PTAB granted the motion for joinder on September 8, 2016, with the controlling case number being IPR2016-00151. On June 16, 2016, the parties filed a Joint Notice to Amend the Scheduling Order. On August 31, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition. An oral hearing was held for IPR2016-00151 on January 24, 2017, and on March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. On April 14, 2017, Palo Alto Networks filed a Request for Rehearing. On May 19, 2017, the PTAB denied Palo Alto Networks’ Request for Rehearing.

Palo Alto Networks and Symantec Corp. filed Notices of Appeals for IPR2015-01979/IPR2016-00919 and IPR2016-00151/IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case Nos. 17-2314 and 17-2315). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Networks and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 7, 2018, Symantec filed a Motion to Withdraw from appeal numbers 17-2314 and 17- 2315. On March 13, 2018, the Federal Circuit granted Symantec’s Motion to Withdraw. Oral argument was heard on June 6, 2018. On November 19, 2018, the Federal Circuit upheld the PTAB’s decision in IPR2015-01979 and vacated the PTAB’s decision in IPR2016-00151 and remanded the proceeding to be consistent with the Supreme Court’s decision in SAS Institute. On January 23, 2019, the PTAB modified its institution decision to include review of dependent claims 9 and 12. Petitioner’s Institution Opening Brief was filed on February 13, 2019, Patent Owner’s Response was filed on March 6, 2019, Petitioner’s Reply was filed on March 13, 2019, and Patent Owner’s Sur-reply was filed on March 20, 2019. Oral argument was heard on March 26, 2019. On May 15, 2019, the PTAB issued its Final Written Decision on Remand maintaining the validity of claims 1-12. On July 17, 2019, Palo Alto Networks filed a Notice of Appeal for IPR2016-00151 to the United States Court of Appeals for the Federal Circuit (Case No. 19-2151). Palo Alto Networks’ Opening Brief is due on November 27, 2019, Finjan’s Response Brief is due on January 6, 2020, and Palo Alto Networks’ Reply is due on January 27, 2020.

U.S. Patent No. 8,677,494 (Assignee, Finjan, Inc.)
On September 10, 2015, Symantec filed a Petition for IPR of U.S. Patent No. 8,677,494 (IPR2015-01892). Finjan filed a POPR to the Petition on December 28, 2015. On March 18, 2016, the PTAB granted Symantec’s Petition to institute the IPR proceeding on claims 1, 2, 5, 6, 10, 11, 14, and 15. On April 1, 2016, Finjan filed a Request for Rehearing. The PTAB denied the Request for Rehearing on May 23, 2016. On April 14, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,677,494 (IPR2016-00890), and a Motion for Joinder to Symantec Corp.’s Petition for IPR (IPR2015-01892). The PTAB granted Blue Coat’s Motion for Joinder. An oral hearing was held on December 16, 2016. On March 15, 2017, the PTAB issued a Final Written Decision maintaining the validity of claims 5, 10, 11, 14, and 15 and invalidating claims 1, 2, and 6.

On November 6, 2015, Palo Alto Networks Inc. filed a Petition for IPR of U.S. Patent No. 8,677,494 (IPR2016-00159). Finjan filed a POPR to the Petition on February 17, 2016. On May 13, 2016, the PTAB granted institution of IPR. On May 27, 2016, Finjan filed a Request for Rehearing, and on June 23, 2016 the PTAB denied Finjan’s Request for Rehearing. On June 10, 2016, Blue Coat Systems, Inc. filed a Petition for IPR of U.S. Patent No. 8,677,494 (IPR2016-01174), and a Motion for Joinder to Palo Alto Networks, Inc.’s Petition for IPR (IPR2016-00159). The PTAB granted Blue Coat’s Motion for Joinder. On June 27, 2016, the parties filed a Joint Notice to Amend the Scheduling Order. On August 12, 2016, Finjan filed its Patent Owner Response to Palo Alto Network’s Petition. An oral hearing was held on February 16, 2017. On April 11, 2017, the PTAB issued a Final Written Decision stating that claims 3 - 5 and 10 - 15 have not been shown to be unpatentable, and that claims 1, 2, and 6 have been shown to be unpatentable. Finjan filed a Request for Rehearing on May 11, 2017, and on July 17, 2017, the PTAB denied Finjan's request.

Symantec filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (“CAFC”) on May 16, 2017 from the Final Written Decision in IPR2015-01892, and on May 18, 2017, Finjan filed its Notice of Appeal to the CAFC (Case Nos. 17-2034 and 17-2047). Symantec and Blue Coat filed their Opening Appellant Brief on August 25, 2017. Palo Alto Networks and Blue Coat Systems LLC filed a Notice of Appeal from the Final Written Decision in IPR2016-00159 to the CAFC on September 14, 2017, and on September 28, 2017, Finjan filed its Notice of Appeal (Case Nos. 17-2543 and 17-2623).

The Federal Circuit consolidated the appeal with Case No. 17-2034. Palo Alto Networks and Blue Coat Systems filed their Opening Appellant Brief on December 29, 2017. Finjan filed its Cross-Appellant Principal and Response Brief on February 7, 2018. On March 8, 2018, Symantec and Blue Coat filed a Motion to Withdraw from appeal numbers 17-2034, 17-2047, 17-2543 and 17-2623. On March 13, 2018, the Federal Circuit granted Symantec and Blue Coat’s Motion to Withdraw and deconsolidated the appeal (dismissing Case No. 17-2034 and leaving consolidated Case No. 17-2543 as the lead case). On April 12, 2018, the Patent Office intervened in the appeal. Palo Alto Networks filed its Reply Brief on April 18, 2018. The Patent Office’s Reply Brief was filed on May 22, 2018, and Finjan’s Reply Brief was filed on June 5, 2018. Oral argument was heard on December 6, 2018. On July 2, 2019, the Federal Circuit issued an Opinion confirming the Final Written Decision of the PTAB maintaining the validity of claims 10, 11, and 15 and invalidating claims 1, 2, and 6.

U.S Patent No. 7,975,305 (Assignee, Finjan, Inc.)
On July 4, 2017, ESET, LLC and ESET SPOL S.R.O. filed a Petition for IPR of U.S. Patent No. 7,975,305 (IPR2017-01738). Finjan filed its POPR on November 3, 2017. On January 31, 2018, the PTAB instituted IPR on claims 1-25. Finjan’s Patent Owner Response was filed on August 21, 2018 and Petitioner’s Reply was filed on November 5, 2018. Oral argument was heard on December 3, 2018. On January 24, 2019, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. On March 25, 2019, Petitioner filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Case No. 19-1716). ESET filed its Opening Brief on September 6, 2019. Finjan’s Response Brief is due on November 15, 2019, and ESET’s Reply is due on December 6, 2019.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On December 22, 2017, Cisco Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (IPR2018-00391). Finjan’s POPR was filed on March 28, 2018. On June 5, 2018, the PTAB instituted IPR on claims 1, 4, 8, and 11-14. Finjan’s Patent Owner Response was filed on September 10, 2018, and Petitioner’s Reply was filed on December 10, 2018, and Finjan’s Sur-Reply was filed on January 30, 2019. Oral argument was heard on March 6, 2019. On May 23, 2019, the PTAB issued its Final Written Decision maintaining the validity of claim 14 and invalidating claims 1-4, 8, and 11-13. Finjan filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on June 27, 2019, and Cisco filed a Notice of Cross Appeal on July 1, 2019 (Case No. 19-2074). Finjan’s Opening Brief is due on November 8, 2019, Cisco’s Response Brief due on December 18, 2019, Finjan’s Reply is due on January 28, 2020 and Cisco's Reply Brief is due on February 18, 2020.

U.S. Patent No. 6,154,844 (Assignee, Finjan, Inc.)
On October 2, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 6,154,844 (IPR2019-00026). Finjan’s POPR was filed on January 11, 2019. On April 9, 2019, the PTAB instituted IPR on claims 1, 15, and 41. Finjan’s Patent Owner Response was filed on July 2, 2019, Petitioner’s Reply was filed on September 24, 2019, and Finjan’s Sur-Reply is due on November 5, 2019. Oral argument is scheduled for January 10, 2020.

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

U.S. Patent No. 7,418,731 (Assignee, Finjan, Inc.)
On July 26, 2019, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 7,418,731 (IPR2019-01403). Finjan’s POPR is due on November 22, 2019.

U.S. Patent No. 8,079,086 (Assignee, Finjan, Inc.)
On September 18, 2019, Unified Patents, Inc. filed a Petition for IPR of U.S. Patent No. 8,079,086 (IPR2019-01611). Finjan’s POPR is due on December 26, 2019.

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

NOTE 10 - INCOME TAX

The Company had a tax benefit of $0.4 million and $3.5 million for the three and nine months ended September 30, 2019, respectively and is comprised of a federal benefit of $0.6 million and $2.9 for the three and nine months ended September 30, 2019, respectively and a state expense of $0.2 million for the three months ended September 30, 2019 and a state benefit of $0.6 million for the nine months ended September 30, 2019. The computed effective tax rate for the three and nine months ended September 30, 2019, is approximately 28.00% and 25.00%, respectively. The Company had a tax benefit of $2.3 million for the three months ended September 30, 2018 and a tax expense of $11.1 million for the nine months ended September 30, 2018. These amounts are comprised of federal and state income tax for the activity in the period at the statutory rates. The computed effective tax rate was approximately 28.00%.

NOTE 11 - SUBSEQUENT EVENTS

The Company received $5.9 million on October 3, 2019 from the Mimecast agreement.

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

As of September 30, 2019, we had 9 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Industry Trends and Outlook

Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens. We have seen a number of devastating cybersecurity breaches targeting high profile government offices and corporations. The full extent of the cost and damage associated with these attacks are often hard to quantify. Nonetheless, these attacks are expected to continue, along with their associated and sometimes unprecedented costs. In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim by the breach of their personal and otherwise confidential data. These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including hardware and software.

Given our experience of over 20 years in the cybersecurity market we have had the benefit of actively participating in the progression on how technology has moved to meet the new threats and demands. We believe this puts us in a unique position to make observations and determine the best course of action in order to make investments in new developing technologies. There is still a limited appreciation for how much personal data is being pushed out over the internet for anyone to capture and unlike desktops and laptop computers, mobile devices do not have the same kind of access to security. We believe this represents a unique opportunity for Finjan to develop products for consumer mobile devices that were once only available to our enterprise customers. As such, we are using and building upon our current patented technology and migrating it into the mobile platform so consumers can have greater control of their security and personal information.

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

Future Growth Strategy

Our mission, for the foreseeable future, is to build a diversified company benefiting from historical investments in technology and patents while expanding into new product and service offerings. We believe our patented technologies continue to hold significant value and we intend to vigorously protect our investment, the value of our existing licensees’ investments, and the value that technology and intellectual property represents for our shareholders. We are pursuing and will continue to pursue our growth through the following strategies:

•Expand our IP Assets through Acquisitions and Strategic Partnerships - We intend to acquire and develop new patents, technologies or other business assets or companies and invest in intellectual property through strategic partnerships, acquisitions of technology-focused companies, IP portfolios or other assets and other initiatives. We aim to identify relevant security technologies and patents that have been, or are anticipated to be, widely adopted by third parties in connection with the manufacture or sale of products and services, and to which we can monetize (i.e., licensing or litigation) and other expertise. We may also broaden our technology and patent holdings by working with inventors and universities, acquiring technology companies, investing in research laboratories, start-ups, and by creating strategic partnerships with companies, large and small, seeking to effectively and efficiently monetize their technology and patent assets. Our experience with monetizing both technologies and patents may be considered valuable by potential acquisition candidates and strategic partners who may lack resources or know-how to effectively and efficiently generate a return for those investments.

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

•Develop and Expand Existing Patent Portfolio - We have obtained and continue our efforts to obtain new patents relating to security technologies through research and development and/or acquisition in the cybersecurity space.

•Continue to Demonstrate Best Practices in Pursuing Licensing Relationships and Enforcing our Patent Rights - In March 2014, we adopted Best Practices to demonstrate our commitment to ethical, transparent and consistent business practices for intellectual property licensing. We called upon and continue to promote industry-wide adoption of a set of best practices through leadership organizations such as the Licensing Executive Society (LES) that support technological advancements, investments in innovation, and continued job creation while protected by a robust patent system. In February of 2017, the American National Standards Institute or ANSI had approved LES' application to receive accreditation to become a Standards Development Organization or SDO. With this new endorsement and governance from ANSI, Finjan is moving to build industry consensus for IP and patent related matters in a number of disciplines.  We intend to continue pursuing a proactive campaign that adheres to our best practices guidelines while rigorously protecting our intellectual property rights. We have entered into preliminary discussions with numerous potential licensees in accordance with these Best Practices but acknowledge that it takes many discussions and many months for preliminary discussions to culminate in a license agreement, if at all.  While it is our preference to resolve our patent-related disputes through amicable business solutions, protecting the value of our patented technology is paramount.
•Invest in Internal Research & Development through Finjan Mobile - We continue to pursue internal research and development of security technologies that both relate to Finjan's existing patented inventions as well as new concepts to meet an ever-expanding market need.  Since we do not yet have sufficient internal personnel to engage in large-scale research and development, we currently operate this business with limited internal staff focused on strategy and market development while software development is completed under contract with external developers. Products currently available include our Finjan Mobile Secure Browser and a Virtual Private Network (VPN), recently re-branded as InvincBull, which can be used within the Finjan Browser or separately to encrypt data and keep consumers' information secure.

Finjan Mobile launched InvinciBull VPN in September of 2018. The new and improved VPN is available for use on Apple and Android mobile platforms and Mac and Windows desktop applications. The InvinciBull VPN sits in the VitalSecurity family of products and builds upon the incorporation of Finjan, Inc.'s, core security patented technology.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings Amended and Restated 2014 Incentive Compensation Plan (“Restated 2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance and on June 21, 2017, at our 2017 annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. Restated 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval, which represented an additional 1,385,366 shares as of January 1, 2018 and 1,378,432 shares as of January 1, 2019 (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). A total of 511,853 restricted stock units and 2,356,198 options remain outstanding as of September 30, 2019, under the Restated 2014 Plan. We expect that future equity-based awards will continue to be made under the Restated 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods. As of September 30, 2019, we have 2,820,870 shares available for issuance under the 2014 Plan.

We expect to increase the number of employees and consultants to help execute our strategy in the cybersecurity business and support our public company functions. Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical periods presented in our financial statements.

Results of Operations

Three and nine months ended September 30, 2019 compared with three and nine months ended September 30, 2018

	For Three Months ended September 30,				For Nine Months ended September 30,
	2019	2018	Change		2019	2018	Change
				%				%
	(In millions, except percentages)				(In millions, except percentages)
Revenue	$5.9	$—	$5.9	100%	$13.2	$82.3	$(69.1)	(84)%

Cost of revenues	1.0	—	1.0	100%	1.9	14.6	(12.7)	(87)%

Gross profit	4.9	—	4.9	100%	11.3	67.7	(56.4)	(83)%

Gross Margin	83%	—%			86%	82%

Operating expenses:
Research and development	0.5	0.8	(0.3)	(38)%	1.5	1.8	(0.3)	(17)%
Selling, general and administrative (1)	7.5	7.9	(0.4)	(5)%	24.1	22.1	2.0	9%
Total operating expenses	8.0	8.7	(0.7)	(8)%	25.6	23.9	1.7	7%
Income (loss) from operations	(3.1)	(8.7)	5.6	(64)%	(14.3)	43.8	(58.1)	(133)%

Other income (expense)
Change in fair value of warrant liability	—	(1.0)	1.0	(100)%	—	(3.4)	3.4	(100)%
Interest and other income (expense), net	0.1	(0.1)	0.2	(200)%	0.3	(0.6)	0.9	(150)%
Income (loss) before income taxes	(3.0)	(9.8)	6.8	(69)%	(14.0)	39.8	(53.8)	(135)%

Provision (benefit) for income taxes	(0.4)	(2.2)	1.8	(82)%	(3.5)	11.1	(14.6)	(132)%

Net income (loss)	$(2.6)	$(7.6)	$5.0	(66)%	$(10.5)	$28.7	$(39.2)	(137)%

(1) Includes stock based compensation	$0.2	$0.5	$(0.3)	(60)%	$0.7	$1.2	$(0.5)	(42)%

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

Selling, general and administrative expenses (“SG&A”) are largely related to litigation, personnel and amortization of the IBM patents. Litigation expenses were $4.6 million and $5.0 million for the three months ended September 30, 2019 and 2018, a decrease of $0.4 million, and $14.8 million and $10.4 million for the nine months ended September 30, 2019 and 2018, an increase of $4.4 million. These costs are primarily due to the timing of various outstanding actions as described in "Note 9 - Litigation, claims and assessments". Personnel expenses were $1.0 million and $1.1 million for the three months ended September 30, 2019 and 2018, a decrease of $0.1 million, and $3.5 million and $6.1 million for the nine months ended September 30, 2019 and 2018, a decrease of $2.6 million. The 2018 nine month personnel expense is primarily due to incentive bonuses that were awarded during the period.

We had a tax benefit for income taxes of $0.4 million and $3.5 million for the three and nine months ended September 30, 2019, compared to a tax benefit of $2.2 million and a tax provision of $11.1 million for the three and nine months ended September 30, 2018, which is tied to the net income (loss) recognized in the periods.

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

In addition:

•On November 21, 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies, of which $1.1 million of the commitment remains unfunded as of September 30, 2019. The fund can make a call on our remaining commitment at any time.  We expect to make payments to honor this commitment if and when capital calls are made by the fund. We have sufficient cash on hand to fund such obligations.

•On April 21, 2017, we entered into a $3.9 million agreement with Avira, Inc., to provide services to support our VPN Platform effective July 1, 2017, payable over 3 years in quarterly payments of $0.3 million. As of September 30, 2019, the Company has a $1.0 million contractual obligation due over the next 3 quarters.

•We entered into a $8.5 million Patent Assignment and Support Agreement with IBM effective August 24, 2017. As of September 30, 2019, the Company has a $4.0 million obligation due over the next 2 years, with final payment due August 24, 2021.

•On July 19, 2018, we entered into a lease for our corporate headquarters office in East Palo Alto, California. Under the terms of the lease, we owe minimum lease obligations of $3.7 million over 57 months. As of September 30, 2019, we have an outstanding obligation of $2.4 million.

The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

Our cash, cash equivalents and short term investments are as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Cash & cash equivalents	$16.4	$32.0
Short term investments	$17.2	$11.3
	$33.6	$43.3

Based on current forecasts, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital for the next 12 months from the date of filing of this quarterly report.

	Nine Months ended September 30,
	2019	2018
	(in millions)
Net cash provided by (used in) operating activities	$(8.8)	$33.6

Net cash used in investing activities	$(6.8)	$(1.9)

Net cash used in financing activities	$—	$(21.7)

Cash flows from operating activities:

Net cash used by our operating activities of $8.8 million during the nine months ended September 30, 2019, is primarily due to our net loss of $10.6 million, $3.5 million of net change in deferred income tax assets and $0.2 million of amortization of discount and premium on investments, less $2.9 million of net change in operating assets and liabilities, $1.9 million in depreciation and amortization and non-cash lease expense and $0.7 million of stock-based compensation.

Net cash provided by our operating activities of $33.6 million during the nine months ended September 30, 2018 is primarily due to net income of $28.6 million, $1.3 million in depreciation and amortization, a $3.4 million loss from change in warrant liability and $1.2 million of stock-based compensation, offset by approximately $0.9 million of net change in operating assets and liabilities.

Cash used in investing activities:

During the nine months ended September 30, 2019, net cash used in investing activities of $6.8 million was related to the $19.2 million purchases of marketable securities, $0.7 million was related to the purchase of additional investment in accordance with commitment to the JVP fund and $0.4 million was related to the purchase of leasehold improvements, offset by $13.5 million in redemptions of marketable securities.

During the nine months ended September 30, 2018, net cash used in investing activities of $1.9 million was related to a $1.0 million investment under the IBM Patent Purchase Agreement and a $0.9 million was related to the purchase of additional investment in accordance with commitment to the JVP fund.

Cash used in financing activities:

During the nine months ended September 30, 2019, we had no financing activity.

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

On October 3, 2019, the Company received $5.9 million from the Mimecast agreement.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents and short term investments. Our cash and cash equivalents and short term investments as of September 30, 2019, totaled $33.6 million and consisted primarily of cash and money market funds with maturities of twelve months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Philip Hartstein, and our Chief Financial Officer and Treasurer, Jevan Anderson, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2019, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. As of September 30, 2019, the Company had a remaining authorization of $8.0 million for future share repurchases.

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

Dated:  November 6, 2019

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Jevan Anderson
Jevan Anderson
Chief Financial Officer and Treasurer (Principal Financial Officer)