Form 10-K
period 2019-12-31
FINJAN HOLDINGS, INC.
filed 2020-03-04
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K
___________
Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2019

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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.0001 per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, there were 27,610,520 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. Of these, 21,390,164 shares were held by non-affiliates of the registrant. The market value of securities held by non-affiliates was $47,486,164 as of June 30, 2019, based on the closing price of $2.22 for the registrant’s common stock on June 30, 2019.
As of March 2, 2020, there were 27,685,554 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

During the years ended December 31, 2019, 2018 and 2017, we generated revenue from our cybersecurity business of approximately $13.2 million, $82.3 million and $50.5 million, respectively.

During the year ended December 31, 2019, our net loss was approximately $16.5 million, and during the years ended December 31, 2018 and 2017 our net income was approximately $20.7 million and $22.8 million, respectively.

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

In November 2013, Finjan Holdings made a commitment to invest in an innovation fund focused on new cybersecurity technologies. The Company committed $5 million as a strategic limited partner to a fund managed by Jerusalem Venture Partners ("JVP"). JVP’s newly created Cyber Strategic Partners Fund VII was co-invested by the Company and three other multi-national companies. In June 2015, the Company received $1.3 million in distribution from JVP. In December 2019, the Company sold its investment interest in JVP.

In March 2015, the non-compete and confidentiality provisions related to the M86 and Trustwave transactions expired. Within three months, the Company announced it was entering mobile security application development and launching an advisory services business. Today the Company operates its mobile security business through its subsidiary Finjan Mobile. The company closed its advisory services, CybeRisk in 2018.

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

Our Licensing Best Practices include seven actionable elements:

•Ensure focused licensing and enforcement programs pursue the provider of the patented technology and not its customers, consumers or end users.

•Conduct reasonable diligence to determine a patent's enforceability and use with respect to prospective licensees and make that information available to them.

•Respect procedural rights and judicial efficiency in the courts and in the prosecution and protection of IP behind the innovation.

•Be transparent with the intent in each discussion and articulate the cause and effect scenarios which would prompt a shift in communication and an escalation of each discussion.

•Provide useful facts to prospective licensees and defendants to foster productive business discussions early and often to aid in informed decision-making.

•Offer fair value licenses or settlements based on legitimate factors and considerations.

•Commit to keeping lines of communications open between the patent owner and prospective licensee to preserve a path for the parties to find an amicable solution or resolution for their respective businesses.

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

During 2014, Finjan entered into a license agreement:

•With a confidential third party against whom Finjan had filed a patent infringement lawsuit in the Northern District of California, in settlement of such suit. Pursuant to this agreement, the parties mutually agreed to dismiss the infringement litigation, and each party gave the other a general release for all claims that it might have against the other, known or unknown, based on the actions of either party on or before the date of the settlement.  Under the license agreement, the third party paid Finjan a license fee of $8 million in cash.

During 2015, Finjan entered into three license agreements:

•A Confidential Asset Purchase and Patent License Agreement, with F-Secure Corporation, a company incorporated in Finland (“F-Secure”). In the agreement F-Secure assigned to Finjan two patents, U.S. Patent Nos. 8,474,048 and 7,769,991, including among other things, all progeny applications or patents, foreign counterparts and reissues (the “F-Secure Patents”) and paid Finjan a license fee of $1.0 million in cash.

•A license agreement with Avast Software s.r.o., a company organized under the laws of the Czech Republic ("Avast") entered into a Confidential Patent License, Settlement and Release Agreement, under which Avast licenses from Finjan a worldwide, fully-paid up, non-exclusive, perpetual, irrevocable license under the identified Finjan patents and related patent rights to use, make, have made, sell, offer to sell, import, export, and/or otherwise distribute Avast covered products through multiple tiers of distribution. In consideration of the agreement, Avast paid Finjan $2.975 million in cash.

•A Confidential Patent License, Settlement and Release Agreement with a network security company ("Licensee") under which Licensee received from Finjan a worldwide, non-exclusive, irrevocable license under the identified Finjan patents and related patent rights to use, make, have made, sell, offer to sell, import and otherwise dispose of any and all Licensee products or services, alone or in combination with other Licensee products and services. In consideration for the license, Licensee paid Finjan $3.65 million in cash.

During 2016, Finjan entered into three license agreements:

•A Confidential Patent License, Settlement and Release Agreement (“June 2016 License”) with Proofpoint, Inc. (“Proofpoint”) and Armorize Technologies, Inc. In consideration of the June 2016 License, Proofpoint paid Finjan $10.9 million in cash. Certain portions of the June 2016 License are subject to Confidential Treatment pursuant to a Confidential Treatment request filed with the Securities and Exchange Commission (“SEC”).

•A Confidential Patent License Agreement (the “June 30, 2016 License”) with a European cloud-based network security firm (the “2016 European Licensee”). In consideration of the June 30, 2016 License, the European Licensee paid Finjan $565,000 in cash.

•A Confidential Patent License Agreement (the “December 2016 License”) with F5 Networks, Inc. (“F5”). Pursuant to the December 2016 License, F5 paid a license of $4.0 million in cash. In exchange for the foregoing and other valuable consideration, Finjan agreed to, subject to certain restrictions, limits and other conditions, grant F5 a nonexclusive, irrevocable, worldwide paid-up license under Finjan’s patents as specified in the December 2016 License.
During 2017, Finjan entered into five license agreements:

•A Confidential Patent License Agreement (the “Veracode Agreement”) with Veracode, Inc., a Delaware corporation (“Veracode”).  Pursuant to the Veracode Agreement, Veracode obtained a license to the Finjan patent portfolio and paid a license fee of $2.0 million in cash. Such license does not grant Veracode any right to transfer, sublicense or grant any rights under the Veracode Agreement to a third party except as specifically provided under the Veracode Agreement.  Such license also has certain provisions relating to certain unlicensed products of any company that acquires Veracode, or is acquired by Veracode or its affiliates, in which case additional license fees may apply. The specific terms of the Veracode Agreement are confidential.

•Subsequent to the Avast license agreement entered into during 2015, in March 2017, Finjan and Avast entered into an amendment to the license agreement whereupon Finjan dismissed its breach of contract and patent infringement claims against Avast and AVG with prejudice. Pursuant to the amendment, Avast paid Finjan $7.745 million in cash.

•A Confidential Agreement with Sophos and certain of its affiliated companies providing for full releases by the parties and covenant not to sue and a Confidential Patent License Agreement between Finjan and Sophos Limited where Sophos Limited and its affiliates obtained a fully paid up license to the Finjan patent portfolio for a license fee of $15.0 million in cash. Additionally, Finjan Mobile entered into a Confidential Patent Cross License Agreement with Sophos Limited pursuant to which the parties granted patent cross licenses in which Sophos paid Finjan Mobile $2.5 million in cash.

•A Confidential Patent License Agreement (the “EU Agreement”) with a European corporation ("EU Licensee"). Pursuant to the EU Agreement, EU Licensee obtained a license to our patent portfolio and paid Finjan $4.9 million cash. Such license also has certain provisions relating to certain unlicensed products of any company that acquires EU Licensee, or is acquired by EU Licensee or its affiliates, in which case additional license fees may apply. The specific terms of the EU Agreement are confidential.

•A Confidential Patent License and Settlement Agreement (the “Finjan License”) with FireEye, Inc. whereby the companies resolved all pending litigation matters and together with a contemporaneous license agreement from FireEye to Finjan and its affiliates (the “FireEye License” and collectively with the Finjan License, the “Agreements”), the parties granted each other cross-licenses going forward. Under the terms of the Finjan License, FireEye agreed to pay Finjan $17.5 million in license fees, detailed as follows: (a) $12.5 million in cash, and (b) $5.0 million offset by $5 million in license fees from Finjan to FireEye under the FireEye License, granting a perpetual license for the use of FireEye's patents. The FireEye License was determined not to be an intangible asset since it had no defined future benefit.  Therefore, the FireEye License was expensed under SG&A.

During 2018, Finjan entered into three license agreements:

•Finjan and collectively with the Company and its affiliated companies, (the “Finjan Parties”), announced that the Finjan Parties and the Symantec Corporation (“Symantec”) and its subsidiary, Blue Coat Systems, LLC (“Blue Coat”) (collectively, the “Symantec Parties”) entered into a Confidential Patent License and Settlement Agreement (the “License and Settlement Agreement”) effective February 28, 2018. Specifically, the parties have resolved and settled all claims between them. As part of the settlement, the Symantec Parties obtained a license to, among others, the Finjan patents and paid the Finjan Parties $65.0 million in cash. Further, if Symantec acquires certain entities within four years from February 28, 2018, the Symantec Parties will pay additional license fees of up to $45.0 million to the Finjan Parties, unless otherwise mutually agreed to by the Company and Symantec. The remaining terms of the License and Settlement Agreement are confidential.

•A Confidential Patent License and Settlement Agreement (the “2018 Finjan License”) with Carbon Black, Inc., a Delaware corporation (“Carbon Black”), whereby the companies have resolved all pending litigation matters. In addition, Finjan Mobile, a wholly-owned subsidiary of the Company and Carbon Black have entered into a separate Confidential Patent Cross License Agreement (the “Cross License”), which serves to ensure the parties’ freedom to operate under the other’s patent portfolio. The terms of each agreement are confidential. Under the terms of the 2018 Finjan License, Carbon Black paid Finjan $3.9 million in license fees. Further, upon acquisition of Carbon Black or acquisitions by Carbon Black, additional one-time license fees will be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition.

•A Confidential Patent License Agreement (the “June 2018 License Agreement”) with Trend Micro Incorporated (K.K.), a Japanese corporation (“Trend Micro Japan”) and Trend Micro, Inc., a California corporation (“Trend Micro U.S. and collectively with Trend Micro Japan, the “Trend Micro Parties”). The June 2018 License Agreement provides that the Trend Micro Parties obtained a license to, among others, the Finjan patents and paid the Finjan parties $13.4 million in cash. Further, upon acquisition by the Trend Micro Parties of certain entities, the Trend Micro Parties will pay additional license fees to Finjan, unless otherwise mutually agreed to by the Company and the Trend Micro

Parties. Further, the June 2018 License Agreement has additional provisions relating to certain unlicensed products of any company that acquires a Trend Micro Party, in which case additional license fees may apply. The parties also entered into related agreements with respect to their respective patents, including the transfer of 18 select issued security-related patent assets from the Trend Micro Parties to the Finjan Parties. In accordance with ASC-845-10-30, the Company determined that the acquired assets are non-monetary with no defined future benefit, resulting in the conclusion that they are not assets. The remaining terms of the June 2018 License Agreement are confidential.

During 2019, Finjan entered into two license agreements:

•The Company entered into a Confidential Patent License Agreement (collectively, the “Mimecast License Agreements”) with Mimecast Limited ("Mimecast"). In addition, to achieve global patent peace between the companies, the Company and Mimecast and Mimecast North America, Inc. have entered into mutual covenants not to sue for a certain number of years, among other terms (the “Letter Agreement”). As part of the Mimecast License Agreements, Mimecast and its licensed affiliates (the “Mimecast Parties”) obtained a license to, among others, the patents of Finjan, Finjan Mobile, and Finjan Blue, and paid Finjan $5.9 million in cash. The remaining terms of the Mimecast License Agreements and the Letter Agreement are confidential.

•The Company and Zscaler, Inc. (“Zscaler”) entered into a Confidential Patent License and Settlement Agreement (the “License and Settlement Agreement”). Specifically, the parties have resolved and settled all claims between them. As part of the settlement and pursuant to the License and Settlement Agreement and related agreements, Zscaler and its licensed affiliates (the “Zscaler Parties”) obtained a license to, among others, the patents of Finjan, Finjan Mobile, Inc., and Finjan Blue, Inc. (collectively with the Company, the “Finjan Parties”) and paid Finjan $7.25 million in cash. Further, upon acquisition of Zscaler or acquisitions by Zscaler, additional one-time license fees may be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition. The License and Settlement Agreement and related agreements also contained mutual covenants not to sue and mutual releases, among other terms. The remaining terms of the License and Settlement Agreement and related agreements are confidential.

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

Through Finjan Blue, we entered into a Patent Assignment and Support Agreement with International Business Machines Corporation, a New York corporation (“IBM”), effective August 24, 2017 ("Patent Assignment Agreement"). Pursuant to the Patent Assignment Agreement, Finjan Blue acquired 41 select issued and pending IBM patents in the security sector in exchange for $8.5 million cash, payable as follows: (i) $2.0 million which was paid upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years, with a final payment due August 24, 2021. IBM will support Finjan Blue in its development and licensing of the IBM Security Patents and provide assistance for such efforts as needed for the term of the Agreement and Finjan Blue will reimburse IBM for reasonable time and out of pocket costs for such assistance, however IBM will not receive further proceeds from such efforts. IBM has reservation of rights with respect to the IBM Security Patents for its current licensees and open source initiatives. Finjan Blue and IBM also agreed to explore further development and licensing opportunities.

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

•Develop and Expand Existing Patent Portfolio - We have obtained and continue our efforts to obtain new patents relating to security technologies through research and development and/or acquisitions.

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

•Invest in Internal Research & Development through Finjan Mobile - We continue to pursue internal research and development of security technologies that both relate to Finjan's existing patented inventions as well as new concepts to meet an ever-expanding market need.  Since we do not yet have sufficient internal personnel to engage in large-scale research and development, we currently operate this business with limited internal staff focused on strategy and market development while software development is completed under contract with external developers. Products currently available include our Finjan Mobile Secure Browser and a Virtual Private Network (VPN), re-branded as InvinciBull, which can be used within the Finjan Browser or separately to encrypt data and keep consumers secure.

Finjan Mobile released InvinciBull VPN in the latter part of 2018. The VPN is available for use on Apple and Android mobile platforms and Mac and Windows desktop applications. The InvinciBull VPN sits in the VitalSecurity family of products and builds upon the incorporation of Finjan's core security patented technology.

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

Patented Technologies

Through Finjan and Finjan Blue, we currently have 32 and 92 issued U.S. patents, respectively, Finjan has 39 international issued patents and Finjan Mobile has 6 issued U.S. patents. Finjan also has 1 U.S. patent application pending, as of the date of this report. Although we may, from time to time, focus on monetizing certain of these patents, we consider all of our patents to be “core” patents for our business.

The following tables set forth a brief description of issued and pending U.S. patents, including their respective titles:

FINJAN'S ISSUED U.S. PATENTS

U.S. Patent No.	Title
6,092,194 *	System and Method for Protecting a Computer and a Network from Hostile Downloadables
6,154,844 *	System and Method for Attaching a Downloadable Security Profile to a Downloadable
6,167,520*	System and Method for Protecting A Client During Runtime from Hostile Downloadables
6,480,962*	System and Method for Protecting A Client During Runtime from Hostile Downloadables
6,804,780 *	System and Method for Protecting a Computer and a Network from Hostile Downloadables
6,965,968	Policy-Based Caching
7,058,822	Malicious Mobile Code Runtime Monitoring System and Methods
7,418,731	Method and System for Caching at Secure Gateways
7,613,918 *	System and Method for Enforcing a Security Context on a Downloadable
7,613,926 *	Method and System for Protecting a Computer and a Network from Hostile Downloadables
7,647,633	Malicious Mobile Code Runtime Monitoring System and Methods
7,756,996	Embedding Management Data Within HTTP Messages
7,757,289	System and Method for Inspecting Dynamically Generated Executable Code
7,769,991	Automatically Executing an Anti-Virus Application on a Mobile Communication Device
7,930,299	System and Method for Appending Security Information to Search Engine Results
7,975,305	Method and System for Adaptive Rule-Based Content Scanners for Desktop Computers
8,015,182	System and Method for Appending Security Information to Search Engine Results
8,079,086 *	Malicious Mobile Code Runtime Monitoring System and Methods
8,087,079	Byte-Distribution Analysis of File Security
8,141,154	System and Method for Inspecting Dynamically Generated Executable Code
8,225,408	Method and System for Adaptive Rule-Based Content Scanners
8,474,048	Website Content Regulation
8,566,580	Splitting an SSL Connection Between Gateways
8,677,494 *	Malicious Mobile Code Runtime Monitoring System and Methods
9,141,786 *	Malicious Mobile Code Runtime Monitoring System and Methods
9,189,621 *	Malicious Mobile Code Runtime Monitoring System and Methods
9,219,755 *	Malicious Mobile Code Runtime Monitoring System and Methods
9,294,493	Computer Security Method and System with Input Parameter Validation
9,444,844*	Malicious Mobile Code Runtime Monitoring System and Methods
9,525,680	Splitting an SSL Connection Between Gateways
9,800,553	Splitting an SSL Connection Between Gateways
* Indicates that such patent has expired.

FINJAN'S PENDING U.S. PATENT APPLICATIONS

Application No.	Title
15/708,719	Splitting an SSL Connection Between Gateways

FINJAN BLUE'S ISSUED U.S. PATENTS

U.S. Patent No.	Title
6,199,204*	Distribution of Software Updates via a Computer Network
6,202,207*	Method and a Mechanism for Synchronized Updating of Interoperating Software
6,314,428*	Method and Apparatus for Application Management in Computer Networks
6,584,569	System for Determining Web Application Vulnerabilities
6,779,021	Method and System for Predicting and Managing Undesirable Electronic Mail
6,785,732	Web Server Apparatus and Method for Virus Checking
6,826,716	Test Programs for Enterprise Web Applications

6,907,531	Method and Systems for Identifying, Fixing and Updating Security Vulnerabilities
7,084,760	System, Method and Program Product for Managing an Intrusion Detection System
7,140,041	Detecting Dissemination of Malicious Programs
7,177,937	Web Server Apparatus And Method For Virus Checking
7,237,265	System for Determining Web Application Vulnerabilities
7,340,776	Method and System for Configuring And Scheduling Security Audits of a Computer Network
7,346,929	Method and Apparatus for Auditing Network Security
7,437,760	Antiviral Network System
7,475,427	Apparatus, Methods and Computer Programs for Identifying or Managing Vulnerabilities Within a Data Processing Network
7,487,543	Method and Apparatus For The Automatic Determination of Potentially Worm-Like Behavior of a Program
7,490,354	Virus Detection in a Network
7,739,739	Antiviral Network System
7,770,225	Method and Apparatus for Auditing Network Security
7,779,474	Virus Detection in a Network
7,895,340	Web Server Apparatus and Method for Virus Checking
7,945,957	Antiviral Network System
7,996,905	Method and Apparatus for the Automatic Determination of Potentially Worm-Like Behavior of a Program
8,006,289	Method And System For Extending Authentication Methods
8,261,354	System, Method and Program Product for Dynamically Performing an Audit and Security Compliance Validation in an Operating Environment
8,381,242	Static Analysis for Verification of Software Program Access to Secure Resources for Computer Systems
8,458,793	Methods, Computer Program Products and Data Structures for Intrusion Detection, Intrusion Response and Vulnerability Remediation Across Target Computer Systems
8,495,357	Data Security Policy Enforcement
8,510,842	Pinpointing Security Vulnerabilities in Computer Software Applications
8,572,750	Web Application Exploit Mitigation in an Information Technology Environment
8,640,252	Obfuscating Entry of Sensitive Information
8,646,086	Image Vulnerability Repair in a Networked Computing Environment
8,683,599	Static Analysis for Verification of Software Program Access to Secure Resources for Computer Systems
8,694,786	Virtual Machine Images Encryption Using Trusted Computing Group Sealing
8,695,098	Detecting Security Vulnerabilities in Web Applications
8,752,182	Pinpointing Security Vulnerabilities in Computer Software Applications
8,782,351	Protecting Memory of a Virtual Guest
8,788,763	Protecting Memory of a Virtual Guest
8,793,800	Static Analysis for Verification of Software Program Access to Secure Resources for Computer Systems
8,800,047	System, Method and Program Product for Dynamically Performing an Audit and Security Compliance Validation in an Operating Environment
8,910,291	Black-Box Testing of Web Applications with Client-Side Code Evaluation
8,935,794	Verifying Applications Security Vulnerabilities
8,943,599	Certifying Server Side Web Applications Against Security Vulnerabilities
8,949,995	Certifying Server Side Web Applications Against Security Vulnerabilities
8,955,094	User Session Management for Web Applications
8,984,642	Detecting Security Vulnerabilities in Web Applications
9,003,480	Classifying Files on a Mobile Computer Device
9,032,528	Black-Box Testing of Web Applications With Client-Side Code Evaluation
9,032,529	Detecting Vulnerabilities in Web Applications

9,094,446	Image Vulnerability Repair in a Networked Computing Environment
9,124,624	Detecting Vulnerabilities in Web Applications
9,160,756	Method and Apparatus for Protecting Markup Language Document Against Cross-Site Scripting Attack
9,160,762	Verifying Applications Security Vulnerabilities
9,172,717	Security-Aware Admission Control of Requests in a Distributed System
9,189,625	Data Management of Potentially Malicious Content
9,231,970	Security-Aware Admission Control of Requests in a Distributed System
9,256,511	Computer Software Application Self-Testing
9,264,443	Browser Based Method of Assessing Web Application Vulnerability
9,271,146	Mobile Privacy Information Proxy
9,317,697	Processing of Restricted Access Data
9,460,291	Detecting Stored Cross-Site Scripting Vulnerabilities in Web Applications
9,471,787	Detecting Stored Cross-Site Scripting Vulnerabilities in Web Applications
9,497,209	Image Vulnerability Repair in a Networked Computing Environment
9,530,016	Using Source Taint Analysis to Reduce False Positives in an Advanced Persistent Threat (Apt) Protection Solution
9,536,085	Data Management of Potentially Malicious Content
9,544,327	Prioritizing Security Findings in a SAS Tool Based on Historical Security Analysis
9,679,159	Mobile Privacy Information Proxy
9,762,606	Image Vulnerability Repair in a Networked Computing Environment
9,838,412	Computer Software Application Self-Testing
9,876,816	Detecting Stored Cross-Site Scripting Vulnerabilities in Web Applications
9,882,926	Detecting Stored Cross-Site Scripting Vulnerabilities in Web Applications
10,552,603	Malicious Mobile Code Runtime Monitoring System and Methods
* Indicates that such patent has expired.

FINJAN MOBILE'S ISSUED U.S. PATENTS

U.S. Patent No.	Title
9,554,279	Authorized Areas Of Authentication
9,749,867	Authorized Areas Of Authentication
10,003,975	Authorized Areas Of Authentication
10,069,858	Secure And Private Mobile Web Browser
10,091,214	Malware Warning
10,303,898	Detection and Blocking of Web Trackers for Mobile Browsers

Employees

As of December 31, 2019, we had 9 full-time employees, on a consolidated basis and across all of our business lines.  We have budgeted to hire additional full-time employees (not including additional consultants or independent contractors) in the near future to expand our licensing and enforcement. Personnel in our licensing and enforcement business are responsible for the execution of our licensing and enforcement strategy, including analyzing licensing opportunities and enforcement requirements, making tactical decisions related to our strategy, identifying new applications for our existing technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions. Although our management dictates and controls our overall litigation strategy for each case we litigate (or settle), we use outside legal counsel to execute certain aspects of our strategies. We also use consultants, including Finjan’s founder and former Chief Technology Officer, Shlomo Touboul, to assess opportunities related to our technologies and additional technologies we may pursue in the future. We also expect to hire additional full-time employees into Finjan Blue to support our development and licensing efforts of the patents obtained through our Patent Assignment Agreement and our mobile security business, operated through our subsidiary Finjan Mobile.

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

We derive substantially all of our income from a relatively small number of patented technologies. As of December 31, 2019, our assets consisted primarily of Finjan's 32 U.S. and 39 international patents, Finjan Blue’s 92 patents acquired from IBM and Finjan Mobile's 6 patents. Finjan’s current U.S. issued patents began expiring in 2017, and we currently have 1 U.S. patent application pending as of the date of the filing of this Annual Report on Form 10-K. As new technological advances occur, many of the patented technologies we own through Finjan may become obsolete before they are completely monetized. The monetization of our patented technologies through Finjan Blue has been limited to date. There can be no certainty that we will be able to monetize our Finjan Blue patents sufficiently to recoup the cost of acquiring such patents. If we are unable to monetize our current patent assets for any reason, including obsolescence of our technologies, the expiration of our patents, or challenges to the enforceability of our patents through patent office ex parte re-examination or Inter Partes Reviews ("IPRs") or any other reason, our business and prospects would be materially harmed.

We have a history of significant cash needs and this may increase in the future.

As of December 31, 2019, we had approximately $36.1 million in cash and cash equivalents and short-term investments and working capital of $29.0 million. We reported a net loss for the year ended December 31, 2019 of $16.5 million. Although we reported net income for the years ended December 31, 2018 and 2017, we expect to continue incurring significant legal and other selling, general and administrative expenses in connection with our operations. We believe, however, that our existing revenue opportunities, balances of cash and cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for the next twelve months from the date of filing this annual report. Such belief is based on current forecasts and assumptions regarding licensing of our technology, which are currently at various stages of negotiation (which may not be successfully completed), our emerging business, as well as other financing and revenue sources. We may not be successful in finalizing such licensing efforts and even if successful, may need to raise additional capital in order to provide sufficient funds to support and grow our business.

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

Generally, the grounds on which a petition for IPR is granted is whether the claimed invention is patentable strictly in light of prior art consisting of patents or printed publications. The petitioner must demonstrate that there is a reasonable likelihood that he/she/it will prevail as to at least one of the patent claims challenged to trigger the IPR.  The PTAB decides on petitions and can reject them if the prior art is the same or substantially the same prior art or arguments previously presented to the USPTO.  If the petition is granted, an IPR is statutorily required to be completed within one year of institution, which is extendable for up to six months for good cause.  Unlike reexaminations, the third party petitioner may stay involved in the proceedings.  IPRs are handled at the outset by the PTAB and do not go through the CRU of the USPTO.  Final decisions of the PTAB are immediately appealable to the CAFC, either by the patent owner or the third party. It is becoming a trend, if not a practice, for accused infringers to petition for reexaminations or IPRs of asserted patents as these proceedings may give the petitioner “two bites at the apple”.  Parties to our enforcement actions may initiate IPRs with respect to our patents in the future.  Although we believe our patents are patentable in light of prior art, these proceedings unpredictable. The outcome can range from decisions favorable to the patent holder, favorable to both parties, or favorable to the petitioner. If the outcome is the latter, the value of the challenged patent can be materially reduced or extinguished.

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

If we believe a third party is infringing one or more of our patents and refuses to obtain a license to use our patented technologies, we may be compelled to commence legal or administrative action against those third parties. For example, due to the breakdown in licensing discussions, we initiated patent infringement litigation against Juniper Networks, Bitdefender, and Zscaler in the second half of 2017 (Bitdefender and Zscaler have since settled). In 2018 we initiated patent infringement litigation against Check Point Software Technologies, Inc. and its affiliates, Fortinet, Inc., Rapid7, Inc., and Qualys, Inc. Patent litigation is inherently uncertain and we cannot predict the outcome of any litigation or administrative action. In each case we retain legal counsel and are highly dependent on individual attorneys to represent our claims, meet timelines and to advance the merits of each action. Any change to legal counsel could present additional risk to any such action. Moreover, many of the parties we believe infringe our patents are large and well-funded companies with substantially greater resources than we have and may devote substantial resources toward avoiding or limiting liability and the amount of associated damages for infringing our patents. We could also face counterclaims that challenge the essential nature, validity, enforceability or infringement of our patents. Regardless of whether legal action is successful, legal and expert fees and other costs associated with enforcement action are significant.

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

Our income in recent years has been derived from a limited number of license agreements and settlements, and we expect that, in the near term, any income that we generate will be derived from a limited number of sources.  In 2019, we derived approximately $13.2 million of income from license agreements with two licensees. In 2018, we derived approximately $82.3 million of income from license agreements with three licensees. In 2017, we derived approximately $50.5 million of income from license agreements with six licensees. If we are unable to reach settlements and license agreements with a sufficient number of identified third parties who use our technologies, our future income and cash flow could be adversely affected.

We may raise additional capital to support our present business plan and our anticipated business growth and such capital may not be available on acceptable terms, or at all, which would adversely affect our ability to operate.

During 2017, we raised net proceeds of $14.4 million through the issuance of Series A-1 Preferred Stock and net proceeds of $12.0 million through a sale of our common stock. Based on our current operating plans (which includes our expectation of signing additional license agreements in 2020, which may not occur), our current resources are expected to be sufficient to fund our planned operations for the coming twelve months. We nonetheless may raise additional financing to fund licensing and enforcement actions, planned research and development activities and to better solidify our financial position. We may also need to raise additional funds in connection with any acquisitions of technology or intellectual property assets that we pursue. Such additional capital may not be available on acceptable terms, or at all, which would adversely affect our operations. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we raise may contain terms that are not favorable to us or our stockholders.

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

If our anticipated capital raising efforts involve debt financing, we will have limitations on our ability to raise additional debt financing or incur liens, as well as other limitations. Such limitations may limit our flexibility to pursue other business opportunities. Additionally, our future level of indebtedness could have important consequences to us, including the following:
•our ability to obtain additional financing, if necessary, for working capital, or other purposes may be impaired or such financing may not be available on favorable terms;

•our funds available for operations, future business opportunities and distributions to stockholders will be reduced by that portion of our cash flow required to make future interest payments on any debt incurred; and

•we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally.

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

We are subject to privacy and data protection laws and regulations with respect to our Finjan Mobile business. Our failure to comply with these or any future laws, regulations or obligations could subject us to sanctions and damages and could harm our reputation and business.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals, including payment card information, and the FTC and many state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data. Self-regulatory obligations, other industry standards, policies, and other legal obligations may apply to our collection, distribution, use, security or storage of personally identifiable information or other data relating to individuals, including payment card information. These obligations may be interpreted and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another, other regulatory requirements or our internal practices. Any failure or perceived failure by us to comply with U.S., E.U. or other foreign privacy or security laws, policies, industry standards or legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other data relating to our customers, employees and others, including payment card information, may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

We expect there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the U.S., the European Union (including the General Data Protection Regulation (GDPR)) and other jurisdictions, including the recently enacted California Consumer Privacy Act (CCPA). We cannot yet determine the impact such laws, regulations and standards may have on our business. Future laws, regulations, standards and other obligations could impair our ability to collect or use information, thereby impairing our ability to maintain and grow our total customers and increase revenue in Finjan Mobile.

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

Our growth strategy includes the potential acquisition of patent, technology or other business assets or companies to further diversify our assets and business operations.  We may not be successful in identifying or funding acquisitions that are consistent with our strategy or in completing such acquisitions.  Acquisitions of patent, technology or other business assets or companies are subject to numerous potential risks, including the following:

•our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

•our inability to achieve the anticipated financial and other benefits of a specific acquisition;

•our inability to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions;

•risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•our inability to retain key personnel from an acquired company, if necessary;

•difficulty in maintaining controls, procedures and policies during the transition and integration process;

•our inability to integrate the target company’s technologies, products or businesses with ours;

•diversion of our management’s attention from other business concerns; and

•failure of our due diligence processes to identify significant issues, including issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business and prospects could be adversely affected. Depending upon the nature and structure of future acquisitions, our stockholders may not have the ability to vote on, or consent to, the consummation of any such acquisition.

Technologies we acquire in the future, if any, may not be commercially successful.

We may acquire patents and technologies that are in the early stages of adoption in the commercial and consumer markets. Demand for some of these technologies may be untested and subject to fluctuation based upon the rate at which such patents and technologies are adopted in products and services. These technologies may require long development cycles and a substantial investment before we can determine their commercial viability. As a result, there can be no assurance as to whether technologies we acquire will have value that can be timely monetized, if at all. Through Finjan Blue, we entered into a Patent Assignment and Support Agreement with IBM, effective August 24, 2017. Under the Patent Assignment Agreement, IBM is to support Finjan Blue in its development and licensing of the IBM Security Patents. On May 15, 2018, we further expanded the IBM relationship by entering into a second Patent Assignment and Support Agreement. However, there can be no assurance that we will be successful in our efforts to develop and license the IBM Security Patents or that we will recoup our investment in the IBM Security Patents. Additionally, IBM’s announcement in January 2020 that it had joined LOT Network Inc, a non-profit community of companies that protects its members against patent assertion entities (PAEs), and IBM’s acquisition of LOT Network founding member Red Hat in 2019, may have an impact on the expected value of the IBM Security Patents.

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

Acquisitions of patent, technology or other intellectual property assets or companies may require us to raise capital during the negotiations even if the acquisition is ultimately not consummated. If we raise additional funds through the issuance of equity, equity-linked or debt securities, including those pursuant to a registered offering, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our existing stockholders may experience dilution. Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales or other financings might occur, could depress the market price of our common stock and could also impair our ability to raise capital through the sale of additional equity securities. If we issue debt securities or incur indebtedness, the occurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license patents, technology or other intellectual property assets or companies and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to obtain additional capital, or are unable to obtain additional capital on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges, or other circumstances could be adversely affected, and our business may be harmed.

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

The success of our business depends in part upon our ability to retain qualified legal counsel to represent us in patent litigation and our ability to manage the costs of such services.

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

While we were able to determine in our management’s report for fiscal 2019 that our internal control over financial reporting is effective, we may not be able to complete our evaluation, testing, and any required remediation in a timely fashion, may be unable to assert that our internal controls are effective in the future. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

Our operations are subject to risks of natural disasters, acts of war, terrorism or widespread illness (such as COVID-19), any one of which could result in a business stoppage and negatively affect our operating results.

Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in East Palo Alto. Our business operations are in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should earthquakes or other catastrophes such as fires, floods, power outages, communication failures or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness (such as COVID-19) and war could also have a negative effect at our international and domestic facilities and on our operating results.

Our ability to attract and retain qualified members of our board of directors is already difficult and such difficulty may increase due to new state laws, including California’s recently enacted law requiring female board members.

On January 1, 2019, a California law went into effect requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by the end of 2019, at least one woman on its board, by the end of 2020, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors. Failure to achieve designated minimum levels in a timely manner exposes such companies to costly financial penalties and possible reputational harm. To date, we have not added a female director to our board and we cannot assure that we can recruit, attract and/or retain qualified members of the board and meet the female board requirements of the California law, and therefore we may be subject to financial penalties under the California law.

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

Based on information contained in Schedule 13D/A and Form 4 filings made throughout 2018 and 2019, two of our significant stockholders sold a significant number of shares of our common stock. While it is not easy to quantify how such sales may have depressed our share price, if other existing stockholders sell a large number of shares of our common stock, or if we sell additional common stock or securities that are convertible into common stock, in the future, the market price of our common stock could decline.  Further, even the perception in the public market that we or our existing stockholders might sell shares of common stock could depress the market price of our common stock.

In addition, the issuance of additional shares by us, including (i) 4,140,000 shares of our common stock in a public offering in 2017 and (ii) the issuance of 2,355,158 shares of our common stock underlying outstanding stock options and restricted stock units, 1,843,468 of which were vested as of December 31, 2019, could dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market. Further, following approval of our stockholders at our 2017 annual meeting of stockholders, we (i) increased the number of shares reserved under our 2014 Incentive Compensation Plan (“2014 Plan”) by 1,000,000 shares and (ii) added an “evergreen” feature which provides for the annual replenishment of shares to the 2014 Plan share reserve without stockholder approval (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). The issuance of shares of our common stock underlying stock options and restricted stock units to be issued following such increase will dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market. Finally, in 2017 the Company issued to Soryn HLDR a fully vested common stock warrant to purchase 2,355,506 shares of common stock, at an exercise price of $3.18 per share, with a term of three years in connection with the Series A-1 Preferred Stock financing. Though currently out of the money, the exercise of such warrant will further dilute our stockholders’ ownership and voting interests in the Company and increase the number of shares of our common stock eligible for resale in the public market.

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

Market prices for public companies whose principle revenues are derived from the licensing of intellectual property have been particularly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, and the factors include, among others, the following:

•quarterly variations in our operating results compared to market expectations;

•our raising or failure to raise additional capital;

•the risk of our inability to continue to meet listing requirements of the NASDAQ;

•developments in relationships with licensees;

•our or our competitors’ technological innovations;

•announcements of developments in our patent enforcement actions

•our failure to meet or exceed securities analysts’ expectations of our financial results;

•a change in financial estimates or securities analysts’ recommendations;

•changes in management’s or securities analysts’ estimates of our financial performance;

•changes in market valuations of similar companies;

•regulatory developments and court decisions that negatively impact the ability of patent owners to protect their assets.

•actual or expected sales of our common stock by our stockholders, including any of our significant stockholders.

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

Our authorized capital stock consists of eighty million (80,000,000) shares of common stock and ten million (10,000,000) shares of blank check preferred stock. If we engage in capital raising activities in the future as we did in May 2016 and June 2017, including issuances of common stock or securities that are convertible into, or exercisable for, our common stock, to fund the growth of our business, our stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have adopted an equity incentive plan pursuant to which equity awards may be granted to eligible employees (including our executive officers) and directors, if our board of directors determines that it is in the best interest of the Company and our stockholders to do so. The issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our stockholders and adversely affect our earnings.

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

Our certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares.  These provisions include the following:

•our certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to establish classes or series of preferred stock with such rights, privileges and preferences as our board determines (i.e., “blank check” preferred stock), including rights that may be senior to those of our common stockholders, which could be used to discourage an unsolicited acquisition proposal;

•our certificate of incorporation provides for a classified board of directors with staggered terms, which could delay or otherwise make it more difficult for an outsider to gain control of our board of directors;

•our certificate of incorporation requires supermajority voting to approve certain amendments to our certificate of incorporation and bylaws;

•our certificate of incorporation prohibits stockholders from acting by written consent or calling a special meeting, which could make it more difficult for stockholders to wage a proxy contest for control of our board of directors or to vote to repeal any of the antitakeover provisions contained in our certificate of incorporation and bylaws;

•our certificate of incorporation provides that directors may only be removed for cause by a supermajority vote of our stockholders; and

•our bylaws contain advance notice provisions with respect to nominees for election to our board of directors.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Not applicable.

Holders

As of March 1, 2020, there were approximately 37 holders of record of our common stock. As many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Results of Operations. A discussion of the nature and trends in our financial results and an analysis of our financial results comparing fiscal 2019 to 2018, and 2018 to 2017.

Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows, and a discussion of our financial condition and our ability to meet cash needs.

Contractual Obligations. An overview of our contractual obligations outstanding as of December 31, 2019, including expected payment schedules.

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

Since the sale of our hardware and software operations in 2009, our primary source of income and related cash flows has been the enforcement of its patent rights against unauthorized use and to a lesser extent, income derived from intellectual property licenses granted to third parties for the use of patented technologies that are owned by Finjan.

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

Finjan Mobile was founded to ensure that mobile devices are protected against spies, phishing and malware attacks. Given the uptrend in mobile device usage coupled with the amount of transient corporate data, the average mobile user presents and represents higher risks of data loss through hacking. The mobile device has become so convenient that consumers often ignore online security and download apps and blindly agree to terms of service, purchase products, pay bills, connect to free Wi-Fi, and not think twice about personal data and photos stored on their devices. We started research and development of security products for mobile devices which benefit from technologies developed and patented by Finjan but also include the invention of new mobile technologies that will help expand our existing patent portfolio. Products currently available include our Finjan Mobile Secure Browser and a Virtual Private Network (VPN), re-branded as InvinciBull, which can be used within the Finjan Browser or separately to encrypt data and keep consumers' data secure.

As of December 31, 2019, we had 9 employees. We intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. Although the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

Significant Developments During 2019

Settlements with:

Mimecast
In October 2019, The Company entered into a Confidential Patent License Agreement with Mimecast. As part of the Mimecast License Agreement, the Mimecast Parties will obtain a license to, among others, the patents of Finjan, Finjan Mobile, and Finjan Blue, and paid Finjan $5.9 million in cash. The remaining terms of the Mimecast License Agreement and the Letter Agreement are confidential.

Zscaler
In May 2019, The Company and Zscaler entered into a License and Settlement Agreement. Specifically, the parties have resolved and settled all claims between them. As part of the settlement and pursuant to the License and Settlement Agreement and related agreements, the Zscaler Parties obtained a license to, among others, the patents of the Finjan Parties and paid Finjan $7.25 million in cash. The remaining terms of the License and Settlement Agreement and related agreements are confidential.

Appointment of Chief Financial Officer

In June, 2019 Jevan Anderson joined the Company as Chief Financial Officer, replacing Michael Noonan who departed to explore new pursuits. Mr. Anderson reports to the Company's CEO, and leads our finance and operations. Mr. Anderson has 25 years of experience in investment banking, corporate development and strategy consulting. Most recently Jevan was Senior Vice President, Corporate Advisory for Jones Lang LaSalle Incorporated ("JLL"). Prior to JLL, Jevan spent 10 years as a Managing Director and Co-Head of Technology Mergers & Acquisitions for Wells Fargo and RBC Capital Markets. Prior to his 17 year investment banking career, Jevan held roles in management consulting, strategic planning, corporate development and investor relations. Mr. Anderson holds an MBA from NYU Stern School of Business and a B.S. in Electrical Engineering from Lehigh University.

JVP

The Company completed the sale of its limited partnership interest in JVP, pursuant to a Partnership Interest Purchase Agreement (the “Purchase Agreement”) dated December 31, 2019. In connection with the sale, the Company received $3.5 million in cash, in addition to the distribution from the fund in 2015 of $1.3 million. The Company’s remaining $1.1 million capital commitment to the JVP Fund was assumed by the purchasers pursuant to the Purchase Agreement. The remaining terms of the Purchase Agreement are confidential.

Inter Partes Reviews

See "NOTE 8 - Litigation, Claims, and Assessments" to our Consolidated Financial Statements.

Patent Litigations

See "NOTE 8 - Litigation, Claims, and Assessments" to our Consolidated Financial Statements.

Industry Trends and Outlook

Cybersecurity has been a very active sector in 2019 and we believe this trend will continue in 2020. Cybersecurity is not just another technology but a critical business issue that intersects government, corporations and individual citizens. We have recently seen a number of devastatingly successful cybersecurity breaches targeting high profile government offices and corporations. The full extent of the cost and damage associated with these attacks may not be known for some time. Nonetheless, these attacks are expected to continue, along with their associated and sometimes unprecedented costs. In many cases, it is not just the government or corporation that suffers losses or damages but their clients and customers, who can also fall victim by the breach of their personal and otherwise confidential data. These issues have forced both government and corporations to take a serious look at their vulnerabilities, which will lead to increased spending on cybersecurity infrastructure, including hardware and software, as well as cybersecurity consulting services.

Given over 20 years of history in the cybersecurity market we have had the benefit of actively participating in the progression on how technology has moved to meet the new threats and demands. We believe this puts us in a unique position to make observations and determine the best course of action in order to make investments in new developing technologies. There is still a limited appreciation for how much personal data is being pushed out over the internet for anyone to capture and unlike desktops and laptop computers, mobile devices do not have the same kind of access to security. We believe this represents a unique opportunity for Finjan to develop products for consumer mobile devices that were once only available to our enterprise customers. As such, we are building upon our current patented technology and migrating it into the mobile platform so consumers can have greater control of their security and personal information.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings Amended and Restated 2014 Incentive Compensation Plan (“2014 Restated Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance and on June 21, 2017, at our 2017 annual meeting of stockholders, our shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. Restated 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). A total of 486,135 restricted stock units and 2,356,197 options remain outstanding as of December 31, 2019, under the Restated 2014 Plan. We expect that future equity-based awards will continue to be made under the Restated 2014 Plan to our directors, officers and other employees. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods.

We expect to increase the number of employees to help execute our strategy in the cybersecurity business and support our public company functions. Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical periods presented in our financial statements.

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

	For the Years Ended December 31,
	2019		2018		2017
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(In millions, except percentages)
Revenues	$13.2	100%	$82.3	100%	$50.5	100%

Cost of revenues	1.9	14%	15.3	19%	6.0	12%

Gross profit	11.3	86%	67.0	81%	44.5	88%

Operating expenses:
Selling, general and administrative (1)	31.7	240%	32.2	39%	28.6	57%
Research and development	2.0	15%	2.1	2%	1.5	3%
Total operating expenses	33.7	255%	34.3	41%	30.1	60%

Other income (expense)	(0.3)	(2)%	(4.0)	(5)%	2.2	4%

Income (loss) before income taxes	(22.7)	(172)%	28.7	35%	16.6	33%

Income tax provision (benefit)	(6.2)	(47)%	8.0	10%	(6.2)	(12)%

Net income (loss)	$(16.5)	(125)%	$20.7	25%	$22.8	45%

(1) Includes stock based compensation	$1.0	8%	$1.6	2%	$0.8	2%

Year ended December 31, 2019 compared with the year ended December 31, 2018:

	For the Years Ended December 31,
	2019	2018	Change	% Change
	(In millions, except percentages)
Revenues	$13.2	$82.3	$(69.1)	(84)%

Cost of revenues	1.9	15.3	(13.4)	(88)%

Gross profit	11.3	67.0	(55.7)	(83)%
Gross margin	86%	81%

Operating expenses:
Selling, general and administrative	31.7	32.2	(0.5)	(2)%
Research and development	2.0	2.1	(0.1)	(5)%
Total operating expenses	33.7	34.3	(0.6)	(2)%

Other expense	(0.3)	(4.0)	3.7	(93)%

Income (loss) before income taxes	(22.7)	28.7	(51.4)	(179)%

Income tax provision (benefit)	(6.2)	8.0	(14.2)	(178)%

Net income (loss)	$(16.5)	$20.7	$(37.2)	(180)%

Revenue in 2019 is derived from license agreements that we entered into with third-parties following negotiations pursuant to our patent licensing and enforcement program. The revenue decrease is primarily due to timing of revenues, as further described in "Item 1. Business" - "Licensing and Enforcement - Current Activities, Post 2013".

Cost of revenues includes contingent legal fees directly associated with our licensing and enforcement programs. Cost of revenues primarily decreased in proportion to the decrease in revenues.

Operating expenses consists of sales and marketing, general and administrative, and research and development. Selling, general and administrative expenses ("SG&A") consisted primarily of legal fees incurred in operations and employee headcount related expenses. These comprise approximately 60% of total SG&A expense. Litigation expenses increased $3.0 million to $19.4 million in 2019 compared to 2018 and are primarily due to the timing of various outstanding litigation actions. See "Item 3. Legal Proceedings". Employee headcount related expenses decreased $2.0 million to $3.6 million in 2019 compared to 2018, primarily due to lower incentive bonuses.

Research and development expense remained flat between years.

Other expense decreased in 2019 as we no longer have exposure from the warrant liability, and included $0.7 million related to the sale of our investment in JVP, offset by $0.3 million of net interest income.

Income tax provision (benefit) is primarily a function of income (loss) before income, state income tax expense (benefit) and federal benefit of foreign derived intangible tax benefit related to 2018.

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

Liquidity and Capital Resources

As of December 31, 2019, we had approximately $36.1 million of cash and cash equivalents and short term investments, a decrease of approximately $7.2 million from $43.3 million in 2018.

During 2018, our board of directors authorized the repurchase of issued and outstanding shares of our common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. No shares were repurchased under this program in 2019, As of December 31, 2019, we have a remaining authorization of $8.0 million for future share repurchases.

In 2013, we made a $5 million commitment to invest in an innovation fund through JVP to invest in early-stage cyber technology companies. We sold our interest in JVP in December 2019. There is no further commitment remaining.

	December 31,
	2019	2018
	(in thousands)
Cash & cash equivalents	$18,304	$32,011
Short term investments	17,779	11,303
	$36,083	$43,314

Cash flows for the year ended December 31, 2019, 2018 and 2017

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$(9,885)	$25,601	$16,586

Net cash used in investing activities	$(3,822)	(13,203)	(1,873)

Net cash provided by (used in) financing activities	$—	(21,556)	12,778

Operating Activities: Net cash used in operating activities was $9.9 million for the year ended December 31, 2019 and is comprised of $16.5 million in net loss, $4.5 million change in deferred income taxes and $0.7 million loss from the sale of the investment in JVP offset by $1.0 million in stock based compensation, $2.0 million in depreciation and amortization and $7.1 million, primarily changes in net operating assets and liabilities.

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

Investing Activities: During the year ended December 31, 2019, cash used in investing activities of $3.8 million was related to purchases of marketable securities of $24.5 million, purchases of property and equipment of $0.4 million and purchase of additional investment in JVP of $0.7 million offset by redemptions of marketable securities of $18.3 million and $3.5 million from the sale of our interest in JVP.

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

Financing Activities: During the year ended December 31, 2019, we did not have any activity related to financing.

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

Contractual Obligations

The following table summarizes, as of December 31, 2019, our contractual obligations over the next five years for the property lease entered into during the year ended 2018, the VPN arrangement with Avira and the asset purchase from IBM:

	Payments due by Period (In thousands)
Contractual Obligations	Less Than 1 Year	2-5 Years	Total
Operating Lease Obligations:	$773	$2,055	$2,828

Other Long-Term Liabilities:
Finjan Mobile future commitment	650	—	650
Finjan Blue future commitment	2,000	2,000	4,000
Total	$3,423	$4,055	$7,478

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

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Those critical accounting policies and estimates that require the most significant judgment are discussed further below. We consider our most critical accounting policies and estimates to be revenue recognition, gain on settlements, valuation of long lived assets, income taxes and valuation allowances against net deferred tax assets, derivative liabilities, stock based compensation and accounting for business combinations-acquisition method accounting.

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

Stock-based Compensation Expense

Stock-based compensation payments to employees and directors are recognized as expense in the statements of income. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model for stock options and intrinsic value on the date of grant for non-vested restricted stock), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods.

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

Off-Balance Sheet Arrangements

In connection with our Distribution Agreement with Avira, we have approximately $0.7 million outstanding, which is payable quarterly, with a final payment due April 1, 2020.

Recent Accounting Pronouncements

See "NOTE 2 - Summary of significant accounting policies, - Recently issued accounting pronouncements"

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents and short term investments. Our cash and cash equivalents and short term investments as of December 31, 2019, totaled $36.1 million and consisted primarily of cash and money market funds with original maturities of three months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and supplementary data of the Company required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2019, to provide reasonable assurances that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting of operations as of December 31, 2019. In making this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”).  Based on this assessment, our management concluded that, as of December 31, 2019, our internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Stockholders Meeting to be held in 2020 (the “Proxy Statement”) under the caption “Directors, Management and Corporate Governance.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item 10 with respect to the availability of our code of ethics is provided in Item 1 of this Annual Report on Form 10-K. See “Item 1. Business — Corporate Information.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Proposal 3 – Ratification of Appointment of Independent Registered Public Accounting Firm – Disclosure of Marcum LLP Fees for the Years Ended December 31, 2019, 2018 and 2017” and “- Pre-Approval Policies and Procedures.”

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

10.4	Employment Agreement, dated June 1, 2019, between Finjan Holdings, Inc. and Jevan Anderson (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 22, 2019).#

10.5	Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.7 to our current report on Form 8-K filed June 3, 2013)#

10.6	Form of Option Award under the Finjan Holdings, Inc. 2013 Global Share Option Plan (incorporated by reference to Exhibit 10.8 to our annual report on Form 10-K filed March 14, 2014)#

10.7	Finjan Holdings, Inc. Amended and Restated 2014 Incentive Compensation Plan, dated July 10, 2014, as amended and restated June 21, 2017*#

10.8	Form of Finjan Holdings, Inc. 2014 Incentive Compensation Plan Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed August 11, 2014)#

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

FINJAN HOLDINGS, INC.

Date:	March 4, 2020	By:	/s/ Philip Hartstein
Philip Hartstein
President & Chief Executive Officer (Principal Executive Officer)

Date:	March 4, 2020	By:	/s/ Jevan Anderson
Jevan Anderson
Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Philip Hartstein and Jevan Anderson, and each of them, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric Benhamou	Director	March 4, 2020
Eric Benhamou

/s/ Daniel Chinn	Chairman	March 4, 2020
Daniel Chinn

/s/ Glenn Daniel	Director	March 4, 2020
Glenn Daniel

/s/ Harry Kellogg	Director	March 4, 2020
Harry Kellogg

/s/ Michael Southworth	Director	March 4, 2020
Michael Southworth

/s/ Alex Rogers	Director	March 4, 2020
Alex Rogers

/s/ Gary Moore	Director	March 4, 2020
Gary Moore

/s/ John Greene	Director	March 4, 2020
John Greene

/s/ Philip Hartstein	President & Chief Executive Officer	March 4, 2020
Philip Hartstein	(Principal Executive Officer)

/s/ Jevan Anderson	Chief Financial Officer & Treasurer	March 4, 2020
Jevan Anderson	(Principal Financial and Accounting Officer)

FINJAN HOLDINGS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Finjan Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Finjan Holdings, Inc. (the “Company”) as of December 31, 2019, and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases, effective January 1, 2019, due to the adoption of the guidance in Accounting Standards Codification Topic 842, Leases.

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

Melville, NY
March 4, 2020

FINJAN HOLDINGS, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$18,304	$32,011
Short term investments	17,779	11,303
Accounts receivable	—	2,550
Prepaid expenses and other current assets	288	6,580
Total current assets	36,371	52,444
Property and equipment, net	462	99
Investments	—	3,518
Intangible assets, net	3,552	5,507
Deferred income taxes	7,267	2,811
Right of use assets	2,227	—
Other assets, non-current	214	214
Total Assets	$50,093	$64,593

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,481	$4,394
Accounts payable, related parties	88	163
Accrued expenses	260	394
Lease liability	522	—
Other liabilities, current	2,000	1,500
Total current liabilities	7,351	6,451

Lease liability, non-current	1,786	—
Other liabilities, non-current	1,799	3,463
Total Liabilities	10,936	9,914

Commitments and contingencies (Note 7)

Stockholders’ Equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized; 27,650,926 and 27,568,656 shares issued and outstanding at December 31, 2019 and 2018	3	3
Additional paid-in capital	29,502	28,534
Retained earnings	9,652	26,142
Total Stockholders’ Equity	39,157	54,679

Total Liabilities and Stockholders’ Equity	$50,093	$64,593

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2019	2018	2017
Revenues	$13,150	$82,300	$50,484
Cost of revenues	1,931	15,271	6,008
Gross profit	11,219	67,029	44,476

Operating Expenses:
Selling, general and administrative	31,675	32,190	28,596
Research and development	1,955	2,094	1,473
Total operating expenses	33,630	34,284	30,069

Income (loss) from operations	(22,411)	32,745	14,407

Other Income / (Expense)
Interest and other income	816	319	27
Interest expense	(411)	(829)	—
Loss from sale of investment	(679)	—	—
Other expense	(23)	—	—
Change in fair value of warrant liability	—	(3,445)	2,217
Total other income (expense)	(297)	(3,955)	2,244

Income (loss) before provision for income taxes	(22,708)	28,790	16,651

Income tax provision (benefit)	(6,218)	8,052	(6,160)

Net Income (Loss)	(16,490)	20,738	22,811

Accretion of preferred stock	—	(925)	(4,882)
Net income (loss) attributable to common stockholders	$(16,490)	$19,813	$17,929

Net income (loss) per share, basic	$(0.60)	$0.75	$0.90
Net income (loss) per share, diluted	$(0.60)	$0.73	$0.87

Net income (loss) per share applicable to common stockholders, basic	$(0.60)	$0.72	$0.71
Net income (loss) per share applicable to common stockholders, diluted	$(0.60)	$0.70	$0.68

Weighted average common shares outstanding, basic	27,618,284	27,484,655	25,353,966
Weighted average common shares outstanding, diluted	27,618,284	28,416,512	26,269,727

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2019, 2018 and 2017
(In thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total
	Shares	Amount

Balance – December 31, 2016	23,102,728	$2	18,140	$(17,256)	$886
Stock-based compensation expense	—	—	843	—	843
Exercise of stock options and vesting of RSUs	464,600	—	229	—	229
Accretion of Series A preferred stock	—	—	(292)	—	(292)
Accretion of Series A-1 preferred stock	—	—	(4,590)	—	(4,590)
Issuance of warrants classified as a liability	—	—	(3,313)	—	(3,313)
Sale of Common Stock	4,140,000	1	11,951	—	11,952
Net income	—	—	—	22,811	22,811
Balance – December 31, 2017	27,707,328	$3	$22,968	$5,555	$28,526
Stock-based compensation expense	—	—	1,593	—	1,593
Exercise of stock options and vesting of RSUs	547,820	—	357	—	357
Accretion of Series A-1 preferred stock	—	—	(925)	—	(925)
Warrant liability reclassifications	—	—	4,541	—	4,541
ASC 606 adjustment	—	—	—	1,872	1,872
Shares repurchased	(686,492)	—	—	(2,023)	(2,023)
Net income	—	—	—	20,738	20,738
Balance – December 31, 2018	27,568,656	$3	$28,534	$26,142	$54,679
Stock-based compensation expense	—	—	968	—	968
Vesting of RSUs	82,270	—	—	—	—
Net loss	—	—	—	(16,490)	(16,490)
Balance – December 31, 2019	27,650,926	$3	$29,502	$9,652	$39,157

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net Income (loss)	$(16,490)	$20,738	$22,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,038	1,800	815
Loss from sale of investment	679	—	—
Amortization of discount and premium on investments	(261)	1,483	—
Change in fair value of warrant liability	—	3,445	(2,217)
Deferred income taxes	(4,456)	2,712	(6,201)
Stock-based compensation expense	968	1,593	843
Non-cash lease expense	495	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,550	2,606	(1,540)
Prepaid expenses and other current assets	6,292	(6,029)	(152)
Accrued expenses	(134)	(909)	(529)
Accounts payable	87	(252)	2,788
Accounts payable - related parties	(75)	51	24
Accrued income taxes	—	(13)	10
Lease liability	(485)	—	—
Other liabilities	(1,093)	(1,624)	(66)
Net Cash Provided by (Used in) Operating Activities	(9,885)	25,601	16,586

Cash Flows From Investing Activities
Purchase of intangible assets	—	(1,000)	(2,000)
Purchases of additional investment	(700)	(900)	—
Proceeds from sale of investment	3,539	—	127
Purchases of marketable securities	(24,562)	(11,303)	—
Redemption of marketable securities	18,347	—	—
Purchase of property and equipment	(446)	—	—
Net Cash Used in Investing Activities	(3,822)	(13,203)	(1,873)

Cash Flows From Financing Activities
Proceeds from the sale of Series A-1 Preferred shares, net of issuance costs	—	—	14,375
Redemption of Preferred shares	—	(19,890)	(13,778)
Proceeds from Common share offering, net of issuance costs	—	—	11,952
Repurchase of Finjan Holdings shares	—	(2,023)	—
Proceeds from exercise of stock options	—	357	229

Net Cash Provided by (Used in) Financing Activities	—	(21,556)	12,778

Net Increase (Decrease) in Cash and Cash Equivalents	(13,707)	(9,158)	27,491
Cash and Cash Equivalents - Beginning	32,011	41,169	13,678

Cash and Cash Equivalents - Ending	$18,304	$32,011	$41,169

	For the Years Ended December 31,
	2019	2018	2017
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$—	$10,700	$30
Non-cash investing and financing activities:
Accretion of Series A Preferred Stock	—	—	292
Accretion of Series A-1 Preferred Stock	—	925	4,590
Series A-1 warrant liability	—	—	3,313
Patent purchase in exchange for payable	—	—	6,500
Changes in accounts receivable, adoption of ASC606	—	2,550	—
Changes in deferred tax, adoption of ASC606	—	678	—
Reclassification of warrant liability to equity	—	4,541	—

The accompanying notes are an integral part of these Consolidated Financial Statements

FINJAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

ORGANIZATION

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation, and its wholly owned subsidiaries, Finjan, Inc. (“Finjan”), Finjan Blue, Inc. ("Finjan Blue") and Finjan Mobile, Inc. ("Finjan Mobile") operates a cybersecurity business focused in three business lines: intellectual property licensing and enforcement, mobile security application development and investing in cybersecurity technologies and intellectual property. Licensing and enforcement of the Company's cybersecurity patent portfolio is operated, through its wholly-owned subsidiaries Finjan and Finjan Blue. Revenues and operations are concentrated in Finjan; other subsidiaries were immaterial to the consolidated financial statements for the years ended December 31, 2019, 2018 and 2017. The Company’s common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

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

SHORT TERM INVESTMENTS

Investments consist of U.S. Treasury Bills, which are classified as held-to-maturity, Certificates of Deposit and other Corporate Debt Securities. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s investments mature within the next twelve months. Unrealized gains and losses are de minimis. As of December 31, 2019 and 2018, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

CONCENTRATIONS OF CREDIT RISK

The Company maintains substantially all of its cash and cash equivalents in financial institutions located in the United States. The Company also has certain bank accounts with minimal balances in Israel. At times, the Company’s cash and cash equivalent balances may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses in such accounts. As of December 31, 2019, and 2018, substantially all of the Company’s cash and cash equivalents and short term investments are uninsured.

During 2019, revenues generated by the Company were derived from 2 license agreements that the Company entered into with third parties in 2019.

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

See “Note 9 - License, Settlement and Release Agreements.”

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company does not currently require any collateral for accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. The Company did not record an allowance for doubtful accounts as of December 31, 2019 and 2018, respectfully. Bad debt expense for the years ended December 31, 2019, 2018 and 2017 was nil.

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

INVESTMENTS

Investments that are not controlled, and over which the Company does not have the ability to exercise significant influence are accounted for under the cost method. All of the Company’s investments as of December 31, 2019 and 2018 are accounted for under the cost method.

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

Under ASC 605, revenues were recognized when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, all obligations have been performed pursuant to the terms of the agreement, the sales price is fixed or determinable, and collectability is reasonably assured. This guidance was followed prior to January 1, 2018.

Under ASC 606 revenue is recognized when a customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services. In addition, the guidance requires disclosures of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

Revenue from the Company’s cybersecurity business results from grants of licenses to its patented cybersecurity technology and settlements reached from legal enforcement of the Company’s patent rights. Revenue is recognized at the point in time when the arrangement with the licensee has been signed and the license has been delivered.

The total amount of the consideration received upon any settlement or judgment is allocated to each element based on the fair value of each element. Elements provided in either settlement agreements or judgments include, the value of a license, legal release and interest. Fair value of licensing agreements and royalty revenues, are recognized as revenues in the consolidated statement of operations. Elements not related to license agreements and royalty revenue in nature will be reflected in other income (expense), net in the consolidated statements of operations. Legal release as part of a settlement agreement is recognized as a separate line item in the consolidated statements of operations when value can be allocated to the legal release. When the Company reaches a settlement with a defendant, no value is allocated to the legal release since the existence of a settlement removes legal standing to bring a claim of infringement, and without a legal claim, the legal release has no economic value. The element that is applicable to interest income will be recorded in other income (expense), net.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Software development costs incurred subsequent to achievement of technological feasibility were not material and were expensed as incurred during the years ended December 31, 2019, 2018 and 2017.

FOREIGN CURRENCY

Foreign currency denominated assets and liabilities of foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates, and income and expenses are translated using average exchange rates during the period. Foreign currency translation gains (losses) were immaterial for the years ended December 31, 2019, 2018 and 2017.

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

DERIVATIVE LIABILITIES

In connection with the issuance of Series A-1 Preferred Stock in June 2017, the Company issued a warrant with variable consideration through September 2018. The Company determined that this instrument is an embedded derivative pursuant to ASC 815, “Derivatives and Hedging.” The accounting treatment of derivative financial instruments requires that the Company record the warrant, at its fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date through the expiration of the variable consideration. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period at each balance sheet date. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. On September 19, 2018, upon expiration of the variable consideration, the warrant liability of $4.5 million was reclassified to equity.

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

NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding. Diluted net income (loss) per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders	$(16,490)	$19,813	$17,929

Denominator:
Weighted-average common shares, basic	27,618,284	27,484,655	25,353,966
Weighted-average common shares, diluted*	27,618,284	28,416,512	26,269,727
Net income (loss) per common share:
Basic:	$(0.60)	$0.72	$0.71
Diluted:	$(0.60)	$0.70	$0.68

* For the twelve months ended December 31, 2018, the diluted earnings per common share included the weighted average effect of 215,196 unvested Restricted Stock Units and 716,661 stock options that are potentially dilutive to earnings per share since the exercise price of such securities was less than the average market price during the period. For the twelve months ended December 31, 2017, the diluted earnings per common share included 438,712 unvested Restricted Stock Units and the weighted average effect of 477,048 stock options that are potentially dilutive to earnings per share since the exercise price of such securities was less than the average market price during the period.

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method to the assumed exercise of warrants and share options and were excluded from the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive and consist of the following:

	December 31,
	2019	2018	2017
Stock options	2,356,197	822,269	1,864,292
Restricted stock units	486,135	13,333	—
Warrants	2,355,506	2,355,506	2,355,506
Total	5,197,838	3,191,108	4,219,798

STOCK-BASED COMPENSATION

The Company measures compensation cost for all stock-based awards at their fair values on the date of grant. The fair value of stock based awards is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method for stock options and restricted stock. The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock-based awards.

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

The benefit of tax positions taken or expected to be taken in income tax returns are recognized in the financial statements if such positions are more likely than not of being sustained. As of December 31, 2019, 2018 and 2017, an immaterial liability for unrecognized tax benefits was required to be reported. The Company does not expect its unrecognized tax benefit position to change during the next twelve months.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses. There were no amounts accrued for penalties or interest as of, or during the years ended December 31, 2019, 2018 and 2017.

RECENT ACCOUNTING STANDARDS

Adopted 2019:

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company adopted this guidance on January 1, 2019.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). Subsequent to the issuance of Topic 842, the FASB clarified the guidance through several ASUs; hereinafter the collection of lease guidance is referred to as “ASC 842”. The Company, using the modified retrospective approach with a cumulative-effect adjustment, - and recognized a right to use ("ROU") asset at the beginning of the period of adoption (January 1, 2019). Therefore, the Company recognized and measured operating leases on the consolidated balance sheet without revising comparative period information or disclosure. The Company elected the package of practical expedients permitted under the transition guidance within the standard, which eliminates the reassessment of past leases, classification and initial direct costs and treats short term leases of less than a year outside of a ROU asset. The Company has no financing leases. The adoption did not materially impact the Company’s Consolidated Statements of Operations or Cash Flows. Refer to Note 7, Commitments and Contingencies, for additional disclosures required by ASC 842. The Company determines if an arrangement is a lease at inception. For leases where the Company is the lessee, ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date (except we used the practical expedients and recorded the outstanding operating lease at January 1, 2019) based on the present value of lease payments over the lease term. As the Company’s lease did not provide an implicit interest rate, the Company used the equivalent borrowing rate for a secured financing with the term of that equal to the remaining life of the lease at inception. The lease terms used to calculate the ROU asset and related lease liability did not include options to extend or termination of the lease; there are none and there is no reasonable certainty that the Company would extend the lease at expiration. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense; there were no finance leases at this time which would be recognized as depreciation expense and interest expense. The Company has lease agreements which require payments for lease and non-lease components and has elected to account for these as a separate lease components. Non-leasing components are not included in the ROU asset.

The Company adopted ASU 2017-11, "Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception". Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The impact of this adoption was immaterial on the Company's consolidated financial statements and related disclosures.

Not Yet Adopted as of December 31, 2019

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. Adoption of this guidance is required for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating this guidance and the impact of this update on the Company's consolidated financial statements.

Other recent accounting standards that have been issued or proposed by FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's consolidated financial statements upon adoption.

NOTE 3 - SHORT TERM INVESTMENTS

The Company's short term investments are classified as below with maturities of twelve months or less, unrealized gains and losses were immaterial for the periods presented:

	December 31
	2019	2018
	(in thousands)
Government	$1,012	$—
Asset Backed	4,854	1,786
Industrial	5,034	2,381
Financial	6,879	7,136
	$17,779	$11,303

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS & PATENTS AND INTANGIBLE ASSETS

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as presented below:

	As of December 31,
	2019	2018
	(in thousands)
Prepaid income taxes	$—	$5,429
Other prepaid expenses and other current assets	288	1,151
	$288	$6,580
During 2019, tax refunds from the Internal Revenue Service of $5.0 million were received for the prepayment made during 2018.

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

Management did not identify any triggering events which would have necessitated an impairment change.

The components of these intangible assets are as follows:

	As of December 31,
	2019	2018
	(in thousands)
Patents	$26,069	$26,069
Less accumulated amortization	(22,517)	(20,562)

Intangible assets, net	$3,552	$5,507

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was approximately $2.0 million, $1.8 million, and $0.8 million, respectively.

As of December 31, 2019, future amortization costs will be recognized as follows (in thousands):

Year ending December 31,
2020	$1,954
2021	1,325
2022	200
2023	73
$3,552

NOTE 5 – INVESTMENTS

In November 2013, the Company made a $5.0 million commitment to invest in a fund managed by Jerusalem Venture Partners ("JVP"). JVP’s newly created Cyber Strategic Partners Fund VII was co-invested by the Company and three other multi-national companies. In June 2015, the Company received $1.3 million in distribution from JVP. Following cash calls during 2019 and 2018, the Company funded additional investments in JVP of $0.7 million and $0.9 million, respectively.

On December 31, 2019, the Company completed the sale of its interest in JVP, pursuant to a Partnership Interest Purchase Agreement (the “Purchase Agreement”). In connection with the sale, the Company received $3.5 million in cash and recorded a loss of $0.7 million which is included in loss from sale of investment in the accompanying consolidated statement of operations. The Company’s remaining $1.1 million capital commitment to JVP was assumed by the purchasers pursuant to the Purchase Agreement.

NOTE 6 – OTHER LIABILITIES

As described in Note 4, the Company and Finjan Blue entered into a Patent Assignment Agreement with IBM. The components of other liabilities are as presented below:

	As of December 31,
	2019	2018
	(In thousands)
Other liabilities, current	$2,000	$1,500
Other liabilities, non-current	1,799	3,463
	$3,799	$4,963

NOTE 7 – COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

On July 19, 2018, the Company entered into an office lease agreement for its headquarters commencing October 1, 2018 through June 2023. The annual rent is approximately $0.7 million, payable in equal monthly installments, unless earlier terminated by either party in accordance with the lease. The annual rent is subject to an approximate 3.5% increase at each anniversary of the commencement date during the term of the agreement. The agreement also required a security deposit of $0.2 million, which is included in other assets, non-current in the accompanying consolidated balance sheets.

During 2019, the Company had two sub-lease arrangements with related parties that have lease terms that are month-to-month based on the legally enforceable terms of the agreements as of January 1, 2019. In accordance with ASC 842-10-55-12, leases between related parties should be classified in accordance with the lease classification criteria applicable to all other leases on the basis of the legally enforceable terms and conditions of the lease. As a result, the Company elected not to apply the recognition requirements of ASC 842 for short-term leases, however, the lease costs that pertain to the short-term leases are disclosed in the components of lease costs table below. At December 31, 2019 one sub-lease remains.

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

December 31, 2019
Operating lease right of use assets	$2,227

Operating lease liabilities
Current portion included in current liabilities	522
Long term portion included in non-current liabilities	1,786
Total Operating lease liabilities	$2,308

The components of lease expenses, net which were included in Total expenses in the Company’s consolidated statements of operations, were as follows (in thousands):

December 31, 2019

Operating lease cost	$792
Variable lease cost	$—
Short term lease income	$(237)
$555

Cash paid for amounts included in the measurement of lease liabilities for the twelve months ended December 31, 2019 was $0.8 million and was included in net cash provided by (used in) operating activities in the Company's consolidated statement of cash flows. Upon the adoption of ASC 842 on January 1, 2019, the Company increased non-cash balances of operating lease right-of- use assets and operating lease liabilities by $2.7 million and $2.8 million, respectively. A non-cash lease expense of $0.5 million was included in adjustments to reconcile net loss to net cash used in operating activities in the consolidated statements of cash flows.

As of December 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year ending December 31,
2020	$773
2021	801
2022	829
2023	425
Total lease payments	$2,828
Less: present value adjustment	(520)
Operating lease liabilities	$2,308

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842. As of December 31, 2019, the weighted average remaining lease term is 3.5 years and the weighted average discount rate used to determine the operating lease liabilities was 11%.

For the years ended December 31, 2019, 2018 and 2017, aggregate rent expense was approximately $0.8 million, $0.6 million and $0.7 million, respectively.

Rental income was approximately $0.2 million for each of the years ended December 31, 2019, 2018 and 2017.

Sublease income is recorded as a reduction in rental expense. Future minimum lease payments to be received under existing sublease agreement as of December 31, 2019 is immaterial.

CONTRACTUAL OBLIGATIONS

Finjan Mobile

On April 21, 2017, the Company and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will use the VPN Platform as part of its Vital Security™ suite of product offerings. Avira also granted Finjan Mobile related license rights in connection with the Distribution Agreement and starting July 1, 2017, Finjan Mobile will pay Avira $3.9 million in fees under the Distribution Agreement, payable in 12 quarterly installments of $0.3 million over 3 years. The Company has analyzed the terms of the agreement and has accounted for the transaction as a service agreement, to be expensed over the service period. As of December 31, 2019, the Company has a $0.7 million contractual obligation due over the next 2 quarters.

Finjan Blue

As described in Note 4, pursuant to the Patent Assignment Agreement, Finjan Blue acquired select IBM patents in the security sector (the “IBM Security Patents”) in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years. The Company’s initial $2.0 million payment was made on August 24, 2017, a second payment on August 24, 2018 and a third payment on September 9, 2019. As of December 31, 2019, the Company has a $4.0 million obligation due over the next 2 years, which has been recorded at its present value as a component of other liabilities on the accompanying consolidated balance sheets.

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

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183-CAB (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC and ESET SPOL S.R.O. (collectively "ESET") in the United States District Court for the Northern District of California (Case No. 3:16-cv-03731-JD (N.D. Cal.)) on July 1, 2016, asserting that ESET infringes Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,975,305; 8,079,086; 9,189,621; and 9,219,755 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, ESET ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, Host-based Intrusion Prevention System (HIPS), and ESET LiveGrid technologies including ESET’S Home Protection, Small Office, and Business product lines and ESET Services. Finjan seeks entry of judgment that ESET has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. The case was transferred to the Southern District of California on January 31, 2017. This action is before the Honorable Cathy Ann Bencivengo. Details on procedures prior to December 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The Court’s prior Scheduling Order set a trial date of October 29, 2019. On July 30, 2019, ESET filed an Ex Parte Motion to Amend the Scheduling Order, due to ESET’s trial counsels’ move to another law firm, and on July 31, 2019, the Court granted ESET’s motion and vacated “all pending deadlines and hearing dates.” On September 24, 2019, the Court issued an Order concerning the parties’ dispositive and Daubert motions, denying some motions, providing tentative rulings on others, and requesting oral argument on the remaining, which the Court heard on September 26, 2019. On October 16, 2019, the Court issued its Order on Motions for Summary Judgment and Motions to Exclude or Strike. On November 11 and 13, 2019 the

parties filed motions for reconsideration of the Court’s summary judgment orders. On December 23, 2019 the Court denied Finjan’s Motion for Reconsideration. On December 30, 2019 the Court granted in-part and denied in-part ESET’s Motion for Reconsideration. On January 10, 2020 the Court ordered a Mandatory Settlement Conference be held on February 10, 2020. The settlement conference was held in person before the Honorable Magistrate Judge Bernard G. Skomal and did not result in any resolution between the parties at that time. A pretrial conference and motion in limine hearing was held on February 21, 2020, the Pretrial Order was entered on February 25, 2020, and the jury trial is to commence on March 9, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Cisco Systems, Inc., Case No. 5:17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 8,141,154; and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of judgment that Cisco has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Beth Labson Freeman. Details on procedures prior to December 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. On February 5, 2019, the Court issued an Order Construing Additional Claims in U.S. Patent Nos. 6,154,844; 6,804,780; and 7,647,633. On April 15, 2019, Cisco filed a Motion for Reconsideration of the Court’s Order Construing Additional Claims with respect to Patent No. 7,647,633, and on April 30, 2019, the Court granted Cisco’s Motion for Reconsideration. On May 7, 2019, the Court issued an Order modifying the dates for summary judgment briefing, so that the opening summary judgment briefs were filed on October 22, 2019, oppositions on November 12, 2019, and replies on November 26, 2019. Finjan filed a motion for summary judgment of validity of U.S. Patent Nos. 6,154,844, 7,647,633, and 8,677,494, and Cisco filed a partial motion for summary judgment of non-infringement of U.S. Patent Nos. 6,804,780, 7,647,633, and 8,141,154, and of no pre-suit damages. The hearing on summary judgment motions was held on January 9, 2020. On February 3, 2020, the Court denied Finjan’s Motion for Summary Judgement of validity. The final pretrial conference is scheduled for April 30, 2020 and a jury trial is scheduled to commence on June 1, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket Nos. 2 Ni 53/16 (EP). 4c O 33/16 (German Litigations)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O., a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringed Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software products including ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan has sought cease and desist orders against both defendants for offering or delivering the challenged products, under penalty of a fine for each violation of such orders, for orders providing Finjan with profit information regarding the challenged products, and for damages which Finjan has suffered or shall suffer as a result of ESET offering or delivering the challenged products since November 1, 2008. The infringement hearing was held on October 5, 2017. On November 24, 2016, ESET filed a nullity action with the Federal German Patent Court (the “Court”). On November 9, 2017, the Düsseldorf District Court issued a formal order to take evidence through the opinion of a court-appointed expert. The infringement proceedings in the Düsseldorf District Court were later stayed pending resolution in the nullity action. Finjan responded to the nullity action contesting the nullity action completely and requesting the Court to reject the action and impose the cost of the proceedings to the claimant. The nullity hearing was held on November 29, 2018, and the Court issued its decision in German determining the claims at issue to be unpatentable. Finjan filed an appeal of the Court’s judgment with the Federal Court of Justice of Germany on April 25, 2019, and its Appeal Brief on July 25, 2019. ESET’s Reply to the Appeal Brief was filed on November 29, 2019. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

and 6,965,968 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Appliance Products utilizing Capture ATP and/or Gateway Security Services and Email Security Products utilizing Capture ATP and/or Gateway Security Services. Finjan seeks entry of judgment that SonicWall has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Beth Labson Freeman. Details on procedures prior to December 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. A claim construction hearing was held on March 1, 2019, and the Court issued an Order Construing Claims in U.S. Patent Nos. 6,154,844; 6,965,968; 7,058,822; 7,613,926; 7,647,633; and 8,225,408 on March 26, 2019. On April 30, 2019, SonicWall filed a motion for leave to Conduct Additional Claim Construction Proceedings, which the Court denied on May 7, 2019. The parties participated in a court-ordered mediation on September 18, 2019, without resolution. On October 3, 2019, SonicWall filed a motion for leave to Conduct Additional Claim Construction Proceedings, which Finjan opposed on October 7, 2019. On October 11, 2019, the Court granted in part SonicWall's motion for leave to conduct additional claim construction proceedings, and set a Markman hearing for January 17, 2020. On December 12, 2019, the Court vacated the January 17, 2020 Markman hearing pursuant to stipulation between the parties. A final pretrial conference is scheduled for March 18, 2021, and a jury trial to commence on May 3, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Bitdefender Inc., et al., Case No. 4:17-cv-04790-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Bitdefender Inc. and Bitdefender S.R.L. (“Bitdefender”) in the United States District Court for the Northern District of California on August 16, 2017, asserting that Bitdefender is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 7,930,299; 8,141,154; and 8,677,494 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Total Security, Family Pack, Internet Security, Antivirus Plus, Security for XP and Vista, Antivirus for Mac, Mobile Security, GravityZone Enterprise Security, GravityZone Elite Security, GravityZone Advanced Business Security, GravityZone Business Security, Hypervisor Introspection, Security for AWS, Cloud Security for MSP, GravityZone for xSP, and BOX. Finjan seeks entry of judgment that Bitdefender has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Haywood S. Gilliam, Jr. Details on procedures prior to December 2018 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. A claim construction hearing was held on June 6, 2018. A Claim Construction Order issued on February 14, 2019 and a further case management conference was held on March 12, 2019. On June 18, 2019, Bitdefender filed a Motion to Amend/Correct Counterclaims, Finjan opposed the motion on July 2, 2019, and on July 9, 2019, Bitdefender replied. The matter was taken under submission by the Court. Pursuant to the Court’s Scheduling Order, dispositive motions were filed on November 7, 2019, oppositions on December 5, 2019, and replies on December 19, 2019. A jury trial was set to commence on April 6, 2020. On January 23, 2020, the parties filed a Joint Stipulation of Dismissal with Prejudice pursuant to a confidential settlement agreement between the parties, which the Court granted on the same day.

Finjan, Inc. v. Juniper Networks, Inc., Case No. 3:17-cv-05659-WHA (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Juniper Networks, Inc. (“Juniper”) in the United States District Court for the Northern District of California on September 29, 2017, asserting that Juniper is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 7,613,926; 8,141,154; 8,677,494; 7,975,305; and 8,225,408 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, SRX Gateways, SRX Gateways using Sky ATP, and Contrail. Finjan seeks entry of judgment that Juniper has infringed and is infringing the Asserted Patents, has and is inducing infringement, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action was before the Honorable William H. Alsup. Details on procedures prior to January 2019 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. On January 10, 2019, subsequent to the December 2018 trial and jury verdict concerning the ‘494 Patent, the parties filed and briefed Motions for Judgment as a Matter of Law (“JMOL”). On March 11, 2019, the Court denied Finjan’s motion for JMOL, a new trial, and certification for interlocutory appeal, and held Juniper’s renewed motion for JMOL in abeyance. A trial for Juniper’s equitable defenses, counterclaims, and Section 101 defense was set for July 29, 2019, but was subsequently vacated. On March 28, 2019, Juniper filed a Motion for Sanctions, and on March 29, 2019, Finjan filed a Rule 60(b) Motion for Relief from Judgment. Hearings on these motions were heard on May 9, 2019. On May 22, 2019, the Court issued an Order denying Finjan’s Rule

60(b) motion, and held in abeyance Juniper’s motion for sanctions. The second round of early summary judgment motions were briefed during February, March, and April, with a hearing on May 2, 2019. Finjan moved for summary judgment of infringement of Claim 1 of the ‘154 Patent, and Juniper moved for summary judgment of non-infringement of Claim 9 of the ‘780 Patent. On May 8, 2019 the Court denied Finjan’s motion, granted Juniper’s motion, issued an Order to Show Cause why summary judgment should not be granted regarding Claim 1 of the ‘154 Patent, and set a jury trial to commence on October 21, 2019. The parties filed responses to the Order to Show Cause, and filed respective replies to the same. On June 19, 2019, the Court entered the Fourth Amended Case Management Order setting a hearing on summary judgment motions for September 12, 2019, a hearing on Daubert motions for October 3, 2019, and a pretrial conference for October 9, 2019. A court-ordered settlement conference was held before U.S. Magistrate Judge Nathanael M. Cousins on July 9, 2019. On July 23, 2019, the Court issued an Order re the Order to Show Cause granting summary judgment of noninfringement of Claim 1 of the ‘154 Patent. On August 2, 2019, the parties filed a Joint Stipulation of Dismissal with Prejudice with respect to specific patents, claims, and counterclaims. On August 6, 2019, the Court issued an Order re Proposed Judgment, requesting the parties to jointly file a proposed judgment, and on August 8, 2019 the parties filed competing proposed judgments. On August 13, 2019, the Court entered Judgment in the case. On September 9, 2019, Finjan filed a Notice of Appeal to the Court of Appeals for the Federal Circuit (19-2405). Finjan’s Opening Brief was filed on December 18, 2019, Juniper’s Response is due on March 27, 2020, and the projected date for Finjan’s Reply is April 17, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Finjan, Inc. v. Trustwave Holdings, Inc., C.A. No. N18C-04-006 WCC-CCLD (Del. Super. Ct.)

Finjan filed a breach of contract lawsuit against Trustwave Holdings, Inc. (“Trustwave”) in the Superior Court of Delaware on April 4, 2018, asserting that Trustwave breached a patent licensing agreement with Finjan by failing to pay owed royalties, failing to comply with audit procedures as provided by that licensing agreement, and for failing to pay for that audit. Finjan seeks entry of judgment that Trustwave be ordered to pay damages due to the breach of the agreement and the cost of the audit, including interest, and that Finjan be awarded attorneys’ fees. This action is before the Honorable William C. Carpenter, Jr. Trustwave moved to dismiss the Complaint on June 8, 2018, and a hearing on the Motion to Dismiss was heard on November 19, 2018. On February 11, 2019, Judge Carpenter issued an Order denying Trustwave’s Motion to Dismiss and permitting Finjan’s Breach of Contract suit to proceed. On February 19, 2019, Trustwave filed its Answer and Affirmative Defenses to Finjan’s Complaint. A schedule has not yet been set in the case. Discovery is ongoing. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Check Point et al., Case No. 3:18-cv-02621-WHO (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Check Point Software Technologies Inc. and Check Point Software Technologies Ltd. (collectively “Check Point”) in the United States District Court for the Northern District of California on May 3, 2018, asserting that Check Point is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,965,968; 7,418,731; 7,647,633; 8,079,086; 8,141,154; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Check Point’s Next Generation Firewall and Security Gateway products, Blade products, CloudGuard products, Endpoint Protection products, Advanced Threat Prevention products, Mobile Security products, ZoneAlarm products, Threat Intelligence products, Security Management and Policy Management products, ThreatCloud Managed Security Service products, Smart-1 Appliance products, products using SandBlast technology, and products utilizing the Gaia Operating System. Finjan seeks entry of judgment that Check Point has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable William H. Orrick. On July 16, 2018, Check Point Software Technologies Inc. filed its Answer. A case management conference was held on August 14, 2018. On November 21, 2018, Check Point Software Technologies Inc. filed its Amended Answer. On December 5, 2018, Finjan filed a Motion to Strike Check Point’s Affirmative Defenses of lack of standing for the ‘154 Patent, prosecution laches, and inequitable conduct for the ‘154 and ‘494 Patents. On January 8, 2019, Check Point Software Technologies Ltd. filed its answer and affirmative defenses. On January 25, 2019, the Court granted Finjan’s Motion to Strike Check Point’s Affirmative Defenses of lack of standing and prosecution laches with leave to amend its prosecution laches defense and denied the Motion to Strike with respect to inequitable conduct. On February 12, 2019, Check Point filed a Motion for Leave to Amend its Answer and Affirmative Defenses to include inequitable conduct defenses for the ‘086, ‘633, and ‘844 Patent, and unenforceability defense based on a terminal disclaimer filed for the ‘086 Patent. Finjan’s Opposition was filed on February 26, 2019, and Check Point’s Reply was filed on March 5, 2019. On April 2, 2019, the Court issued an Order granting Check Point’s Motion for Leave to Amend its Answer and Affirmative Defenses, and on April 3, 2019, Check Point filed its Second Amended Answer and Affirmative Defenses. Between May and November 2019, the parties engaged in briefing regarding Check Point’s motions to strike Finjan’s amended infringement contentions. The Court issued an order on January 17, 2020 granting in part the motion to strike Finjan’s second amended infringement contentions. The Court also issued a notice of intent to appoint a special master to address the remainder of the dispute and on February 14, 2020 appointed Magistrate Elizabeth Laporte as the special master.. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Rapid7, Inc. et al., Case No. 1:18-cv-01519-MN (D. Del)

Finjan filed a patent infringement lawsuit against Rapid7, Inc. (“Rapid7”) in the United States District Court for the District of Delaware on October 1, 2018, asserting that Rapid7 is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,757,289; 7,613,918; 7,975,305; 8,079,086; 8,141,154; 8,225,408; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Rapid7’s InsightIDR, InsightVM (Nexpose), InsightAppSec, AppSpider, and Metasploit and Komand technologies, including Rapid7 Insight Platform products. Finjan seeks entry of judgment that Rapid7 has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Maryellen Noreika. The Court held claim construction hearings on January 15 and January 22, 2020 and issued a claim construction order on February 25, 2020. The deadline for dispositive and Daubert motions is August 7, 2020, a pretrial conference is set for February 8, 2021, and trial for February 22, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.

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

Palo Alto Networks and Symantec Corp. filed Notices of Appeals for IPR2015-01979/IPR2016-00919 and IPR2016-00151/IPR2016-01071 to the United States Court of Appeals for the Federal Circuit on July 19, 2017 (Case Nos. 17-2314 and 17-2315). On July 24, 2017, the Federal Circuit consolidated the two appeals. On October 30, 2017, Palo Alto Networks and Symantec Corp. filed their Opening Appellant Brief. Finjan’s Responsive Brief was filed on December 20, 2017. Palo Alto Networks and Symantec Corp.’s Reply Brief was filed on January 25, 2018. On March 7, 2018, Symantec filed a Motion to Withdraw from appeal numbers 17-2314 and 17- 2315. On March 13, 2018, the Federal Circuit granted Symantec’s Motion to

Withdraw. Oral argument was heard on June 6, 2018. On November 19, 2018, the Federal Circuit upheld the PTAB’s decision in IPR2015-01979 and vacated the PTAB’s decision in IPR2016-00151 and remanded the proceeding to be consistent with the Supreme Court’s decision in SAS Institute. On January 23, 2019, the PTAB modified its institution decision to include review of dependent claims 9 and 12. Petitioner’s Institution Opening Brief was filed on February 13, 2019, Patent Owner’s Response was filed on March 6, 2019, Petitioner’s Reply was filed on March 13, 2019, and Patent Owner’s Sur-reply was filed on March 20, 2019. Oral argument was heard on March 26, 2019. On May 15, 2019, the PTAB issued its Final Written Decision on Remand maintaining the validity of claims 1-12. On July 17, 2019, Palo Alto Networks filed a Notice of Appeal for IPR2016-00151 to the United States Court of Appeals for the Federal Circuit (Case No. 19-2151). Palo Alto Networks’ filed its Opening Brief on November 27, 2019, and the Director of the USPTO intervened in the appeal on January 6, 2020. Finjan’s Response Brief is due on March 20, 2020, Intervenor’s Brief is due on March 4, 2020, and Palo Alto Networks’ Reply is due on April 10, 2020. No date for oral argument has been set.

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

U.S Patent No. 7,975,305 (Assignee, Finjan, Inc.)
On July 4, 2017, ESET, LLC and ESET SPOL S.R.O. (collectively “ESET”) filed a Petition for IPR of U.S. Patent No. 7,975,305 (IPR2017-01738). Finjan filed its POPR on November 3, 2017. On January 31, 2018, the PTAB instituted IPR on claims 1-25. Finjan’s Patent Owner Response was filed on August 21, 2018 and Petitioner’s Reply was filed on November 5, 2018. Oral argument was heard on December 3, 2018. On January 24, 2019, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. On March 25, 2019, ESET filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Case No. 19-1716). ESET filed its Opening Brief on September 6, 2019. On October 18, 2019 the United States Patent and Trademark Office (“USPTO”) filed a Notice of Intervention. Finjan filed its Response Brief and the USPTO filed its Intervenor Brief on November 15, 2019, and ESET filed its Reply on December 20, 2019. No date for oral argument has been set.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On December 22, 2017, Cisco Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (IPR2018-00391). Finjan’s POPR was filed on March 28, 2018. On June 5, 2018, the PTAB instituted IPR on claims 1, 4, 8, and 11-14. Finjan’s Patent Owner Response was filed on September 10, 2018, and Petitioner’s Reply was filed on December 10, 2018, and Finjan’s Sur-Reply was filed on January 30, 2019. Oral argument was heard on March 6, 2019. On May 23, 2019, the PTAB issued its Final Written Decision maintaining the validity of claim 14 and invalidating claims 1-4, 8, and 11-13. Finjan filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on June 27, 2019, and Cisco filed a Notice of Cross Appeal on July 1, 2019 (Case No. 19-2074). Finjan’s Opening Brief was filed on November 22, 2019 and Cisco’s Opening Brief on January 16, 2020. Finjan’s Reply Brief is due on March 26, 2020 and Cisco's Reply Brief is due on April 16, 2020. No date for oral argument has been set.

U.S. Patent No. 6,154,844 (Assignee, Finjan, Inc.)
On October 2, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 6,154,844 (IPR2019-00026). Finjan’s POPR was filed on January 11, 2019. On April 9, 2019, the PTAB instituted IPR on claims 1, 15, and 41. Finjan’s Patent Owner Response was filed on July 2, 2019, Petitioner’s Reply was filed on September 24, 2019, and Finjan’s Sur-Reply was filed on November 5, 2019. Oral argument was held on January 10, 2020. A Final Written Decision by the PTAB is due by April 9, 2020.

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

U.S. Patent No. 7,418,731 (Assignee, Finjan, Inc.)
On July 26, 2019, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 7,418,731 (IPR2019-01403). Finjan’s POPR was filed on November 22, 2019. On December 18, 2019, the PTAB denied institution of IPR. On January 14, 2020, Juniper filed a Request for Rehearing, and on February 27, 2020 the PTAB denied the request.

U.S. Patent No. 8,079,086 (Assignee, Finjan, Inc.)
On September 18, 2019, Unified Patents, Inc. filed a Petition for IPR of U.S. Patent No. 8,079,086 (IPR2019-01611). Finjan’s POPR was filed on January 23, 2020, and Unified’s Reply to POPR was filed on February 11, 2020.

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

NOTE 9 – LICENSE, SETTLEMENT AND RELEASE AGREEMENTS

On October 3, 2019, the Company, and its wholly-owned subsidiaries, Finjan, Finjan, Finjan Mobile, and Finjan Blue and collectively with Finjan and Finjan Mobile, the (“Finjan Subsidiaries”) announced that each of the Finjan Subsidiaries entered into a Confidential Patent License Agreement (collectively, the “License Agreements”) with Mimecast Limited (“Mimecast”), each effective as of September 30, 2019 (“Effective Date"). In addition, to achieve global patent peace between the companies, the Company and Mimecast and Mimecast North America, Inc. have entered into mutual covenants not to sue for a certain number of years, among other terms (the “Letter Agreement”). As part of the License Agreements, Mimecast and its licensed affiliates (the “Mimecast Parties”) obtained a license to, among others, the patents of Finjan, Finjan Mobile, and Finjan Blue, and pay Finjan $5.9 million in cash within five (5) business days of the Effective Date, which payment was received by Finjan on October 3, 2019, and recognized as revenues as of October 3, 2019, in accordance with the Company’s revenue recognition policy as described in Note 2. Further, upon acquisition of Mimecast or acquisitions by Mimecast, additional one time license fees may be due to Finjan. The remaining terms of the License Agreements and the Letter Agreement are confidential.

On May 1, 2019, the Company, and its wholly-owned subsidiary, Finjan, announced that Finjan and Zscaler, Inc. (“Zscaler”) entered into a Confidential Patent License and Settlement Agreement (the “License and Settlement Agreement”) effective as of April 30, 2019 (“Effective Date”). Specifically, the parties have resolved and settled all claims between them. As part of the settlement and pursuant to the License and Settlement Agreement and related agreements, Zscaler and its licensed affiliates (the “Zscaler Parties”) obtained a license to, among others, the patents of Finjan, Finjan Mobile, Inc., and Finjan Blue, Inc. (collectively with the Company, the “Finjan Parties”) and pay Finjan $7.25 million in cash within five (5) business days of the Effective Date of the License and Settlement Agreement, which payment has been received by Finjan on April 30, 2019, and recognized as revenues as of April 30, 2019, in accordance with the Company’s revenue recognition policy as described in Note 2. Further, upon acquisition of Zscaler or acquisitions by Zscaler, additional one-time license fees may be due to Finjan equal to eight percent (8%) of the gross revenues of certain qualifying products and services for the four (4) concluded quarters immediately preceding the acquisition. The License and Settlement Agreement and related agreements also contained mutual covenants not to sue and mutual releases, among other terms. The remaining terms of the License and Settlement Agreement and related agreements are confidential.

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

STOCK REPURCHASE PROGRAM

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. The repurchases under the share repurchase program were made in the open market or in privately negotiated transactions and were funded from the Company’s working capital. All shares of common stock repurchased under the Company’s share repurchase program were retired and restored to authorized but unissued shares of common stock at December 31, 2018. During 2018, the Company repurchased 686,492 shares of its common stock under the share repurchase program, for an aggregate purchase price of approximately $2.0 million, or a weighted average cost of $2.93 per share. In accordance with ASC 505-30-30-8, we charged the excess over the par value entirely to retained earnings in recognition of the fact that a corporation can capitalize or allocate retained earnings for such purposes. As of December 31, 2019, the Company had a remaining authorization of $8.0 million for future share repurchases.

PREFERRED STOCK

During 2018 and 2017, the Company retired all shares of the Series A and A-1 Preferred stock. The Company accretes changes in redemption value over the period from the date of issuance to the earliest redemption dates of the security. The Company recorded a deemed dividend of $0.9 million and $4.6 million during 2018 and 2017, respectively, representing an increase to the Preferred Stock's redemption (liquidation) value.

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

As of December 31, 2019 the aggregate intrinsic value of the warrant was $0, with a weighted average contracted term of 0.5 years.

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

During 2017, the Company completed an underwriting agreement with B. Riley & Co., LLC pursuant to which the Company agreed to issue and sell an aggregate of 4.1 million shares of its common stock, par value $0.0001per share at a public offering price of $3.15 per share gross proceeds, with net proceeds to the Company of $2.90 per share, for a total of $12.0 million.

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

The Company shareholders approved the 2014 Plan at the annual meeting of stockholders held July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance. On June 21, 2017, at the annual meeting of stockholders, the Company's shareholders approved an increase of 1,000,000 shares to the Finjan Holdings, Inc. 2014 Plan and added an “evergreen” feature which provides for the annual replenishment of shares to the 2014 Plan share reserve without stockholder approval (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). As of December 31, 2019, the Company has 2,820,870 shares available for issuance under the 2014 Plan.

Total stock-based compensation for stock options and restricted stock awards, of $1.0 million, $1.6 million, and $0.8 million was recorded in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, respectively. The stock-based compensation expense is for options and restricted stock awards granted to certain employees and members of the Board of Directors.

STOCK OPTIONS

The following is a summary of stock option activity during the years ended December 31, 2019 and 2018:

	Number of Options Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (thousands)
Outstanding – December 31, 2017	2,341,340	$1.77	5.78	$1,087
Options granted	376,667	2.41
Options exercised	224,400	1.59
Options forfeited	6,961	1.42

Outstanding – December 31, 2018	2,486,646	$1.89	7.01	$1,550
Options granted	50,832	3.02
Options exercised	—
Options forfeited	181,281	2.23

Outstanding – December 31, 2019	2,356,197	$1.89	5.93	$628

Exercisable – December 31, 2019	1,843,468	$1.75	5.34	$624

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model on the date of grant. For the years ended December 31, 2019 and 2018, the assumptions used in the Black-Scholes option pricing model, which was used to estimate the grant date fair value per option, were as follows:

	2019	2018
	Employee Grants	Employee Grants
Weighted-average Black-Scholes option pricing model assumptions:
Volatility	73.01%	82.00%
Expected term (in years)	6	6
Risk-free rate	2.22%	2.24%
Expected dividend yield	0.0%	0.0%
Weighted average grant date fair value per share	$2.10	$2.22

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

As of December 31, 2019, total compensation cost not yet recognized related to unvested stock options was approximately $0.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.

RESTRICTED STOCK UNITS

The following is a summary of RSUs award activity for the years ended December 31, 2019 and 2018:

	2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of year	315,292	$2.26	438,712	$2.28
Shares granted	253,113	2.17	200,000	3.16
Shares vested	82,270	2.28	323,420	2.84

Non-vested at end of year	486,135	$2.53	315,292	$2.26

The Company estimates the fair value of the granted shares using the market price of the Company’s stock price at the grant date. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $0.3 million, $0.9 million and $0.6 million, respectively of stock-based compensation expense related to the RSUs.

As of December 31, 2019, total compensation cost not yet recognized related to unvested RSUs was approximately $0.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 12 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from firms in which a member of the Company’s board is a member. The Company incurred approximately $0.2 million, $0.3 million and $0.2 million in legal fees to these firms during the years ended December 31, 2019, 2018 and 2017 respectively. As of December 31, 2019 and 2018 the Company had balances due to these firms amounting to approximately $0.1 million and $0.2 million, respectively.

The Company entered into a sublease agreement at its headquarters, effective July 1, 2018 with Benhamou Global Ventures, a company in which one of the Company's Directors serves as Chairman and CEO. Rental income from the sublease is approximately $15,000 quarterly for an undefined term.

The Company entered into a second sublease agreement at its headquarters, effective July 1, 2018 with a portfolio company in which one of the Company's Directors is an investor. Rental income from the sublease was approximately $45,000 quarterly. This sublease agreement was terminated in December, 2019.

NOTE 13 – INCOME TAX

The domestic and foreign components of loss before income taxes from operations for the years ended December 31, 2019, 2018 and 2017 are as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$(22,708)	$29,110	$17,120
Foreign	—	(320)	(469)
	$(22,708)	$28,790	$16,651

The provision (benefit) for income tax for the years ended December 31, 2019, 2018 and 2017, consist of the following:

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Federal:
Current	$(641)	$4,010	$—
Deferred	(4,630)	2,231	7,694

State:
Current	(1,121)	1,329	43
Deferred	(209)	482	269

Foreign:
Current		—	—
Deferred	—	73	(129)

	(6,601)	8,125	7,877

Change in valuation allowance	383	(73)	(14,037)
Income tax provision (benefit)	$(6,218)	$8,052	$(6,160)

The expected tax expense (benefit) based on the statutory rate is reconciled with actual tax expense (benefit) as follows:

	For the Years Ended December 31,
	2019	2018	2017
U.S. Federal statutory rate	21.0%	21.0%	34.0%
State rate, net of federal benefit	3.2%	5.0%	2.8%
Permanent differences:
Change in tax rate	—%	—%	16.4%
Impact of tax reform	—%	—%	(16.4)%
Foreign derived intangible income benefit	3.7%	(0.4)%	—%
Deferred tax adjustment	(0.5)%	0.5%	(0.3)%
Stock based compensation	—%	(0.4)%	0.1%
§162(m) limited compensation	—%	1.1%	—%
Foreign tax rate difference	—%	—%	0.3%
Fair value measurement of warrants	—%	2.5%	(4.5)%
Other	—%	(1.6)%	(1.6)%
Change in valuation allowance	(0.1)%	0.3%	(67.9)%
Income tax provision (benefit)	27.3%	28%	(37.1)%

The approximate tax effects of temporary differences, which give rise to significant deferred tax assets and liabilities, are as follows:

	As of December 31,
	2019	2018	2017
	(in thousands)
Deferred tax assets
Net operating losses	$5,346	$535	$3,912
Stock-based compensation	772	736	572
Intangible assets	1,983	2,412	2,190
Other	359	340	115
Total deferred tax assets	8,460	4,023	6,789
Valuation allowance	(918)	(535)	(462)
Deferred tax asset, net of valuation allowance	7,542	3,488	6,327
Deferred tax liability	(275)	(677)	(126)
Net deferred tax assets	$7,267	$2,811	$6,201

As of December 31, 2019, the Company had $20.7 million and $6.7 million of federal and state net operating losses ("NOL") carryforwards, respectively. As of December 31, 2019, the Company had foreign NOL carryforwards of approximately $2.3 million.

The use of NOL and tax credit carryfowards may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 and 383 of the U.S. Internal Revenue Code (“IRC”), and similar state provisions.The annual limitation may result in the expiration of NOL and tax credit carryforwards before they are used.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, carryback potential, projected future taxable income and tax planning strategies in making this assessment Management has considered both positive and negative evidence in evaluating the need for a valuation allowance and has given more weight to the objective evidence. At the end of 2019, management's assessment is that no valuation allowance against its federal deferred tax assets is deemed necessary, and a partial valuation a portion of the state net operating losses is necessary. The Company’s foreign subsidiary had generated book and tax losses since its inception. Management has determined that it is more likely than not that the foreign deferred tax assets will not be realized. As such, the Company has maintained the valuation allowance against its foreign deferred tax assets. The change in valuation allowance for the years ended December 31, 2019, 2018 and 2017, is $0.4 million, ($0.1) million and ($14.0) million, respectively.

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

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation was yet to be issued, our accounting of the transition tax and deferred tax remeasurements were incomplete as of December 31, 2017. The 2017 Federal corporate income tax return was filed in Q4 2018.

The final analysis and impact of the Act is reflected in the tax provision and related tax disclosures for the year ended December 31, 2018. There were no material differences to the originally estimated $2.8 million remeasurement of deferred tax assets or transition tax liability.

NOTE 14 - SUBSEQUENT EVENTS

Management of the Company evaluates events or transactions that have occurred after the balance sheet date through the date the financial statements are issued.

On January 24, 2020, the Company announced that each of the Finjan Subsidiaries have entered into a Confidential Patent License and Settlement Agreement (collectively, the “License Agreements”) with Bitdefender Inc., a Florida Corporation and Bitdefender S.R.L., a Romanian corporation (collectively, “Bitdefender”), each effective as of January 23, 2020 (“Effective Date”). As part of the License Agreements, Bitdefender will obtain a license to, among others, the patents of Finjan, Finjan Mobile, and Finjan Blue, and pay Finjan $3.8 million in cash. Further, upon acquisition of Bitdefender or acquisitions by Bitdefender, additional one-time license fees may be due to Finjan. The remaining terms of the License Agreements are confidential.