Form 10-K/A
period 2019-12-31
FINJAN HOLDINGS, INC.
filed 2020-04-29
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K/A
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
As of April 10, 2020, there were 27,700,242 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 of Finjan Holdings, Inc. (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 4, 2020 (the “Original Filing Date”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of our fiscal year ended December 31, 2019. Therefore, the Company is hereby filing an amendment to its Form 10-K to include the disclosures required by Part III of Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14 and Part IV, Item 15 of the Original Form 10-K are hereby amended and restated in their entirety. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as otherwise specifically defined herein, all defined terms used in the Original Form 10-K shall have the same meanings in this Amendment No. 1. Except as otherwise required by the context, references in this Amendment No. 1 to “the Company” “Finjan” “Finjan Mobile” "Finjan Blue" “we” “us” or “our” refer to the combined business of Finjan Holdings, Inc. and all of its subsidiaries.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board of Directors is currently comprised of eight directors. In accordance with our current certificate of incorporation, our Board of Directors is divided into three classes of directors, with the classes as nearly equal in number as possible, each serving staggered three-year terms. The classification of directors will have the effect of making it more difficult for stockholders to change the composition of our Board. Our charter provides that the number of directors shall consist of not less than three and not more than fifteen members, with the exact number to be fixed at the discretion of the Board.

The following table sets certain information concerning our current directors, including their names, ages (as of April 10, 2020), and the year in which their current term as directors expires.

Name	Position	Age	Class	Director Since	Term Expires
Daniel Chinn	Director (1)	54	1	2013 (3)	2022
Eric Benhamou	Director (1)	64	1	2013	2022
Michael Southworth	Director (2)	47	1	2014	2022
Alex Rogers	Director (1)	45	2	2013	2020
Glenn Daniel	Director (2)	73	2	2014	2020
Harry Kellogg	Director (2)	76	3	2014	2021
Gary Moore	Director (4)	70	3	2015	2021
John Greene	Director (5)	44	3	2018	2021

(1) Messrs. Chinn, Benhamou and Rogers were appointed to serve as members of our Board of Directors as of June 23, 2013.

(2) Messrs. Daniel, Kellogg and Southworth were appointed to serve as members of our Board of Directors as of April 4, 2014.

(3)  Mr. Chinn also served as Chief Executive Officer of Finjan, Inc., our subsidiary, until April 2, 2014 when he transitioned to focus his time on serving on the Company’s Board of Directors.

(4)  Mr. Moore was appointed to serve as a member of our Board of Directors as of November 5, 2015.

(5) Mr. Greene was appointed to serve as a member of our Board of Directors as of June 20, 2018.

 Nominations & Qualifications

 Class 1 Directors

Daniel Chinn.  Mr. Chinn has been a director of the Company since June 2013, has served as a director of the Company’s subsidiary, Finjan, Inc., since 2007 and was the CEO of Finjan, Inc. from 2010 until April 2014. He also served as a director (from 2006) of Finjan Software, Inc., a Delaware corporation and a former parent company of Finjan, Inc. and the Chief Executive Officer (from 2010) of Finjan Software, Inc., until its dissolution in 2013. Since January 2019, Mr. Chinn has also been a Partner at Amar Reiter Jeanne Shochatovitch & Co. , an Israeli law firm, where he specializes in corporate and transactional matters. From 2011 through 2018, Mr. Chinn was a Partner at Tulchinsky Stern Marciano Cohen Levitski & Co. Prior to joining Tulchinsky Stern Marciano Cohen Levitski & Co., from 2009 to 2010, Mr. Chinn was the Chief Executive Officer of Seambiotic Ltd., which developed and produced marine microalgae for the food additives sector and as an energy alternative source, and from 2006 to 2010, he was a Partner at Israel Seed IV, L.P., an investment company focusing on Israeli information technology and life sciences companies. Mr. Chinn brings to our Board of Directors his deep knowledge and understanding of the Company’s business, gained over 7 years of service in board and management capacities of Finjan, Inc. and FSI, and his experience in leading and advising other small market companies as investor, director, executive officer and legal counsel.

Eric Benhamou. Mr. Benhamou has been a director of the Company since June 2013 and has served as a director of the Company’s subsidiary, Finjan, Inc., since 2006. Mr. Benhamou is also the Founder and General Partner of Benhamou Global Ventures (BGV) which he founded in 2003. Mr. Benhamou has 45 years of experience in the IT industry, including 16 years of active venture capital experience, with active investments in early stage information technology firms focused on global enterprise markets. Among U.S. public companies, he serves as a director (formerly Chairman) of Cypress Semiconductor Corporation, a semiconductor company (since 1993) and SVB Financial Group, a diversified financial services company, bank holding company and financial holding company (since 2005). Mr. Benhamou also currently serves on the boards of Grid Dynamics (GDYN), Ayehu, Virtual Instruments, Secret Double Octopus, 6dbytes, Silicon Valley Bank (SVBFG), and Finjan Holdings (FNJN). Prior to BGV, Mr. Benhamou served as 3Com’s CEO until the end of 2000, and as Chairman until the acquisition of the company by HP. He also served as Palm’s CEO until the end of 2003, and as Chairman until the acquisition of the company by HP. Mr. Benhamou has extensive corporate governance experience, having served on more than 25 corporate boards, including 11 publicly traded companies such as 3Com, Cypress, SVB, Finjan, Palm, Netscape, Legato and Real Networks. Through his career, Mr. Benhamou participated in 7 IPO’s and 35 M&A transaction’s. He served on the boards of several non-profit organizations and was the Founding Chairman of the Israel Venture Network. He holds a Masters degree from Stanford’s School of Engineering, a diplôme d’Ingénieur and a doctorate from the Ecole Nationale Supérieure d’Arts et Métiers. We believe that Mr. Benhamou’s extensive experience managing public companies in the technology sector, his expertise in venture and other financial transactions, and his engineering expertise makes him well-qualified to serve on our Board of Directors.

Michael Southworth. Mr. Southworth has been a director of the Company since April 2014.  He is also the General Manager of the Intelligent Self-Service business at Verint Systems, Inc (“Verint”), a leading provider of customer engagement solutions.  Previously, Mr. Southworth was CEO of Contact Solutions (“CS”), a company acquired by Verint in February 2016 and led CS’s business transformation, including strategy planning, risk mitigation, executive recruitment and change management. For over two decades, Mr. Southworth has directed companies from the start-up phase through major periods of growth, and has been behind over $100 million in private equity and debt financing. Prior to CS, Mr. Southworth was Senior Vice President of Global Wireless Solutions at Corning.  In addition, he held senior financial roles at a number of technology companies including MobileAccess Networks, Lucent Technologies, and Chromatis Networks.  Mr. Southworth holds a Bachelor of Science, Biology, Business concentration, from the University of California at Berkeley. He is a Certified Public Accountant in the State of California. Mr. Southworth brings to the board his wealth of experience with early stage growth companies, particularly in the technology space, and his expertise in private equity and debt financing.

Class 2 Directors

 Alex Rogers. Mr. Rogers has been a director of the Company since June 2013 and has served as a director of the Company’s subsidiary, Finjan, Inc., since 2006. Mr. Rogers also serves as a managing director of HarbourVest Partners LLC, which he joined in 1998. At HarbourVest, Mr. Rogers focuses on direct co-investments in growth equity, buyout, and mezzanine transactions in Asia, Europe, and emerging markets regions. Mr. Rogers joined HarbourVest in 1998 as an associate and rejoined the Firm in 2002 after receiving his MBA. He spent over nine years in London and four years in Hong Kong expanding and managing the direct co-investment teams. He has also been actively involved in the Firm’s investment risk and business development activities, including the listing of HarbourVest Global Private Equity Limited (HVPE). He serves as a board member at Preston Hollow Capital and serves as an observer at Information Resources, Inc. His previous experience includes two years with McKinsey & Company. Mr. Rogers received a BA (summa cum laude) in Economics from Duke University in 1996 and an MBA from Harvard Business School in 2002, where he graduated with high distinction and was named a Baker Scholar. Mr. Rogers brings to the board his global expertise in capital markets, private equity and strategic transactions, as well as his experience serving on the boards of numerous portfolio and other companies.

Glenn Daniel.  Mr. Daniel has been a director of the Company since April 2014 and was formerly a Managing Director at the global investment bank Houlihan Lokey, where he was head of Houlihan Lokey’s San Francisco office for 15 of his 25 years with the firm. During this time, he advised boards of directors and independent committees of technology companies on fairness, valuation, and other financial matters in M&A and securities transactions.  Mr. Daniel has deep experience with litigation in financial disputes, having testified as a financial expert in more than 25 cases in State, Federal, and Bankruptcy Court. He previously held positions with Moody’s Investors Service and Lehman Brothers.  Mr. Daniel holds a Bachelor of Arts in German & Economics and a Master of Science in Finance from the University of Wisconsin, Madison. He is a Chartered Financial Analyst (CFA) and a member of the CFA Institute.  Mr. Daniel brings to the board his extensive background in finance and accounting, as well as his valuable experience with litigation and financial disputes.

Class 3 Directors

Harry Kellogg.  Mr. Kellogg has been a director of the Company since April 2014 and was previously Vice Chairman of the Board of Silicon Valley Bank, the California bank subsidiary and the commercial banking operation of SVB Financial Group, a public company.  He was also Head of Strategic Relationships for SVB Financial Group, responsible for overseeing SVB Financial Group’s venture capital, private equity, private banking and premium wine activities. Kellogg joined Silicon Valley Bank in 1986 as Senior Vice President of the Technology Division. Prior to joining Silicon Valley Bank, he was the group manager of Corporate Banking at Bank of the West for five years and started that bank’s technology lending group. He was also with Wells Fargo Bank for 13 years, including four years in the Wells Fargo Special Industries Group, a high-tech lending unit within Wells Fargo Bank.  Mr. Kellogg is and has been actively involved in many civic and industry organizations, serving on many of their boards and advisory boards. These include: TechNet, Joint Venture: Silicon Valley Network, Financial Executives International, Stanford Institute for Economic Policy Research, The Computer History Museum, California/Israel Chamber of Commerce, Nollenberger Capital Partners, The Tuck Center for Private Equity and Entrepreneurship, Pacific Community Ventures and Grameen Bank.  Mr. Kellogg is an emeritus board member of the Technology Museum of Innovation. In 2001, he was named one of Upside Magazine’s “100 People Who Changed Our World.” Mr. Kellogg holds a Bachelor of Science Degree in Business Administration & Finance from San Jose State University.  Mr. Kellogg brings to the board his valuable expertise in the banking and financial industries, his expertise on financial and accounting matters and his extensive experience service on public and private company boards of directors.

Gary Moore.  Mr. Moore has been a director of the Company since November 2015 and was formerly President and Chief Operating Officer of Cisco Systems, Inc., a leading global provider of networking and other products and services related to the communications and information technology industry. Mr. Moore held the President and COO position at Cisco from 2012 until his retirement in July 2015. Mr. Moore first joined Cisco in October 2001 as Senior Vice President, Advanced Services, and, in August 2007, he also assumed responsibility as co-lead of Cisco Services. From May 2010 to February 2011, he served as Executive Vice President, Cisco Services, and he was Cisco’s Executive Vice President and Chief Operating Officer from February 2011 until October 2012. Immediately before joining Cisco, Mr. Moore served for approximately two years as Chief Executive Officer of Netigy Corporation, a network consulting company. Prior to that, he was employed for 26 years by Electronic Data Systems (“EDS”), where he held a number of senior executive positions, including as the President and Chief Executive Officer of joint venture Hitachi Data Systems from 1989 to 1992. Mr. Moore sits on the board of KLA-Tencor Corporation, which designs, manufactures, markets and services yield monitoring and process control systems for the semiconductor manufacturing industry (since 2014), and ServiceSource International, Inc., which provides recurring revenue management, maintenance, support, and subscription solutions for technology and technology-enabled healthcare and life sciences companies (since 2016). He has previously served on the board of privately-held vArmour Networks, Inc., a data center and cloud security company (since 2015) and Unigraphics Solutions Inc., a global provider of MCAD solutions for virtual product development (Vice Chairman, 1997-1999); A.T. Kearney, an IT outsourcing business (1996-1999); Hitachi Data Systems, a provider of information storage and virtualization solutions (1993-1996); and Japan Systems Co Ltd, a provider of information systems (Chairman, 1992-1996). Mr. Moore is also an Executive in Residence at The Ohio State University Fisher College of Business. As a former senior executive with Cisco and other global companies, Mr. Moore brings to the board extensive leadership experience, as well as expertise in matters relating to international operations in the technology industry and valuable advice and guidance regarding operational and strategic issues faced by global technology companies.

        John Greene. Mr. Greene has been a director of the Company since June 2018. Mr. Greene serves as Portfolio Manager at Bardin Hill Investment Partners LP, a registered investment adviser. Mr. Greene has been at Bardin Hill since 2002 and works in the credit and long duration recoveries space. Mr. Greene also serves as a Portfolio Manager of Bardin Hill Long Duration Recoveries Management LP, which is an affiliate of its parent entity, Bardin Hill Investment Partners LP. Mr. Greene received a BA in History and Business Organization from Franklin & Marshall College in 1999. Mr. Greene had been serving as a board observer for Bardin Hill during their ownership of the Company’s Series A Preferred Stock and Series A-1 Preferred Stock. Mr. Greene brings to the Board the viewpoint of one of the Company’s largest stockholders and his valuable experience in the credit and long duration recoveries space from his service at Bardin Hill.

Executive Officers

Our executive officers are chosen by our Board of Directors and hold their respective offices until their resignation or early removal by the Board of Directors.

The following table sets certain information concerning our executive officers, including their names, ages (as of April 10, 2020), and positions with us.

Name	Position	Age	Executive Officer Since
Philip Hartstein	President & CEO (1)	43	2013
Jevan Anderson	CFO, Treasurer & Secretary (2)	50	2019
Julie Mar-Spinola	Chief Intellectual Property Officer, VP of Legal Operations (3)	63	2015

(1)  Mr. Hartstein was appointed President and Chief Executive Officer on July 10, 2014.  Previously, he served as the Company’s President from June 3, 2013, after joining Finjan, Inc., the Company’s subsidiary, in April 2013.

(2)  Mr. Anderson was appointed Chief Financial Officer, Treasurer and Secretary on June 3, 2019.

(3)  Ms. Mar-Spinola was appointed Chief Intellectual Property Officer on March 25, 2015.  Ms. Mar-Spinola has also served as Vice President, Legal Operations since joining the Company on February 3, 2014.

Philip Hartstein.  Mr. Hartstein has been serving as President and Chief Executive Officer of the Company since July 10, 2014 and as President of the Company since June 3, 2013.  He has served as President of the Company’s subsidiary, Finjan, Inc., since April 2013.  Mr. Hartstein is charged with the direction and management of current assets and future investments as well as working with the company's executive management team to execute the shareholder's vision as a public technology company. He has served as a Board Member to the Company's subsidiary, Finjan Mobile, Inc., since June 2015. In addition, Mr. Hartstein oversaw the Company's strategic LP investment in Jerusalem Venture Partners ("JVP") Cyber Strategic Partners venture fund since the Company's August 2013 investment until December 31, 2019 when the Company completed the sale of the investment. Mr. Hartstein is recognized for his expertise in IP monetization efforts, for both private and public companies often ranked as one of the lAM 300 "World's Leading IP Strategists" and twice named as one of the Top 40 "Global Players" driving the world's rapidly changing IP market. Recently, Mr. Hartstein accepted a Board seat with the Licensing Executives Society's standards development organization (SDO) working to drive standard practices into IP management and licensing, globally. Additionally, Mr. Hartstein was appointed for a three-year term on the American Intellectual Property Law Association's (AIPLA) Public Appointments Committee. Mr. Hartstein received a B.S. in Industrial Technology from California Polytechnic State University-San Luis Obispo in 2000. Today, Mr. Hartstein continues to be involved with the university's Center for Innovation and Entrepreneurship (CIE) where he is an Entrepreneur in Residence.

 Jevan Anderson.  Mr. Anderson was appointed as Chief Financial Officer, Treasurer and Secretary of the Company on June 3, 2019.  Previously, Mr. Anderson served as Senior Vice President, Corporate Advisory for Jones Lang LaSalle Incorporated (JLL). Prior to JLL, Mr. Anderson spent 10 years as a Managing Director and Co-Head of Technology Mergers & Acquisitions for Wells Fargo and RBC Capital Markets. Prior to his 17 year investment banking career, Mr. Anderson held roles in management consulting, strategic planning, corporate development and investor relations. Mr. Anderson holds an MBA from NYU Stern School of Business and a B.S. in Electrical Engineering from Lehigh University.

Julie Mar-Spinola.  Ms. Mar-Spinola was appointed as the Company’s Chief Intellectual Property Officer on March 25, 2015, and has been serving as the Company's Vice President, Legal Operations since February 3, 2014.  Previously, Ms. Mar-Spinola served as General Counsel or VP of Legal for several Silicon Valley technology companies, including Kleiner Perkins-backed Alta Devices, Inc. Ms. Mar-Spinola is currently the Chairman Emeritus and Co-Founder of ChIPs, a nonprofit corporation founded in 2005, whose mission is to support, educate and promote the advancement, development, and retention of women in IP and technology.    Ms. Mar-Spinola has been a court appointed Mediator for the US District Court for the Northern District of California, specializing in patent disputes, since 2011.  Since November 2014, Ms. Mar-Spinola has served on the Santa Clara Law, High Tech Law Institute’s High Tech Advisory Board, and since April 2015, Ms. Mar-Spinola has served on the Patent Public Advisory Committee of the U.S. Patent and Trademark Office.  Ms. Mar-Spinola received a B.A. in Chemistry from San Jose State University, and a JD from Santa Clara University School of Law in 1987.  Ms. Mar-Spinola is a member of the California State Bar and registered to practice before the U.S. Patent & Trademark Office.

Family Relationships

There are no family relationships among the members of our Board of Directors or our executive officers.

Director Independence

Our Board of Directors currently consists of eight members. Our Board of Directors determines director independence based on the definition of “independent directors” under NASDAQ Marketplace Rule 5605(a)(2). Consistent with that standard, after review of all relevant transactions and relationships, including between each director, any of his family members, and us, our executive officers and our independent registered public accounting firm, our Board of Directors has affirmatively determined that as of the date hereof, Messrs. Benhamou, Daniel, Greene, Kellogg, Rogers and Southworth are independent under the NASDAQ standard for independence.

Executive Sessions of Independent Directors

Pursuant to NASDAQ rules, in order to promote open discussion among independent directors, our Board has devoted and will continue to devote a portion of at least two of the regularly scheduled Board meetings each year to sessions of only independent directors.

Board Committees

The Board has a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. All members of the committees described below, other than Daniel Chinn and Gary Moore, are “independent” under NASDAQ Marketplace Rules.  The Board may re-assess the composition of its committees following the 2020 Annual Meeting of Stockholders.

The table below provides membership information for each of the Board committees as of April 10, 2020:

Name	Audit Committee		Compensation Committee		Nominating and Corporate Governance Committee
Eric Benhamou*	✓	Chair
Daniel Chinn
Glenn Daniel	✓		✓	Chair
Harry Kellogg			✓		✓
Alex Rogers			✓		✓
Michael Southworth	✓
Gary Moore
John Greene

* We currently have at least one Board member, Eric Benhamou, who qualifies and is designated as an independent “audit committee financial expert,” as defined in the rules of the Securities and Exchange Commission (the “SEC”).

Stockholder Recommendations of Director Nominees

The Company has made no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors since the disclosure set forth in the Company’s 2019 proxy statement for the Company’s 2019 Annual Meeting of Stockholders.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2019, none of our executive officers served as a director of or member of a Compensation Committee of any entity that has one or more executive officers serving on our Board of Directors. See “Board Committees” and “Certain Relationships and Related Party Transactions” regarding our Compensation Committee and its members.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics and Code of Ethics for Principal and Senior Financial Officers (the “Codes of Ethics”) that establish the standards of ethical conduct applicable to all directors, officers and employees of the Company. The Codes of Ethics address, among other things, conflicts of interest, compliance with disclosure controls and procedures, and internal control over financial reporting, corporate opportunities and confidentiality requirements. The Audit Committee is responsible for applying and interpreting our Codes of Ethics in situations where questions are presented to it.  Our Codes of Ethics is available for review on our website at http://ir.finjan.com/governance-docs.  In addition, to request copies of the Codes of Ethics, please make a written request to Investor Relations at Finjan Holdings, Inc., 2000 University Avenue, Suite 600, East Palo Alto, CA 94303.  We intend to satisfy the disclosure requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding amendments to, or a waiver from, our Code of Ethics for Principal and Senior Financial Officers by posting such information on our website. There were no amendments or waivers to our Code of Ethics for Principal and Senior Financial Officers in fiscal year 2019.

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Such officers, directors and 10% stockholders are also required by the SEC rules to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports, or written representations from certain reporting persons that no filings were required for such persons, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the year ended December 31, 2019.

Risk Oversight

One of the important roles of our Board is to oversee various risks that we may face from time to time. While the full Board has primary responsibility for risk oversight, it relies on senior management and utilizes its committees, as appropriate, to monitor and address the risks that may be within the scope of a particular individual or committee’s expertise. For example, senior management, particularly our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing our business strategy, identifying and assessing the related risks and implementing appropriate risk management practices and communicating regularly with the Board. The Audit Committee oversees, among other things, our financial statements and the performance of our internal audit function.  The Compensation Committee participates in the design of compensation structures that create incentives, while managing the level of risk-taking behavior, consistent with the Company’s business strategy as further described in the Compensation Discussion and Analysis section below. The Nominating and Governance Committee oversees governance-related risks by working with management to establish corporate governance guidelines applicable to the Company, and making recommendations regarding director nominees, the determination of director independence, Board leadership structure and membership on Board committees.  The Board believes that the composition of its committees, and the distribution of the particular expertise of each committee’s members, makes this an appropriate structure to more effectively monitor these risks.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction and Overview

This Compensation Discussion and Analysis provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided to the Company’s executive officers who are named in the Summary Compensation Table, and whom we sometimes refer to as the “Named Executive Officers.”  On June 3, 2019, we appointed Mr. Anderson as our Chief Financial Officer, Treasurer and Secretary. For purposes of the SEC rules, each of Mr. Hartstein, our current President and Chief Executive Officer, Mr. Anderson, our Chief Financial Officer, Treasurer and Secretary, Ms. Mar-Spinola, our Chief Intellectual Property Officer, and Michael Noonan, our former Chief Financial Officer are deemed “Named Executive Officers” for 2019.

Our Compensation Committee has responsibility for determining and approving the various elements of our compensation programs for our Named Executive Officers.

As described below, the principal elements of our compensation programs include base salary, annual bonuses and long-term incentives such as restricted stock units.

Compensation Philosophy and Objectives

The goal of our executive compensation program is to motivate, retain and reward executives who create long-term value for our stockholders. Our compensation program is designed to reward and incentivize executives to position the Company for future growth, achieve short-term and long-term financial and operating performance excellence, and align the executives’ long-term interests with those of our stockholders while recognizing individual contributions to the Company. To achieve these objectives, the Compensation Committee believes that executive compensation should generally consist of both cash and equity-based compensation. Compensation levels for each executive are determined based on several factors, including:

•	general economic conditions;
•	our current and historical compensation practices and current and historical compensation; practices of peer companies;
•	each executive’s performance, skill sets and roles in the Company; and
•	the Company’s need for skill sets and the global or regional market for the executive’s skill sets.

Say-On-Pay and Say-On-Frequency

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we included two stockholder votes on executive compensation in our 2014 proxy statement (advisory vote on executive compensation and how frequently a “say-on-pay” proposal should be included in our proxy statement). As previously reported, the stockholders of the Company voted in favor of holding an advisory vote every three years. The Board of Directors of the Company has considered the results of this vote and has determined that, consistent with the majority vote of the Company’s stockholders at the 2014 Annual Meeting of Stockholders, the Company will hold future non-binding stockholder advisory votes on the executive compensation of the Company’s named executive officers every three years at the Company’s annual meeting of stockholders. Therefore, we again included an advisory vote on executive compensation in the proxy statement for 2017’s annual meeting of stockholders. In such vote, which was advisory and non-binding, our stockholders approved the compensation of our named executive officers as described in the proxy statement for 2017’s annual meeting of stockholders. The Compensation Committee views the result of this advisory vote (i.e., approximately 99% of the votes cast and 88% of the votes eligible to be cast) for the say-on-pay proposal as a strong endorsement of our compensation program.

The next non-binding stockholder advisory vote on the executive compensation of the Company’s named executive officers will be at the 2020 Annual Meeting of Stockholders.

Setting of Executive Compensation

Role of Management

While the Compensation Committee is primarily responsible for the oversight of our executive compensation, the Chief Executive Officer recommends compensation packages for our executive officers and our executive officers discuss their compensation with the Compensation Committee directly. The Compensation Committee believes that the Chief Executive Officer 's input is critical in determining the compensation of other executive officers given his day to day role in the Company and his responsibility in establishing and implementing the Company’s strategic plans. Therefore, while the Compensation Committee has been and will be primarily responsible for determining executive compensation, the Chief Executive Officer will continue to provide his input and recommendations to the Compensation Committee with respect to compensation for our executive officers.   The Compensation Committee discusses our Chief Executive Officer’s compensation package with him, but deliberates and makes decisions with respect to his compensation without him present. The Compensation Committee determines the compensation package for the Chief Executive Officer and makes a recommendation for approval by the Board.

Role of Compensation Consultant
The Compensation Committee engaged its own independent third-party compensation consultant, Compensia Inc., to assist with its 2017 compensation review, analysis and actions for the years 2017 through 2019. Compensia’s services generally included:

•	identifying an updated market framework (including a peer group of companies) for formal compensation benchmarking purposes;
•	gathering data on our executive officer cash and equity compensation relative to competitive market practices; and
•	developing a market-based framework for potential changes to our executive compensation program (including specifically for the Compensation Committee’s review and input).

After review and consultation with Compensia, our Compensation Committee determined that Compensia is independent, and that there is no conflict of interest resulting from retaining Compensia currently or during fiscal years 2017 through 2019. In reaching these conclusions, our Compensation Committee considered the factors set forth in the SEC rules and the NASDAQ listing standards.  Other than services provided to our Compensation Committee, Compensia did not perform any other work for us.

Competitive Market Review for 2019

The market for experienced management is highly competitive. We seek to attract and retain the most and highly qualified executives to manage each of our business functions, and we face substantial competition in recruiting and retaining management from companies ranging from large and established to entrepreneurial early stage companies. We expect competition for appropriate technical, commercial, and management skills to remain strong for the foreseeable future.

In reviewing and determining the 2017 through 2019 compensation program for our named executive officers, our Compensation Committee relied on the peer group prepared by Compensia and approved by the Compensation Committee in December 2017, 2018 and 2019. This peer group consisted of the following companies as of December 2019 (though we note that the corporate existence of some of such companies has changed due to consolidation and other factors).

•	Acacia Research
•	Aware
•	Digimarc
•	XpresSpa Group
•	Great Elm Capital Group
•	Guidance Software
•	ImageWare Systems
•	Keyware Technologies NV
•	Marathon Patent Group
•	MobileIron
•	Parkervision
•	Pendrell
•	Quarterhill
•	Rapid7
•	RPX
•	Support.com
•	VirnetX Holding Corp
•	Zix

Based on the approved 2019 peer group, Compensia prepared a formal executive compensation assessment that included publicly available proxy information and additional executive compensation information from Compensia's proprietary database for the Compensation Committee’s consideration.  In analyzing our executive compensation program for 2019, the Compensation Committee compared certain aspects of our named executive officer compensation, including base salary, target bonus, long-term equity incentives and total direct compensation, to the compensation levels provided by Compensia as part of this assessment.  See “Components of Executive Compensation” below for a detailed discussion of our executive compensation program.

Components of Executive Compensation

Currently, our executive compensation program consists of short-term compensation (salary and bonus) and long-term compensation (restricted stock units and stock options) to achieve our goal of improving earnings and achieving long term sustainable growth in revenues and earnings which we believe is aligned with our stockholders’ interests.

Annual Salary

Annual salaries of executive officers are set at levels competitive with other companies of comparable size and scope with whom we compete for executive talent. Although the Compensation Committee believes a significant portion of each executive’s compensation should be based on our long-term performance, the Compensation Committee also believes that a stable base salary is necessary to attract, motivate, reward and retain our executives and to recognize the performance of their respective job responsibilities. Therefore, we intend for the base salary component of total compensation to be relatively stable year over year, subject to adjustment at the discretion of the Compensation Committee for changes in the cost of living or increases in responsibilities. Total executive compensation is impacted to a significant extent by the variability of bonuses and long-term incentive compensation (which are discussed below). The Compensation Committee sets the compensation philosophy with respect to base salaries for our executives generally, and will review the base salary of each executive officer annually in light of our overall compensation objectives and contractual obligations.  Based on such review, the Compensation Committee will consider making adjustments to reflect market conditions, changes in responsibilities and potential merit increases consistent with compensation practices throughout our organization.

The base salary for our President and Chief Executive Officer, Philip Hartstein, was determined for 2019 at $430,000 per year, pursuant to a second amended and restated employment agreement that was entered into on August 1, 2018 (the “2018 Hartstein Employment Agreement”).  The Compensation Committee reviewed the 2017-2018 written report prepared by Compensia and the applicable market compensation data for Chief Executive Officers and consulted with other outside advisors during the negotiation process for the 2018 Hartstein Employment Agreement. Further, the Compensation Committee, having reviewed the 2017-2018 written report prepared by Compensia and the applicable market compensation data for Chief Executive Officers and consulted with other outside advisors and the full Board regarding an assessment of Mr. Hartstein’s experience, skills and performance, and the Company’s performance, recommended to the Company’s Board of Directors an increase in base salary for 2018 to $390,000 and an increase in Mr. Hartstein’s base salary for fiscal year 2019 to $430,000 in connection with the 2018 Hartstein Employment Agreement. The Company’s Board of Directors agreed with such increases reflected in the 2018 Hartstein Employment Agreement.

The base salary for our current Chief Financial Officer, Jevan Anderson, was determined for 2019 at $350,000 per year, pursuant to his employment agreement entered into on June 1, 2019 (the "2019 Anderson Employment Agreement").

 The base salary for our current Chief Intellectual Property Officer, Julie Mar-Spinola, was determined for 2019 at $350,000 per year, pursuant to a second amended and restated employment agreement that was entered into on August 1, 2018 (the “2018 Mar-Spinola Employment Agreement”).  Ms. Mar-Spinola was originally hired as Vice President, Legal Operations on January 19, 2014 and appointed Chief Intellectual Property Officer, as of March 25, 2015. The Compensation Committee considered an analysis of the base salary for Ms. Mar-Spinola’s role, the CEO’s assessment of Ms. Mar-Spinola’s experience, skills and performance level, and the Company’s performance during the negotiation process for the 2018 Mar-Spinola Employment Agreement. Based on those factors, no increase was made to Ms. Mar-Spinola’s base salary for fiscal year 2018 and 2019 (all of which is reflected in the 2018 Mar-Spinola Employment Agreement). The Company’s Board of Directors agreed with such determination reflected in the 2018 Mar-Spinola Employment Agreement.

Cash Bonuses

The second element of executive compensation is an annual cash bonus.  The Committee believes that a significant portion of each executive’s compensation should be contingent on the annual progress of the Company, as well as the individual contribution of each executive to achieving our goals.  The Compensation Committee determined that 2017 bonuses should be more closely tied to the Company’s achievement of certain financial and strategic objectives and the executive’s achievement of individual performance goals. As revised 2017 bonuses were intended to recognize outstanding contribution to the Company and value creation for the Company’s stockholders and was structured by the Compensation Committee to provide for cash bonuses to the Company’s executives at 100% to 200% of each executive’s current base salary, though in exceptional circumstances, the bonuses may exceed such levels. The discretionary nature of the bonuses for executives allows for the Compensation Committee to make recommendations to the Company’s Board of Directors to award Company executives on a monthly, quarterly or annual basis, on a discrete event, or any of the above.

Pursuant to the 2017 Executive Incentive Compensation Plan (the “2017 Plan”), as modified for the 2019 fiscal year (the "2019 Plan"), the Compensation Committee approved a bonus of $131,000 for our Chief Executive Officer and $96,200 for our Chief Intellectual Property Officer. The Compensation Committee determined that such bonus amounts were appropriate in light of the Company’s performance during 2019 and the Company’s Board of Directors approved such bonuses.

Pursuant to the 2019 Anderson Employment Agreement, our Chief Financial Officer, Treasurer and Secretary received a bonus of $350,000 for 2019.

Pursuant to the 2018 Employment Agreement with Mr Noonan, Mr. Noonan received a bonus of $10,800 for 2018 and a prorated bonus of $199,943 for 2019, reflecting his length of service during 2019. Pursuant to the April 2019 separation agreement with Mr. Noonan, Mr. Noonan received a severance of $161,250.

For the 2019 fiscal year, the Compensation Committee adopted the 2019 Plan, which like the 2017 Plan is designed to tie executive compensation to the Company’s achievement of certain financial and strategic objectives and the executive’s achievement of individual performance goals. This plan is intended to recognize outstanding contribution to the Company and value creation for the Company’s stockholders and is structured by the Compensation Committee to provide for cash bonuses to the Company’s executives at 100% to 200% of each executive’s current base salary, though in exceptional circumstances, the bonuses may exceed such levels. The discretionary nature of the plan allows for the Compensation Committee to make recommendations to the Company’s Board of Directors to award Company executives on a monthly, quarterly or annual basis, on a discrete event, or any of the above. The plan runs from January 1, 2019 to December 31, 2019, and only those participants in good standing with the Company are eligible to participate.

Long-Term Incentive Compensation

The third element of executive compensation, in addition to annual salary and cash bonus, is long-term incentive compensation consisting of equity awards. The Compensation Committee believes that granting equity-based compensation awards to our executives is the most direct way to align their long-term interests with those of our stockholders. The Compensation Committee also believes that equity compensation encourages greater responsibility on the part of our Chief Executive Officer, Chief Financial Officer and Chief Intellectual Property Officer because the value of their equity compensation is subject to risk. As a result, each executive officer’s total annual compensation includes a significant portion of restricted stock unit awards and stock options. The stock options and restricted stock units that have been granted to the Company’s Chief Executive Officer prior to 2016 were subject to a vesting schedule pursuant to which 25% of the options or restricted stock units vest on the one-year anniversary of the grant date with regard to options and vesting commencement date with respect to restricted stock units, with the balance vesting over the succeeding three years in equal amounts every three calendar months, encouraging the retention of our Chief Executive Officer. The restricted stock units that have been granted to the Company’s Chief Financial Officer and Chief Intellectual Property Officer are subject to a vesting schedule pursuant to which 33% of the restricted stock units vest on the one-year anniversary of the vesting commencement date, with the balance vesting over the succeeding two years in equal amounts every three calendar months, encouraging the retention of such Named Executive Officers. The stock options granted to the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and Chief Intellectual Property Officer in March 2017 are subject to a vesting schedule pursuant to which 33% of the options vest on the one-year anniversary of the vesting commencement date, with the balance vesting over the succeeding two years in equal amounts every three calendar months, encouraging the retention of such Named Executive Officers. The RSUs and stock options granted to the Company’s Chief Executive Officer, and the stock options granted to the Company’s Chief Financial Officer and Chief Intellectual Property Officer in December 2017 and January 2018 constituted grants of three years’ worth of equity, but with vesting as if granted on each of December 2017, 2018 and 2019 with a vesting schedule pursuant to which 33% of the options vest on the one-year anniversary of the vesting (or deemed vesting) commencement date, with the balance vesting over the succeeding two years in equal amounts every three calendar months, encouraging the retention of such Named Executive Officers. The RSUs granted to the Company’s current Chief Financial Officer in June 2019 are subject to a vesting schedule pursuant to which 33% of the RSUs vest on the one-year anniversary of the vesting (or deemed vesting) commencement date, with the balance vesting over the succeeding two years in equal amounts every three calendar months, encouraging the retention of such Named Executive Officer.

On May 4, 2016, the Company's Board of Directors, upon the recommendation of the Compensation Committee awarded Mr. Hartstein 50,000 options, which vest over a three-year period, with one third vesting on May 4, 2017, and an additional 8.33% of the options vesting every three calendar months thereafter until fully vested. On March 22, 2017, the Company's Board of Directors, upon the recommendation of the Compensation Committee awarded Mr. Hartstein 25,000 options, which vest over a three-year period, with one third vesting on March 22, 2018, and an additional 8.33% of the options vesting every three calendar months thereafter until fully vested on March 22, 2020. On December 12, 2017, the Company's Board of Directors, upon the recommendation of the Compensation Committee awarded Mr. Hartstein (i) 200,000 RSUs,

33.3333% of which vest on December 12, 2020, and an additional 8.3333% of which vest every three calendar months thereafter until fully vested on December 12, 2022 and (ii) 190,000 options, 56,667 of which vest on the December 12, 2018, and an additional 12.5% of the remaining balance vest every three calendar months thereafter until fully vested on December 12, 2020. On January 5, 2018, the Company's Board of Directors, upon the recommendation of the Compensation Committee awarded Mr. Hartstein 210,000 options, 10,000 of which vest on December 12, 2018, an additional 66,667 vest on December 12, 2019, and an additional 12.5% of the remaining balance vest every three calendar months thereafter until fully vested on December 12, 2021.

On May 4, 2016, the Company's Board of Directors, upon the recommendation of the Compensation Committee awarded Ms. Mar-Spinola 100,000 options, which vest over a three-year period, with one third vesting on May 4, 2017, and an additional 8.33% of the options vesting every three calendar months thereafter until fully vested. On March 22, 2017, the Company's Board of Directors, upon the recommendation of the Compensation Committee awarded Ms. Mar-Spinola 50,000 options, which vest over a three-year period, with one third vesting on March 22, 2018, and an additional 8.33% of the options vesting every three calendar months thereafter until fully vested on March 22, 2020. On December 12, 2017, the Company's Board of Directors, upon the recommendation of the Compensation Committee awarded Ms. Mar-Spinola two option grants as follows: (i) 70,000 options, 3,334 of which vest on December 12, 2018, and an additional 12.5% of the remaining balance (the “1st Year Balance”) vest every three calendar months thereafter until fully vested on December 12, 2020, and (ii) 100,000 options, 33.3333% of which vest on December 12, 2019, and an additional 8.3333% of which vest every three calendar months thereafter until fully vested on December 12, 2021. On January 5, 2018, the Company's Board of Directors, upon the recommendation of the Compensation Committee awarded Ms. Mar-Spinola 130,000 options, 30,000 of which vest on December 12, 2018, an additional 33,333 vest on December 12, 2020, and an additional 12.5% of the remaining balance vest every three calendar months thereafter until fully vested on December 12, 2022.

The Compensation Committee’s Consideration of Risk in Relation to Executive Management

In 2019, the Compensation Committee considered the nature, extent and acceptability of risks that our executives may be encouraged to take by our compensation programs. Taking carefully considered risks is an integral part of any business strategy, and our executive compensation program is not intended to eliminate management decisions that involve risk. Rather, the combination of various elements in our program is designed to mitigate the potential reward risk-taking that may produce short-term results that appear in isolation to be favorable, but that may undermine the successful execution of our long-term business strategy and destroy stockholder value. Together with the Company’s processes for strategic planning, its internal control over financial reporting and other financial and compliance policies and practices, the design of our compensation program helps to mitigate the potential for management actions that involve an unreasonable level of risk. Our compensation program seeks to balance performance rewarded in cash and shares of our common stock, base level salaries that are consistent with our executive’s responsibilities so that our executives are not motivated to take excessive risks to achieve a reasonable level of financial security and plans that reward executives based on financial measures as well as other objective criteria.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on such review and discussion, the committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the Board of Directors has approved that recommendation.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Glenn Daniel (Chairman) Alex Rogers Harry Kellogg

The Compensation Committee report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

 Summary Compensation Table

The following table provides the compensation earned for the fiscal years indicated for services rendered to us in all capacities, by our Named Executive Officers.  For purposes of the SEC rules, each of Mr. Hartstein, our current President and Chief Executive Officer, Mr. Anderson, our current Chief Financial Officer, Treasurer and Secretary, Ms. Mar-Spinola, our Chief Intellectual Property Officer, and Mr. Noonan, our former Chief Financial Officer, Treasurer and Secretary are deemed “Named Executive Officers” for 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)

Philip Hartstein	2019	$430,000	$131,600	$—	$—	$—	$561,600
President and CEO	2018	$390,000	$1,187,200	$—	$506,100	$—	$2,083,300
	2017	$350,000	$698,000	$450,000	$466,750	$—	$1,964,750

Jevan Anderson	2019	$204,576	$350,000	$477,400	$—	$—	$1,031,976
CFO, Treasurer and Secretary (3)

Julie Mar-Spinola	2019	$350,000	$96,200	$—	$—	$—	$446,200
Chief Intellectual Property	2018	$350,000	$915,400	$—	$313,300	$—	$1,578,700
Officer (4)	2017	$350,000	$566,000	$—	$461,000	$—	$1,377,000

Michael Noonan (5)	2019	$187,204	$210,744	$—	$—	$161,250	$559,198
Former CFO, Treasurer & Secretary	2018	$292,500	$618,600	$—	$48,200	$—	$959,300
	2017	$262,500	$374,000	$—	$466,750	$—	$1,103,250

(1)	The Company provided cash bonuses to its Chief Executive Officer, Chief Financial Officer and Chief Intellectual Property Officer based upon the Company’s achievement of certain financial and strategic objectives and the executive’s achievement of individual performance goals. The bonuses were not based on specific performance criteria.
(2)
Represents the full grant date fair value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718 and FASB ASC 505, Equity-Based Payments to Non-employees. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our December 31, 2019 financial statements.  The value of stock awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the named executive officers.

(3)	Mr. Anderson joined the Company as Chief Financial Officer, Treasurer & Secretary on June 3, 2019.
(4)	Ms. Mar-Spinola joined the Company as Vice President, Legal Operations on January 19, 2014 and was appointed Chief Intellectual Property Officer, as of March 25, 2015.
(5)	Mr. Noonan separated from the Company on June 30, 2019. According to the terms of the separation Mr. Noonan was paid a severance and bonus for his services during 2019.

Grant of Plan Based Awards

The following table sets forth certain information with respect to grants of plan-based awards during the year ended December 31, 2019:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		(#)	(#)	($/Sh)	($)
Jevan Anderson	July 1, 2019	220,000	—	$—	$477,400

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to the value of all equity awards that were outstanding at December 31, 2019.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	($)		(#)	($)(1)	(#)	($)

Philip Hartstein (2)(3)	382,403	—	$1.66	5/7/2023	200,000	402,000	—	—
(4)	50,000	—	$1.20	05/04/26	—	—	—	—
(5)	22,908	2,092	$1.57	03/22/27	—	—	—	—
(6)	123,337	66,663	$2.25	12/12/27	—	—	—	—
(7)	76,667	123,333	$2.41	12/12/27	—	—	—	—

Jevan Anderson (8)	—	—	$—		220,000	$442,200	—	—

Julie Mar-Spinola (9)	100,000	—	$1.20	05/04/26	—	—
(10)	45,816	4,184	$1.57	03/22/27	—	—	—	—
(11)	36,666	33,334	$2.25	12/12/27	—	—	—	—
(12)	33,333	66,667	$2.25	12/12/27	—	—	—	—
(13)	30,000	100,000	$2.41	12/12/27	—	—	—	—

Michael Noonan (14)	50,000	—	$1.20	06/30/20	—	—	—	—
(15)	18,720	—	$1.57	06/30/20	—	—	—	—
(16)	14,999	—	$2.25	06/30/20	—	—	—	—
(17)	20,000	—	$2.41	06/30/20	—	—	—	—

(1)	Market value of unvested RSUs is based on the closing price of our common stock on the NASDAQ Capital Market of $2.01 per share on December 31, 2019.
(2)	432,403 options awarded to Mr. Hartstein on May 7, 2013 vested and became fully exercisable as of March 31, 2017.
(3)	The 200,000 RSUs are scheduled to vest over a five-year period, with 33.33% vested on December 12, 2020, and the remainder vesting 8.33% every 3 months following the three year anniversary of the Grant Date such that the RSUs are fully vested as of the five year anniversary of the Grant Date.
(4)	Mr. Hartstein was awarded 50,000 options on May 4, 2016, these options are scheduled to vest over 3 years with one-third vesting on May 4, 2017 and 8.33% vesting and exercisable every three calendar months thereafter.
(5)	Mr. Hartstein was awarded 25,000 options on March 22, 2017, these options are scheduled to vest over 3 years with one-third vesting on March 22, 2018 and 8.33% vesting and exercisable every three calendar months thereafter.
(6)	Mr. Hartstein was awarded 190,000 options on December 12, 2017, these options are scheduled to vest over 3 years with 56,667 vesting on December 12, 2018 and 12.5% of the balance vesting and exercisable every three calendar months thereafter.
(7)	Mr. Hartstein was awarded 210,000 options on January 5, 2018, these options are scheduled to vest over 4 years with 10,000 vesting on December 12, 2018, 33.33% vesting on December 12, 2019 and 12.5% of the balance vesting and exercisable every three calendar months thereafter.

(8)	The 290,000 RSUs are scheduled to vest over a three-year period, with 33.33% vested on June 3, 2020, and the remainder vesting 8.33% every 3 months following the three year anniversary of the Grant Date such that the RSUs are fully vested as of the third year anniversary of the Grant Date
(9)	Ms. Mar-Spinola was awarded 100,000 options on May 4, 2016, these options are scheduled to vest over 3 years with one-third vesting on May 4, 2017 and 8.33% vesting and exercisable every three calendar months thereafter.
(10)	Ms. Mar-Spinola was awarded 50,000 options on March 22, 2017, these options are scheduled to vest over 3 years with one-third vesting on March 22, 2018 and 8.33% vesting and exercisable every three calendar months thereafter.
(11)	Ms. Mar-Spinola was awarded 70,000 options on December 12, 2017, these options are scheduled to vest over 3 years with 3,334 vesting on December 12, 2018 and 12.5% of the balance vesting and exercisable every three calendar months thereafter.
(12)	Ms. Mar-Spinola was awarded 100,000 options on December 12, 2017, these options are scheduled to vest over 4 years with 33.33% vesting on December 12, 2019 and 8.33% vesting and exercisable every three calendar months thereafter.
(13)	Ms. Mar-Spinola was awarded 130,000 options on January 5, 2018, these options are scheduled to vest over 5 years with 30,000 vesting on December 12, 2018, 33.33% vesting on December 12, 2020 and 12.5% of the balance vesting and exercisable every three calendar months thereafter.
(14)	Mr. Noonan was awarded 50,000 options on May 4, 2016, which options fully vested on Mr. Noonans' separation on June 30, 2019. These options expire June 30, 2020
(15)	Mr. Noonan was awarded 25,000 options on March 22, 2017, 18,720 options were vested on Mr. Noonans' separation on June 30, 2019. These options will expire June 30, 202, the remaining 6,280 were forfeited on June 30, 2019
(16)	Mr. Noonan was awarded 50,000 options on December 12, 2017, 14,999 options were vested on Mr. Noonans' separation on June 30, 2019. These options will expire June 30, 2020, the remaining 35,001 were forfeited on June 30, 2019
(17)	Mr. Noonan was awarded 20,000 options on January 5, 2018, which options are fully vested and will expire on June 30, 2020.

Option Exercises and Stock Vested

The following table summarizes, with respect to our named executive officers, all options that were exercised or stock that vested during fiscal 2019:

	Option Awards		Restricted Stock
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)(1)
Philip Hartstein	—	$—	12,500	$31,375

Jevan Anderson	—	$—	—	$—

Julie Mar-Spinola	—	$—	—	$—

(1)  For RSUs vested, reflects the number of shares acquired on vesting multiplied by the closing market price of our Common Stock as reported on the NASDAQ Capital Market on the vesting date.

Employment Agreements

Philip Hartstein’s Employment Agreement

On August 1, 2018, we entered into the 2018 Hartstein Employment Agreement, effective August 1, 2018, with Philip Hartstein, our President and Chief Executive Officer.  The 2018 Hartstein Employment Agreement provides that Mr. Hartstein will continue as our President and Chief Executive Officer at a base salary of $390,000 for 2018 and $430,000 for 2019 and 2020, subject to adjustment. The Agreement is for a term of three (3) years with one year automatic renewals at the end of each applicable term, unless notice of non-renewal is provided at least ninety (90) prior to the applicable renewal date. During the term of the agreement, Mr. Hartstein will also be eligible to receive an annual bonus based upon his individual performance and the overall progress of the Company - currently under the 2018 Executive Incentive Compensation Plan.  However, Mr. Hartstein will also be eligible to participate in our 2014 Plan and other benefit plans.

Pursuant to an employment agreement entered into with Mr. Hartstein on January 14, 2015 ( the “2015 Hartstein Employment Agreement”), in the event the daily trading average price of the Company’s shares of common stock has been at least $12.50 for a period of twenty full consecutive trading days during the term of the agreement, the Company shall recommend to the Compensation Committee and the Board of Directors a grant of an additional 100,000 RSUs.  Subject to employee’s employment at the time of grant, this grant of RSUs would be fully vested immediately upon grant.  The RSUs would be awarded (if at all) pursuant to the 2014 Plan or any successor plan that may then be in effect and an award agreement thereunder.

Mr. Hartstein’s employment may be terminated at any time and for any reason. However, if Mr. Hartstein is terminated without cause or resigns for good reason, Mr. Hartstein would receive: (i) continued payment of his base salary for 12 months; (ii) payments over 12 months equal to the average quarterly bonus paid or payable for the prior 12 fiscal quarters dating back to the first quarter of 2017 (“Hartstein Average Quarterly Comp Bonus”); (iii) payment of the bonus (if any) for quarter in which the termination occurs, (iv) extension of the exercisability of non-qualified stock options for up to 12 months; and (v) reimbursement of COBRA payments for up to 12 months. In addition, if Mr. Hartstein is terminated without cause or resigns for good reason within ninety days following a change of control, then Mr. Hartstein will also receive 100% acceleration of vesting with respect to his outstanding unvested equity awards. Further, if such change of control is not approved by Incumbent Directors, Mr. Hartstein will also receive an additional amount, payable in a single lump sum payment within 30 days following termination of employment, equal to eight times the Hartstein Average Quarterly Comp Bonus or such greater amount that when combined with the Hartstein Average Quarterly Comp Bonus otherwise payable equals twelve times the Hartstein Average Quarterly Comp Bonus. Change of control, as defined in the 2018 Hartstein Employment Agreement, includes among other things a change in a majority of the Company’s Board. “Incumbent Directors” means directors who either (A) are directors of the Company as of December 31, 2017, or (B) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of those directors whose election or nomination was not in connection with any change of control transaction or in connection with an actual or threatened proxy contest relating to the election of directors of the Company.

Jevan Anderson’s Employment Agreement

On June 1, 2020, we entered into an employment agreement with Mr. Anderson (the “2019 Anderson Employment Agreement”) under which Mr. Anderson will serve as Chief Financial Officer, Treasurer and Secretary of the Company.

The 2019 Anderson Employment Agreement is for a term of three (3) years with one year automatic renewals at the end of each applicable term, unless notice of non-renewal is provided at least ninety (90) days prior to the applicable renewal date. Pursuant to the Agreement, Mr. Anderson will be paid an annual base salary of $350,000, subject to annual review. Mr. Anderson will be eligible for the Company’s bonus plan and will receive a sign-on bonus of $100,000, conditioned on Mr. Anderson remaining employed by the Company for one full year. In addition, the Company will recommend to the Company’s Board, upon recommendation of the Company’s Compensation Committee, that Mr. Anderson be granted 290,000 restricted stock units (“RSUs”) on July 1, 2019. In fact the Company granted 220,000 RSUs as of such date and 70,000 RSUs on January 9, 2020.The RSUs will collectively vest over 3 years with one-third vesting on the first anniversary of Mr. Anderson’s start date. Additional vesting will occur at a rate of 8.3333% every three calendar months thereafter. All other terms and conditions shall be set out in the Amended and Restated 2014 Incentive Compensation Plan, as may be amended, as well as Mr. Anderson’s award agreement specifically defining the equity grant.

Julie Mar-Spinola’s Employment Agreement

On August 1, 2018, we entered into the 2018 Mar-Spinola Employment Agreement with Julie Mar-Spinola, our Chief Intellectual Property Officer. The 2018 Mar-Spinola Employment Agreement provides for a base salary of $350,000 per year, subject to adjustment.  The Agreement is for a term of three (3) years with one year automatic renewals at the end of each applicable term, unless notice of non-renewal is provided at least ninety (90) prior to the applicable renewal date. During the term of the 2014 Mar-Spinola Employment Agreement, Ms. Mar-Spinola will also be eligible to receive an annual bonus based upon her individual performance and the overall progress of the Company - currently under the 2018 Executive Incentive Compensation Plan.  However, Ms. Mar-Spinola will also be eligible to participate in our 2014 Plan and other benefit plans.

Ms. Mar-Spinola’s employment may be terminated at any time and for any reason. However, if Ms. Mar-Spinola is terminated without cause or resigns for good reason, Ms. Mar-Spinola would receive: (i) continued payment of her base salary for 6 months; (ii) payments over 6 months equal to the average quarterly bonus paid or payable for the prior 12 fiscal quarters dating back to the first quarter of 2017 (“Mar-Spinola Average Quarterly Comp Bonus”); (iii) payment of the bonus (if any) for quarter in which the termination occurs, (iv) extension of the exercisability of non-qualified stock options for up to 12 months; and (v) reimbursement of COBRA payments for up to 6 months. In addition, if Ms. Mar-Spinola is terminated without cause or resigns for good reason within ninety days following a change of control, then Ms. Mar-Spinola will also receive 100% acceleration of vesting with respect to her outstanding unvested equity awards. Further, if such change of control is not approved by Incumbent Directors, Ms. Mar-Spinola will also receive an additional amount, payable in a single lump sum payment within 30 days following termination of employment, equal to eight times the Mar-Spinola Average Quarterly Comp Bonus or such greater amount that when combined with the Mar-Spinola Average Quarterly Comp Bonus otherwise payable equals twelve times the Mar-Spinola Average Quarterly Comp Bonus. Change of control, as defined in the 2018 Mar-Spinola Employment Agreement, includes among other things a change in a majority of the Company’s Board.

Potential Payments Upon Termination or Change-in-Control

        In addition to the provisions set forth in the employment agreements entered into with each of Mr. Hartstein, Mr. Anderson and Ms. Mar-Spinola described above, pursuant to the 2014 Plan, if we undergo a change in control and terminate the employment or service of any award recipient, including Messrs. Hartstein and Anderson and Ms. Mar-Spinola, for a reason other than cause, within two years of the change in control, then, subject to certain limitations, any awards made pursuant to the 2014 Plan become immediately fully vested and exercisable, any restrictions imposed on the award lapses and the recipient own it outright, and all performance goals are deemed met.  For Messrs. Hartstein and Anderson and Ms. Mar-Spinola, if the Company would have experienced a change in control as described above and Messrs. Hartstein and Anderson and Ms. Mar-Spinola would have been terminated within two years of such change in control, as of December 31, 2019, 202,088 options and 200,000 RSUs would have become immediately vested and exercisable for Mr. Hartstein, representing fair values of $474,609 and $450,000, respectively; 220,000 RSUs would have become immediately vested and exercisable for Mr. Anderson, representing a fair value of $442,400; and 204,185 options would have become immediately vested and exercisable for Ms. Mar-Spinola, representing a fair value of $472,571.

Director and Officer Indemnification Arrangements

We have indemnification arrangements with members of our Board of Directors and our executive officers. These arrangements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.  We also expect to maintain directors and officers liability insurance and may enter into similar indemnification agreements with future directors and executive officers.  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

Director Compensation

The following table provides the compensation earned for the 2019 fiscal year for services rendered to us in all capacities, by our directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings Awards	All Other Compensation	Total
	($)(1)	($)(2)(3)	($)(2)(4)	($)	($)	($)	($)
Eric Benhamou	$92,500	$—	$—	$—	$—	$—	$92,500

Daniel Chinn	$—	$—	$551,917	$—	$—	$—	$551,917

Glenn Daniel	$82,500	$—	$—	$—	$—	$—	$82,500

Harry Kellogg	$65,000	$—	$—	$—	$—	$—	$65,000

Alex Rogers	$—	$—	$—	$—	$—	$—	$—

Michael Southworth	$82,500	$—	$—	$—	$—	$—	$82,500

Gary Moore	$65,000	$71,855	$—	$—	$—	$—	$136,855

John Greene	$—	$—	$—	$—	$—	$—	$—

(1)  Represents director fees paid to each of Messrs. Benhamou, Daniel, Kellogg, Moore and Southworth.

(2) Represents the full grant date fair value of the stock award or option grant, as applicable, calculated in accordance with FASB ASC Topic 718 and FASB ASC 505, Equity-Based Payments to Non-employees. Our policy and assumptions made in the valuation of share-based payments are contained in Note 11 to our December 31, 2019 financial statements.  The value of stock awards presented in the Summary Compensation Table reflects the grant date fair value of the awards and does not correspond to the actual value that will be recognized by the director.

(3) On May 1, 2019, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, awarded Mr. Moore 33,113 RSUs, which RSUs vest over a three-year period, with one third vesting on November 5, 2019, and an additional 8.33% of the options vesting every three calendar months thereafter until fully vested.

(4)  On May 4, 2016, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, awarded Mr. Chinn 50,000 options, which options vest over a three-year period, with one third vesting on May 4, 2017, and an additional 8.33% of the options vesting every three calendar months thereafter until fully vested. On March 22, 2017, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, awarded Mr. Chinn 25,000 options, which options vest over a three-year period, with one third vesting on March 22, 2018, and an additional 8.33% of the options vesting every three calendar months thereafter until fully vested. On December 12, 2017, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, awarded Mr. Chinn 183,333 options, which options vest 9.09% to vest every three calendar months such that the shares subject to such option are fully vested as of the 33 month anniversary of the Grant Date. On January 5, 2018, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, awarded Mr. Chinn 16,667 options, which vested on December 12, 2018.

Director Fees

Annual directors fees are payable to each of Messrs. Benhamou, Daniel, Kellogg, Moore and Southworth in the following amounts:

•	$65,000 annual director fee, payable in arrears in four equal quarterly installments on the last day of each fiscal quarter during which a director serves as a member of the Board; provided, however, that each such installment shall only be paid if such director served as such during the entire fiscal quarter with respect to which such installment is payable;
•	$17,500 annual fee to members of the audit committee, payable in arrears on the last day of each fiscal year during which such director served as a member of the Audit Committee; and
•	$10,000 annual fee to the Chairman of the audit committee, payable in arrears on the last day of each fiscal year during which such Chairman served as the Chairman of the Audit Committee.

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2019, securities issued and securities available for future issuance under the 2014 Plan and 2013 Global Share Option Plan and Israeli Sub-Plan (“the 2013 Option Plan”) were as set forth below.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column) (2)

Equity compensation plans approved by security	1,765,750	$1.66	1,565,103
			—
Equity compensation plans not approved by security holders	—	$—	—
		0
Total	1,765,750	$1.66	1,565,103

(1)	Represents 315,292 RSUs and 1,450,458 options to purchase shares of common stock outstanding as of December 31, 2018 under the 2014 Plan and the 2013 Plan.
(2)	Securities available for future issuance under the 2014 Plan; no shares are available for future issuance under the 2013 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information regarding the beneficial ownership of our common stock as of April 10, 2020 by:

•	each person who is known by us to own beneficially more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or direct the disposition of such security. Under those regulations, the number of shares of common stock and percentages set forth opposite the name of each person and entity in the following table includes common stock underlying options held by that person or entity that are exercisable within 60 days after April 10, 2020, but excludes common stock underlying options held by any other person or entity. The information on beneficial ownership in the table and the footnotes hereto is based upon our records and the most recent Schedule 13D or 13G filed by each such person or entity and information supplied to us by such person or entity. Except as noted below, the address for each person listed in the following table is c/o Finjan Holdings, Inc., 2000 University Avenue, Suite 600, East Palo Alto, CA 94303.  Subject to applicable community property laws, we believe that all persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number		% (1)
Daniel Chinn, Chairman	755,358	(2)	2.65%
Philip Hartstein, President & Chief Executive Officer	750,989	(3)	2.65%
Jevan Anderson, Chief Financial Officer, Treasurer & Secretary	96,667	(4)	*
Julie Mar-Spinola, Chief Intellectual Property Officer	300,825	(5)	1.08%
Michael Noonan, Former Chief Financial Officer	86,535	(6)	*
Eric Benhamou, Director	682,489	(7)	2.46%
Glenn Daniel, Director	64,771		*
Harry Kellogg, Director	64,771		*
Michael Southworth, Director	64,771		*
Alex Rogers, Director	—	(8)	*
Gary Moore, Director	616,558	(9)	2.23%
John Greene	—	(10)	*
All directors and executive officers as a group (12 persons) (11)	3,483,734		11.51%
HarbourVest International Private Equity Partners IV-Direct Fund L.P. c/o HarbourVest Partners LLC One Financial Center, 44th Floor Boston, MA 02111	4,303,435	(12)	15.54%
Bardin Hill Long Duration Recoveries Management LP 477 Madison Avenue 8th Floor New York, NY 10022	4,272,427	(13)	14.22%
Southpaw Asset Management LP 2 Greenwich Office Park, First Floor Greenwich, CT 06831	2,565,000	(14)	9.26%
*Less than 1%

(1)	Percentages are based on 27,700,242 shares of common stock issued and outstanding as of April 10, 2020.
(2)	Represents options to purchase 530,355 shares of common stock issuable under stock options exercisable for $1.6559 per share, 50,000 shares of common stock issuable under stock options exercisable for $1.20 per share, 25,000 shares of common stock issuable under stock options exercisable for $1.57 per share and 150,003 shares of common stock issuable under stock options exercisable for $2.25 per share within 60 days after April 10, 2020.
(3)	Includes 382,403 shares of common stock issuable under stock options exercisable for $1.6559 per share, 50,000 shares of common stock issuable under stock options exercisable for $1.20 per share, 25,000 shares of common stock issuable under stock options exercisable for $1.57 per share, 140,002 shares of common stock issuable under stock options exercisable for $2.25 per share and 93,334 shares of common stock issuable under stock options exercisable for $2.41 per share within 60 days after April 10, 2020.
(4)	Includes 96,667 RSUs vesting within 60 days after April 10, 2020
(5)	Represents 100,000 shares of common stock issuable under stock options exercisable for $1.20 per share, 50,000 shares of common stock issuable under stock options exercisable for $1.57 per share, 86,606 shares of common stock issuable under stock options exercisable for $2.25 per share, and 30,000 shares of common stock issuable under stock options exercisable for $2.41 per share within 60 days after April 10, 2020.
(6)	Represents 32,816 shares of common stock issuable under stock options exercisable for $1.20 per share, 18,720 shares of common stock issuable under stock options exercisable $1.57 per share, 14,999 shares of common stock issuable under stock options exercisable for $2,25 per share and 20,000 shares of common stock issuable under stock options exercisable for $2,41 per share within 60 days after April 10, 2020.
(7)	Includes 617,718 shares of common stock held by Benhamou Global Ventures LLC, with respect to which Eric Benhamou has sole voting and dispositive power.
(8)	Excludes the 4,303,435 shares held by HarbourVest International Private Equity Partners IV-Direct Fund L.P. Alex Rogers is an employee of HarbourVest Partners LLC, the Managing Member of HIPEP IV Direct Associates LLC, which is the General Partner of HarbourVest International Private Equity Partners IV-Direct Fund L.P. Mr. Rogers does not have voting power or dispositive power with respect to shares held by HarbourVest International Private Equity Partners IV-Direct Fund L.P. and disclaims beneficial ownership of the shares held by HarbourVest International Private Equity Partners IV-Direct Fund.
(9)	Includes 2,760 RSUs vesting within 60 days after April 10, 2020
(10)	Excludes the 2,355,506 shares held by Bardin Hill Long Duration Recoveries Management LP (“BHLDR”). John Greene is an employee of Bardin Hill Credit Management LP and BHLDR, both of which are affiliates of the ultimate parent entity, Bardin Hill Investment Partners LP (“BH Investment Partners LP”). Mr. Greene does not have voting power or dispositive power with respect to shares held by BHLDR and disclaims beneficial ownership of the shares held by BHLDR.
(11)	Includes 1,898,725 shares of common stock issuable under stock options exercisable and RSUs vesting within 60 days after April 10, 2020.
(12)	Voting and investment power over the securities owned directly by HarbourVest International Private Equity Partners IV-Direct Fund L.P. (“HarbourVest Direct”) is exercised by the Investment Committee of HarbourVest Partners, LLC, (“HarbourVest Partners”) which is the Managing Member of HIPEP IV-Direct Associates LLC (“HarbourVest Associates”), which is the General Partner of HarbourVest Direct. Based solely upon the Schedule 13G filed by HarbourVest Direct, HarbourVest Associates and HarbourVest Partners, each of HarbourVest Direct, HarbourVest Associates and HarbourVest Partners shares voting and dispositive power with respect to the shares of common stock held by HarbourVest Direct. The foregoing information is based solely upon information contained in the Schedule 13D filed by HarbourVest Direct, HarbourVest Associates and HarbourVest Partners on June 13, 2013.
(13)	Bardin Hill Long Duration Recoveries Management LP (“BHLDR”), through investment management and or other governance agreements, has voting and investment power over the securities owned directly by certain accounts (“Accounts”). As a result, and by virtue of their relationship with BHLDR, each of Bardin Hill LDR Management GP LLC (“BHLDR Management”), as the general partner of BHLDR, Bardin Hill Investment Partners GP LLC (“BH Investment Partners GP”), as the sole member of BHLDR Management, Bardin Hill Management Partners LP (“BH Management LP”), as the sole member of BH Investment Partners GP, Bardin Hill Management Partners GP LLC (“BH Management Partners GP”), as the general partner of BH Management Partners LP, and Mr. Jason Dillow, as the CIO of BHLDR and as the CEO of BHLDR, BHLDR Management, BH Investment Partners GP, BH Management Partners LP and BH Management Partners GP, may be deemed to exercise voting and investment power over the securities directly held by the Accounts. The securities include 2,355,506 shares of common stock issuable upon the exercise of the warrant. The foregoing information is based solely upon information contained in the Schedule 13D filed by BHLDR, BHLDR Management, BH Investment Partners GP, BH Management Partners LP, BH Management Partners GP and Mr. Dillow on October 4, 2018.
(14)	Southpaw Asset Management LP (“Southpaw Management”), as the investment manager to a certain private fund (the “Fund”), Southpaw Holdings LLC (“Southpaw Holdings”), as the general partner of Southpaw Management, Kevin Wyman, as a principal of Southpaw Holdings, and Howard Golden, as a principal of Southpaw Holdings, share voting and dispositive power with respect to the shares of common stock held by the Fund. The foregoing information is based solely upon information contained in the Schedule 13G filed by Southpaw Management, Southpaw Holdings, Mr. Wyman and Mr. Golden on February 12, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2019, there has not been, nor is there currently planned, any transaction or series of similar transactions in which we were or are a participant and the amount involved exceeds $120,000, and in which any director, nominee for director, executive officer or holder of more than 5% of our capital stock or any member of their immediate families had or will have a direct or indirect material interest, other than the transactions described below and the compensatory transactions described elsewhere in this filing.

Services

During 2019, Finjan, Inc. obtained legal services from Amar Reiter Jeanne Shochatovitch & Co. (“AYR”) where Mr. Chinn is a Partner. We have obtained, and we expect to continue to obtain, legal services from AYR. The Company incurred legal fees due to AYR of approximately $227,000 during the year ended December 31, 2019, for services provided by AYR, which includes making Mr. Chinn’s time available to us. The Company has retained AYR pursuant to a retainer agreement of $12,500 per month, in addition to any hourly billing rates that may be applicable, as well as $150,000 annual bonus retainer at the discretion of the Company.

The Company entered into a sublease agreement at its headquarters, effective July 1, 2018 with Benhamou Global Ventures, a company in which one of the Company's Directors serves as Chairman and CEO. Rental income from the sublease is approximately $15,000 quarterly for an undefined term.

        The Company entered into a second sublease agreement at its headquarters, effective July 1, 2018 with a portfolio company in which one of the Company's Directors is an investor. Rental income from the sublease is approximately $45,000 quarterly for an undefined term. This sublease agreement was terminated December 7, 2019.

Related Party Transactions Policy

On October 7, 2013, the Board of Directors adopted a written Related Party Transactions Policy pursuant to which all related party transactions are required to be reviewed and approved.  The policies and procedures are intended to work in conjunction with the Company’s Code of Business Conduct and Ethics, which addresses general conflicts of interest.

For purposes of the policy, a “related party transaction” is, subject to certain limited exceptions, any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) in which we are a participant, the Related Person (defined below) had, has or will have a direct or indirect material interest. “Related Person” includes (a) any person who is or was (at any time during the last fiscal year) an executive officer, director or nominee for election as a director; (b) any person or group who is known to be a beneficial owner of more than 5% of our voting securities; (c) any immediate family member or person (other than a tenant or employee) sharing the household of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a general partner, principal or is in a similar position, or in which such person, together with all other “Related Persons,” have in the aggregate 10% or greater beneficial ownership interest.

The policy calls for the Chief Financial Officer, the Audit Committee or the Chair of the Audit Committee, as applicable and in accordance with the Related Party Transaction Policy, to review each related person transaction and determine (in consultation with outside legal counsel if necessary) whether it will approve or ratify that transaction after considering the facts and circumstances of the transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees that the Company was billed or is expected to be billed by Marcum LLP, our independent registered public accountants, for fiscal years 2019 and 2018.

	2019	2018
Audit Fees (1)	$160,603	$175,750
All Other Fees	$8,781	$—

Total	$169,384	$175,750

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, audit services provided in connection with other statutory and regulatory filings and fees related to financing arrangements.

 Pre-Approval Policies and Procedures

Section 10A(i)(1) of the Exchange Act and related SEC rules require that all auditing and permissible non-audit services to be performed by a company’s principal accountants be approved in advance by the Audit Committee of the Board, subject to a “de minimis” exception set forth in the SEC rules (the “De Minimis Exception”). Pursuant to Section 10A(i)(3) of the Exchange Act and related SEC rules, the Audit Committee has established procedures by which the Chairman of the Audit Committee may pre-approve such services. The Audit Committee’s policy is to review and pre-approve, either pursuant to the Audit Committee Pre-Approval & Hiring Policy or through a separate pre-approval by the Audit Committee, any engagement of our independent registered public accounting firm to provide any audit or permissible non-audit service to the Company. Pursuant to the Audit Committee Pre-Approval & Hiring Policy, which the Audit Committee will review and reassess periodically, a list of specific services within certain categories of services, including audit, audit-related, tax and other services, are specifically pre-approved for the upcoming or current fiscal year, subject to an aggregate maximum annual fee payable by us for each category of pre-approved services. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee. Additionally, all audit and permissible non-audit services in excess of the pre-approved fee level, whether or not included on the pre-approved list of services, must be separately pre-approved by the Audit Committee. The Audit Committee has delegated authority to its chairman to specifically pre-approve engagements for the performance of audit and permissible non-audit services, for which the estimated cost for each specified type of service shall not exceed $25,000. The chairman must report all pre-approval decisions to the Audit Committee at its next scheduled meeting and provide a description of the terms of the engagement.

In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee pre-approved all services performed by the Company’s independent registered public accounting firm in 2019.

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

Exhibit Number	Exhibit Description

21.1	Subsidiaries of Finjan Holdings, Inc.**

23.1	Consent of Marcum LLP.**

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2
Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002* 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**†

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**†

101.INS	XBRL Instance Document**+

101.SCH	XBRL Taxonomy Extension Schema Document**+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**+

*	Filed herewith.

**	Filed as an exhibit to the Company's Annual Report on FORM10-K filed on March 4, 2020.

†	This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

+	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

#	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINJAN HOLDINGS, INC.

Date:	April 29, 2020	By:	/s/ Philip Hartstein
Philip Hartstein
President & Chief Executive Officer (Principal Executive Officer)

Date:	April 29, 2020	By:	/s/ Jevan Anderson
Jevan Anderson
Chief Financial Officer & Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Eric Benhamou *	Director	April 29, 2020
Eric Benhamou

/s/ Daniel Chinn *	Chairman	April 29, 2020
Daniel Chinn

/s/ Glenn Daniel *	Director	April 29, 2020
Glenn Daniel

/s/ Harry Kellogg *	Director	April 29, 2020
Harry Kellogg

/s/ Michael Southworth *	Director	April 29, 2020
Michael Southworth

/s/ Alex Rogers *	Director	April 29, 2020
Alex Rogers

/s/ Gary Moore *	Director	April 29, 2020
Gary Moore

/s/ John Greene *	Director	April 29, 2020
John Greene

/s/ Philip Hartstein	President & Chief Executive Officer	April 29, 2020
Philip Hartstein	(Principal Executive Officer)

/s/ Jevan Anderson	Chief Financial Officer & Treasurer	April 29, 2020
Jevan Anderson	(Principal Financial and Accounting Officer)

* By: /s/ Philip Hartstein
Philip Hartstein
Attorney-in-Fact