Form 10-Q
period 2020-03-31
FINJAN HOLDINGS, INC.
filed 2020-05-13
CIK 1366340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
As of May 5, 2020, 27,703,002 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

FINJAN HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

 FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and par value)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$18,706	$18,304
Short term investments	13,302	17,779
Accounts receivable	570	—
Prepaid expenses and other current assets	3,445	288
Total current assets	36,023	36,371
Property and equipment, net	437	462
Intangible assets, net	3,064	3,552
Deferred income taxes	4,042	7,267
Right of use assets	2,095	2,227
Other assets, non-current	214	214
Total Assets	$45,875	$50,093
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,044	$4,481
Accounts payable - related parties	13	88
Accrued expenses	522	260
Lease liability	566	522
Other liabilities, current	2,000	2,000
Total current liabilities	7,145	7,351

Lease liability, non-current	1,611	1,786
Other liabilities, non-current	1,865	1,799
Total Liabilities	10,621	10,936

Commitments and contingencies (Note 3)

Stockholders' equity
Preferred stock - $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock - $0.0001 par value; 80,000,000 shares authorized: 27,685,554 and 27,650,926 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	29,788	29,502
Retained earnings	5,463	9,652
Total Stockholders' Equity	35,254	39,157
Total Liabilities and Stockholders' Equity	$45,875	$50,093

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,
	2020	2019
Revenues	$3,800	$—
Cost of revenues	900	—
Gross profit	2,900	—
Research and development expense	391	476
Selling, general and administrative expenses	6,710	7,945
Total operating expenses	7,101	8,421
Loss from operations	(4,201)	(8,421)
Other income (expense)
Interest and other expense	(77)	(118)
Interest and other income	130	204
Loss before income taxes	(4,148)	(8,335)
Provision (benefit) for income taxes	41	(2,333)
Net loss	(4,189)	(6,002)

Net loss to common stockholder	$(4,189)	$(6,002)

Net loss per share, basic and diluted	$(0.15)	$(0.22)

Net loss per share applicable to common stockholders, basic and diluted	$(0.15)	$(0.22)

Weighted-average common shares outstanding, basic	27,677,579	27,594,372
Weighted-average common shares outstanding, diluted	27,677,579	27,594,372

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

Three Months Ended March 31, 2020 and 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance - December 31, 2019	27,650,926	$3	$29,502	$9,652	$39,157
Stock-based compensation expense	—	—	266	—	266
Exercise of stock options and vesting of RSUs	34,628	—	20	—	20
Net loss	—	—	—	(4,189)	(4,189)
Balance - March 31, 2020	27,685,554	$3	$29,788	$5,463	$35,254

Balance - December 31, 2018	27,568,656	$3	$28,534	$26,142	$54,679
Stock-based compensation expense	—	—	246	—	246
Vesting of RSUs	27,184	—	—	—	—
Net loss	—	—	—	(6,002)	(6,002)
Balance - March 31, 2019	27,595,840	$3	$28,780	$20,140	$48,923

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,189)	$(6,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	513	497
Non-cash lease expense	132	119
Stock-based compensation	266	246
Deferred income taxes	3,225	(2,337)
Amortization of discount and premium on investments	(13)	(79)
Changes in operating assets and liabilities:
Accounts receivable	(570)	2,550
Prepaid expenses and other assets	(3,157)	767
Lease liability	(131)	(110)
Accounts payable	(437)	162
Accounts payable - related parties	(75)	(138)
Accrued expenses	262	1,321
Other liabilities	66	118
Net cash used in operating activities	(4,108)	(2,886)

Cash flows from investing activities:
Purchase of marketable securities	(3,010)	(3,763)
Redemptions and maturities of marketable securities	7,500	1,797
Leasehold improvements	—	(31)
Net cash provided by (used in) investing activities	4,490	(1,997)

Cash flows from financing activities
Proceeds from exercise of stock options	20	—
Net cash provided by financing activities	20	—

Net increase (decrease) in cash and cash equivalents	402	(4,883)
Cash and cash equivalents - beginning	18,304	32,011
Cash and cash equivalents - ending	$18,706	$27,128

The accompanying notes are an integral part of the condensed consolidated financial statements

FINJAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Finjan Holdings, Inc. (the “Company” or “Finjan Holdings”), a Delaware corporation, and its wholly owned subsidiaries, Finjan, Inc. ("Finjan"), Finjan Blue, Inc. ("Finjan Blue") and Finjan Mobile, Inc. ("Finjan Mobile") operates a cybersecurity business focused on three business lines: intellectual property licensing and enforcement, mobile security application development and investing in cybersecurity technologies and intellectual property. Licensing and enforcement of the Company's cybersecurity patent portfolio is operated through its wholly-owned subsidiaries Finjan and Finjan Blue. Revenues and operations are concentrated in Finjan; other subsidiaries were immaterial to the condensed consolidated financial statements for the three months ended March 31, 2020 and 2019. The Company’s common stock has been trading on the NASDAQ Capital Market ("NASDAQ") since May 2014.

BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements have been prepared following the requirements of the Securities and Exchange Commission (“SEC”), for interim reporting. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) can be condensed or omitted. The condensed consolidated balance sheet for the year ended December 31, 2019 was derived from the Company's audited financial statements, but does not include all disclosures required by U.S. GAAP. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto of the Company for the year ended December 31, 2019 which were included in the annual report on Form 10-K filed by the Company on March 4, 2020.

In the opinion of management, these condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments, considered necessary for the fair presentation of the Company’s financial position and operating results. The results for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the year ending December 31, 2020, or any other interim or future periods.

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

SHORT TERM INVESTMENTS

Investments consist of U.S. Treasury Bills, which are classified as held-to-maturity, Certificates of Deposit and other Corporate Debt Securities. The Company determines the appropriate balance sheet classification of its investments at the time of purchase and evaluates the classification at each balance sheet date. All of the Company’s investments mature within the next twelve months. Unrealized gains and losses are de minimis. As of March 31, 2020 and December 31, 2019, the carrying value of the Company’s U.S. Treasury Bills approximates their fair value due to their short-term maturities.

NET LOSS PER COMMON SHARE

Basic net loss per common share is based upon the weighted-average number of common shares outstanding. Diluted net income loss per common share is based on the weighted-average number of common shares outstanding and potentially dilutive common shares outstanding and computed as follows:

	Three Months ended March 31,
	2020	2019
	(In thousands, except share and per share data)
Numerator:
Net loss to common stockholders	$(4,189)	$(6,002)

Denominator:
Weighted-average common shares, basic	27,677,579	27,594,372
Weighted-average common shares, diluted*	27,677,579	27,594,372
Net loss per common share:
Basic:	$(0.15)	$(0.22)
Diluted:	$(0.15)	$(0.22)
* For the three months ended March 31, 2020 and 2019, the securities would be anti-dilutive and therefore were excluded.

Potentially dilutive common shares from employee equity plans and warrants are determined by applying the treasury stock method assumed exercise of warrants and share options and were excluded from the computation of diluted net loss per share because their inclusion would be anti-dilutive and consist of the following:

	Three Months ended March 31,
	2020	2019
Stock options	2,339,013	2,486,646
Restricted stock units	538,691	288,108
Warrants	2,355,506	2,355,506
Total	5,233,210	5,130,260

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. The Company adopted ASU 2018-13 on January 1, 2020, the impact on the Company's condensed consolidated financial statements of this adoption is immaterial.

Recently issued accounting pronouncements not yet adopted

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

NOTE 2 - SHORT TERM INVESTMENTS, PREPAID EXPENSES AND OTHER CURRENT ASSETS

Short Term Investments

The Company's short term investments are classified as below with maturities of twelve months or less, unrealized gains and losses were immaterial for the periods presented:

Security Type	Fair Value
	March 31, 2020	December 31, 2019
	(in thousands)
Government	$1,027	$1,012
Asset Backed	2,895	4,854
Industrial	4,443	5,034
Financial	4,937	6,879
	$13,302	$17,779

Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as presented below:

	March 31, 2020	December 31, 2019
	(in thousands)
Prepaid income tax	$3,182	$—
Other prepaid expenses and other current assets	263	288
	$3,445	$288

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

The Company has a sub-lease with a related party that has lease terms that are month-to-month based on the legally enforceable terms of the agreement as of January 1, 2019. In accordance with ASC 842-10-55-12, leases between related parties should be classified in accordance with the lease classification criteria applicable to all other leases on the basis of the legally enforceable terms and conditions of the lease. As a result, the Company elected not to apply the recognition requirements of ASC 842 for short-term leases, however, the lease costs that pertain to the short-term leases are disclosed in the components of lease costs table below.

The balance sheet classification of the Company’s right-of-use asset and lease liabilities was as follows (in thousands):

	March 31, 2020	December 31, 2019

Operating lease right of use assets	$2,095	$2,227

Operating lease liabilities
Current portion included in current liabilities	566	522
Long Term portion included in non-current liabilities	1,611	1,786
Total Operating lease liabilities	$2,177	$2,308

The components of lease expenses, net which were included in total expenses in the Company’s condensed consolidated statements of operations, were as follows (in thousands):

	Three Months ended March 31
	2020	2019
Operating lease cost	$198	$198
Variable lease cost	—	—
Short term lease income	(14)	(60)
	$184	$138

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2020 and 2019 were $0.2 million and $0.1 million, respectively, and were included in net cash used in operating activities in the Company's condensed consolidated statement of cash flows. A non-cash lease expense of $0.1 million for three months ended March 31, 2020 and 2019 was included in net adjustments to reconcile net loss to net cash used in operating activities in the Company's condensed consolidated statement of cash flows.

As of March 31, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

For the year ending December 31,
2020, remainder	$582
2021	801
2022	829
2023	425
Total lease payments	$2,637
Less: present value adjustment	(460)
Operating lease liabilities	$2,177

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate based on the information available at the date of adoption of ASC 842. As of March 31, 2020, the weighted average remaining lease term is 3.25 years and the weighted average discount rate used to determine the operating lease liabilities was 11%.

Contractual Commitments

Finjan Mobile

On April 21, 2017, the Company and Finjan Mobile, a wholly-owned subsidiary of the Company, entered into a Confidential Avira VPN Platform Distribution Agreement (the “Distribution Agreement”) with Avira, Inc., a Delaware corporation (“Avira”). Pursuant to the Distribution Agreement, Avira will provide its Virtual Private Network (“VPN”) platform and technical support (“VPN Platform”) to Finjan Mobile, and Finjan Mobile will utilize the VPN Platform as part of its VitalSecurity™ suite of product offerings. Avira also granted Finjan Mobile related license rights in connection with the Distribution Agreement and starting July 1, 2017, Finjan Mobile began paying Avira $3.9 million in fees under the Distribution Agreement, payable in 12 quarterly installments of $0.3 million over the subsequent 3 years. The Company has analyzed the terms of the agreement and has accounted for the transaction as a service agreement, to be expensed over the period of service. As of March 31, 2020, the Company has a $0.3 million contractual obligation due April 2020.

Finjan Blue

The Company and Finjan Blue entered into a Patent Assignment Agreement with IBM effective as of August 24, 2017. Pursuant to the Patent Assignment Agreement, Finjan Blue acquired 41 select issued and pending IBM Security Patents in exchange for $8.5 million cash, payable as follows: (i) $2.0 million upon execution of the Patent Assignment Agreement and (ii) $6.5 million over the subsequent four years. The Company made its second payment of $1.0 million on August 24, 2018 and a third payment of $1.5 million on September 9, 2019. As of March 31, 2020, the Company has a remaining balance due of $4.0 million.

The IBM Security Patents from the Patent Assignment Agreement have been recorded at their present value of $7.0 million in the first quarter of 2018, recognizing a present value adjustment of $1.4 million. Accretion related to the present value and amortization expense is recognized over the expected useful life. Accretion and amortization expense was $0.1 million and $0.5 million for the three months ended March 31, 2020, respectively and $0.1 million and $0.4 million for the three months ended March 31, 2019, respectively.

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

NOTE 4 - ACCRUED EXPENSES

Accrued Expenses

The components of accrued expenses are as presented below:

	March 31, 2020	December 31, 2019
	(in thousands)
Legal - litigation / licensing	$250	$—
Compensation	250	250
Other	22	10
	$522	$260

NOTE 5 - LICENSE, SETTLEMENT AND RELEASE AGREEMENT

On January 23, 2020, the Company and each of its subsidiaries entered into a Confidential Patent License and Settlement Agreement (collectively, the “2020 License Agreements”) with Bitdefender Inc., a Florida Corporation and Bitdefender S.R.L., a Romanian corporation (collectively, “Bitdefender”). As part of the 2020 License Agreements, Bitdefender will obtain a license to, among others, the patents of Finjan, Finjan Mobile, and Finjan Blue, and pay Finjan $3.8 million in cash, of which $3.2 million was received during the quarter ended March 31, 2020, the remaining $0.6 million is currently being withheld for tax purposes and will be remitted upon delivery of FORM 6166 (Tax Residency Certificate). We await receipt of FORM 6166 from the US Department of Treasury. The Company recognized $3.8 million as revenues as of January 23, 2020, in accordance with the Company’s revenue recognition policy as described in Note 1, Further, upon acquisition of Bitdefender or acquisitions by Bitdefender, additional one-time license fees may be due to Finjan. The remaining terms of the License Agreements are confidential.

NOTE 6 - STOCKHOLDERS' EQUITY

Stock Repurchase Program

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. The repurchases under the share repurchase program were made in the open market or in privately negotiated transactions and were funded from the Company’s working capital. As of March 31, 2020, the Company has a remaining authorization of $8.0 million for future share repurchases.

Warrants

During the issuance of the Series A-1 Preferred Stock in June 2017, the Company issued a fully vested common stock warrant (the “Warrant”), to initially purchase 2,000,000 shares of common stock, $0.0001 par value per share at an exercise price of $3.18 per share, which increased to 2,355,506 shares in accordance with its terms. The Warrant has a term of three years, expiring June 2020.

As of March 31, 2020 the aggregate intrinsic value of the warrant was $0, with a weighted average contracted term of 0.2 years.

NOTE 7 – STOCK BASED COMPENSATION

On June 21, 2017, at the annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval, which represented an additional 1,385,366 shares as of January 1, 2018, 1,378,432 shares as of January 1, 2019 and 1,382,546 shares as of January 1, 2020 (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). As of March 31, 2020, the Company has 4,133,416 shares available for issuance under the 2014 Plan.

During the three months ended March 31, 2020 and 2019, the Company incurred $0.3 million and $0.2 million, respectively, of stock-based compensation in the condensed consolidated statements of operations. All stock-based compensation expenses were related to selling, general and administration.

Stock Options

The following table is a summary of stock option activity during the three months ended March 31, 2020:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding 2013 & 2014 Plans – December 31, 2019	2,356,197	$1.89	5.93	$628
Options granted	—	—	—	—
Options exercised	(17,184)	1.20	6.09	—
Options forfeited	—	—	—	—
Outstanding – March 31, 2020	2,339,013	$1.89	5.68	$—
Exercisable – March 31, 2020	1,906,107	$1.78	5.19	$—

The Company estimates the fair values of stock options using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model and the weighted-average grant date fair value of the option awards for the periods presented were as follows:

	Three Months ended March 31
	2020	2019
Volatility	NA	104.99%
Expected term (in years)	NA	6
Risk-free rate	NA	2.24%
Expected dividend yield	NA	—
Weighted-average grant date fair value per option	NA	$2.24

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

Restricted Stock Units

The following table is a summary of restricted stock units award activity during the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at beginning of period	486,135	2.53
Shares granted	70,000	2.01
Shares vested	(17,444)	1.69
Non-vested at end of period	538,691	$2.18

The aggregate intrinsic value of the unvested RSU's was $0.5 million as of March 31, 2020.

As of March 31, 2020, total compensation cost not yet recognized related to unvested restricted stock awards and stock options was approximately $1.5 million, which is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 8 – RELATED PARTY TRANSACTIONS

In the course of business, the Company obtains legal services from a firm in which the Company’s Chairman is a partner. The Company incurred approximately $38,000 in legal fees to the firm for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company had balances due to this firm of approximately $13,000 and $88,000 respectively. Such amounts are included as part of accounts payable - related parties on the accompanying condensed consolidated balance sheets.

The Company entered into a sublease agreement at its headquarters, effective July 1, 2018 with Benhamou Global Ventures, a company in which one of the Company's Directors serves as Managing Director. Rental income from the sublease is approximately $15,000 quarterly for an undefined term.

NOTE 9 - LITIGATION, CLAIMS AND ASSESSMENTS

Finjan recognizes that the dynamic nature of the COVID-19 Pandemic requires flexibility in its normal business activities particularly with respect to ongoing litigation. Most courts have postponed long-set trials and hearings, or are conducting them via virtual meeting platforms. We report below those cases and activities that have been directly impacted by the Pandemic, while noting that other normal business activities are ongoing remotely.

A. United States District Court Actions

Finjan, Inc. v. Palo Alto Networks, Inc., Case No. 4:14-cv-04908-PJH (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Palo Alto Networks, Inc. (“Palo Alto Networks”) in the United States District Court for the Northern District of California on November 4, 2014, asserting that Palo Alto Networks is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 6,965,968; 7,058,822; 7,418,731; 7,613,918; 7,613,926; 7,647,633; 8,141,154; 8,225,408; and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to Next-Generation Security Platform, Next-Generation Firewall, Virtualized Firewall, WildFire Subscription, WildFire Platform, URL Filtering Subscription, Threat Prevention Subscription, and Advanced EndPoint Protection. Finjan seeks entry of judgment that Palo Alto Networks has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. §285. This action is before the Honorable Phyllis J. Hamilton. Details on procedures prior to January 2020 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There are no new developments to report since January 1, 2020.

Finjan, Inc. v. ESET, LLC et al., Case No. 3:17-cv-00183-CAB (S.D. Cal.)

Finjan filed a patent infringement lawsuit against ESET, LLC and ESET SPOL S.R.O. (collectively "ESET") in the United States District Court for the Northern District of California (Case No. 3:16-cv-03731-JD (N.D. Cal.)) on July 1, 2016, asserting that ESET infringes Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,975,305; 8,079,086; 9,189,621; and 9,219,755 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, ESET ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, Host-based Intrusion Prevention System (HIPS), and ESET LiveGrid technologies including ESET’S Home Protection, Small Office, and Business product lines and ESET Services. Finjan seeks entry of judgment that ESET has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from the infringement of the same patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. The case was transferred to the Southern District of California on January 31, 2017. This action is before the Honorable Cathy Ann Bencivengo. Details on procedures prior to January 2020 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. A Mandatory Settlement Conference was held on February 10, 2020 in person before the Honorable Magistrate Judge Bernard G. Skomal and did not result in any resolution between the parties. A pretrial conference and motion in limine hearing was held on February 21, 2020, the Pretrial Order was entered on February 25, 2020, and the jury trial commenced on March 9, 2020. On March 16, 2020, Judge Bencivengo deemed a mistrial based upon the current state of extraordinary circumstances due to the Coronavirus/COVID-19 Pandemic, suspending all proceedings until further notice. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Cisco Systems, Inc., Case No. 5:17-cv-00072-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Cisco Systems, Inc. (“Cisco”) in the United States District Court for the Northern District of California on January 6, 2017, asserting that Cisco infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 8,141,154; and 8,677,494 (the "Asserted Patents") through the manufacture, use, importation, sale, and/or offer for sale of its products and services, including but not limited to, Cisco’s Advanced Malware Protection, Cisco Collective Security Intelligence, Cisco Outbreak Filters, Talos Security Intelligence and Research Group, and AMP Threat Grid technologies, including Cisco AMP for Endpoints, Cisco AMP for Networks (also referred to by Cisco as “NGIPS”), Cisco AMP for ASA with FirePOWER Services, Cisco AMP Private Cloud Virtual Appliance, Cisco AMP for CWS, ESA, or WSA, Cisco AMP for Meraki MX, Cisco AMP Threat Grid. Finjan seeks entry of judgment that Cisco has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Beth Labson Freeman. Details on procedures prior to January 2020 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. A hearing on summary judgment motions occurred on January 9, 2020. On February 3, 2020, the Court denied Finjan’s Motion for Summary Judgment of validity, and March 30, 2020, the Court granted in part and denied in part Cisco's motion for summary judgment of non-infringement. The Court heard oral arguments on Daubert motions on March 26, 2020, and issued an Order on Daubert Motions on April 17, 2020. The final pretrial conference was held on April 30, 2020 and a jury trial is scheduled to commence on June 22, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. ESET SPOL S.R.O. et al., Docket Nos. 2 Ni 53/16 (EP). 4c O 33/16 (German Litigations)

Finjan filed a patent infringement lawsuit against ESET SPOL. S.R.O., a Slovak Republic Corporation, and ESET Deutschland GmbH (collectively “ESET”) in the Düsseldorf District Court of Germany on July 1, 2016, asserting that ESET infringed Finjan’s European Patent No. 0 965 094 B1 (“the ‘094 Patent”), through the offering and/or delivering to customers in the Federal Republic of Germany software products including ESET’s ThreatSense, ESET Advanced Heuristic, ESET DNA Signature, ESET LiveGrid technologies, including ESET’s Home Users, Small Office, and Business product lines and ESET services. Finjan has sought cease and desist orders against both defendants for offering or delivering the challenged products, under penalty of a fine for each violation of such orders, for orders providing Finjan with profit information regarding the challenged products, and for damages which Finjan has suffered or shall suffer as a result of ESET offering or delivering the challenged products since November 1, 2008. Details on procedures prior to January 2020 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There are no new developments to report since January 1, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. SonicWall, Inc., Case No. 5:17-cv-04467-BLF (N.D. Cal.)

Finjan filed a patent infringement lawsuit against SonicWall, Inc. (“SonicWall”) in the United States District Court for the Northern District of California on August 4, 2017, asserting that SonicWall is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 7,058,822; 6,804,780; 7,613,926; 7,647,633; 8,141,154; 8,677,494; 7,975,305; 8,225,408; and 6,965,968 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Appliance Products utilizing Capture ATP and/or Gateway Security Services and Email Security Products utilizing Capture ATP and/or Gateway Security Services. Finjan seeks entry of judgment that SonicWall has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Beth Labson Freeman. Details on procedures prior to January 2020 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. A summary judgment hearing is scheduled for January 14, 2021, a final pretrial conference for March 18, 2021, and a jury trial to commence on May 3, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Bitdefender Inc., et al., Case No. 4:17-cv-04790-HSG (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Bitdefender Inc. and Bitdefender S.R.L. (“Bitdefender”) in the United States District Court for the Northern District of California on August 16, 2017, asserting that Bitdefender is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,804,780; 7,930,299; 8,141,154; and 8,677,494 (the "Asserted Patents") through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, Total Security, Family Pack, Internet Security, Antivirus Plus, Security for XP and Vista, Antivirus for Mac, Mobile Security, GravityZone Enterprise Security, GravityZone Elite Security, GravityZone Advanced Business Security, GravityZone Business

Security, Hypervisor Introspection, Security for AWS, Cloud Security for MSP, GravityZone for xSP, and BOX. Finjan seeks entry of judgment that Bitdefender has infringed and is infringing the Asserted Patents, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action was before the Honorable Haywood S. Gilliam, Jr. Details on procedures prior to January 2020 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. On January 23, 2020, the parties filed a Joint Stipulation of Dismissal with Prejudice pursuant to a confidential settlement agreement between the parties, which the Court granted on the same day.

Finjan, Inc. v. Juniper Networks, Inc., Case No. 3:17-cv-05659-WHA (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Juniper Networks, Inc. (“Juniper”) in the United States District Court for the Northern District of California on September 29, 2017, asserting that Juniper is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,804,780; 7,647,633; 7,613,926; 8,141,154; 8,677,494; 7,975,305; and 8,225,408 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including but not limited to, SRX Gateways, SRX Gateways using Sky ATP, and Contrail. Finjan seeks entry of judgment that Juniper has infringed and is infringing the Asserted Patents, has and is inducing infringement, a preliminary and permanent injunction from infringing the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action was before the Honorable William H. Alsup. Details on procedures prior to January 2020 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. This case is now pending before the Court of Appeals for the Federal Circuit. Finjan’s Opening Brief was filed on December 18, 2019, Juniper’s Response was filed on March 27, 2020, and the projected date for Finjan’s Reply is May 18, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Trustwave Holdings, Inc. & Singapore Telecommunications Ltd., Case No. 1:20-cv-00371-LPS (D. Del.)

Finjan filed a patent infringement lawsuit against Trustwave Holdings, Inc. (“Trustwave”) and its parent Singapore Telecommunications Ltd. (“SingTel”) in the United States District Court for the District of Delaware on March 26, 2020, asserting that Trustwave and SingTel are directly and indirectly infringing certain claims of Finjan’s U.S. Patent No. 8,141,154 (the “Asserted Patent”) through the manufacture, use, sale, importation, and/or offer for sale of their products and services, including, but not limited to, Trustwave’s Secure Web Gateway and Secure Email Gateway products. Finjan seeks entry of judgment that Trustwave and SingTel have infringed, are infringing, have induced infringement and are inducing infringement of the Asserted Patent, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patent, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Leonard P. Stark.

Finjan, Inc. v. Trustwave Holdings, Inc., Case No. 1:20-cv-00372-LPS (D. Del.)

Finjan filed a breach of contract lawsuit against Trustwave Holdings, Inc. (“Trustwave”) in the Superior Court of Delaware on April 4, 2018 (Case No. N18C-04-006 WCC-CCLD), asserting that Trustwave breached a patent licensing agreement with Finjan by failing to pay owed royalties, failing to comply with audit procedures as provided by that licensing agreement, and for failing to pay for that audit. Finjan seeks entry of judgment that Trustwave be ordered to pay damages due to the breach of the agreement and the cost of the audit, including interest, and that Finjan be awarded attorneys’ fees. This action was before the Honorable William C. Carpenter, Jr. Details on procedures prior to January 2020 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. On March 16, 2020 Finjan filed a Notice of Removal of this case to the U.S. District Court of Delaware. The case is now pending before the Honorable Leonard P. Stark. On April 14, 2020 Trustwave filed a motion to remand the case to Superior Court.

Finjan, Inc. v. Check Point et al., Case No. 3:18-cv-02621-WHO (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Check Point Software Technologies Inc. and Check Point Software Technologies Ltd. (collectively “Check Point”) in the United States District Court for the Northern District of California on May 3, 2018, asserting that Check Point is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,965,968; 7,418,731; 7,647,633; 8,079,086; 8,141,154; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Check Point’s Next Generation Firewall and Security Gateway products, Blade products, CloudGuard products, Endpoint Protection products, Advanced Threat Prevention products, Mobile Security products, ZoneAlarm products, Threat Intelligence products,

Security Management and Policy Management products, ThreatCloud Managed Security Service products, Smart-1 Appliance products, products using SandBlast technology, and products utilizing the Gaia Operating System. Finjan seeks entry of judgment that Check Point has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable William H. Orrick. Details on procedures prior to January 2020 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The Court issued an order on January 17, 2020 granting in part Check Point’s motion to strike Finjan’s second amended infringement contentions. Finjan filed a motion to certify the order for interlocutory appeal, which the Court denied on April 20, 2020. The Court also issued a notice of intent to appoint a special master to address the remainder of the dispute, and on February 14, 2020 appointed Magistrate Elizabeth Laporte as the special master. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Rapid7, Inc. et al., Case No. 1:18-cv-01519-MN (D. Del)

Finjan filed a patent infringement lawsuit against Rapid7, Inc. (“Rapid7”) in the United States District Court for the District of Delaware on October 1, 2018, asserting that Rapid7 is directly and indirectly infringing certain claims of Finjan’s U.S. Patent Nos. 7,757,289; 7,613,918; 7,975,305; 8,079,086; 8,141,154; 8,225,408; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Rapid7’s InsightIDR, InsightVM (Nexpose), InsightAppSec, AppSpider, and Metasploit technologies, including Rapid7's Insight Platform products. Finjan seeks entry of judgment that Rapid7 has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Maryellen Noreika. The Court held claim construction hearings on January 15 and January 22, 2020 and issued a claim construction order on February 5, 2020. The deadline for dispositive and Daubert motions is September 25, 2020, a pretrial conference is set for February 8, 2021, and trial for February 22, 2021. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Fortinet, Inc., Case No. 3:18-cv-06555-JD (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Fortinet, Inc. (“Fortinet”) in the United States District Court for the Northern District of California on October 26, 2018, asserting that Fortinet infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 6,965,968; 7,058,822; 7,418,731; 7,647,633; 7,975,305; 8,079,086; 8,225,408; and 8,677,494 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Fortinet’s FortiGate, FortiManager, FortiAnalyzer, FortiSiem, FortiSandbox, FortiMail, FortiWeb, FortiCache, and FortiClient technologies, including Fortinet Security Fabric products. Finjan seeks entry of judgment that Fortinet has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable James Donato. Details on procedures prior to January 2020 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There are no new developments to report since January 1, 2020. There can be no assurance that Finjan will be successful in settling or litigating these claims.

Finjan, Inc. v. Qualys Inc., Case No. 4:18-cv-07229-YGR (N.D. Cal.)

Finjan filed a patent infringement lawsuit against Qualys Inc. (“Qualys”) in the United States District Court for the Northern District of California on November 29, 2018, asserting that Qualys infringes certain claims of Finjan’s U.S. Patent Nos. 6,154,844; 8,677,494; 7,975,305; 8,225,408; 6,965,968; 7,418,731; and 8,141,154 (the “Asserted Patents”) through the manufacture, use, sale, importation, and/or offer for sale of its products and services, including, but not limited to, Qualys’ products and services that utilize Vulnerability Management, Threat Protection, Continuous Monitoring, Indicators of Compromise, Container Security, Web App Firewall, Web App Scanning, and Compliance Monitoring, including Qualys Cloud Platform products. Finjan seeks entry of judgment that Qualys has infringed, is infringing, has induced infringement and is inducing infringement of the Asserted Patents, a preliminary and permanent injunction from infringing, or inducing the infringement of the Asserted Patents, an accounting of all infringing sales and revenues, damages of no less than a reasonable royalty consistent with proof, and enhanced damages for willful infringement, costs, interest, and reasonable attorneys’ fees under 35 U.S.C. § 285. This action is before the Honorable Yvonne Gonzalez Rogers. Details on procedures prior to January 2020 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. On February 28,

2020 Qualys filed a motion for leave to amend its answer and affirmative defenses, which Finjan opposed, and on April 13, 2020 the Court issued an order granting the leave to amend. On April 14, 2020, Qualys filed its Second Amended Answer to Complaint and Counterclaims, to which Finjan filed its answer on April 28, 2020. A claim construction hearing has been scheduled for May 27, 2020, via Zoom meeting platform due to the COVID-19 Pandemic.

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

U.S. Patent No. 7,975,305 (Assignee, Finjan, Inc.)
A third-party request for Ex Parte Reexamination of claims 6, 9, 11, 12, 17, and 25 of U.S. Patent No. 7,975,305 was filed on March 19, 2020 by Rapid7, Inc. and SonicWall, Inc., and assigned Reexamination Control Number 90/014,477. Reexamination was ordered on May 7, 2020. An optional Patent Owner Statement is due July 7, 2020.

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

U.S. Patent No. 8,141,154 (Assignee, Finjan, Inc.)
Details on procedures prior to January 2020 are disclosed in Note 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. On July 17, 2019, Palo Alto Networks filed a Notice of Appeal for IPR2016-00151 to the United States Court of Appeals for the Federal Circuit (Case No. 19-2151). Palo Alto Networks’ filed its Opening Brief on November 27, 2019, and the Director of the USPTO intervened in the appeal on January 6, 2020. Intervenor filed its Response Brief on March 4, 2020, Finjan’s filed its Response Brief on March 20, 2020, and Palo Alto Networks’ filed its Reply on April 10, 2020. No date for oral argument has been set.

U.S Patent No. 7,975,305 (Assignee, Finjan, Inc.)
On July 4, 2017, ESET, LLC and ESET SPOL S.R.O. (collectively “ESET”) filed a Petition for IPR of U.S. Patent No. 7,975,305 (IPR2017-01738). On January 24, 2019, the PTAB issued a Final Written Decision maintaining the validity of all instituted claims. On March 25, 2019, ESET filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit (Case No. 19-1716). ESET filed its Opening Brief on September 6, 2019. On October 18, 2019 the United States Patent and Trademark Office (“USPTO”) filed a Notice of Intervention. Finjan filed its Response Brief and the USPTO filed its Intervenor Brief on November 15, 2019, and ESET filed its Reply on December 20, 2019. On April 9, 2020, due to COVID-19, an order issued canceling the previously scheduled oral argument set for May 6, 2020, and the appeal was submitted on the briefs without oral argument on that date. On May 11, 2020, the Federal Circuit issued a Judgment affirming the PTAB’s Final Written Decision.

U.S. Patent No. 7,647,633 (Assignee, Finjan, Inc.)
On December 22, 2017, Cisco Systems, Inc. filed a Petition for IPR of U.S. Patent No. 7,647,633 (IPR2018-00391). On May 23, 2019, the PTAB issued its Final Written Decision maintaining the validity of claim 14 and invalidating claims 1-4, 8, and 11-13. Finjan filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit on June 27, 2019, and Cisco filed a Notice of Cross Appeal on July 1, 2019 (Case No. 19-2074). Finjan’s Opening Brief was filed on November 22, 2019 and Cisco’s Opening Brief on January 16, 2020. Finjan’s Reply Brief was filed on March 26, 2020 and Cisco's Reply Brief on April 16, 2020. No date for oral argument has been set.

U.S. Patent No. 6,154,844 (Assignee, Finjan, Inc.)
On October 2, 2018, Juniper Networks, Inc. filed a Petition for IPR of U.S. Patent No. 6,154,844 (IPR2019-00026). Finjan’s POPR was filed on January 11, 2019. On April 9, 2019, the PTAB instituted IPR on claims 1, 15, and 41. Finjan’s Patent Owner Response was filed on July 2, 2019, Petitioner’s Reply was filed on September 24, 2019, and Finjan’s Sur-Reply was filed on November 5, 2019. Oral argument was held on January 10, 2020. On April 7, 2020, the PTAB issued its Final Written Decision maintaining the validity of claims 1, 15, and 41.

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

U.S. Patent No. 8,079,086 (Assignee, Finjan, Inc.)
On September 18, 2019, Unified Patents, Inc. filed a Petition for IPR of U.S. Patent No. 8,079,086 (IPR2019-01611). Finjan’s POPR was filed on January 23, 2020, and Unified’s Reply to POPR was filed on February 11, 2020. On April 13, 2020, the PTAB denied institution of IPR.

Except for the foregoing disclosures, Finjan is not presently aware of any other material pending legal proceedings, to which Finjan or any of its subsidiaries are a party or of which any of its property is the subject.

Litigation, including patent litigation, is inherently subject to uncertainties, especially in the midst of the COVID-19 pandemic. As such, there can be no assurance that Finjan will be successful in litigating and/or settling any of these claims.

NOTE 10 - INCOME TAX

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), an economic stimulus package in response to the COVID-19 global pandemic. The CARES Act contains several corporate income tax provisions, including making remaining AMT credits immediately refundable; providing a 5-year carryback of net operating losses ("NOL") generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOL if carried back to prior tax years or utilized in tax years beginning before 2021, among others. The Company intends to avail itself of these new provisions and are reflected in the results as of March 31, 2020.

The Company had a tax expense of $41,000 for the three months ended March 31, 2020 and is comprised of federal and state tax benefits on current period losses, along with a net federal tax expense for the impact of the CARES Act, resulting in an effective tax rate on a YTD basis of approximately -1.0%. The Company had a tax benefit of $2.3 million for the three months ended March 31, 2019, comprising of a federal tax benefit and a state tax benefit of $1.7 million and $0.6 million, respectively. The computed effective tax rate for the three months ended March 31, 2019, is approximately 28.00%.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, about Finjan Holdings, Inc., (the “Company” or “Finjan Holdings”), financial condition and results of operations, including discussions about management’s expectations for the business. These include statements regarding our expectations, intentions, beliefs and projections about our future results, performance, prospects and opportunities. These statements can be identified by the fact that they do not relate strictly to historical or current facts or by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “potential,” “should,” “will,” “will be,” “would,” and the negative of these terms and similar expressions, but this is not an exclusive way of identifying such statements. Readers are cautioned that forward-looking statements are not guarantees of future performance. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, the forward-looking statements contained in this report as a result of various risks, uncertainties and other factors. Important factors that could cause our actual results to differ materially from our expectations include, without limitation, our ability to execute our business plan, the outcome of pending or future enforcement actions, our ability to expand our technology portfolio, the enforceability of our patents, the continued use of our technologies in the market, the development of products and services for the consumer and enterprise market, the sufficiency of our existing cash and investments to meet our cash needs for at least the next 12 months, the development or continuation of a liquid trading market for our securities, regulatory developments and other factors described under Item 1A. “Risk Factors,” as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and any subsequent quarterly or current reports. The following discussion should also be read in conjunction with the audited and unaudited consolidated financial statements and notes thereto, as set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and any subsequent quarterly or current reports, including this Quarterly Report on Form 10-Q.

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

Finjan recognizes that the dynamic nature of the COVID-19 Pandemic requires flexibility in its normal business activities particularly with respect to ongoing litigation. Most courts have postponed long-set trials and hearings or are conducting them via virtual meeting platforms. This impacts the Operations and Industry Trends which are ongoing, the expectation is that these will return to normal once the Pandemic has eased.

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

As of March 31, 2020, we had 9 employees. However, in the current environment impacted by COVID-19, we have reduced our headcount and continue to execute our business plans with the remaining team. As the business allows, we intend to hire or engage additional full-time professionals, employees, and/or consultants in alignment with our growth strategy. While the market is highly competitive for attracting and retaining highly qualified professionals in our industry, we continue our endeavor to find such candidates for our Company. Our management team and additional personnel that we may hire in the future will be primarily responsible for executing and implementing our licensing and enforcement strategy, including analyzing licensing and enforcement opportunities, making tactical decisions related to our strategy, identifying new applications for our existing cybersecurity technologies and pursuing opportunities to invest in new technologies through strategic partnerships and acquisitions.

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

On June 29, 2018, the Company including its wholly-owned subsidiaries, entered into a license agreement with Trend Micro Incorporated (K.K.), a Japanese corporation and Trend Micro, Inc., a California corporation, which included the transfer of 18 select issued security-related patent assets to the Company.

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

Stock-Based and Other Executive Compensation

Our Board of Directors has adopted the Finjan Holdings Amended and Restated 2014 Incentive Compensation Plan (“Restated 2014 Plan”), which our shareholders approved at our 2014 annual meeting of stockholders on July 10, 2014, pursuant to which 2,196,836 shares of common stock are authorized for issuance and on June 21, 2017, at our 2017 annual meeting of stockholders, the Company's shareholders approved (i) an increase of 1,000,000 shares to the Finjan Holdings, Inc. Restated 2014 Plan and (ii) the addition of an “evergreen” feature which provides for the annual replenishment of shares to the Restated 2014 Plan share reserve without stockholder approval, which represented an additional 1,385,366 shares as of January 1, 2018, 1,378,432 shares as of January 1, 2019 and 1,382,546 shares as of January 1, 2020 (equal to 5.0% of our outstanding shares of Common Stock as of the end of our immediately preceding fiscal year). A total of 538,691 restricted stock units and 2,399,013 options remain outstanding as of March 31, 2020, under the Restated 2014 Plan. We expect that future equity-based awards will continue to be made under the Restated 2014 Plan to our directors, officers and other employees and consultants. As a result, to the extent relevant, we may incur non-cash, stock-based compensation expenses in future periods that may not be comparable to past periods. As of March 31, 2020, we have 4,133,416 shares available for issuance under the 2014 Plan.

We expect to increase the number of employees and consultants to help execute our strategy in the cybersecurity business and support our public company functions. Accordingly, we will continue to incur compensation expenses in future periods that we did not incur during the historical periods presented in our financial statements.

Results of Operations

Three months ended March 31, 2020 compared with three months ended March 31, 2019:

	For Three Months ended March 31,
	2020	2019	Change
				%
	(In millions, except percentages)
Revenue	$3.8	$—	$3.8	100%

Cost of revenues	0.9	—	0.9	100%

Gross profit	2.9	—	2.9	100%

Gross Margin	76%	—%

Operating expenses:
Research and development	0.4	0.5	(0.1)	(20)%
Selling, general and administrative (1)	6.7	7.9	(1.2)	(15)%
Total operating expenses	7.1	8.4	(1.3)	(15)%
Income (loss) from operations	(4.2)	(8.4)	4.2	(50)%

Other income, net	—	0.1	(0.1)	(100)%
Loss before income taxes	(4.2)	(8.3)	4.1	(49)%

Benefit for income taxes	0.0	(2.3)	2.3	(100)%

Net loss	$(4.2)	$(6.0)	$1.8	(30)%

(1) Includes stock based compensation	$0.3	$0.2	$0.1	50%

Revenue is derived from license agreements that we enter into with third-parties following negotiations pursuant to our licensing and enforcement program. Revenue is determined by the timing of licensing agreements and enforcement programs and can vary significantly period to period. During the three months ended March 31, 2020 we entered into one license agreement for $3.8 million compared to nil for the same period in 2019.

Costs of revenues includes legal expense directly associated with our licensing and enforcement programs and vary as a percentage of revenues, as does gross margin, due to the timing of legal expense paid on settlement.

Research and development expenses ("R&D") are primarily from our Finjan Mobile security business. Our focus on R&D consisted primarily of professional services associated with the development of mobile security application products, these expenses are consistent quarter over quarter.

Selling, general and administrative expenses (“SG&A”) are largely related to litigation, personnel and amortization of the IBM patents. Litigation expenses were $3.8 million and $5.1 million for the three months ended March 31, 2020 and 2019, a decrease of $1.3 million. These costs are primarily due to the timing of various outstanding actions as described in "Note 9 - Litigation, claims and assessments".

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

In addition:

•On April 21, 2017, we entered into a $3.9 million agreement with. Avira, Inc., to provide services to support our VPN Platform effective July 1, 2017, payable over 3 years in quarterly payments of $0.3 million. As of March 31, 2020, the Company has a $0.3 million contractual obligation due April 2020.

•We entered into a $8.5 million Patent Assignment and Support Agreement with IBM effective August 24, 2017. As of March 31, 2020, the Company has a $4.0 million obligation due over the next 1.5 years, with a final payment due August 24, 2021.

•On July 19, 2018, we entered into a lease for our corporate headquarters office in East Palo Alto, California. Under the terms of the lease, we owe minimum lease obligations of $3.7 million over 57 months. As of March 31, 2020, we have an outstanding obligation of $2.6 million.

The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the success of our licensing efforts and the outcome of enforcement actions. As a result, our income and cash flows may vary significantly from period to period.

Our cash, cash equivalents and short term investments are as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Cash & cash equivalents	$18.7	$18.3
Short term investments	$13.3	$17.8
	$32.0	$36.1

As of March 31, 2020, we had $32.0 million of cash and cash equivalents and short term investments, a decrease of $4.1 million from $36.1 million at December 31, 2019. This is primarily attributable to $4.1 million used in operating activities.

Based on current forecasts, management believes that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital for the next 12 months from the date of filing of this quarterly report.

	Three Months ended March 31
	2020	2019
	(in millions)
Net cash used in operating activities	$(4.1)	$(2.9)

Net cash provided by (used in) investing activities	$4.5	$(2.0)

Net cash provided by financing activities	$—	$—

Cash flows from operating activities:

Net cash used by our operating activities of $4.1 million during the three months ended March 31, 2020, is primarily due to our net loss of $4.2 million, less $0.6 million in depreciation, amortization and non-cash lease expense, $0.3 million of stock-based compensation and $3.2 million in deferred income taxes offset by $4.0 million of net change in operating assets and liabilities.

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

Cash used in investing activities:

During the three months ended March 31, 2020, net cash provided by investing activities of $4.5 million was related to the $3.0 million purchases of marketable securities, offset by $7.5 million in redemptions and maturities of marketable securities.

During the three months ended March 31, 2019, net cash used in investing activities of $2.0 million was related to the $3.8 million purchases of marketable securities offset with $1.8 million in redemptions of marketable securities.

Cash used in financing activities:

During the three months ended March 31, 2020 and 2019, our financing activities were immaterial.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our holdings of cash and cash equivalents and short term investments. Our cash and cash equivalents and short term investments as of March 31, 2020, totaled $32.0 million and consisted primarily of cash and money market funds with maturities of twelve months or less from the date of purchase. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates in the United States. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates of 10% would not be expected to have a material impact on our financial condition or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer, Philip Hartstein, and our Chief Financial Officer and Treasurer, Jevan Anderson, the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this quarterly report. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2020, to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms and accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
See "NOTE 9 - Litigation, Claims, and Assessments" to our Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Our operations are subject to risks of natural disasters, acts of war, terrorism or widespread illness (such as COVID-19), any one of which could result in a business stoppage and negatively affect our operating results.

Our business operations depend on our ability to maintain and protect our facility, computer systems and personnel, which are primarily located in East Palo Alto. Our business operations are in close proximity to known earthquake fault zones. Our facility and transportation for our employees are susceptible to damage from earthquakes and other natural disasters such as fires, floods and similar events. Should earthquakes or other catastrophes such as fires, floods, power outages, communication failures or similar events disable our facilities, we do not have readily available alternative facilities from which we could conduct our business, which stoppage could have a negative effect on our operating results. Acts of terrorism, widespread illness (such as COVID-19) and war could also have a negative effect at our international and domestic facilities and on our operating results. In fact, the outbreak in December 2019 of COVID-19, is affecting our litigation. Shelter in place requirements imposed in California and elsewhere as a response to COVID-19 have resulted in most courts postponing long-set trials and hearings, or conducting them via virtual meeting platforms. Additionally, while licensing negotiations and other business activities have continued remotely, the efficiency with which our business is conducted has decreased. We expect the changes in our business resulting from COVID-19 will have an adverse impact on our business, operations and financial results, which may be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There were no unregistered sales of equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On May 2, 2018, the Company’s board of directors authorized the repurchase of issued and outstanding shares of the Company’s common stock having an aggregate value of up to $10.0 million pursuant to a share repurchase program. The authorization did not specify an expiration date. As of March 31, 2020, the Company had a remaining authorization of $8.0 million for future share repurchases.

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

Dated: May 13, 2020

Finjan Holdings, Inc. (Registrant)

/s/ Philip Hartstein
Philip Hartstein
President and Chief Executive Officer (Principal Executive Officer)

/s/ Jevan Anderson
Jevan Anderson
Chief Financial Officer and Treasurer (Principal Financial Officer)